Form 10-Q
period 1999-03-31
PLAYBOY ENTERPRISES INC
filed 1999-05-14
CIK 1072341

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to ....................


Commission file number 1-6813


                           Playboy Enterprises, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                        36-4249478
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification Number)

680 North Lake Shore Drive, Chicago, IL                      60611
(Address of principal executive offices)                  (Zip Code)


                                (312) 751-8000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X    No
                                 ____     ____

As of April 30, 1999, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share, and 17,915,577 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                           PLAYBOY ENTERPRISES, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


                                     PART I
                             FINANCIAL INFORMATION



                                                                         Page
                                                                         ----

Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations and
         Comprehensive Income for the Quarters Ended March 31,
         1999 and 1998 (Unaudited)                                          3

         Condensed Consolidated Balance Sheets at March 31,
         1999 (Unaudited) and December 31, 1998                             4

         Condensed Consolidated Statements of Cash Flows for the
         Quarters Ended March 31, 1999 and 1998 (Unaudited)                 5

         Notes to Condensed Consolidated Financial Statements            6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        18


                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19

Item 6.  Exhibits and Reports on Form 8-K                                   19


                  PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE INCOME
                  for the Quarters Ended March 31 (Unaudited)
                   (In thousands, except per share amounts)



                                                              1999            1998
                                                              ----             ----
Net revenues                                                 $73,611          $71,762
                                                              -------         -------

Costs and expenses
 Cost of sales                                               (63,535)         (61,760)
 Selling and administrative expenses                         (12,067)          (8,758)
                                                              ------           ------
   Total costs and expenses                                  (75,602)         (70,518)
                                                              ------           ------
Operating income (loss)                                       (1,991)           1,244
                                                               -----            -----
Nonoperating income (expense)
 Investment income                                                77               34
 Interest expense                                               (941)            (215)
 Gain on sale of investment                                    1,728                -
 Other, net                                                     (207)            (419)
                                                               -----              ---
   Total nonoperating income (expense)                           657             (600)
                                                               -----              ---

Income (loss) before income taxes                             (1,334)             644

Income tax benefit (expense)                                     292             (584)
                                                                 ---              ---
Net income (loss)                                             (1,042)              60
                                                               -----               --

Other comprehensive income (loss) (net of taxes)

 Foreign currency translation adjustment                         (58)              (5)
 Unrealized gain on marketable securities                          7                -
                                                                 --                --
   Total other comprehensive loss                                (51)              (5)
                                                                 ---               --
Comprehensive income (loss)                                  $(1,093)             $55
                                                             =======              ===

Weighted average number of common shares outstanding

 Basic                                                        20,972           20,531
                                                              ======           ======
 Diluted                                                      21,747           21,035
                                                              ======           ======
Basic and diluted net income (loss) per common share          $(0.05)           $0.00
                                                              ======            =====


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                    (Unaudited)
                                                                     March 31,    Dec 31,
                                                                       1999        1998
                                                                     --------    --------
Assets
 Cash and cash equivalents                                           $ 18,845    $    341
 Marketable securities                                                  1,522         505
 Receivables, net of allowance for doubtful accounts of
  $7,774 and $6,349, respectively                                      47,004      49,879
 Inventories                                                           25,777      25,685
 Programming costs                                                     48,429      43,342
 Deferred subscription acquisition costs                               11,120      11,570
 Other current assets                                                  21,176      21,097
                                                                     --------    --------
   Total current assets                                               173,873     152,419
                                                                     --------    --------

 Property and equipment, at cost                                       39,254      39,042
 Accumulated depreciation                                             (30,336)    (29,885)
                                                                     --------    --------
   Property and equipment, net                                          8,918       9,157
                                                                     --------    --------

 Programming costs                                                      9,119       5,983
 Goodwill, net of amortization of $551 and $432, respectively         107,239       2,053
 Trademarks                                                            44,452      17,294
 Net deferred tax assets                                                    -       6,525
 Other noncurrent assets                                               28,366      18,676
                                                                     --------    --------
 Total assets                                                        $371,967    $212,107
                                                                     ========    ========

Liabilities
 Short-term borrowings                                              $      -    $ 29,750
 Current financing obligations                                           187           -
 Accounts payable                                                     25,043      30,834
 Accrued salaries, wages and employee benefits                         4,114       6,024
 Income taxes payable                                                    238         819
 Deferred revenues                                                    44,759      41,647
 Other liabilities and accrued expenses                               38,106       9,919
                                                                    --------    --------

   Total current liabilities                                         112,447     118,993



 Long-term financing obligations                                     109,813           -
 Net deferred tax liabilities                                          8,610           -
 Other noncurrent liabilities                                          9,429       8,912
                                                                    --------    --------
   Total liabilities                                                 240,299     127,905
                                                                    --------    --------

Shareholders' Equity
 Common stock, $0.01 par value
  Class A voting - 7,500,000 shares authorized; 4,748,954 and
  5,042,381 issued, respectively                                          47          50
  Class B nonvoting - 30,000,000 shares authorized; 18,187,190
  and 17,149,691 issued, respectively                                    182         171
 Capital in excess of par value                                       87,205      44,860
 Retained earnings                                                    48,535      49,577
 Foreign currency translation adjustment                                (226)       (137)
 Unearned compensation restricted stock                               (4,054)     (3,716)
 Unrealized loss on marketable securities                                (21)        (32)
 Less cost of treasury stock                                               -      (6,571)
                                                                    --------    --------

   Total shareholders' equity                                        131,668      84,202
                                                                    --------    --------

 Total liabilities and shareholders' equity                         $371,967    $212,107
                                                                    ========    ========



  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the Quarters Ended March 31 (Unaudited)
                                 (In thousands)






                                                                        1999         1998
                                                                      --------     --------
Cash Flows From Operating Activities
Net income (loss)                                                      $(1,042)    $    60
Adjustments to reconcile net income (loss) to net cash
  used for operating activities:
 Depreciation of property and equipment                                    474         478
 Amortization of intangible assets                                         652         438
 Gain on sale of investment                                             (1,728)          -
 Amortization of investments in entertainment programming                5,600       5,000
 Investments in entertainment programming                               (8,423)     (6,828)
 Net change in operating assets and liabilities                            546      (2,602)
 Other, net                                                                (66)         (3)
                                                                       -------     -------
   Net cash used for operating activities                               (3,987)     (3,457)
                                                                       -------     -------

Cash Flows From Investing Activities
Sale of investment                                                       4,500           -
Additions to property and equipment                                       (258)       (141)
Acquisition of Spice Entertainment Companies, Inc.                     (45,707)       (354)
Funding of equity interests in international ventures                   (1,317)       (572)
Purchase of marketable securities                                       (1,000)          -
Other, net                                                                   3          23
                                                                       -------     -------
   Net cash used for investing activities                              (43,779)     (1,044)
                                                                       -------     -------

Cash Flows From Financing Activities
Increase (decrease) in short-term borrowings                           (29,750)      4,500
Increase in financing obligations                                      110,000           -
Debt assumed in acquisition of Spice Entertainment Companies, Inc.     (10,471)          -
Deferred financing fees                                                 (3,781)       (100)
Proceeds from exercise of stock options                                    221          88
Proceeds from sales under employee stock purchase plan                      51          48
                                                                       -------     -------
   Net cash provided by financing activities                            66,270       4,536
                                                                       -------     -------
Net increase in cash and cash equivalents                               18,504          35

Cash and cash equivalents at beginning of period                           341         947
                                                                       -------     -------

Cash and cash equivalents at end of period                             $18,845     $   982
                                                                       =======     =======



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(A)  BASIS OF PREPARATION

The financial information included in these financial statements is unaudited, but in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K") of Playboy Enterprises, Inc. and its subsidiaries (the "Company").


(B)  ACQUISITION

On March 15, 1999, the Company completed its acquisition of Spice Entertainment Companies, Inc. ("Spice"), a leading provider of adult television entertainment. The initial determination of the purchase price, including transaction costs and the assumption of Spice debt, was approximately $136 million, which, net of assets assumed, resulted in a net transaction value of approximately $117 million. The purchase price and its allocation are subject to change upon final determination. The purchase was financed through the issuance of approximately $48 million of the Company's Class B common stock and the remainder through the assumption and issuance of long-term debt. See Note H Financing Obligations. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Spice since the acquisition date have been included in the Company's Condensed Consolidated Statement of Operations and Comprehensive Income. The excess of the purchase price over the fair value of the net assets acquired was approximately $105 million and has been recorded as goodwill, which is being amortized over 40 years.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition occurred on January 1, 1998 (in thousands, except per share amounts):

                                                            Quarters Ended
                                                              March 31,
                                                         ------------------
                                                           1999       1998
                                                         -------    -------

Net revenues...................................          $79,902    $77,971
Net loss.......................................           (2,612)    (1,108)
Basic and diluted net loss per common share:
 Basic.........................................            (0.12)     (0.05)
 Diluted.......................................          $ (0.11)   $ (0.05)

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense primarily related to goodwill and increased interest expense related to the debt financing. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1998, or of future results of operations.

(C)   SALE OF INVESTMENT

In the quarter ended March 31, 1999, the Company sold its wholly-owned subsidiary, Playboy Gaming Greece Ltd., which owned a 12% equity interest in the Playboy Casino at Hotel des Roses (the "Rhodes Casino"). Total proceeds of $5,200,000 have been received. These proceeds included a repayment of a loan of $1,200,000 owed to the Company by the Rhodes Casino. The Company realized a gain before income taxes of $1,728,000 on the sale. The taxable gain on the sale was immaterial and will be offset by the application of a capital loss carryforward.


(D)   INCOME TAXES

Associated with the Spice acquisition, $15.7 million of deferred tax liabilities were recorded under the purchase method of accounting for certain identifiable intangible assets, comprising trademarks, non-compete agreements and a film library. Accordingly, after consideration of this additional $15.7 million of deferred tax liabilities, at March 31, 1999, the Company was in a net deferred tax liability position of $1.2 million that consisted of $7.4 million of current deferred tax assets and $8.6 million of noncurrent deferred tax liabilities. At December 31, 1998, prior to the Spice acquisition, the Company was in a net deferred tax asset position of $13.9 million that consisted of $7.4 million of current deferred tax assets and $6.5 million of noncurrent deferred tax assets.

As reported in the Company's 1998 Form 10-K, the deferred tax assets principally include the anticipated benefit of net operating loss carryforwards ("NOLs"). Realization of those assets is dependent upon the Company's ability to generate taxable income in future years. The recognition of benefits in the financial statements is based upon projections by management of future operating income and the anticipated reversal of temporary differences that will result in taxable income. Projections of future earnings were based on adjusted historical earnings.

In order to fully realize the net deferred tax asset of $13.9 million at December 31, 1998, the Company will need to generate future taxable income of approximately $39.7 million prior to the expiration, beginning in 2009, of the Company's NOLs. Management believes that it is more likely than not that the required amount of such taxable income will be realized. Management will periodically reconsider the assumptions utilized in the projection of future earnings and, if warranted, increase or decrease the amount of deferred tax assets through an adjustment to the valuation allowance.


(E)  COMPREHENSIVE INCOME

The following sets forth the components of other comprehensive income (loss), and the related tax expense or benefit allocated to each item (in thousands):


                                                              (Unaudited)
                                                            Quarters Ended
                                                               March 31,
                                                          ----------------
                                                            1999     1998
                                                           -----    -----
Foreign currency translation adjustment (1)....            $ (58)   $  (5)
Unrealized gain on marketable securities (2)...            $   7    $   -


(1) Net of a related tax benefit of $31 and $3 for the quarters ended March 31, 1999 and 1998, respectively.
(2)  Net of related tax expense of $4 for the quarter ended March 31, 1999.

(F)  INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") (in thousands, except per share amounts):


                                                            (Unaudited)
                                                           Quarters Ended
                                                              March 31,
                                                         -----------------
                                                         1999         1998
                                                         ----         ----
Numerator:
 For basic and diluted EPS--net income (loss)
  available to common shareholders.............        $(1,042)       $60
                                                       =======        ===

Denominator:
 Denominator for basic EPS--
  weighted-average shares......................         20,972     20,531
                                                        ------     ------
 Effect of dilutive potential common shares:
   Stock options...............................            775        504
                                                        ------     ------
     Dilutive potential common shares..........            775        504
                                                        ------     ------
 Denominator for diluted EPS--
  adjusted weighted-average shares.............         21,747     21,035
                                                        ======     ======
Basic and Diluted EPS..........................         $(0.05)     $0.00
                                                        ======     ======



During the quarter ended March 31, 1999, approximately 345,000 weighted-average shares of Class B restricted stock awards outstanding were not included in the computation of diluted EPS as the operating income objectives applicable to these restricted awards were not met during that period. Additionally, options to purchase approximately 340,000 weighted-average shares of Class B common stock were outstanding during the quarter ended March 31, 1999, but were not included in the computation of diluted EPS as the options' exercise prices were greater than the average market price of the Class B common stock, the effect of which was antidilutive.

(G)  INVENTORIES

Inventories, which are stated at the lower of cost (average cost and specific cost) or market, consisted of the following (in thousands):


                                            (Unaudited)
                                              March 31,     Dec. 31,
                                                1999          1998
                                                ----          ----
Paper......................................   $ 7,811      $ 8,277
Editorial and other prepublication costs...     5,335        6,052
Merchandise finished goods.................    12,631       11,356
                                              -------      -------
 Total inventories.........................   $25,777      $25,685
                                              =======      =======



(H)  FINANCING OBLIGATIONS

In connection with financing the Company's acquisition of Spice, the Company entered into a new $150.0 million credit agreement dated as of February 26, 1999. The new agreement provided financing to (a) purchase all of the outstanding shares of Spice and pay related acquisition costs; (b) repay the existing debt of the Company and Spice; and (c) fund future general working capital and investment needs.

The new agreement consists of three components: a $40.0 million revolving credit facility with a $10.0 million letter of credit sublimit; a $35.0 million tranche A term loan; and a $75.0 million tranche B term loan. The revolving credit facility and tranche A term loan mature on March 15, 2004. The tranche B term loan matures on March 15, 2006. Loans bear interest at a rate equal to specified index rates plus margins that fluctuate based on the Company's ratio of consolidated debt to consolidated adjusted EBITDA (earnings before income taxes plus interest expense, depreciation and amortization, less cash investments in programming). The Company's obligations under the agreement are unconditionally guaranteed by each of the Company's existing and subsequently acquired domestic restricted subsidiaries (all domestic subsidiaries except Playboy Online, Inc.). The agreement and related guarantees are secured by substantially all of Playboy Enterprises, Inc.'s and its domestic restricted subsidiaries' assets.

The agreement contains financial covenants requiring the Company to maintain certain leverage, cash flow, interest coverage and fixed charge coverage ratios. Other covenants include limitations on other indebtedness, investments, capital expenditures and dividends. The agreement also requires mandatory prepayments with net cash proceeds resulting from excess cash flow, asset sales and the issuance of certain debt obligations or equity securities, with certain exceptions as described in the agreement.

(I)  CONTINGENCIES

In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act of 1996 (the "Telecommunications Act"), which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 of the Telecommunications Act ("Section 505") commenced May 18, 1997. The Company's full case on the merits was heard by the United States District Court in Wilmington, Delaware (the "Delaware District Court") in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants have appealed this judgment. Management believes that the effect of Section 505 on the Company's financial performance is likely to continue until the case is finally decided.

(J)  TREASURY STOCK

There were no Class A or Class B common shares held as treasury stock at March 31, 1999. All shares of treasury stock were cancelled under terms of the merger agreement between the Company and Spice. At December 31, 1998, treasury stock consisted of 293,427 Class A common shares and 951,041 Class B common shares.

(K)  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

The following summarizes non-cash investing and financing activities (in thousands):


                                                          (Unaudited)
                                                         Quarter Ended
                                                            March 31,
                                                              1999
                                                           ---------

Fair value of net assets acquired, including goodwill...   $134,916
Acquisition liabilities.................................    (30,104)
Debt assumed............................................    (10,471)
Common stock issued.....................................    (48,307)
                                                           --------
Cash paid...............................................     46,034
Less: cash acquired.....................................       (327)
                                                           --------
Net cash paid for the Spice acquisition.................   $ 45,707
                                                           ========

See Note B.

(L)  SEGMENT INFORMATION

The following tables represent financial information by reportable segment (in thousands):



                                                           (Unaudited)
                                                          Quarters Ended
                                                             March 31,
                                                        ------------------
                                                          1999       1998
                                                        -------    -------
Net Revenues
Publishing (1)...............................          $33,299    $29,998
Entertainment................................           20,443     18,294
Product Marketing............................            1,583      2,599
Catalog......................................           15,739     19,400
Casino Gaming................................                -          -
Playboy Online...............................            2,469      1,423
Corporate Marketing (1)......................               78         48
                                                       -------    -------
 Total.......................................          $73,611    $71,762
                                                       =======    =======

Income (Loss) Before Income Taxes
Publishing (1)...............................          $ 1,840    $   206
Entertainment................................            4,389      4,859
Product Marketing............................              307        692
Catalog......................................             (301)     1,040
Casino Gaming................................             (228)      (191)
Playboy Online...............................           (1,959)      (694)
Corporate Administration and Promotion (1)...           (6,039)    (4,668)
Investment income............................               77         34
Interest expense.............................             (941)      (215)
Gain on sale of investment...................            1,728          -
Other, net...................................             (207)      (419)
                                                       -------    -------
 Total.......................................          $(1,334)   $   644
                                                       =======    =======

                                                     (Unaudited)
                                                       March 31,     Dec. 31,
                                                         1999          1998
                                                       --------      --------
Identifiable Assets
Publishing (1)...................................     $ 44,026       $ 50,171
Entertainment (2)................................      236,979         85,783
Product Marketing................................        5,388          5,764
Catalog..........................................       18,356         17,871
Casino Gaming....................................        6,263          4,416
Playboy Online...................................          804          1,282
Corporate Administration and Promotion (1) (2)...       60,151         46,820
                                                      --------       --------
  Total (2)......................................     $371,967       $212,107
                                                      ========       ========

(1) Corporate amounts now include certain Company-wide marketing activities like the Jazz Festival that had previously been reported in the Publishing Group.
(2) The increase in identifiable assets since December 31, 1998 is primarily due to the Company's acquisition of Spice on March 15, 1999.

(M)  SUBSEQUENT EVENT

In April 1999, the Company filed a registration statement to sell shares of its nonvoting Class B common stock. The stock was offered at a price of $30.00 per share. Two million shares will be sold by a trust established by, and for the benefit of, Hugh M. Hefner, the Company's founder and principal stockholder, and 500,000 shares will be sold by the Company. The underwriters have an option to purchase from the Company a maximum of 375,000 additional shares to cover over-allotments of shares. The Company will use the proceeds from this offering for general corporate purposes. The Company will not receive any of the proceeds from the sale of Class B common stock by Mr. Hefner. Mr. Hefner will pay expenses related to this transaction proportionate to the number of shares of Class B common stock he sells to the total number of shares sold in the offering.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The Company's revenues increased 3% to $73.6 million for the quarter ended March 31, 1999 compared to $71.8 million for the quarter ended March 31, 1998. The increase was primarily due to higher revenues from the Publishing and Entertainment Groups, partially offset by lower Catalog Group revenues.

   The Company reported an operating loss of $2.0 million for the quarter ended March 31, 1999 compared to operating income of $1.2 million in the prior year quarter. The decrease in operating performance reflected higher operating income for the Publishing Group, which was more than offset by higher Corporate Administration and Promotion expenses, lower operating performance for the Catalog Group and higher planned investments in the Playboy Online Group.

   The net loss for the quarter ended March 31, 1999 was $1.0 million, or $0.05 per basic and diluted common share, compared to net income of $0.1 million, or $0.00 per basic and diluted common share, for the prior year quarter. The net loss for the current year quarter included a $1.7 million gain from the sale of the Company's equity interest in the Rhodes Casino.

   Several of the Company's businesses can experience variations in quarterly performance. As a result, the Company's performance in any quarterly period is not necessarily reflective of full-year or longer-term trends. For example, Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on product introductions by advertising customers, changes in advertising buying patterns and economic conditions. In addition, Entertainment Group revenues vary with the timing of international sales.

PUBLISHING GROUP

   Beginning with the quarter ended March 31, 1999, certain Company-wide marketing activities like the Jazz Festival that had previously been reported in the Publishing Group are now included in Corporate Administration and Promotion results. The revenues and operating income of the Publishing Group were as follows for the periods indicated below (in millions):


                                         Quarters Ended
                                             March 31,
                                        ----------------
                                         1999       1998
                                        -----      -----
Revenues
Playboy Magazine...................     $26.7      $24.0
Other Domestic Publishing..........       4.1        3.8
International Publishing...........       2.5        2.2
                                        -----      -----
 Total Revenues....................     $33.3      $30.0
                                        =====      =====
Operating Income...................     $ 1.8      $ 0.2
                                        =====      =====


   Publishing Group revenues for the quarter ended March 31, 1999 increased $3.3 million, or 11%, compared to the prior year quarter primarily due to higher revenues from Playboy magazine.

   For the quarter ended March 31, 1999, Playboy magazine revenues increased $2.7 million, or 11%, compared to the prior year quarter. Circulation revenues increased $2.7 million due to a $4.1 million, or 134%, increase in newsstand revenues principally due to extraordinary sales of the April 1999 issue featuring Sable. The higher newsstand revenues were partially offset by a $1.4 million, or 10%, decrease in subscription revenues, reflecting in part the problems facing direct marketing stamp sheet agents, which is affecting all publishers. Advertising revenues increased $0.6 million, or 10%, compared to the prior year quarter primarily due to more ad pages. Advertising sales for the fiscal year 1999 second quarter issues of the magazine are closed and the Company expects to report 5% lower ad revenues compared to the quarter ended June 30, 1998.

   Revenues from other domestic publishing businesses increased $0.3 million, or 9%, compared to the prior year quarter largely as the result of an additional newsstand special issue in the current year quarter.

   International publishing revenues increased $0.3 million, or 9%, compared to the prior year quarter primarily due to higher revenues from the Polish edition of Playboy magazine, in which the Company owns a majority interest. Lower royalties from the Brazilian edition, due to economic problems in that country, partially offset this increase.

   Publishing Group operating income increased $1.6 million compared to the prior year quarter primarily due to the aforementioned increases in Playboy magazine newsstand and advertising revenues, partially offset by the lower Playboy magazine subscription revenues and higher editorial costs associated in part with the feature on Sable.

ENTERTAINMENT GROUP

   Beginning with the quarter ended March 31, 1999, the international home video business, previously combined with international TV sales and network results, has been combined with the domestic home video business and is now reported as worldwide home video. Additionally, programming expense for all of the group's businesses, including certain licensing expenses that were previously reported as direct costs, are now reported collectively as programming expense. Previously, results from AdulTVision and movies and other had been reported net of programming expense. The revenues and operating income of the Entertainment Group were as follows for the periods indicated below (in millions):



                                                   Quarters Ended
                                                      March 31,
                                                   ---------------
                                                    1999     1998
                                                    -----    -----
Revenues
Playboy TV
 Cable...........................................   $ 5.2    $ 5.4
 Satellite Direct-to-Home........................     9.3      7.9
 Off-Network Productions and Other...............     0.4      0.2
                                                     ----     ----
Total Playboy TV.................................    14.9     13.5
International TV.................................     1.5      1.6
Worldwide Home Video.............................     1.9      1.6
Spice/AdulTVision................................     1.9      1.4
Movies and Other.................................     0.2      0.2
                                                    -----    -----
 Total Revenues..................................   $20.4    $18.3
                                                    =====    =====
Operating Income
Profit Contribution Before Programming Expense...   $10.0    $ 9.9
Programming Expense..............................    (5.6)    (5.0)
                                                    -----    -----
 Total Operating Income..........................   $ 4.4    $ 4.9
                                                    =====    =====


   Entertainment Group revenues increased $2.1 million, or 12%, for the quarter ended March 31, 1999 compared to the prior year quarter largely due to higher Playboy TV satellite direct-to-home ("DTH") revenues. Operating income decreased $0.5 million, or 10%, reflecting an increase in Playboy TV profit contribution, which was more than offset by higher group administrative and programming expenses.

   The following discussion focuses on the profit contribution of each business before programming expense ("profit contribution").

Playboy TV
----------

   For the quarter ended March 31, 1999, revenues of $14.9 million from the Company's domestic pay television service, Playboy TV, were $1.4 million, or 11%, higher compared to the prior year quarter.

   Cable revenues were $0.2 million, or 3%, lower compared to the prior year quarter primarily due to favorable adjustments to pay-per-view revenues in the prior year quarter, partially offset by higher retail rates. At March 31, 1999, Playboy TV was available to approximately 11.7 million cable addressable households, an increase of 4% compared to March 31, 1998 and flat compared to December 31, 1998.

   In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act, which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 commenced May 18, 1997. The Company's full case on the merits was heard by the Delaware District Court in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants have appealed this judgment. Management believes that the effect of Section 505 on the Company's financial performance is likely to continue until the case is finally decided. See "Legal Proceedings."

   Additionally, management believes that the growth in cable access for the Company's domestic pay television businesses has slowed in recent years given the combination of constraints on channel capacity and the effects of cable reregulation by the Federal Communications Commission (the "FCC"), including the "going-forward rules" which provide cable operators with incentives to add basic services. As cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions, competition for channel space has increased.

   New technology, primarily digital set-top converters, will dramatically increase channel capacity, and cable operators have begun to introduce digital technology in order to upgrade their cable systems and to counteract competition from DTH operators. Digital cable television has several advantages over analog cable television, including more channels, better audio and video quality and advanced set-top boxes that are addressable, provide a secure fully scrambled signal and have integrated program guides and advanced ordering technology. As digital technology, which is unaffected by the relevant sections of the Telecommunications Act, becomes more available, however, the Company believes that ultimately its pay television networks will be available to the majority of cable households on a 24-hour basis.

   DTH revenues increased $1.4 million, or 18%, for the quarter primarily due to increases in addressable universes for all of the digital broadcast satellite ("DBS") services combined with more aggressive marketing. Unlike cable, the DTH market is unaffected by Section 505. Revenues from TVRO, or the big-dish market, continued to decline, as expected, due to the maturity of this platform. Playboy TV was available to approximately 10.7 million DTH households at March 31, 1999, an increase of 27% and 9% compared to March 31, 1998 and December 31, 1998, respectively.

   Revenues from off-network productions and other increased $0.2 million compared to the prior year quarter.

   Profit contribution for Playboy TV increased $0.9 million for the quarter primarily due to the net increase in DTH revenues.


International TV
----------------

   Revenues and profit contribution from the international TV sales and network business both decreased $0.1 million compared to the prior year quarter. Variances in quarterly performance are caused in part by the recognition of revenues and profit contribution from tier sales, which are dependent upon the timing of program delivery, license periods and other factors.


Worldwide Home Video
--------------------

   Revenues and profit contribution from the worldwide home video business increased $0.3 million and $0.1 million, respectively, for the quarter primarily due to higher international home video revenues.

Spice/AdulTVision
-----------------

   The acquisition of Spice was effective on March 15, 1999. Revenues and profit contribution, excluding amortization, from the Spice networks were $0.5 million and $0.2 million, respectively, for the quarter. The quarter also reflected amortization of $0.2 million for goodwill, trademarks and non-compete agreements related to the acquisition. AdulTVision revenues and profit contribution remained flat and increased $0.1 million, respectively, for the quarter.

Movies and Other
----------------

   Revenues and profit contribution from movies and other businesses both remained flat compared to the prior year quarter.

   The Entertainment Group's administrative expenses increased $0.9 million. This increase was largely due to higher performance-related variable compensation expense, which is accrued based on the anticipated improvement in the group's fiscal year 1999 operating performance, combined with higher expenses to support the group's growth.

Programming Expense
-------------------

   Programming amortization expense increased $0.6 million for the quarter.

PRODUCT MARKETING GROUP

   The revenues and operating income of the Product Marketing Group were as follows for the periods indicated below (in millions):

                                                       Quarters Ended
                                                          March 31,
                                                     ------------------
                                                     1999          1998
                                                     ----          ----
Revenues .......................................     $1.6          $2.6
                                                     ====          ====

Operating Income................................     $0.3          $0.7
                                                     ====          ====


   Revenues for the quarter ended March 31, 1999 decreased $1.0 million, or 39%, compared to the prior year quarter. The decrease was primarily due to lower revenues from Special Editions, Ltd. as a result of a barter agreement in the prior year quarter related to the sale of prints and posters from the Company's art publishing inventory. The comparison also reflected lower international product licensing royalties, largely from Asia.

   Operating income of $0.3 million decreased $0.4 million, or 56%, compared to the prior year quarter largely due to the lower Asian royalties.

CATALOG GROUP

   The revenues and operating performance of the Catalog Group were as follows for the periods indicated below (in millions):


                                                      Quarters Ended
                                                         March 31,
                                                     -----------------
                                                     1999         1998
                                                     ----         ----
Revenues........................................    $15.7        $19.4
                                                    =====        =====

Operating Income (Loss).........................    $(0.3)        $1.0
                                                    =====         ====




   For the quarter ended March 31, 1999, revenues decreased $3.7 million, or 19%, compared to the prior year quarter as all of the catalogs reported lower revenues, except for the recently launched Spice catalog. These net lower revenues, partially offset by lower related costs, resulted in an operating loss of $0.3 million compared to operating income of $1.0 million in the prior year quarter. Online sales for video, music and Playboy-branded products, which are reported in Playboy Online's results, partially offset the lower print catalog revenues.

CASINO GAMING GROUP

   In the quarter ended March 31, 1999, the Company sold its 12% equity interest in the Rhodes Casino, which resulted in a nonoperating gain of $1.7 million. In connection with the sale, the Company negotiated a minimum guarantee against its licensing agreement for the Rhodes Casino. The Company will begin reporting licensing revenues in the second quarter of fiscal year 1999 as a result of the opening of the Rhodes Casino in April 1999.

   The Company continues to explore additional casino gaming opportunities. For both the current and prior year quarters, the Casino Gaming Group incurred operating losses of $0.2 million as a result of administrative expenses.

PLAYBOY ONLINE GROUP

   The revenues and operating losses of the Playboy Online Group were as follows for the periods indicated below (in millions):


                                                       Quarters Ended
                                                          March 31,
                                                     -----------------
                                                     1999         1998
                                                     ----         ----
Revenues........................................     $2.5         $1.4
                                                     ====         ====

Operating Loss..................................    $(2.0)       $(0.7)
                                                    =====        =====


   For the quarter ended March 31, 1999, Playboy Online Group revenues increased $1.1 million, or 74%, compared to the prior year quarter. This increase was primarily due to higher advertising and e-commerce revenues. The current year quarter also reflected higher subscription revenues related to Playboy Cyber Club.

   The Playboy Online Group reported an operating loss of $2.0 million compared to $0.7 million in the prior year quarter. The higher operating loss reflects higher planned investments related to the group's continued growth and development.

CORPORATE ADMINISTRATION AND PROMOTION

   Beginning with the quarter ended March 31, 1999, certain Company-wide marketing activities like the Jazz Festival that had previously been reported in the Publishing Group are now included in Corporate Administration and Promotion results. As a result, revenues are now reported in Corporate Administration and Promotion.

   Corporate Administration and Promotion net expenses of $6.0 million for the quarter increased $1.3 million, or 29%, compared to the prior year quarter largely due to higher marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1999, the Company had $18.8 million in cash and cash equivalents, no short-term borrowings and $110.0 million in financing obligations, compared to $0.3 million in cash and cash equivalents, $29.8 million in short-term borrowings and no financing obligations at December 31, 1998. The Company expects to meet its short- and long-term cash requirements through its new $150.0 million credit agreement. See Cash Flows From Financing Activities.

CASH FLOWS FROM OPERATING ACTIVITIES

   Net cash used for operating activities was $4.0 million for the quarter ended March 31, 1999, which reflected $8.4 million of investments in Company-produced and licensed entertainment programming during the current year quarter.

CASH FLOWS FROM INVESTING ACTIVITIES

   Net cash used for investing activities was $43.8 million for the quarter ended March 31, 1999. This primarily reflects the Company's acquisition of Spice, resulting in cash paid of $45.7 million in the current year quarter. On December 31, 1998, the Company sold to duPont Publishing, Inc. ("duPont") the shares of duPont's common stock owned by the Company. Sale proceeds were $5.0 million, which consisted of $0.5 million in cash, received in fiscal year 1998, and a $4.5 million promissory note, which was paid off January 4, 1999.

CASH FLOWS FROM FINANCING ACTIVITIES

   Net cash provided by financing activities was $66.3 million for the quarter ended March 31, 1999, principally due to the $110.0 million increase in financing obligations, partially offset by the repayment of $29.8 million of short-term borrowings and the payment of $10.5 million of debt assumed in the Spice acquisition.

   In connection with financing the Company's acquisition of Spice, the Company entered into a new $150.0 million credit agreement dated as of February 26, 1999. The new agreement provided financing to (a) purchase all of the outstanding shares of Spice and pay related acquisition costs; (b) repay the existing debt of the Company and Spice; and (c) fund future general working capital and investment needs.

   The new agreement consists of three components: a $40.0 million revolving credit facility with a $10.0 million letter of credit sublimit; a $35.0 million tranche A term loan; and a $75.0 million tranche B term loan. The revolving credit facility and tranche A term loan mature on March 15, 2004. The tranche B term loan matures on March 15, 2006. Loans bear interest at a rate equal to specified index rates plus margins that fluctuate based on the Company's ratio of consolidated debt to consolidated adjusted EBITDA. The Company's obligations under the agreement are unconditionally guaranteed by each of the Company's existing and subsequently acquired domestic restricted subsidiaries (all domestic subsidiaries except Playboy Online, Inc.). The agreement and related guarantees are secured by substantially all of Playboy Enterprises, Inc.'s and its domestic restricted subsidiaries' assets.

   The agreement contains financial covenants requiring the Company to maintain certain leverage, cash flow, interest coverage and fixed charge coverage ratios. Other covenants include limitations on other indebtedness, investments, capital expenditures and dividends. The agreement also requires mandatory prepayments with net cash proceeds resulting from excess cash flow, asset sales and the issuance of certain debt obligations or equity securities, with certain exceptions as described in the agreement.

INCOME TAXES

   Based on current tax law, the Company will need to generate approximately $39.7 million of future taxable income prior to the expiration of the Company's NOLs for full realization of the $13.9 million net deferred tax asset at December 31, 1998. At December 31, 1998, the Company had NOLs of $14.2 million for tax purposes, with $11.7 million expiring in 2009 and $2.5 million expiring in 2012.

   Management believes that it is more likely than not that the required amount of such taxable income will be generated in years subsequent to December 31, 1998 and prior to the expiration of the Company's NOLs to realize the $13.9 million net deferred tax asset at December 31, 1998. Associated with the Spice acquisition, $15.7 million of deferred tax liabilities were recorded under the purchase method of accounting for certain identifiable intangible assets, comprising trademarks, non-compete agreements and a film library. Accordingly, after consideration of this additional $15.7 million of deferred tax liabilities, at March 31, 1999, the Company was in a net deferred tax liability position of $1.2 million that consisted of $7.4 million of current deferred tax assets and $8.6 million of noncurrent deferred tax liabilities. Following is a summary of the bases for management's belief that a valuation allowance of $15.4 million at December 31, 1998 is adequate, and that it is more likely than not that the net deferred tax asset of $13.9 million will be realized:


 . In establishing the net deferred tax asset, management reviewed the components of the Company's NOLs and determined that they primarily resulted from several nonrecurring events, which were not indicative of the Company's ability to generate future earnings.

 . Several of the Company's operating groups continue to generate meaningful earnings, particularly the Entertainment Group, and the Company's investments in the Entertainment, Playboy Online and Casino Gaming Groups are anticipated to lead to increased earnings in future years.

 . The Company has opportunities to accelerate taxable income into the NOL carryforward period. Tax planning strategies would include the capitalization and amortization versus immediate deduction of circulation expenditures, the immediate inclusion versus deferred recognition of prepaid subscription income, the revision of depreciation and amortization methods for tax purposes and the sale-leaseback of certain property that would generate taxable income in future years.

YEAR 2000 COMPLIANCE

   In response to the Year 2000 problem, the Company has identified and is implementing changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, the Company has communicated with its vendors and other service providers to ensure that their products and business systems are or will be Year 2000 compliant. If modifications and conversions by the Company and those it conducts business with are not made in a timely manner, the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations. All major systems of the Company have either been identified as Year 2000 compliant, or remediation has been completed to ensure Year 2000 compliance. These major systems include financial applications and key operating systems for the Entertainment, Catalog and Playboy Online Groups. The Company is currently evaluating less critical systems, such as desktop applications, with plans for all systems to be in compliance by the third quarter of fiscal year 1999. The Company is also reviewing its non-information technology systems to determine the extent of any modifications and believes that there will be minimal changes necessary for compliance. Although the Company is still quantifying the impact, the current estimate of the total costs associated with the required modifications and conversions are expected to be slightly in excess of $1.0 million, of which approximately $0.8 million has been expensed to date. These costs are being expensed as incurred.

   The Company believes its technology systems will be ready for the Year 2000 and, as a result, has not developed a comprehensive contingency plan. High-risk vendors, however, are being examined throughout the year with contingency plans developed on a case-by-case basis where needed. Additionally, the Company is aware that it may experience other isolated incidences of non-compliance and plans to allocate internal resources and retain dedicated consultants and vendor representatives to be ready to take action if necessary. Although the Company values its established relationships with key vendors and other service providers, if certain vendors are unable to perform on a timely basis due to their own Year 2000 issues, the Company believes that substitute products or services are available from other vendors. The Company also recognizes that it, like all other businesses, is at risk if other key suppliers in utilities, communications, transportation, banking and government are not ready for the Year 2000.

FORWARD-LOOKING STATEMENTS

   This Form 10-Q Quarterly Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (1) government actions or initiatives, including (a) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials or businesses such as casino gaming, (b) regulation of the advertisement of tobacco products, or (c) substantive changes in postal regulations or rates; (2) increases in paper prices; (3) changes in distribution technology and/or unforeseen delays in the implementation of that technology by the cable and satellite industries, which might affect the Company's plans and assumptions regarding carriage of its program services; (4) increased competition for transponders and channel space and any decline in the Company's access to, and acceptance by, cable and DTH systems; (5) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers, either generally or with respect to the adult male market; (6) effects of the consolidation taking place nationally in the single-copy magazine distribution system; (7) new competition in the cable television market; (8) uncertainty of market acceptance of the Internet as a medium for information, entertainment, e-commerce and advertising, an increasingly competitive environment for advertising sales, the impact of competition from other content and merchandise providers, as well as the Company's reliance on third parties for technology and distribution for its online business; (9) potential problems associated with the integration of the Company's business with Spice's business; and (10) potential adverse effects of unresolved Year 2000 problems, including those that may be experienced by key suppliers.

           QUANTITATIVE AND QUALITATIVE DISCOSURES ABOUT MARKET RISK

   At March 31, 1999, in connection with the Spice acquisition, the Company had $110.0 million of financing obligations that are subject to market interest rates. Under the terms of the credit agreement, the Company is required to hedge a percentage of its outstanding term debt by June 15, 1999.

                               LEGAL PROCEEDINGS

   In February 1996, the Telecommunications Act was enacted. Certain provisions of the Telecommunications Act are directed exclusively at cable programming in general and adult cable programming in particular. In some cable systems, audio or momentary bits of video of premium or pay-per-view channels may accidentally become available to nonsubscribing cable customers. This is called "bleeding." The practical effect of Section 505 is to require many existing cable systems to employ additional blocking technology in every household in every cable system that offers adult programming to prevent any possibility of bleeding, or to restrict the period during which adult programming is transmitted from 10:00 p.m. to 6:00 a.m. Penalties for violation of the Telecommunications Act are significant and include fines and imprisonment.

   On February 26, 1996, one of the Company's subsidiaries filed a civil suit in the Delaware District Court challenging Section 505 on constitutional grounds. The suit names as defendants The United States of America, The United States Department of Justice, Attorney General Janet Reno and the FCC. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section 505. In granting the TRO, the Delaware District Court found that the Company had demonstrated it was likely to succeed on the merits of its claim that Section 505 is unconstitutional. On November 8, 1996, eight months after the TRO was granted, a three-judge panel in the Delaware District Court denied the Company's request for preliminary injunction against enforcement of Section 505 and, in so denying, found that the Company was not likely to succeed on the merits of its claim. The Company appealed the Delaware District Court's decision to the United States Supreme Court (the "Supreme Court") and enforcement of Section 505 was stayed pending that appeal. On March 24, 1997, without opinion, the Supreme Court summarily affirmed the Delaware District Court's denial of the Company's request for a preliminary injunction. Enforcement of Section 505 commenced May 18, 1997. On July 22, 1997, the Company filed a motion for summary judgment on the ground that Section 505 is unconstitutionally vague based on a Supreme Court decision on June 26, 1997 that certain provisions of the Telecommunications Act regulating speech on the Internet were invalid for numerous reasons, including vagueness. On October 31, 1997, the Delaware District Court denied the motion on the grounds that further discovery in the case was necessary to assist it in resolving the issues posed in the motion.

   The Company's full case on the merits was heard by the Delaware District Court in March 1998. On December 28, 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants have appealed this judgment. Management believes that the effect of Section 505 on the Company's financial performance is likely to continue until the case is finally decided.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                      Description
------                      -----------

10.1 Selected Employment, Termination and Other Agreements a Letter agreement dated January 25, 1999 regarding employment of Alex Mironovich

27      Financial Data Schedule

_________


(b)    Reports on Form 8-K

During the quarter ended March 31, 1999, the Company filed a Form 8-K Current Report dated March 9, 1999 under Item 5 of the report. The purpose of this report was to announce that the Company and Spice had entered into an amendment to the terms of their merger agreement. The Company and Spice also made an announcement regarding the closing of their merger.

During the quarter ended March 31, 1999, the Company filed a Form 8-K Current Report dated March 15, 1999 under Item 5 of the report. The purpose of this report was to announce the completion of the Company's acquisition of Spice and the Company's new corporate structure.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                PLAYBOY ENTERPRISES, INC.
                                -------------------------

                                     (Registrant)


Date   May 14, 1999             By  s/  Linda Havard
      -------------                 ________________
                                     Linda G. Havard
                                     Executive Vice President,
                                     Finance and Operations,
                                     and Chief Financial Officer
                                    (Authorized Officer and
                                     Principal Financial and
                                     Accounting Officer)