Form 10-Q
period 1999-06-30
PLAYBOY ENTERPRISES INC
filed 1999-08-13
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _____________

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

                                 Yes |X| No |_|

      As of July 31, 1999, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share, and 18,830,535 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION


Item 1. Financial Statements                                                Page
                                                                            ----
          Condensed Consolidated Statements of Operations and
          Comprehensive Income for the Quarters Ended June 30,
          1999 and 1998 (Unaudited)                                           3

          Condensed Consolidated Statements of Operations and
          Comprehensive Income for the Six Months Ended June 30,
          1999 and 1998 (Unaudited)                                           4

          Condensed Consolidated Balance Sheets at June 30,
          1999 (Unaudited) and December 31, 1998                              5

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1999 and 1998 (Unaudited)                 6

          Notes to Condensed Consolidated Financial Statements             7-11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               12-20

Item 3. Quantitative and Qualitative Disclosures About Market Risk           21


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                    21

Item 4. Submission of Matters to a Vote of Security Holders                  22

Item 6. Exhibits and Reports on Form 8-K                                     23

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                   for the Quarters Ended June 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                            1999          1998
                                                         --------      --------

Net revenues                                             $ 78,094      $ 77,820
                                                         --------      --------
Costs and expenses
   Cost of sales                                          (65,756)      (63,468)
   Selling and administrative expenses                    (13,318)      (10,361)
                                                         --------      --------
     Total costs and expenses                             (79,074)      (73,829)
                                                         --------      --------
Operating income (loss)                                      (980)        3,991
                                                         --------      --------
Nonoperating income (expense)
   Investment income                                          474            17
   Interest expense                                        (2,465)         (345)
   Equity in income (loss) of investments                  (1,126)           56
   Other, net                                                (267)          (93)
                                                         --------      --------
     Total nonoperating expense                            (3,384)         (365)
                                                         --------      --------
Income (loss) before income taxes                          (4,364)        3,626

Income tax benefit (expense)                                1,392        (1,547)
                                                         --------      --------
Net income (loss)                                          (2,972)        2,079
                                                         --------      --------
Other comprehensive income (loss) (net of taxes)
   Foreign currency translation adjustment                     (3)           (1)
   Unrealized gain on marketable securities                    88            --
                                                         --------      --------
     Total other comprehensive income (loss)                   85            (1)
                                                         --------      --------
Comprehensive income (loss)                              $ (2,887)     $  2,078
                                                         ========      ========
Weighted average number of common shares outstanding
   Basic                                                   23,090        20,541
                                                         ========      ========
   Diluted                                                 23,968        21,111
                                                         ========      ========

Basic and diluted net income (loss) per common share     $  (0.13)     $   0.10
                                                         ========      ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                  for the Six Months Ended June 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                            1999          1998
                                                         --------      --------

Net revenues                                             $151,705      $149,582
                                                         --------      --------
Costs and expenses
   Cost of sales                                         (129,291)     (125,228)
   Selling and administrative expenses                    (25,385)      (19,119)
                                                         --------      --------
     Total costs and expenses                            (154,676)     (144,347)
                                                         --------      --------
Operating income (loss)                                    (2,971)        5,235
                                                         --------      --------
Nonoperating income (expense)
   Investment income                                          551            51
   Interest expense                                        (3,406)         (560)
   Gain on sale of investment                               1,728            --
   Equity in loss of investments                           (1,126)         (271)
   Other, net                                                (474)         (185)
                                                         --------      --------
     Total nonoperating expense                            (2,727)         (965)
                                                         --------      --------
Income (loss) before income taxes                          (5,698)        4,270

Income tax benefit (expense)                                1,684        (2,131)
                                                         --------      --------
Net income (loss)                                          (4,014)        2,139
                                                         --------      --------
Other comprehensive income (loss) (net of taxes)
   Foreign currency translation adjustment                    (61)           (6)
   Unrealized gain on marketable securities                    95            --
                                                         --------      --------
     Total other comprehensive income (loss)                   34            (6)
                                                         --------      --------
Comprehensive income (loss)                              $ (3,980)     $  2,133
                                                         ========      ========
Weighted average number of common shares outstanding
   Basic                                                   22,037        20,536
                                                         ========      ========
   Diluted                                                 22,852        21,073
                                                         ========      ========
Basic and diluted net income (loss) per common share     $  (0.18)     $   0.10
                                                         ========      ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    (Unaudited)
                                                                      June 30,     Dec. 31,
                                                                        1999         1998
                                                                     ---------    ---------
Assets
  Cash and cash equivalents                                          $  21,728    $     341
  Marketable securities                                                  1,657          505
  Receivables, net of allowance for doubtful accounts of
    $8,174 and $6,349, respectively                                     39,371       49,879
  Inventories                                                           26,749       25,685
  Programming costs                                                     49,616       43,342
  Deferred subscription acquisition costs                                9,596       11,570
  Other current assets                                                  21,655       21,097
                                                                     ---------    ---------
      Total current assets                                             170,372      152,419
                                                                     ---------    ---------
  Property and equipment, at cost                                       39,415       39,042
  Accumulated depreciation                                             (30,807)     (29,885)
                                                                     ---------    ---------
      Property and equipment, net                                        8,608        9,157
                                                                     ---------    ---------
  Programming costs                                                     10,507        5,983
  Goodwill, net of amortization of $1,237 and $432, respectively       105,400        2,053
  Trademarks                                                            45,549       17,294
  Net deferred tax assets                                                   --        6,525
  Other noncurrent assets                                               27,595       18,676
                                                                     ---------    ---------
  Total assets                                                       $ 368,031    $ 212,107
                                                                     =========    =========
Liabilities
  Short-term borrowings                                              $      --    $  29,750
  Current financing obligations                                          1,625           --
  Accounts payable                                                      23,197       30,834
  Accrued salaries, wages and employee benefits                          3,434        6,024
  Income taxes payable                                                     177          819
  Deferred revenues                                                     40,415       41,647
  Other liabilities and accrued expenses                                19,644        9,919
                                                                     ---------    ---------
      Total current liabilities                                         88,492      118,993

  Long-term financing obligations                                      108,375           --
  Net deferred tax liabilities                                           6,740           --
  Other noncurrent liabilities                                           9,825        8,912
                                                                     ---------    ---------
      Total liabilities                                                213,432      127,905
                                                                     ---------    ---------

Shareholders' Equity
  Common stock, $0.01 par value
    Class A voting - 7,500,000 shares authorized; 4,748,954 and
      5,042,381 issued, respectively                                        47           50
    Class B nonvoting - 30,000,000 shares authorized; 19,155,966
      and 17,149,691 issued, respectively                                  192          171
  Capital in excess of par value                                       112,798       44,860
  Retained earnings                                                     45,563       49,577
  Foreign currency translation adjustment                                 (231)        (137)
  Unearned compensation restricted stock                                (3,884)      (3,716)
  Unrealized gain (loss) on marketable securities                          114          (32)
  Less cost of treasury stock                                               --       (6,571)
                                                                     ---------    ---------
      Total shareholders' equity                                       154,599       84,202
                                                                     ---------    ---------

  Total liabilities and shareholders' equity                         $ 368,031    $ 212,107
                                                                     =========    =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the Six Months Ended June 30 (Unaudited)
                                 (In thousands)

                                                                        1999         1998
                                                                     ---------    ---------
Cash Flows From Operating Activities
Net income (loss)                                                    $  (4,014)   $   2,139
Adjustments to reconcile net income (loss) to net cash
  used for operating activities:
   Depreciation of property and equipment                                  946        1,002
   Amortization of intangible assets                                     2,498          870
   Gain on sale of investment                                           (1,728)          --
   Amortization of investments in entertainment programming             13,235       11,723
   Investments in entertainment programming                            (18,633)     (12,991)
   Net change in operating assets and liabilities                       (2,590)     (10,572)
   Other, net                                                              (61)           6
                                                                     ---------    ---------
     Net cash used for operating activities                            (10,347)      (7,823)
                                                                     ---------    ---------

Cash Flows From Investing Activities
Acquisition of Spice Entertainment Companies, Inc.                     (64,145)      (1,516)
Sale of investments                                                      9,693           --
Additions to property and equipment                                       (422)        (756)
Funding of equity interests in international ventures                   (3,713)      (1,274)
Purchase of marketable securities                                       (1,000)        (250)
Other, net                                                                   3           23
                                                                     ---------    ---------
     Net cash used for investing activities                            (59,584)      (3,773)
                                                                     ---------    ---------

Cash Flows From Financing Activities
Increase (decrease) in short-term borrowings                           (29,750)      11,500
Increase in financing obligations                                      110,000           --
Net proceeds from public equity offering                                24,632           --
Payment of debt assumed in acquisition of Spice Entertainment
  Companies, Inc.                                                      (10,471)          --
Deferred financing fees                                                 (4,425)        (100)
Proceeds from exercise of stock options                                  1,219          123
Proceeds from sales under employee stock purchase plan                     113          106
                                                                     ---------    ---------
     Net cash provided by financing activities                          91,318       11,629
                                                                     ---------    ---------
Net increase in cash and cash equivalents                               21,387           33

Cash and cash equivalents at beginning of period                           341          947
                                                                     ---------    ---------
Cash and cash equivalents at end of period                           $  21,728    $     980
                                                                     =========    =========

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

(B) ACQUISITION

On March 15, 1999, the Company completed its acquisition of Spice Entertainment Companies, Inc. ("Spice"), a leading provider of adult television entertainment. The initial determination of the purchase price, including transaction costs and the assumption of Spice debt, was approximately $136 million, which, net of assets assumed, resulted in a net transaction value of approximately $117 million. The purchase price and its allocation are subject to change upon final determination. The purchase was financed through the issuance of approximately $48 million of the Company's Class B common stock and the remainder through the payment and issuance of long-term debt. See Note H Financing Obligations. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Spice since the acquisition date have been included in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income. The excess of the purchase price over the fair value of the net assets acquired was approximately $105 million and has been recorded as goodwill, which is being amortized over 40 years.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition occurred on January 1, 1998 (in thousands, except per share amounts):

                                                            Six Months Ended
                                                                June 30,
                                                         ---------------------
                                                             1999         1998
                                                         ---------    ---------
Net revenues ..........................................  $ 157,996    $ 161,697
Net loss ..............................................     (5,584)        (949)
Basic and diluted net loss per common share ...........  $   (0.24)   $   (0.04)

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

(C) SALE OF INVESTMENT

In the quarter ended March 31, 1999, the Company sold its wholly-owned subsidiary, Playboy Gaming Greece Ltd., which owned a 12% equity interest in the Playboy Casino at Hotel des Roses (the "Rhodes Casino"). Total proceeds of $5.2 million were received. These proceeds included a repayment of a loan of $1.2 million owed to the Company by the Rhodes Casino. The Company realized a gain before income taxes of $1.7 million on the sale. The taxable gain on the sale was immaterial and will be offset by the application of a capital loss carryforward.

(D) INCOME TAXES

Associated with the Spice acquisition, $15.7 million of deferred tax liabilities were recorded under the purchase method of accounting for certain identifiable intangible assets, comprising trademarks, non-compete agreements and a film library. After consideration of this additional $15.7 million of deferred tax liabilities, at June 30, 1999, the Company was in a net deferred tax asset position of $0.7 million that consisted of $7.4 million of current deferred tax assets and $6.7 million of noncurrent deferred tax liabilities. At December 31, 1998, prior to the Spice acquisition, the Company was in a net deferred tax asset position of $13.9 million that consisted of $7.4 million of current deferred tax assets and $6.5 million of noncurrent deferred tax assets.

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

(E) COMPREHENSIVE INCOME

The following sets forth the components of other comprehensive income (loss), and the related tax expense or benefit allocated to each item (in thousands):

                                                            (Unaudited)           (Unaudited)
                                                          Quarters Ended       Six Months Ended
                                                              June 30,              June 30,
                                                       ------------------    -------------------
                                                          1999       1998       1999       1998
                                                       --------   --------   --------   --------
Foreign currency translation adjustment (1) .........  $     (3)  $     (1)  $    (61)  $     (6)
Unrealized gain on marketable securities (2) ........  $     88   $     --   $     95   $     --

(1) Net of a related tax benefit of $2 and $33 for the quarter and six months ended June 30, 1999, respectively, and $1 and $4 for the quarter and six months ended June 30, 1998, respectively.
(2) Net of related tax expense of $47 and $51 for the quarter and six months ended June 30, 1999, respectively.

(F)  INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") (in thousands, except per share amounts):

                                                            (Unaudited)           (Unaudited)
                                                          Quarters Ended       Six Months Ended
                                                              June 30,              June 30,
                                                       ------------------    -------------------
                                                          1999       1998       1999       1998
                                                       --------   --------   --------   --------
Numerator:
   For basic and diluted EPS--net income (loss) .....  $ (2,972)  $  2,079   $ (4,014)  $  2,139
                                                       ========   ========   ========   ========
Denominator:
   Denominator for basic EPS--
      weighted-average shares .......................    23,090     20,541     22,037     20,536
                                                       --------   --------   --------   --------
   Effect of dilutive potential common shares:
      Stock options .................................       878        570        815        537
                                                       --------   --------   --------   --------
         Dilutive potential common shares ...........       878        570        815        537
                                                       --------   --------   --------   --------
   Denominator for diluted EPS--
      adjusted weighted-average shares ..............    23,968     21,111     22,852     21,073
                                                       ========   ========   ========   ========

Basic and Diluted EPS ...............................  $  (0.13)  $   0.10   $  (0.18)  $   0.10
                                                       ========   ========   ========   ========

During the quarter and six months ended June 30, 1999, approximately 330,000 and 335,000 weighted-average shares of Class B restricted stock awards outstanding, respectively, were not included in the computation of diluted EPS as the operating income objectives applicable to these restricted awards were not met during those periods. Additionally, options to purchase approximately 175,000 and 260,000 weighted-average shares of Class B common stock were outstanding during the quarter and six months ended June 30, 1999, respectively, but were not included in the computation of diluted EPS as the options' exercise prices were greater than the average market price of the Class B common stock, the effect of which was antidilutive.

(G) INVENTORIES

Inventories, which are stated at the lower of cost (average cost and specific cost) or market, consisted of the following (in thousands):

                                                        (Unaudited)
                                                          June 30,     Dec. 31,
                                                            1999         1998
                                                         ---------    ---------
Paper .................................................  $   7,633    $   8,277
Editorial and other prepublication costs ..............      7,282        6,052
Merchandise finished goods ............................     11,834       11,356
                                                         ---------    ---------
   Total inventories ..................................  $  26,749    $  25,685
                                                         =========    =========

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

(I) CONTINGENCIES

In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act of 1996 (the "Telecommunications Act"), which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 of the Telecommunications Act ("Section 505") commenced May 18, 1997. The Company's full case on the merits was heard by the United States District Court in Wilmington, Delaware (the "Delaware District Court") in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants have appealed this judgment and the United States Supreme Court (the "Supreme Court") will hear the appeal. Management believes that the effect of Section 505 on the Company's financial performance is likely to continue until the case is finally decided.

(J) PUBLIC EQUITY OFFERING

In May 1999, the Company completed a public equity offering of 2,875,000 shares of nonvoting Class B common stock at a price of $30.00 per share. Two million shares were sold by a trust established by, and for the benefit of, Hugh M. Hefner, the Company's founder and principal stockholder, and 875,000 shares were sold by the Company. Of the Company's shares, 375,000 were sold pursuant to an underwriters' over-allotment provision. The Company did not receive any of the proceeds from the sale of Class B common stock by Mr. Hefner. Mr. Hefner is responsible for expenses related to this transaction proportionate to the number of shares he sold to the total number of shares sold in the offering. Net proceeds to the Company of $24.6 million are being used for general corporate purposes.

(K) TREASURY STOCK

There were no Class A or Class B common shares held as treasury stock at June 30, 1999. All shares of treasury stock were cancelled under terms of the merger agreement between the Company and Spice. At December 31, 1998, treasury stock consisted of 293,427 Class A common shares and 951,041 Class B common shares.

(L) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

The following summarizes non-cash investing and financing activities related to the Spice acquisition (in thousands):

                                                                    (Unaudited)
                                                                    Six Months
                                                                       Ended
                                                                   June 30, 1999
                                                                   -------------
Fair value of net assets acquired, including goodwill............  $    134,916
Acquisition liabilities..........................................      (11,544)
Payment of debt assumed..........................................      (10,471)
Common stock issued..............................................      (48,429)
                                                                   -------------
Cash paid........................................................        64,472
Less: cash acquired..............................................         (327)
                                                                   -------------
Net cash paid for the Spice acquisition..........................  $     64,145
                                                                   ============

See Note B Acquisition.

(M)  SEGMENT INFORMATION

The following tables represent financial information by reportable segment (in thousands):

                                                            (Unaudited)           (Unaudited)
                                                          Quarters Ended       Six Months Ended
                                                              June 30,              June 30,
                                                       ------------------    -------------------
                                                          1999       1998       1999       1998
                                                       --------   --------   --------   --------
Net Revenues
Publishing (1) ......................................  $ 30,790   $ 33,167   $ 64,089   $ 63,165
Entertainment .......................................    26,246     24,766     46,689     43,060
Product Marketing ...................................     1,496      1,607      3,079      4,206
Catalog .............................................    14,297     15,086     30,036     34,486
Casino Gaming .......................................       300         --        300         --
Playboy Online ......................................     3,099      1,577      5,568      3,000
Corporate Marketing (1) .............................     1,866      1,617      1,944      1,665
                                                       --------   --------   --------   --------
    Total ...........................................  $ 78,094   $ 77,820   $151,705   $149,582
                                                       ========   ========   ========   ========
Income (Loss) Before Income Taxes
Publishing (1) ......................................  $  1,059   $  3,231   $  2,899   $  3,437
Entertainment .......................................     6,039      7,592     10,428     12,451
Product Marketing ...................................       160        394        467      1,086
Catalog .............................................      (252)       514       (553)     1,554
Casino Gaming .......................................       (16)      (207)      (244)      (398)
Playboy Online ......................................    (1,707)    (1,497)    (3,666)    (2,191)
Corporate Administration and Promotion (1) ..........    (6,263)    (6,036)   (12,302)   (10,704)
Investment income ...................................       474         17        551         51
Interest expense ....................................    (2,465)      (345)    (3,406)      (560)
Gain on sale of investment ..........................        --         --      1,728         --
Equity in income (loss) of investments ..............    (1,126)        56     (1,126)      (271)
Other, net ..........................................      (267)       (93)      (474)      (185)
                                                       --------   --------   --------   --------
    Total ...........................................  $ (4,364)  $  3,626   $ (5,698)  $  4,270
                                                       ========   ========   ========   ========

                                                        (Unaudited)
                                                          June 30,     Dec. 31,
                                                             1999        1998
                                                         ---------    ---------
Identifiable Assets
Publishing (1) ........................................  $  40,768    $  50,171
Entertainment (2) .....................................    236,025       85,783
Product Marketing .....................................      5,835        5,764
Catalog ...............................................     16,165       17,871
Casino Gaming .........................................      1,406        4,416
Playboy Online ........................................        678        1,282
Corporate Administration and Promotion (1) (3) ........     67,154       46,820
                                                         ---------    ---------
    Total (2) (3) .....................................  $ 368,031    $ 212,107
                                                         =========    =========

(1) Corporate amounts now include certain Company-wide marketing activities, such as the Playboy Jazz Festival and playmate promotions, that had previously been reported in the Publishing Group.
(2) The increase in identifiable assets since December 31, 1998 is primarily due to the Company's acquisition of Spice on March 15, 1999.
(3) The increase in identifiable assets since December 31, 1998 is primarily due to the net proceeds from the Company's public equity offering in May 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The Company's revenues for the quarter ended June 30, 1999 were relatively flat at $78.1 million compared to the prior year quarter, as higher Playboy Online and Entertainment Group revenues were offset by lower Publishing and Catalog Group revenues. For the six months ended June 30, 1999, revenues increased $2.1 million, or 1%, to $151.7 million compared to the six months ended June 30, 1998. The increase for the six-month period was driven by higher Entertainment and Playboy Online Group revenues, partially offset by lower Catalog Group revenues.

      The Company reported an operating loss of $1.0 million for the quarter ended June 30, 1999 compared to operating income of $4.0 million in the prior year quarter. The decrease in operating performance reflected lower operating income from the Publishing and Entertainment Groups. The Company's domestic TV networks increased profitability despite amortization related to the Spice acquisition, but the Entertainment Group's overall operating income declined as a result of a delay in finalizing Playboy TV International, LLC, a joint venture the Company is forming with the Cisneros Television Group. For the six months ended June 30, 1999, the Company reported an operating loss of $3.0 million compared to operating income of $5.2 million in the prior year. This decline was primarily due to lower operating performance from the Catalog and Entertainment Groups, also as a result of the delay in finalizing Playboy TV International, LLC, although the Company's domestic TV networks results improved despite amortization related to the Spice acquisition. Also contributing to the decline in operating performance were higher planned investments in the Playboy Online Group as well as Corporate Administration and Promotion.

      The net loss for the quarter ended June 30, 1999 was $3.0 million, or $0.13 per basic and diluted common share, compared to net income of $2.1 million, or $0.10 per basic and diluted common share, for the prior year quarter. The net loss for the six months ended June 30, 1999 was $4.0 million, or $0.18 per basic and diluted common share, compared to net income of $2.1 million, or $0.10 per basic and diluted common share, for the prior year. The net loss for the current year periods included higher interest expense, primarily due to increased debt resulting from the acquisition of Spice, combined with an equity loss related to the Company's interest in its United Kingdom television networks. The Company's equity in these networks will be sold to Playboy TV International, LLC when the joint venture is finalized. The net loss for the six-month period also included a $1.7 million gain from the sale of the Company's equity interest in the Rhodes Casino.

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

PUBLISHING GROUP

      Beginning with the quarter ended March 31, 1999, certain Company-wide marketing activities, such as the Playboy Jazz Festival and playmate promotions, that had previously been reported in the Publishing Group are now included in Corporate Administration and Promotion results. The revenues and operating income of the Publishing Group were as follows for the periods indicated below (in millions):

                                                          Quarters Ended       Six Months Ended
                                                              June 30,              June 30,
                                                       ------------------    -------------------
                                                          1999       1998       1999       1998
                                                       --------   --------   --------   --------
Revenues
Playboy Magazine ....................................  $   24.1   $   25.7   $   50.8   $   49.7
Other Domestic Publishing ...........................       4.0        4.5        8.2        8.3
International Publishing ............................       2.7        3.0        5.1        5.2
                                                       --------   --------   --------   --------
    Total Revenues ..................................  $   30.8   $   33.2   $   64.1   $   63.2
                                                       ========   ========   ========   ========
Operating Income ....................................  $    1.1   $    3.2   $    2.9   $    3.4
                                                       ========   ========   ========   ========

      Publishing Group revenues decreased $2.4 million, or 7%, for the quarter ended June 30, 1999 compared to the prior year primarily due to lower revenues from Playboy magazine combined with lower international publishing royalties. For the six months ended June 30, 1999, revenues increased $0.9 million, or 1%, compared to the prior year primarily due to higher revenues from Playboy magazine.

      For the quarter ended June 30, 1999, Playboy magazine revenues declined $1.6 million, or 6%, compared to the prior year. Circulation revenues decreased $1.1 million, or 7%, largely due to a $0.6 million, or 14%, decrease in newsstand revenues principally as a result of 12% fewer U.S. and Canadian newsstand copies sold. Subscription revenues decreased $0.5 million, or 4%, reflecting in part the problems facing direct marketing stamp sheet agents, which are affecting all publishers. Additionally, advertising revenues decreased $0.3 million, or 4%, for the quarter due to 11% fewer ad pages.

      For the six-month period, Playboy magazine revenues increased $1.1 million, or 2%, compared to the prior year. Circulation revenues increased $1.5 million, or 4%, primarily due to a $3.5 million, or 47%, increase in newsstand revenues principally due to extraordinary sales of the April 1999 issue featuring Rena Mero, the World Wrestling Federation champion formerly known as Sable. The higher newsstand revenues were partially offset by a $2.0 million, or 7%, decrease in subscription revenues, reflecting in part the problems facing direct marketing stamp sheet agents. Additionally, advertising revenues increased $0.2 million, or 2%. Advertising sales for the fiscal year 1999 third quarter issues of the magazine are closed and the Company expects to report 5% more ad pages and 13% higher ad revenues compared to the quarter ended September 30, 1998.

      Revenues from other domestic publishing businesses decreased $0.5 million, or 12%, and $0.1 million, or 2%, for the quarter and six months ended June 30, 1999, respectively, compared to the prior year periods. These decreases were primarily due to fewer copies of newsstand specials sold, despite an additional issue in the six-month period.

      International publishing revenues decreased $0.3 million, or 9%, and $0.1 million, or 1%, for the quarter and six months ended June 30, 1999, respectively, compared to the prior year primarily due to lower royalties from the Brazilian and Russian editions, principally due to economic weakness in those countries. These lower royalties were mostly offset by higher revenues from the Polish edition of Playboy magazine, in which the Company owns a majority interest.

      For the quarter ended June 30, 1999, Publishing Group operating income decreased $2.1 million, or 67%, compared to the prior year primarily due to the lower Playboy magazine newsstand and advertising and newsstand specials revenues, combined with the lower international publishing royalties. Lower manufacturing costs were mostly offset by higher editorial and group administrative expenses. Operating income declined $0.5 million, or 16%, for the six-month period primarily due to the lower Playboy magazine subscription revenues, the lower international publishing royalties, higher editorial costs associated in part with the April 1999 issue and higher group administrative expenses. Partially offsetting the above were the higher Playboy magazine newsstand revenues and lower manufacturing costs.

      Members of the magazine publishing industry, including the Company, receive a significant portion of their advertising revenues from companies selling tobacco products. Significant legislative or regulatory limitations on the ability of those companies to advertise in magazines could materially adversely affect the Company's operating performance. The Company does not believe that it will be impacted by the Food and Drug Administration ("the FDA") regulation announced in August 1996 which prohibits the publication of tobacco advertisements containing drawings, colors or pictures. The regulation does not apply to a magazine which is demonstrated to be an "adult publication." The Company believes that Playboy magazine qualifies as an "adult publication" and that the regulation is not applicable to the magazine. On April 25, 1997, the Federal District Court for the Middle District of North Carolina ruled that the FDA has no authority under existing law to restrict the advertising and promotion of tobacco products and ordered the FDA not to implement any of the advertising and promotion restrictions contained in the regulation. The government appealed this ruling. On August 14, 1998, a three-judge panel of the Fourth Circuit Court of Appeals (the "Fourth Circuit Court") invalidated the FDA's authority to issue regulations restricting tobacco advertising. The government appealed this decision to the full Fourth Circuit Court, which in November 1998 denied the government's motion for a rehearing.

ENTERTAINMENT GROUP

      Beginning with the quarter ended March 31, 1999, the international home video business, previously combined with international TV networks and sales results, has been combined with the domestic home video business and is now reported as worldwide home video. Additionally, programming expense for all of the group's businesses, including certain licensing expenses that were previously reported as direct costs, are now reported collectively as programming expense. Previously, results from AdulTVision and movies and other had been reported net of programming expense. Beginning with the quarter ended June 30, 1999, all of the Company's domestic TV networks are now reported on a combined basis. The revenues and operating income of the Entertainment Group were as follows for the periods indicated below (in millions):

                                                          Quarters Ended       Six Months Ended
                                                              June 30,              June 30,
                                                       ------------------    -------------------
                                                          1999       1998       1999       1998
                                                       --------   --------   --------   --------
Revenues
Domestic TV Networks ................................  $   19.3   $   15.2   $   36.1   $   30.0
International TV ....................................       1.6        4.0        3.2        5.7
Worldwide Home Video ................................       4.2        4.4        6.1        6.0
Movies and Other ....................................       1.1        1.2        1.3        1.4
                                                       --------   --------   --------   --------
   Total Revenues ...................................  $   26.2   $   24.8   $   46.7   $   43.1
                                                       ========   ========   ========   ========
Operating Income
Profit Contribution Before Programming Expense ......  $   13.6   $   14.3   $   23.6   $   24.2
Programming Expense .................................      (7.6)      (6.7)     (13.2)     (11.7)
                                                       --------   --------   --------   --------
   Total Operating Income ...........................  $    6.0   $    7.6   $   10.4   $   12.5
                                                       ========   ========   ========   ========

      Entertainment Group revenues increased $1.4 million, or 6%, and $3.6 million, or 8%, for the quarter and six months ended June 30, 1999, respectively. These increases were primarily due to higher revenues from the domestic TV networks, principally attributable to the acquisition of Spice effective March 15, 1999. These increases were partially offset by lower revenues from the international TV business, primarily due to the previously discussed delay in finalizing Playboy TV International, LLC. For the quarter and six-month period, operating income decreased $1.6 million and $2.1 million, respectively, reflecting increases in profit contribution from the domestic TV networks, which were more than offset by the lower international TV revenues and higher programming and group administrative expenses.

      The following discussion focuses on the profit contribution of each business before programming expense ("profit contribution").

Domestic TV Networks

      For the quarter ended June 30, 1999, revenues of $19.3 million from the Company's domestic TV networks increased $4.1 million, or 27%, and profit contribution increased $1.7 million. These increases were primarily due to the Spice acquisition.

      For the six months ended June 30, 1999, revenues of $36.1 million increased $6.1 million, or 20%, and profit contribution increased $2.7 million. These increases were primarily due to the Spice acquisition combined with higher revenues from Playboy TV, principally from the satellite direct-to-home ("DTH") market.

      The approximate number of households for the Company's domestic TV networks were as follows for the periods indicated below (in millions):

                                                   June 30,  March 31,  June 30,
                                                     1999       1999      1998
                                                   --------  --------   --------
Cable (1):
   Playboy TV Analog Addressable..................   12.3       11.7       12.1
   Playboy TV Digital.............................    0.4        0.2          -
   Spice Analog Addressable.......................   16.6       13.0        N/A
   Spice Digital..................................    1.5        1.2        N/A
DTH:
   Playboy TV.....................................   11.2       10.7        8.7

(1) Currently there is an overlap in some of the cable digital and analog addressable households due to some cable operators offering both digital and analog platforms to the same household.

      In June 1999, the Company began the process of transferring AdulTVision households to the Spice network.

      In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act, which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 commenced May 18, 1997. The Company's full case on the merits was heard by the Delaware District Court in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants have appealed this judgment and the Supreme Court will hear the appeal. Management believes that the effect of Section 505 on the Company's financial performance is likely to continue until the case is finally decided. See "Legal Proceedings."

      Additionally, management believes that the growth in cable access for the Company's domestic TV networks has slowed in recent years given the combination of constraints on channel capacity and the effects of cable reregulation by the Federal Communications Commission (the "FCC"), including the "going-forward rules" which provide cable operators with incentives to add basic services. As cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions, competition for channel space has increased.

      New technology, primarily digital set-top converters, will dramatically increase channel capacity, and cable operators have begun to introduce digital technology in order to upgrade their cable systems and to counteract competition from DTH operators. Digital cable television has several advantages over analog cable television, including more channels, better audio and video quality and advanced set-top boxes that are addressable, provide a secure fully scrambled signal and have integrated program guides and advanced ordering technology. As digital technology, which is unaffected by the relevant sections of the Telecommunications Act, becomes more available, however, the Company believes that ultimately its domestic TV networks will be available to the majority of cable households on a 24-hour basis.

International TV

      For the quarter and six months ended June 30, 1999, profit contribution from the international TV networks and sales business decreased $2.0 million and $2.1 million, respectively, primarily due to decreases in revenues of $2.4 million and $2.5 million, respectively. These decreases were primarily due to the delay in the completion of the international television joint venture with the Cisneros Television Group, as the Company slowed international sales in anticipation of the venture. In the prior year periods, the Company reported licensing fees and options related to the sale of programming in Germany.

Worldwide Home Video

      For the quarter and six months ended June 30, 1999, revenues from the worldwide home video business decreased $0.2 million, or 4%, and increased $0.1 million, or 2%, respectively, while profit contribution for both periods remained flat.

Movies and Other

      For both the quarter and six months ended June 30, 1999, revenues and profit contribution from movies and other businesses both remained relatively flat compared to the prior year periods.

      The Entertainment Group's administrative expenses increased $0.3 million for the quarter and $1.1 million for the six-month period primarily to support the group's growth.

Programming Expense

      Programming amortization expense increased $0.9 million and $1.5 million for the quarter and six-month period, respectively. These increases were primarily due to higher amortization related to regular programming on the domestic Playboy TV network combined with programming amortization in the current year periods related to the Spice network.

PRODUCT MARKETING GROUP

      The revenues and operating income of the Product Marketing Group were as follows for the periods indicated below (in millions):

                                                          Quarters Ended       Six Months Ended
                                                              June 30,              June 30,
                                                       ------------------    -------------------
                                                          1999       1998       1999       1998
                                                       --------   --------   --------   --------
Revenues ............................................  $    1.5   $    1.6   $    3.1   $    4.2
                                                       ========   ========   ========   ========
Operating Income ....................................  $    0.2   $    0.4   $    0.5   $    1.1
                                                       ========   ========   ========   ========

      Revenues decreased $0.1 million, or 7%, for the quarter ended June 30, 1999. Operating income of $0.2 million decreased $0.2 million, or 59%, compared to the prior year quarter primarily due to higher marketing and promotion costs.

      Revenues for the six-month period decreased $1.1 million, or 27%, compared to the prior year. The decrease was primarily due to lower revenues from Special Editions, Ltd. as a result of a barter agreement in the prior year related to the sale of prints and posters from the Company's art publishing inventory. The comparison also reflected lower international product licensing royalties, principally from Asia due to depressed economic conditions there. Operating income of $0.5 million for the six-month period decreased $0.6 million, or 57%, compared to the prior year. The decrease was primarily due to the lower Asian royalties combined with higher marketing and promotion costs.

CATALOG GROUP

      The revenues and operating performance of the Catalog Group were as follows for the periods indicated below (in millions):

                                                          Quarters Ended       Six Months Ended
                                                              June 30,              June 30,
                                                       ------------------    -------------------
                                                          1999       1998       1999       1998
                                                       --------   --------   --------   --------
Revenues ............................................  $   14.3   $   15.1   $   30.0   $   34.5
                                                       ========   ========   ========   ========
Operating Income (Loss) .............................  $   (0.3)  $    0.5   $   (0.6)  $    1.6
                                                       ========   ========   ========   ========

      For the quarter and six months ended June 30, 1999, the Company's operating performance decreased $0.8 million and $2.2 million, respectively, on revenue declines of $0.8 million, or 5%, and $4.5 million, or 13%, respectively, compared to the prior year periods. These decreases were largely due to the Critics' Choice Video catalog. Because of weakness in the Catalog Group, the Company is taking steps to reduce operating expenses.

CASINO GAMING GROUP

      The revenues and operating losses of the Casino Gaming Group were as follows for the periods indicated below (in millions):

                                                          Quarters Ended       Six Months Ended
                                                              June 30,              June 30,
                                                       ------------------    -------------------
                                                          1999       1998       1999       1998
                                                       --------   --------   --------   --------

Revenues ............................................  $    0.3   $     --   $    0.3   $     --
                                                       ========   ========   ========   ========
Operating Loss ......................................  $     --   $   (0.2)  $   (0.2)  $   (0.4)
                                                       ========   ========   ========   ========

      In the quarter ended March 31, 1999, the Company sold its 12% equity interest in the Rhodes Casino, which resulted in a nonoperating gain of $1.7 million. In connection with the sale, the Company negotiated a minimum guarantee against its licensing agreement for the Rhodes Casino. The Company reported licensing revenues of $0.3 million for both the quarter and six months ended June 30, 1999 as a result of the opening of the Rhodes Casino in April 1999. For both the current year quarter and six-month period, operating performance increased $0.2 million primarily due to the licensing revenues in the current year periods. The Company continues to explore additional domestic and international casino gaming opportunities.

PLAYBOY ONLINE GROUP

      The revenues and operating losses of the Playboy Online Group were as follows for the periods indicated below (in millions):

                                                          Quarters Ended       Six Months Ended
                                                              June 30,              June 30,
                                                       ------------------    -------------------
                                                          1999       1998       1999       1998
                                                       --------   --------   --------   --------

Revenues ............................................  $    3.1   $    1.6   $    5.6   $    3.0
                                                       ========   ========   ========   ========
Operating Loss ......................................  $   (1.7)  $   (1.5)  $   (3.7)  $   (2.2)
                                                       ========   ========   ========   ========

      For the quarter and six months ended June 30, 1999, Playboy Online Group revenues increased $1.5 million, or 97%, and $2.6 million, or 86%, respectively, compared to the prior year periods. These increases were due to higher advertising, e-commerce and subscription revenues.

      For the quarter and six months ended June 30, 1999, the Playboy Online Group reported operating losses of $1.7 million and $3.7 million, respectively, compared to operating losses of $1.5 million and $2.2 million in the prior year periods, respectively. The higher operating losses reflect higher planned investments related to the group's continued growth and development.

CORPORATE ADMINISTRATION AND PROMOTION

      Beginning with the quarter ended March 31, 1999, certain Company-wide marketing activities, such as the Playboy Jazz Festival and playmate promotions, that had previously been reported in the Publishing Group are now included in Corporate Administration and Promotion results. As a result, revenues are now reported in Corporate Administration and Promotion.

      Corporate Administration and Promotion net expenses for the quarter ended June 30, 1999 of $6.3 million increased $0.2 million, or 4%, compared to the prior year quarter. Net expenses for the six-month period of $12.3 million increased $1.6 million, or 15%, compared to the prior year largely due to higher marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1999, the Company had $21.7 million in cash and cash equivalents, no short-term borrowings and $110.0 million in current and long-term financing obligations, compared to $0.3 million in cash and cash equivalents, $29.8 million in short-term borrowings and no current or long-term financing obligations at December 31, 1998. The Company expects to meet its short- and long-term cash requirements through its new $150.0 million credit agreement and $24.6 million of net proceeds from the Company's public equity offering. See Cash Flows From Financing Activities.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used for operating activities was $10.3 million for the six months ended June 30, 1999, which reflected $18.6 million of investments in Company-produced and licensed entertainment programming during the current year period.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $59.6 million for the six months ended June 30, 1999, primarily due to the Company's acquisition of Spice, resulting in cash paid of $64.1 million in the current year.

      On December 31, 1998, the Company sold to duPont Publishing, Inc. ("duPont") the shares of duPont's common stock owned by the Company. Sale proceeds were $5.0 million, which consisted of $0.5 million in cash, received in fiscal year 1998, and a $4.5 million promissory note, which was paid off January 4, 1999. In the quarter ended March 31, 1999, the Company sold its wholly-owned subsidiary, Playboy Gaming Greece Ltd., which owned a 12% equity interest in the Rhodes Casino. Total proceeds of $5.2 million were received. These proceeds included a repayment of a loan of $1.2 million owed to the Company by the Rhodes Casino.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities was $91.3 million for the six months ended June 30, 1999. This increase was principally due to the $110.0 million increase in current and long-term financing obligations combined with $24.6 million of net proceeds from the Company's public equity offering, partially offset by the repayment of $29.8 million of short-term borrowings and the payment of $10.5 million of Spice's debt.

      In May 1999, the Company completed a public equity offering of 2,875,000 shares of nonvoting Class B common stock at a price of $30.00 per share. Two million shares were sold by a trust established by, and for the benefit of, Hugh
M. Hefner, the Company's founder and principal stockholder, and 875,000 shares were sold by the Company. Of the Company's shares, 375,000 were sold pursuant to an underwriters' over-allotment provision. The Company did not receive any of the proceeds from the sale of Class B common stock by Mr. Hefner. Mr. Hefner is responsible for expenses related to this transaction proportionate to the number of shares he sold to the total number of shares sold in the offering. Net proceeds to the Company of $24.6 million are being used for general corporate purposes.

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

      Management believes that it is more likely than not that the required amount of such taxable income will be generated in years subsequent to December 31, 1998 and prior to the expiration of the Company's NOLs to realize the $13.9 million net deferred tax asset at December 31, 1998. Associated with the Spice acquisition, $15.7 million of deferred tax liabilities were recorded under the purchase method of accounting for certain identifiable intangible assets, comprising trademarks, non-compete agreements and a film library. After consideration of this additional $15.7 million of deferred tax liabilities, at June 30, 1999, the Company was in a net deferred tax asset position of $0.7 million that consisted of $7.4 million of current deferred tax assets and $6.7 million of noncurrent deferred tax liabilities. Following is a summary of the bases for management's belief that a valuation allowance of $15.4 million at December 31, 1998 is adequate, and that it is more likely than not that the net deferred tax asset of $13.9 million will be realized:

o In establishing the net deferred tax asset, management reviewed the components of the Company's NOLs and determined that they primarily resulted from several nonrecurring events, which were not indicative of the Company's ability to generate future earnings.

o Several of the Company's operating groups continue to generate meaningful earnings, particularly the Entertainment Group, and the Company's investments in the Entertainment, Playboy Online and Casino Gaming Groups are anticipated to lead to increased earnings in future years.

o The Company has opportunities to accelerate taxable income into the NOL carryforward period. Tax planning strategies would include the capitalization and amortization versus immediate deduction of circulation expenditures, the immediate inclusion versus deferred recognition of prepaid subscription income, the revision of depreciation and amortization methods for tax purposes and the sale-leaseback of certain property that would generate taxable income in future years.

YEAR 2000 COMPLIANCE

      In response to the Year 2000 problem, the Company has identified and is implementing changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, the Company has communicated with its vendors and other service providers to ensure that their products and business systems are or will be Year 2000 compliant. If modifications and conversions by the Company and those it conducts business with are not made in a timely manner, the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations. All major systems of the Company have either been identified as Year 2000 compliant, or remediation has been completed to ensure Year 2000 compliance. These major systems include financial applications, and key operating systems for the Entertainment, Catalog and Playboy Online Groups. The Company is currently evaluating less critical systems, such as desktop applications, with plans for all systems to be in compliance by the end of the third quarter of fiscal year 1999. The Company is also reviewing its non-information technology systems to determine the extent of any modifications and believes that there will be minimal changes necessary for compliance. The current estimate of the total costs associated with the required modifications and conversions are expected to be slightly in excess of $1.0 million, of which approximately $0.8 million has been expensed through June 30, 1999. These costs are being expensed as incurred.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company uses derivative financial instruments to manage the risk associated with its exposure to interest rate fluctuations. In the quarter ended June 30, 1999, the Company entered into an interest rate swap agreement to effectively convert $45.0 million of its floating rate debt to fixed rate debt. The Company prepared sensitivity analyses to determine the impact of hypothetical changes in interest rates on the Company's consolidated operating results, financial position and cash flows. The interest rate analyses assumed a one percentage point adverse change in interest rates, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. Based on the results of these analyses, a one percentage point adverse change in interest rates would not have a material effect on the Company's consolidated operating results, financial position or cash flows.

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

      On February 26, 1996, one of the Company's subsidiaries filed a civil suit in the Delaware District Court challenging Section 505 on constitutional grounds. The suit names as defendants The United States of America, The United States Department of Justice, Attorney General Janet Reno and the FCC. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section 505. In granting the TRO, the Delaware District Court found that the Company had demonstrated it was likely to succeed on the merits of its claim that Section 505 is unconstitutional. On November 8, 1996, eight months after the TRO was granted, a three-judge panel in the Delaware District Court denied the Company's request for preliminary injunction against enforcement of Section 505 and, in so denying, found that the Company was not likely to succeed on the merits of its claim. The Company appealed the Delaware District Court's decision to the Supreme Court and enforcement of Section 505 was stayed pending that appeal. On March 24, 1997, without opinion, the Supreme Court summarily affirmed the Delaware District Court's denial of the Company's request for a preliminary injunction. Enforcement of Section 505 commenced May 18, 1997. On July 22, 1997, the Company filed a motion for summary judgment on the ground that Section 505 is unconstitutionally vague based on a Supreme Court decision on June 26, 1997 that certain provisions of the Telecommunications Act regulating speech on the Internet were invalid for numerous reasons, including vagueness. On October 31, 1997, the Delaware District Court denied the motion on the grounds that further discovery in the case was necessary to assist it in resolving the issues posed in the motion.

      The Company's full case on the merits was heard by the Delaware District Court in March 1998. On December 28, 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants have appealed this judgment and the Supreme Court will hear the appeal. Management believes that the effect of Section 505 on the Company's financial performance is likely to continue until the case is finally decided.

              SUBSMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's annual meeting of shareholders was held on May 12, 1999. At the meeting, the following director nominees were elected:

Nominee                                                     Votes For   Withheld
-------                                                     ---------   --------
Dennis S. Bookshester....................................   4,202,101     57,623

David I. Chemerow........................................   4,202,101     57,623

Donald G. Drapkin........................................   4,202,101     57,623

Christie A. Hefner.......................................   4,200,896     58,828

Sol Rosenthal............................................   4,202,101     57,623

Richard S. Rosenzweig....................................   4,202,099     57,625

Sir Brian Wolfson........................................   4,202,101     57,623

      Also at the meeting, the shareholders approved, with voting as set forth below, (i) amendments to and the restatement of the Company's 1995 Stock Incentive Plan, as amended and restated (the "1995 Stock Incentive Plan"); (ii) amendments to the Company's Employee Stock Purchase Plan, as amended and restated (the "Employee Stock Purchase Plan"); (iii) an amendment to the Restated Certificate of Incorporation of Playboy Enterprises International, Inc. (the "Restated Certificate of Incorporation"); and (iv) ratification of PricewaterhouseCoopers LLP as independent auditors ("Auditors"):

                                                         Votes      Votes      Votes
Matter                                                    For      Against   Withheld   Non-Vote
------                                                 --------   --------   --------   --------
1995 Stock Incentive Plan ...........................  3,660,914   283,711      2,300    312,799

Employee Stock Purchase Plan ........................  3,932,312    12,387      2,226    312,799

Restated Certificate of Incorporation ...............  3,936,810     8,587      1,528    312,799

Auditors ............................................  4,250,918     3,109      5,697        N/A

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number                               Description
------                               -----------

#10.1 Fourth Amendment to November 15, 1993 Affiliation Agreement between
      Playboy Entertainment Group, Inc. and DirecTV, Inc. regarding the satellite distribution of Playboy TV dated March 15, 1999

#10.2 Program Supply Agreement between SEI Inc ApS and SEI 1 ApS dated June 30,
      1999

10.3  Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan

10.4 Amendment to Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated

10.5 Selected Employment, Termination and Other Agreements a Letter agreement dated May 24, 1999 regarding new compensation arrangements for Herb Laney

27    Financial Data Schedule

---------
# Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission

(b)   Reports on Form 8-K

      During the quarter ended June 30, 1999, the Company filed a Form 8-K/A Current Report dated April 9, 1999 under Item 2 of the report. On March 15, 1999, the Company filed its original Form 8-K with respect to its acquisition of Spice. The purpose of this amended report was to furnish audited consolidated financial statements of Spice and unaudited pro forma financial information of the Company giving effect to the Company's acquisition of Spice. The original Form 8-K was also amended so that the information reported under Item 5 is deemed reported under Item 2.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PLAYBOY ENTERPRISES, INC.
                                              -------------------------
                                                     (Registrant)


Date August 13, 1999                       By  /s/ Linda Havard
     ------------------                        ---------------------------------
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