Form 10-Q
period 1999-09-30
PLAYBOY ENTERPRISES INC
filed 1999-11-12
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________.

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

                                 Yes |X| No |_|

      As of October 31, 1999, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share, and 18,868,606 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

          Condensed Consolidated Statements of Operations and
          Comprehensive Income for the Quarters Ended September 30,
          1999 and 1998 (Unaudited)                                           3

          Condensed Consolidated Statements of Operations and
          Comprehensive Income for the Nine Months Ended September 30,
          1999 and 1998 (Unaudited)                                           4

          Condensed Consolidated Balance Sheets at September 30,
          1999 (Unaudited) and December 31, 1998                              5

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1999 and 1998 (Unaudited)           6

          Notes to Condensed Consolidated Financial Statements             7-12

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               13-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk           22

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                    22

Item 6. Exhibits and Reports on Form 8-K                                     23

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                 for the Quarters Ended September 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                                      1999        1998
                                                                    --------    --------
Net revenues                                                        $104,445    $ 75,655
                                                                    --------    --------
Costs and expenses
  Cost of sales                                                      (71,755)    (66,558)
  Selling and administrative expenses                                (17,270)    (11,539)
                                                                    --------    --------
    Total costs and expenses                                         (89,025)    (78,097)
                                                                    --------    --------
Operating income (loss)                                               15,420      (2,442)
                                                                    --------    --------
Nonoperating income (expense)
  Investment income                                                      489          19
  Interest expense                                                    (2,470)       (429)
  Gain on sale of investments, net                                       571          --
  Equity in income (loss) of investments                              (2,470)         15
  Other, net                                                            (269)        (94)
                                                                    --------    --------
    Total nonoperating expense                                        (4,149)       (489)
                                                                    --------    --------

Income (loss) before income taxes                                     11,271      (2,931)

Income tax benefit (expense)                                          (5,939)        242
                                                                    --------    --------

Net income (loss)                                                      5,332      (2,689)
                                                                    --------    --------
Other comprehensive income (loss) (net of taxes)
  Foreign currency translation adjustment                                  1         (18)
  Unrealized loss on marketable securities                               (38)        (38)
                                                                    --------    --------
    Total other comprehensive loss                                       (37)        (56)
                                                                    --------    --------

Comprehensive income (loss)                                         $  5,295    $ (2,745)
                                                                    ========    ========
Weighted average number of common shares outstanding
   Basic                                                              23,583      20,552
                                                                    ========    ========
   Diluted                                                            24,276      21,003
                                                                    ========    ========

Basic and diluted net income (loss) per common share                $   0.24    $  (0.13)
                                                                    ========    ========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
               for the Nine Months Ended September 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                                      1999        1998
                                                                    --------    --------
Net revenues                                                        $256,150    $225,237
                                                                    --------    --------
Costs and expenses
  Cost of sales                                                     (201,046)   (191,786)
  Selling and administrative expenses                                (42,655)    (30,658)
                                                                    --------    --------
    Total costs and expenses                                        (243,701)   (222,444)
                                                                    --------    --------

Operating income                                                      12,449       2,793
                                                                    --------    --------
Nonoperating income (expense)
  Investment income                                                    1,040          70
  Interest expense                                                    (5,876)       (989)
  Gain on sale of investments, net                                     2,299          --
  Equity in loss of investments                                       (3,596)       (256)
  Other, net                                                            (743)       (279)
                                                                    --------    --------
    Total nonoperating expense                                        (6,876)     (1,454)
                                                                    --------    --------

Income before income taxes                                             5,573       1,339

Income tax expense                                                    (4,255)     (1,889)
                                                                    --------    --------

Net income (loss)                                                      1,318        (550)
                                                                    --------    --------
Other comprehensive income (loss) (net of taxes)
  Foreign currency translation adjustment                                (60)        (24)
  Unrealized gain (loss) on marketable securities                         57         (38)
                                                                    --------    --------
    Total other comprehensive loss                                        (3)        (62)
                                                                    --------    --------

Comprehensive income (loss)                                         $  1,315    $   (612)
                                                                    ========    ========
Weighted average number of common shares outstanding
  Basic                                                               22,558      20,541
                                                                    ========    ========
  Diluted                                                             23,327      21,053
                                                                    ========    ========

Basic and diluted net income (loss) per common share                $   0.06    $  (0.03)
                                                                    ========    ========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                  (Unaudited)
                                                                   Sept. 30,    Dec. 31,
                                                                      1999        1998
                                                                    --------    --------
Assets
  Cash and cash equivalents                                         $ 23,506    $    341
  Marketable securities                                                2,606         505
  Receivables, net of allowance for doubtful accounts of
    $8,809 and $6,349, respectively                                   46,535      49,879
  Inventories                                                         26,400      25,685
  Programming costs                                                   50,691      43,342
  Deferred subscription acquisition costs                             12,059      11,570
  Other current assets                                                20,554      21,097
                                                                    --------    --------
    Total current assets                                             182,351     152,419
                                                                    --------    --------

  Property and equipment, at cost                                     39,682      39,042
  Accumulated depreciation                                           (31,286)    (29,885)
                                                                    --------    --------
    Property and equipment, net                                        8,396       9,157
                                                                     -------     -------

  Receivables                                                         62,500          --
  Programming costs                                                    6,487       5,983
  Goodwill, net of amortization of $1,887 and $432, respectively      94,282       2,053
  Trademarks                                                          46,384      17,294
  Net deferred tax assets                                                 --       6,525
  Other noncurrent assets                                             28,652      18,676
                                                                    --------    --------

  Total assets                                                      $429,052    $212,107
                                                                    ========    ========
Liabilities
  Short-term borrowings                                             $     --    $ 29,750
  Current financing obligations                                        1,969          --
  Accounts payable                                                    26,646      30,834
  Accrued salaries, wages and employee benefits                        8,140       6,024
  Income taxes payable                                                 1,227         819
  Deferred revenues                                                   51,292      41,647
  Other liabilities and accrued expenses                              11,863       9,919
                                                                    --------    --------
    Total current liabilities                                        101,137     118,993

  Long-term financing obligations                                     88,031          --
  Deferred revenues                                                   55,650          --
  Net deferred tax liabilities                                        11,196          --
  Other noncurrent liabilities                                        13,001       8,912
                                                                    --------    --------
    Total liabilities                                                269,015     127,905
                                                                    --------    --------
Shareholders' Equity
  Common stock, $0.01 par value
    Class A voting - 7,500,000 shares authorized; 4,748,954 and
      5,042,381 issued, respectively                                      47          50
    Class B nonvoting - 30,000,000 shares authorized; 19,172,566
      and 17,149,691 issued, respectively                                192         171
  Capital in excess of par value                                     112,951      44,860
  Retained earnings                                                   50,895      49,577
  Foreign currency translation adjustment                               (230)       (137)
  Unearned compensation restricted stock                              (3,873)     (3,716)
  Unrealized gain (loss) on marketable securities                         55         (32)
  Less cost of treasury stock                                             --      (6,571)
                                                                    --------    --------
    Total shareholders' equity                                       160,037      84,202
                                                                    --------    --------

  Total liabilities and shareholders' equity                        $429,052    $212,107
                                                                    ========    ========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the Nine Months Ended September 30 (Unaudited)
                                 (In thousands)

                                                                     1999         1998
                                                                    --------    --------

Cash Flows From Operating Activities
Net income (loss)                                                   $  1,318    $   (550)
Adjustments to reconcile net income (loss) to net cash
 provided by (used for) operating activities:
  Depreciation of property and equipment                               1,424       1,488
  Amortization of intangible assets                                    4,382       1,298
  Gain on sale of investments, net                                    (2,299)         --
  Amortization of investments in entertainment programming            25,913      17,758
  Investments in entertainment programming                           (28,366)    (19,246)
  Net change in operating assets and liabilities                      15,988     (12,729)
  Other, net                                                             376          (4)
                                                                    --------    --------
    Net cash provided by (used for) operating activities              18,736     (11,985)
                                                                    --------    --------
Cash Flows From Investing Activities
Acquisition of Spice Entertainment Companies, Inc.                   (64,600)     (2,007)
Sale of investments                                                   12,693          --
Additions to property and equipment                                     (687)       (801)
Acquisitions and funding of equity interests
 in international ventures                                           (12,174)     (2,791)
Purchase of marketable securities                                     (2,000)       (500)
Other, net                                                                 4          32
                                                                    --------    --------
    Net cash used for investing activities                           (66,764)     (6,067)
                                                                    --------    --------
Cash Flows From Financing Activities
Increase (decrease) in short-term borrowings                         (29,750)     19,000
Increase in financing obligations                                    110,000          --
Repayment of financing obligations                                   (20,000)         --
Net proceeds from public equity offering                              24,561          --
Payment of debt assumed in acquisition of Spice Entertainment
 Companies, Inc.                                                     (10,471)         --
Deferred financing fees                                               (4,669)       (100)
Proceeds from exercise of stock options                                1,350         199
Proceeds from sales under employee stock purchase plan                   172         156
                                                                    --------    --------
    Net cash provided by financing activities                         71,193      19,255
                                                                    --------    --------

Net increase in cash and cash equivalents                             23,165       1,203

Cash and cash equivalents at beginning of period                         341         947
                                                                    --------    --------

Cash and cash equivalents at end of period                          $ 23,506    $  2,150
                                                                    ========    ========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A) BASIS OF PREPARATION

The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "1998 Form 10-K") of Playboy Enterprises, Inc. and its subsidiaries (the "Company").

(B) ACQUISITION

On March 15, 1999, the Company completed its acquisition of Spice Entertainment Companies, Inc. ("Spice"), a leading provider of adult television entertainment. The current determination of the purchase price, including transaction costs and the assumption of Spice debt, is approximately $128 million. The purchase price and its allocation are subject to change upon final determination. The purchase was financed through the issuance of approximately $48 million of the Company's Class B common stock and the remainder through the payment and issuance of long-term debt. See Note I Financing Obligations. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Spice since the acquisition date have been included in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income. The excess of the purchase price over the fair value of the net assets acquired is currently approximately $94 million and has been recorded as goodwill, which is being amortized over 40 years.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition occurred on January 1, 1998 (in thousands, except per share amounts):

                                                         Nine Months Ended
                                                           September 30,
                                                        --------------------
                                                          1999        1998
                                                        --------    --------
Net revenues ........................................   $262,441    $243,409
Net loss ............................................       (252)     (4,775)
Basic and diluted net loss per common share .........   $  (0.01)   $  (0.21)

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

(C) PLAYBOY TV INTERNATIONAL, LLC JOINT VENTURE

During the quarter ended September 30, 1999, the Company entered into a joint venture with a wholly owned subsidiary of the Cisneros Group of Companies. The venture, Playboy TV International, LLC ("PTVI"), has the exclusive right to create and launch new television networks under the Playboy and Spice brands in territories outside of the United States and Canada and, under certain circumstances, to license programming to third parties. PTVI will also own and operate existing international Playboy TV and Spice networks, which either have been or will be sold or contributed by the Company to PTVI. In addition, the Company and PTVI have entered into program supply and trademark license agreements. Currently, the Company has a 19.9% interest in PTVI with an option to increase up to 50% for a certain period of time. Each of the members of PTVI has committed to fund the capital needs of PTVI in proportion to their respective equity ownership. The Company expects that the revenues it receives from the joint venture will exceed its funding obligations.

Under the arrangements with PTVI, the Company will receive $100 million, $30 million of which was received during the current year quarter, with the remainder to be received over the next five years. PTVI also has a long-term commitment with the Company to license international television rights to each year's production output, with payments representing a percentage of the Company's annual production spending.

(D) SALE OF INVESTMENTS

In the quarter ended September 30, 1999, the Company sold its interests in certain of its international TV networks to PTVI. Total proceeds under the contract are $10.0 million, consisting of $3.0 million in cash in the current year quarter with the remainder to be received over the next five years. The Company realized a net gain before income taxes of $0.6 million in the current year periods and recorded a deferred gain of $3.5 million, which is expected to be realized over the next five years. The taxable gain on the sale was immaterial and was offset by the application of a capital loss carryforward.

In the quarter ended March 31, 1999, the Company sold its wholly-owned subsidiary, Playboy Gaming Greece Ltd., which owned a 12% interest in the Playboy Casino at Hotel des Roses (the "Rhodes Casino"). Total proceeds of $5.2 million were received. These proceeds included a repayment of a loan of $1.2 million owed to the Company by the Rhodes Casino. The Company realized a gain before income taxes of $1.7 million on the sale. The taxable gain on the sale was immaterial and was offset by the application of a capital loss carryforward.

(E) INCOME TAXES

Associated with the Spice acquisition, $15.7 million of deferred tax liabilities were recorded under the purchase method of accounting for certain identifiable intangible assets, comprising trademarks, non-compete agreements and a film library. Accordingly, after consideration of this additional $15.7 million of deferred tax liabilities, at September 30, 1999, the Company was in a net deferred tax liability position of $3.8 million that consisted of $7.4 million of current deferred tax assets and $11.2 million of noncurrent deferred tax liabilities. At December 31, 1998, prior to the Spice acquisition, the Company was in a net deferred tax asset position of $13.9 million that consisted of $7.4 million of current deferred tax assets and $6.5 million of noncurrent deferred tax assets.

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

(F) COMPREHENSIVE INCOME

The following sets forth the components of other comprehensive income (loss), and the related tax expense or benefit allocated to each item (in thousands):

                                                   (Unaudited)           (Unaudited)
                                                 Quarters Ended       Nine Months Ended
                                                  September 30,          September 30,
                                               -------------------   -------------------
                                                 1999       1998       1999       1998
                                               --------   --------   --------   --------
Foreign currency translation adjustment (1) .  $      1   $    (18)  $    (60)  $    (24)
Unrealized gain (loss) on marketable
     securities (2) .........................  $    (38)  $    (38)  $     57   $    (38)

(1) Net of a related tax benefit of $33 for the nine months ended September 30, 1999, and $9 and $13 for the quarter and nine months ended September 30, 1998, respectively. There was no related income tax expense for the quarter ended September 30, 1999.
(2) Net of a related tax benefit of $21 and tax expense of $30 for the quarter and nine months ended September 30, 1999, respectively, and a related tax benefit of $21 for both the quarter and nine months ended September 30, 1998.

(G) INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") (in thousands, except per share amounts):

                                                   (Unaudited)           (Unaudited)
                                                 Quarters Ended       Nine Months Ended
                                                  September 30,          September 30,
                                               -------------------   -------------------
                                                 1999       1998       1999       1998
                                               --------   --------   --------   --------
Numerator:

  For basic and diluted EPS-net income (loss)  $  5,332   $ (2,689)  $  1,318   $   (550)
                                               ========    =======   ========   ========
Denominator:
  Denominator for basic EPS-
    weighted-average shares .................    23,583     20,552     22,558     20,541
                                               --------    -------   --------   --------
  Effect of dilutive potential common shares:
    Stock options ...........................       693        451        769        512
                                               --------    -------   --------   --------
      Dilutive potential common shares ......       693        451        769        512
                                               --------    -------   --------   --------
  Denominator for diluted EPS-
    adjusted weighted-average shares ........    24,276     21,003     23,327     21,053
                                               ========    =======   ========   ========

Basic and Diluted EPS .......................  $   0.24   $  (0.13)  $   0.06   $  (0.03)
                                               ========    =======   ========   ========

During the quarter and nine months ended September 30, 1999, approximately 325,000 and 335,000 weighted-average shares of Class B restricted stock awards outstanding, respectively, were not included in the computation of diluted EPS as the operating income objectives applicable to these restricted awards were not met during those periods. Additionally, options to purchase approximately 345,000 and 285,000 weighted-average shares of Class B common stock were outstanding during the quarter and nine months ended September 30, 1999, respectively, but were not included in the computation of diluted EPS as the options' exercise prices were greater than the average market price of the Class B common stock, the effect of which was antidilutive.

(H) INVENTORIES

Inventories, which are stated at the lower of cost (average cost and specific cost) or market, consisted of the following (in thousands):

                                                      (Unaudited)
                                                       Sept. 30,    Dec. 31,
                                                          1999        1998
                                                        --------    --------

Paper ...............................................   $  7,190    $  8,277
Editorial and other prepublication costs ............      6,865       6,052
Merchandise finished goods ..........................     12,345      11,356
                                                        --------    --------
   Total inventories ................................   $ 26,400    $ 25,685
                                                        ========    ========

(I) FINANCING OBLIGATIONS

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

The new agreement originally consisted of three components: a $40.0 million revolving credit facility with a $10.0 million letter of credit sublimit; a $35.0 million tranche A term loan; and a $75.0 million tranche B term loan. On September 16, 1999, the Company used $20.0 million of the cash proceeds from PTVI to repay the term debt which reduced the credit facility to $130.0 million. The revolving credit facility and tranche A term loan mature on March 15, 2004. The tranche B term loan matures on March 15, 2006. Loans bear interest at a rate equal to specified index rates plus margins that fluctuate based on the Company's ratio of consolidated debt to consolidated adjusted EBITDA (earnings before income taxes plus interest expense, depreciation and amortization, less cash investments in programming). The Company's obligations under the agreement are unconditionally guaranteed by each of the Company's existing and subsequently acquired domestic restricted subsidiaries (all domestic subsidiaries except Playboy Online, Inc.). The agreement and related guarantees are secured by substantially all of Playboy Enterprises, Inc.'s and its domestic restricted subsidiaries' assets.

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

For the quarter ended September 30, 1999, the Company received a waiver on the financial covenants contained in the credit agreement, until January 12, 2000. During this period, the Company and the banks will reset the covenant levels to reflect recent business developments, including, among other things, the benefit of the PTVI venture and the decline in the Catalog business. Management expects to have the new covenants in place prior to the end of the fiscal year. While the waiver remains in effect, the Company has agreed to not draw upon the revolving credit facility. Management believes that the Company's cash and cash equivalents on hand will provide the necessary liquidity during this period.

(J) CONTINGENCIES

In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act of 1996 (the "Telecommunications Act"), which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 of the Telecommunications Act ("Section 505") commenced May 18, 1997. The Company's full case on the merits was heard by the United States District Court in Wilmington, Delaware (the "Delaware District Court") in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants have appealed this judgment and the United States Supreme Court (the "Supreme Court") will hear the appeal on November 30, 1999. Management believes that the effect of Section 505 on the Company's financial performance is likely to continue until the case is finally decided.

(K) PUBLIC EQUITY OFFERING

In May 1999, the Company completed a public equity offering of 2,875,000 shares of nonvoting Class B common stock at a price of $30.00 per share. Two million shares were sold by a trust established by, and for the benefit of, Hugh M. Hefner, the Company's founder and principal stockholder, and 875,000 shares were sold by the Company. Of the Company's shares, 375,000 were sold upon exercise by the underwriters of their over-allotment option. The Company did not receive any of the proceeds from the sale of Class B common stock by Mr. Hefner. Mr. Hefner is responsible for expenses related to this transaction proportionate to the number of shares he sold to the total number of shares sold in the offering. Net proceeds to the Company of $24.6 million are being used for general corporate purposes.

(L) TREASURY STOCK

There were no Class A or Class B common shares held as treasury stock at September 30, 1999. All shares of treasury stock were cancelled under terms of the merger agreement between the Company and Spice. At December 31, 1998, treasury stock consisted of 293,427 Class A common shares and 951,041 Class B common shares.

(M) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

The following summarizes non-cash investing and financing activities related to the Spice acquisition (in thousands):

                                                                  (Unaudited)
                                                                  Nine Months
                                                                     Ended
                                                                 Sept. 30, 1999
                                                                 --------------
Fair value of net assets acquired, including goodwill..........     $ 127,562
Acquisition liabilities........................................        (3,735)
Payment of debt assumed........................................       (10,471)
Common stock issued............................................       (48,429)
                                                                    ---------
Cash paid......................................................        64,927
Less: cash acquired............................................          (327)
                                                                    ---------
Net cash paid for the Spice acquisition........................     $  64,600
                                                                    =========

See Note B Acquisition.

(N) SEGMENT INFORMATION

The following tables represent financial information by reportable segment (in thousands):

                                                   (Unaudited)           (Unaudited)
                                                 Quarters Ended       Nine Months Ended
                                                     Sept. 30,             Sept. 30,
                                               -------------------   -------------------
                                                 1999       1998       1999       1998
                                               --------   --------   --------   --------
Net Revenues
Publishing (1) ..............................  $ 33,586   $ 33,946   $ 97,675   $ 97,111
Entertainment ...............................    52,009     21,942     98,698     65,002
Product Marketing ...........................     1,361      1,556      4,440      5,762
Catalog .....................................    13,776     16,295     43,812     50,781
Casino Gaming ...............................       300         25        600         25
Playboy Online ..............................     3,294      1,797      8,862      4,797
Corporate Marketing (1) .....................       119         94      2,063      1,759
                                               --------   --------   --------   --------
   Total ....................................  $104,445   $ 75,655   $256,150   $225,237
                                               ========    =======   ========   ========
Income (Loss) Before Income Taxes
Publishing (1) ..............................  $    542   $  1,465   $  3,441   $  4,902
Entertainment ...............................    25,537      5,825     35,965     18,276
Product Marketing ...........................        75       (985)       542        101
Catalog .....................................      (704)       573     (1,257)     2,127
Casino Gaming ...............................      (217)      (201)      (461)      (599)
Playboy Online ..............................    (1,919)    (2,128)    (5,585)    (4,319)
Corporate Administration and Promotion (1) ..    (7,894)    (6,991)   (20,196)   (17,695)
Investment income ...........................       489         19      1,040         70
Interest expense ............................    (2,470)      (429)    (5,876)      (989)
Gain on sale of investments, net ............       571         --      2,299         --
Equity in income (loss) of investments ......    (2,470)        15     (3,596)      (256)
Other, net ..................................      (269)       (94)      (743)      (279)
                                               --------   --------   --------   --------
   Total ....................................  $ 11,271   $ (2,931)  $  5,573   $  1,339
                                               ========    =======   ========   ========

                                                      (Unaudited)
                                                       Sept. 30,    Dec. 31,
                                                          1999        1998
                                                        --------    --------
Identifiable Assets
Publishing (1) ......................................   $ 44,259    $ 50,171
Entertainment (2) ...................................    289,491      85,783
Product Marketing ...................................      5,519       5,764
Catalog .............................................     17,653      17,871
Casino Gaming .......................................      1,717       4,416
Playboy Online ......................................      1,344       1,282
Corporate Administration and Promotion (1) (3) ......     69,069      46,820
                                                        --------    --------
   Total (2) (3) ....................................   $429,052    $212,107
                                                        ========    ========

(1) Corporate amounts now include certain Company-wide marketing activities, such as the Playboy Jazz Festival and Playmate promotions, that had previously been reported in the Publishing Group.
(2) The increase in identifiable assets since December 31, 1998 is primarily due to the Company's acquisition of Spice on March 15, 1999 and the formation of PTVI in the quarter ended September 30, 1999.
(3) The increase in identifiable assets since December 31, 1998 is primarily due to the net proceeds from the Company's public equity offering in May 1999.

(O) PLAYBOY ONLINE PUBLIC EQUITY OFFERING

On September 28, 1999, the Company announced that the Board of Directors (the "Board") approved plans to sell a minority interest in Playboy Online, its online business group, to the public. The Company intends to file a registration statement relating to the securities to be offered later this fiscal year.

(P) ACCOUNTING STANDARDS

The Company will adopt the provisions of Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133 ("Statement 137"). Statement 137 defers the effective date for financial statements issued for fiscal years beginning after June 15, 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The Company's revenues increased 38% to $104.4 million for the quarter ended September 30, 1999 compared to $75.7 million for the quarter ended September 30, 1998. Revenues were $256.2 million for the nine months ended September 30, 1999, a 14% increase over revenues of $225.2 million for the nine months ended September 30, 1998. These increases were primarily due to higher revenues from the Entertainment Group, principally due to the formation of PTVI, a joint venture the Company entered into with the Cisneros Television Group during the current year quarter. Also contributing to the increases were higher revenues from the Playboy Online Group, partially offset by lower Catalog Group revenues.

      The Company reported operating income of $15.4 million for the quarter ended September 30, 1999 compared to an operating loss of $2.4 million in the prior year quarter. For the nine months ended September 30, 1999, the Company's operating income was $12.4 million compared to $2.8 million in the prior year. These increases were primarily due to higher operating income from the Entertainment Group, principally due to the revenues related to PTVI. Lower operating performance from the Catalog and Publishing Groups, as well as higher Corporate Administration and Promotion expenses, partially offset the above for both the quarter and nine-month period.

      Net income for the quarter ended September 30, 1999 was $5.3 million, or $0.24 per basic and diluted common share, compared to a net loss of $2.7 million, or $0.13 per basic and diluted common share, for the prior year quarter. Net income for the nine months ended September 30, 1999 was $1.3 million, or $0.06 per basic and diluted common share, compared to a net loss of $0.6 million, or $0.03 per basic and diluted common share, for the prior year. Net income for the current year periods included higher interest expense, primarily due to increased debt resulting from the acquisition of Spice. Both current year periods also included a $0.6 million net gain from the sale of the Company's interests in certain of its international TV networks to PTVI. Net income for the current year nine-month period also reflected a $1.7 million gain from the sale of the Company's interest in the Rhodes Casino. Additionally, both of the current year periods included equity losses primarily related to the Company's interest in PTVI. The current year nine-month period also included an equity loss related to the Company's interests in its United Kingdom television networks, which were sold to PTVI in the current year quarter.

      Several of the Company's businesses can experience variations in quarterly performance. As a result, the Company's performance in any quarterly period is not necessarily reflective of full-year or longer-term trends. For example, Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on product introductions by advertising customers, changes in advertising buying patterns and economic conditions. In addition, Entertainment Group revenues vary due to the timing of recognizing library license fees related to PTVI.

PUBLISHING GROUP

      Beginning with the quarter ended March 31, 1999, certain Company-wide marketing activities, such as the Playboy Jazz Festival and Playmate promotions, that had previously been reported in the Publishing Group are now included in Corporate Administration and Promotion results. The revenues and operating income of the Publishing Group were as follows for the periods indicated below (in millions):

                                                 Quarters Ended       Nine Months Ended
                                                  September 30,          September 30,
                                               -------------------   -------------------
                                                 1999       1998       1999       1998
                                               --------   --------   --------   --------
Revenues
Playboy Magazine ............................  $   25.9   $   26.2   $   76.7   $   75.8
Other Domestic Publishing ...................       5.6        5.5       13.8       13.9
International Publishing ....................       2.1        2.2        7.2        7.4
                                               --------    -------   --------   --------
   Total Revenues ...........................  $   33.6   $   33.9   $   97.7   $   97.1
                                               ========    =======   ========   ========
Operating Income ............................  $    0.5   $    1.5   $    3.4   $    4.9
                                               ========    =======   ========   ========

      Publishing Group revenues decreased $0.3 million, or 1%, for the quarter ended September 30, 1999 compared to the prior year primarily due to lower revenues from Playboy magazine. For the nine months ended September 30, 1999, revenues increased $0.6 million, or 1%, compared to the prior year primarily due to higher revenues from Playboy magazine.

      For the quarter, Playboy magazine revenues declined $0.3 million, or 1%, compared to the prior year. Circulation revenues decreased $1.2 million, or 6%, primarily due to a $0.9 million, or 14%, decrease in newsstand revenues principally as a result of fewer copies sold in comparison with the prior year quarter which included a best-selling issue featuring Cindy Crawford. Subscription revenues decreased $0.3 million, or 2%, reflecting in part the problems facing direct marketing stamp sheet agents, which are affecting all publishers. The lower circulation revenues were mostly offset by a $0.9 million, or 14%, increase in advertising revenues due to increases in both the average net revenue per page and ad pages.

      For the nine-month period, Playboy magazine revenues increased $0.9 million, or 1%, compared to the prior year. Circulation revenues increased $0.3 million, or 1%, primarily due to a $2.6 million, or 19%, increase in newsstand revenues largely due to strong sales of the April and September 1999 issues featuring Rena Mero, the World Wrestling Federation champion formerly known as Sable. The higher newsstand revenues were mostly offset by a $2.3 million, or 6%, decrease in subscription revenues, reflecting in part the problems facing direct marketing stamp sheet agents. Additionally, advertising revenues increased $1.2 million, or 6%, due to increases in both the average net revenue per page and ad pages. Advertising sales for the fiscal year 1999 fourth quarter issues of the magazine are closed and the Company expects to report 19% increases in both ad pages and ad revenues compared to the quarter ended December 31, 1998, resulting in expected 6% and 10% increases in ad pages and ad revenues, respectively, for fiscal year 1999 compared to fiscal year 1998.

      For the quarter and nine months ended September 30, 1999, other domestic publishing revenues remained relatively flat. The current year nine-month period included an additional newsstand special issue.

      International publishing revenues remained relatively flat for the quarter and decreased $0.2 million, or 3%, for the nine-month period compared to the prior year. The decrease for the nine-month period was caused by lower royalties from the Brazilian and Russian editions, largely due to economic weakness in those countries, and were mostly offset by higher revenues from the Polish edition of Playboy magazine, in which the Company owns a majority interest.

      For the quarter, Publishing Group operating income decreased $1.0 million, or 63%, compared to the prior year. This decrease was primarily due to higher overhead and ancillary businesses expenses combined with the net lower Playboy magazine revenues, partially offset by lower paper prices. Operating income declined $1.5 million, or 30%, for the nine-month period. This decrease was primarily due to higher overhead and ancillary businesses expenses, higher editorial costs associated in part with the April and September 1999 issues and the lower international publishing royalties, partially offset by the net higher Playboy magazine revenues and lower paper prices.

      Many magazines receive a significant portion of their advertising revenues from companies selling tobacco products. Because only approximately 30% of Playboy magazines's revenues are from advertising, the 20%-25% of ad pages from tobacco is a smaller overall percentage than for others. Nevertheless, significant legislative or regulatory limitations on the ability of those companies to advertise in magazines could materially adversely affect the Company's operating performance. The Company does not believe that it will be impacted by the Food and Drug Administration ("the FDA") regulation announced in August 1996 which prohibits the publication of tobacco advertisements containing drawings, colors or pictures because the regulation does not apply to a magazine which is demonstrated to be an "adult publication." The Company believes that Playboy magazine qualifies as an "adult publication" and that the regulation is not applicable. On April 25, 1997, the Federal District Court for the Middle District of North Carolina ruled that the FDA has no authority anyway under existing law to restrict the advertising and promotion of tobacco products and ordered the FDA not to implement any of the advertising and promotion restrictions contained in the regulation. The government appealed this ruling. On August 14, 1998, a three-judge panel of the Fourth Circuit Court of Appeals (the "Fourth Circuit Court") invalidated the FDA's authority to issue regulations restricting tobacco advertising. The government appealed this decision to the full Fourth Circuit Court, which in November 1998 denied the government's motion for a rehearing. The government appealed to the Supreme Court, which will hear and decide the appeal.

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

                                                       Quarters Ended       Nine Months Ended
                                                        September 30,          September 30,
                                                     -------------------   -------------------
                                                       1999       1998       1999       1998
                                                     --------   --------   --------   --------
Revenues
Domestic TV Networks .............................   $   19.0   $   15.5   $   55.1   $   45.5
International TV .................................       29.7        2.7       32.9        8.4
Worldwide Home Video .............................        1.8        3.6        7.8        9.6
Movies and Other .................................        1.5        0.1        2.9        1.5
                                                     --------   --------   --------   --------
  Total Revenues .................................   $   52.0   $   21.9   $   98.7   $   65.0
                                                     ========   ========   ========   ========
Operating Income
Profit Contribution Before Programming Expense....   $   38.2   $   11.8   $   61.9   $   36.1
Programming Expense ..............................      (12.7)      (6.0)     (25.9)     (17.8)
                                                     --------   --------   --------   --------
  Total Operating Income .........................   $   25.5   $    5.8   $   36.0   $   18.3
                                                     ========   ========   ========   ========

      Entertainment Group revenues increased $30.1 million, or 137%, and $33.7 million, or 52%, for the quarter and nine months ended September 30, 1999, respectively. These increases were primarily due to international TV revenues in the current year periods related to the previously discussed new joint venture, PTVI. Also contributing to these increases were higher revenues from the domestic TV networks, principally attributable to the acquisition of Spice effective March 15, 1999. For the quarter and nine-month period, operating income increased $19.7 million and $17.7 million, respectively, primarily due to the higher revenues, which were partially offset by higher related expenses.

      The following discussion focuses on the profit contribution of each business before programming expense ("profit contribution").

Domestic TV Networks

      For the quarter ended September 30, 1999, revenues of $19.0 million from the Company's domestic TV networks increased $3.5 million, or 23%, and profit contribution increased $1.2 million. These increases were primarily due to the Spice acquisition, partially offset by lower Playboy TV satellite direct-to-home ("DTH") revenues, principally from PrimeStar. In April 1999, PrimeStar was acquired by Hughes Electronics Corporation, which owns DirecTV. Over the next two years, PrimeStar subscribers will be transitioned primarily to DirecTV or other DTH and cable services.

      For the nine-month period, revenues of $55.1 million increased $9.6 million, or 21%, and profit contribution increased $3.9 million. These increases were primarily due to the Spice acquisition.

      The approximate number of households for the Company's domestic TV networks were as follows for the periods indicated below (in millions):

                                                 Sept. 30,   June 30,  Sept. 30,
                                                    1999       1999       1998
                                                 ---------   --------  ---------
Cable (1):
  Playboy TV Analog Addressable..................     12.3       12.3       11.9
  Playboy TV Digital.............................      0.7        0.4        0.1
  Spice Analog Addressable.......................     14.9       16.6        N/A
  Spice Digital..................................      1.6        1.5        N/A

DTH:
  Playboy TV.....................................     11.9       11.2        9.2

(1) Currently there is an overlap in some of the cable digital and analog addressable households due to some cable operators offering both digital and analog platforms to the same household.

      In June 1999, the Company began the process of transferring AdulTVision households to the Spice networks.

      In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act, which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 commenced May 18, 1997. The Company's full case on the merits was heard by the Delaware District Court in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants have appealed this judgment and the Supreme Court will hear the appeal on November 30, 1999. Management believes that the effect of Section 505 on the Company's financial performance is likely to continue until the case is finally decided. See "Legal Proceedings."

      Management believes that the slowdown in growth in cable access for the Company's domestic TV networks over recent years is due to the combination of constraints on channel capacity and the effects of cable reregulation by the Federal Communications Commission (the "FCC"), including the "going-forward rules" which provide cable operators with incentives to add basic services. As cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions, competition for channel space has increased.

      New technology, primarily digital set-top converters, will dramatically increase channel capacity, and cable operators have begun to introduce digital technology in order to upgrade their cable systems and to counteract competition from DTH operators. Digital cable television has several advantages over analog cable television, including more channels, better audio and video quality and advanced set-top boxes that are addressable, provide a secure fully scrambled signal and have integrated program guides and advanced ordering technology. As digital technology, which is unaffected by the relevant sections of the Telecommunications Act, becomes more available, the Company believes that its domestic TV networks will be available to the majority of cable households on a 24-hour basis.

International TV

      For the quarter and nine months ended September 30, 1999, profit contribution from the international TV business increased $27.2 million and $25.1 million, respectively, on $27.0 million and $24.5 million increases in revenues. These increases were primarily due to revenues related to PTVI for library license fees, trademark royalties and output license fees.

Worldwide Home Video

      For the quarter ended September 30, 1999, revenues from the worldwide home video business decreased $1.8 million, or 51%, while profit contribution decreased $1.6 million. These decreases were largely due to fewer titles released domestically in the current year quarter from The Eros Collection.

      For the nine-month period, revenues decreased $1.8 million, or 18%, while profit contribution decreased $1.6 million. These decreases were primarily due to lower domestic sales of Playboy Home Video titles combined with lower revenues from continuity series' programs.

Movies and Other

      For the quarter and nine months ended September 30, 1999, profit contribution from movies and other businesses increased $1.4 million and $1.3 million, respectively, on $1.4 million increases in revenues for both periods. These increases were primarily due to library license fees in the current year periods from PTVI.

      The Entertainment Group's administrative expenses increased $1.8 million for the quarter and $2.9 million for the nine-month period primarily to support the group's growth. Both periods also reflected higher performance-related variable compensation expense.

Programming Expense

      Programming amortization expense increased $6.7 million and $8.1 million for the quarter and nine-month period, respectively. These increases were primarily related to the revenues in the current year periods from PTVI. Also contributing to the increases were higher amortization related to regular programming on the domestic Playboy TV network and programming amortization in the current year periods related to the Spice network.

PRODUCT MARKETING GROUP

      The revenues and operating performance of the Product Marketing Group were as follows for the periods indicated below (in millions):

                                                 Quarters Ended       Nine Months Ended
                                                  September 30,          September 30,
                                               -------------------   -------------------
                                                 1999       1998       1999       1998
                                               --------   --------   --------   --------
Revenues ....................................  $    1.4   $    1.6   $    4.4   $    5.8
                                               ========    =======   ========   ========

Operating Income (Loss) .....................  $    0.1   $   (1.0)  $    0.5   $    0.1
                                               ========    =======   ========   ========

      Revenues for the quarter and nine months ended September 30, 1999 decreased $0.2 million, or 13%, and $1.4 million, or 23%, respectively, compared to the prior year periods. Both the current year quarter and nine-month period reflect lower international product licensing royalties, largely due to depressed economic conditions in Asia. Also unfavorably impacting the nine-month period were lower revenues from Special Editions, Ltd. as a result of a barter agreement in the prior year related to the sale of prints and posters from the Company's art publishing inventory.

      Operating income of $0.1 million and $0.5 million for the quarter and nine-month period increased $1.1 million and $0.4 million, respectively, compared to the prior year periods due to a prior year $1.4 million settlement of litigation related to BrandsElite International Corporation. Partially offsetting these increases were the lower Asian royalties and higher salary and related expenses.

CATALOG GROUP

      The revenues and operating performance of the Catalog Group were as follows for the periods indicated below (in millions):

                                                 Quarters Ended       Nine Months Ended
                                                  September 30,          September 30,
                                               -------------------   -------------------
                                                 1999       1998       1999       1998
                                               --------   --------   --------   --------
Revenues ....................................  $   13.8   $   16.3   $   43.8   $   50.8
                                               ========    =======   ========   ========

Operating Income (Loss) .....................  $   (0.7)  $    0.6   $   (1.3)  $    2.1
                                               ========    =======   ========   ========

      For the quarter and nine months ended September 30, 1999, revenues decreased $2.5 million, or 15%, and $7.0 million, or 14%, respectively, compared to the prior year periods. These decreases reflected lower revenues for all of the Company's catalogs, except for the Spice catalog which was launched during the summer of 1998. These net lower revenues, partially offset by lower related costs, resulted in operating losses of $0.7 million and $1.3 million for the quarter and nine-month period, respectively, compared to operating income of $0.6 million and $2.1 million for the prior year periods, respectively.

      The Catalog Group has taken steps to reduce its cost structure and the Company's management has decided to refocus sales of the former Playboy and Spice catalogs to the Playboy Online Group, transitioning the print catalogs, effective October 1, 1999, into direct marketing promotion to support e-commerce. The Company is working with ING Barings Furman Selz to help it assess strategic options for the Catalog Group.

CASINO GAMING GROUP

      The revenues and operating losses of the Casino Gaming Group were as follows for the periods indicated below (in millions):

                                                 Quarters Ended       Nine Months Ended
                                                  September 30,          September 30,
                                               -------------------   -------------------
                                                 1999       1998       1999       1998
                                               --------   --------   --------   --------
Revenues ....................................  $    0.3   $     --   $    0.6   $     --
                                               ========    =======   ========   ========

Operating Loss ..............................  $   (0.2)  $   (0.2)  $   (0.5)  $   (0.6)
                                               ========    =======   ========   ========

      In the quarter ended March 31, 1999, the Company sold its 12% interest in the Rhodes Casino, which resulted in a nonoperating gain of $1.7 million. In connection with the sale, the Company negotiated a minimum guarantee against its licensing agreement for the Rhodes Casino. The Company reported licensing revenues of $0.3 million and $0.6 million for the quarter and nine months ended September 30, 1999 as a result of the opening of the Rhodes Casino in April 1999. Operating performance remained flat and increased $0.1 million for the quarter and nine-month period, respectively. The Company continues to explore additional casino gaming opportunities.

PLAYBOY ONLINE GROUP

      The revenues and operating losses of the Playboy Online Group were as follows for the periods indicated below (in millions):

                                                 Quarters Ended       Nine Months Ended
                                                  September 30,          September 30,
                                               -------------------   -------------------
                                                 1999       1998       1999       1998
                                               --------   --------   --------   --------
Revenues ....................................  $    3.3   $    1.8   $    8.9   $    4.8
                                               ========    =======   ========   ========

Operating Loss ..............................  $   (1.9)  $   (2.1)  $   (5.6)  $   (4.3)
                                               ========    =======   ========   ========

      For the quarter and nine months ended September 30, 1999, Playboy Online Group revenues increased $1.5 million, or 83%, and $4.1 million, or 85%, respectively, compared to the prior year periods. These increases were due to higher advertising, e-commerce and subscription revenues.

      For the quarter and nine-month period, the Playboy Online Group reported operating losses of $1.9 million and $5.6 million, respectively, compared to operating losses of $2.1 million and $4.3 million in the prior year periods, respectively. The current year operating losses reflect higher planned investments related to the group's continued growth and development.

      On September 28, 1999, the Company announced that the Board approved plans to sell a minority interest in Playboy Online to the public. The Company intends to file a registration statement relating to the securities to be offered later this fiscal year.

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

      Corporate Administration and Promotion net expenses for the quarter ended September 30, 1999 of $7.9 million increased $0.9 million, or 13%, compared to the prior year quarter. Net expenses for the nine-month period of $20.2 million increased $2.5 million, or 14%, compared to the prior year period. Both of these increases were largely due to higher marketing expenses and the timing of peformance-related variable compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1999, the Company had $23.5 million in cash and cash equivalents, no short-term borrowings and $90.0 million in current and long-term financing obligations, compared to $0.3 million in cash and cash equivalents, $29.8 million in short-term borrowings and no current or long-term financing obligations at December 31, 1998. The Company expects to meet its short-term cash requirements through its cash and cash equivalents and to meet its long-term cash requirements through its $130.0 million credit agreement as soon as the agreement is amended to reflect new financial covenants. Management expects to have the new covenants in place prior to the end of the fiscal year. See Cash Flows From Financing Activities.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $18.7 million for the nine months ended September 30, 1999, which reflected $16.0 million of cash provided from operating assets and liabilities, largely due to lower Playboy magazine newsstand and advertising receivables compared to December 31, 1998, which included higher revenues related to holiday issues. Additionally, the current year period reflected cash receipts related to films sold to HBO and Showtime.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $66.8 million for the nine-month period, primarily due to the Company's acquisition of Spice, resulting in cash paid of $64.6 million in the current year.

      During the nine-month period, the Company sold certain investments totaling $12.7 million. In the quarter ended September 30, 1999, the Company sold its interests in certain of its international TV networks to PTVI. Total proceeds under the contract are $10.0 million, consisting of $3.0 million in cash in the current year quarter with the remainder to be received over the next five years. In the quarter ended March 31, 1999, the Company sold its wholly-owned subsidiary, Playboy Gaming Greece Ltd., which owned a 12% interest in the Rhodes Casino. Total proceeds of $5.2 million were received. These proceeds included a repayment of a loan of $1.2 million owed to the Company by the Rhodes Casino. On December 31, 1998, the Company sold to duPont Publishing, Inc. ("duPont") the shares of duPont's common stock owned by the Company. Total proceeds were $5.0 million, which consisted of $0.5 million in cash, received in fiscal year 1998, and a $4.5 million promissory note, which was paid off January 4, 1999.

      During the nine-month period, the Company paid $12.2 million related to its equity interests in international ventures, including the funding of its 19.9% interest in PTVI in the current year quarter.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities was $71.2 million for the nine-month period. This increase was principally due to the $110.0 million increase in current and long-term financing obligations combined with $24.6 million of net proceeds from the Company's public equity offering, partially offset by the repayment of $29.8 million of short-term borrowings and $20.0 million of long-term financing obligations combined with the payment of $10.5 million of Spice's debt.

      In May 1999, the Company completed a public equity offering of 2,875,000 shares of nonvoting Class B common stock at a price of $30.00 per share. Two million shares were sold by a trust established by, and for the benefit of, Hugh
M. Hefner, the Company's founder and principal stockholder, and 875,000 shares were sold by the Company. Of the Company's shares, 375,000 were sold upon exercise by the underwriters of their over-allotment option. The Company did not receive any of the proceeds from the sale of Class B common stock by Mr. Hefner. Mr. Hefner is responsible for expenses related to this transaction proportionate to the number of shares he sold to the total number of shares sold in the offering. Net proceeds to the Company of $24.6 million are being used for general corporate purposes.

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

      The new agreement originally consisted of three components: a $40.0 million revolving credit facility with a $10.0 million letter of credit sublimit; a $35.0 million tranche A term loan; and a $75.0 million tranche B term loan. On September 16, 1999, the Company used $20.0 million of the cash proceeds from PTVI to repay the term debt which reduced the credit facility to $130.0 million. The revolving credit facility and tranche A term loan mature on March 15, 2004. The tranche B term loan matures on March 15, 2006. Loans bear interest at a rate equal to specified index rates plus margins that fluctuate based on the Company's ratio of consolidated debt to consolidated adjusted EBITDA. The Company's obligations under the agreement are unconditionally guaranteed by each of the Company's existing and subsequently acquired domestic restricted subsidiaries (all domestic subsidiaries except Playboy Online, Inc.). The agreement and related guarantees are secured by substantially all of Playboy Enterprises, Inc.'s and its domestic restricted subsidiaries' assets.

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

      For the quarter ended September 30, 1999, the Company received a waiver on the financial covenants contained in the credit agreement, until January 12, 2000. During this period, the Company and the banks will reset the covenant levels to reflect recent business developments, including, among other things, the benefit of the PTVI venture and the decline in the Catalog business. Management expects to have the new covenants in place prior to the end of the fiscal year. While the waiver remains in effect, the Company has agreed to not draw upon the revolving credit facility. Management believes that the Company's cash and cash equivalents on hand will provide the necessary liquidity during this period.

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

      Management believes that it is more likely than not that the required amount of such taxable income will be generated in years subsequent to December 31, 1998 and prior to the expiration of the Company's NOLs to realize the $13.9 million net deferred tax asset at December 31, 1998. Associated with the Spice acquisition, $15.7 million of deferred tax liabilities were recorded under the purchase method of accounting for certain identifiable intangible assets, comprising trademarks, non-compete agreements and a film library. Accordingly, after consideration of this additional $15.7 million of deferred tax liabilities, at September 30, 1999, the Company was in a net deferred tax liability position of $3.8 million that consisted of $7.4 million of current deferred tax assets and $11.2 million of noncurrent deferred tax liabilities. Following is a summary of the bases for management's belief that a valuation allowance of $15.4 million at December 31, 1998 is adequate, and that it is more likely than not that the net deferred tax asset of $13.9 million will be realized:

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

YEAR 2000 COMPLIANCE

      In response to the Year 2000 problem, the Company has identified and is implementing changes to its existing computerized business systems. The Company is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, the Company has communicated with its vendors and other service providers to ensure that their products and business systems are or will be Year 2000 compliant. If modifications and conversions by the Company and those it conducts business with are not made in a timely manner, the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations. All major systems of the Company have either been identified as Year 2000 compliant, or remediation has been completed to ensure Year 2000 compliance. These major systems include financial applications, and key operating systems for the Entertainment, Catalog and Playboy Online Groups. The Company is currently evaluating less critical systems, such as desktop applications, with plans for all systems to be in compliance by the end of fiscal year 1999. The Company is also reviewing its non-information technology systems to determine the extent of any modifications and believes that there will be minimal changes necessary for compliance. The current estimate of the total costs associated with the required modifications and conversions are expected to be slightly in excess of $1.0 million, of which approximately $0.9 million has been expensed through September 30, 1999. These costs are being expensed as incurred. The Company does not separately track internal costs incurred related to the Year 2000 problem, principally payroll related for its technology department.

      The Company believes its technology systems will be ready for the Year 2000 and, as a result, has not developed a comprehensive contingency plan. High-risk vendors, however, are being examined throughout the year with contingency plans developed on a case-by-case basis where needed. Additionally, the Company is aware that it may experience other isolated incidents of non-compliance and plans to allocate internal resources and retain dedicated consultants and vendor representatives to be ready to take action if necessary. Although the Company values its established relationships with key vendors and other service providers, if certain vendors are unable to perform on a timely basis due to their own Year 2000 issues, the Company believes that substitute products or services are available from other vendors. The Company also recognizes that it, like all other businesses, is at risk if other key suppliers in utilities, communications, transportation, banking and government are not ready for the Year 2000.

OTHER

      The Company will adopt the provisions of Statement 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. Statement 137 defers the effective date for financial statements issued for fiscal years beginning after June 15, 2000.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to certain market risks, which include changes in interest rates. The Company prepared sensitivity analyses to determine the impact of a hypothetical one percentage point increase in interest rates on the Company's consolidated operating results, financial position and cash flows. Based on its sensitivity analyses at September 30, 1999, such a change in interest rates would affect the Company's annual consolidated operating results, financial position and cash flows by approximately $0.9 million. In order to manage the risk associated with its exposure to such interest rate fluctuations, the Company uses derivative financial instruments. In the quarter ended June 30, 1999, the Company entered into an interest rate swap agreement to effectively convert $45.0 million of its floating rate debt to fixed rate debt, thereby significantly reducing its risk related to interest rate fluctuations.

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

      On February 26, 1996, one of the Company's subsidiaries filed a civil suit in the Delaware District Court challenging Section 505 on constitutional grounds. The suit names as defendants The United States of America, The United States Department of Justice, Attorney General Janet Reno and the FCC. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section 505. In granting the TRO, the Delaware District Court found that the Company had demonstrated it was likely to succeed on the merits of its claim that Section 505 is unconstitutional. On November 8, 1996, eight months after the TRO was granted, a three-judge panel in the Delaware District Court denied the Company's request for a preliminary injunction against enforcement of Section 505 and, in so denying, found that the Company was not likely to succeed on the merits of its claim. The Company appealed the Delaware District Court's decision to the Supreme Court and enforcement of Section 505 was stayed pending that appeal. On March 24, 1997, without opinion, the Supreme Court summarily affirmed the Delaware District Court's denial of the Company's request for a preliminary injunction. Enforcement of Section 505 commenced May 18, 1997. On July 22, 1997, the Company filed a motion for summary judgment on the ground that Section 505 is unconstitutionally vague based on a Supreme Court decision on June 26, 1997 that certain provisions of the Telecommunications Act regulating speech on the Internet were invalid for numerous reasons, including vagueness. On October 31, 1997, the Delaware District Court denied the motion on the grounds that further discovery in the case was necessary to assist it in resolving the issues posed in the motion.

      The Company's full case on the merits was heard by the Delaware District Court in March 1998. On December 28, 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants have appealed this judgment and the Supreme Court will hear the appeal on November 30, 1999. Management believes that the effect of Section 505 on the Company's financial performance is likely to continue until the case is finally decided.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number                                    Description
------                                    -----------

#10.1 Operating Agreement for Playboy TV International, LLC dated as of August 31, 1999 between Playboy Entertainment Group, Inc. and Victoria Springs Investments Ltd.

#10.2 Program Supply Agreement dated as of August 31, 1999 between Playboy Entertainment Group, Inc., Playboy TV International LLC and PTV U.S., LLC

#10.3 Trademark License Agreement dated as of August 31, 1999 between Playboy Enterprises International, Inc. and Playboy TV International, LLC

 10.4 Playboy Magazine Distribution Agreement dated as of July 2, 1999 between Playboy Enterprises, Inc. and Warner Publisher Services, Inc.

 10.5 Waiver dated as of November 3, 1999 to the Credit Agreement dated as of February 26, 1999, among Playboy Enterprises, Inc., PEI Holdings, Inc., the Lenders named in the Credit Agreement, and Credit Suisse First Boston, as Administrative Agent, as Collateral Agent and as Issuing Bank

   27       Financial Data Schedule

---------
# Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PLAYBOY ENTERPRISES, INC.
                                         ---------------------------------------
                                                 (Registrant)


Date November 12, 1999                   By /s/ Linda Havard
     --------------------                   ------------------------------------
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