Form 10-K
period 1999-12-31
PLAYBOY ENTERPRISES INC
filed 2000-03-30
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
 x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
                                       OR
      TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
EXCHANGE  ACT OF 1934 For the  transition  period  from  ...................  to
 .................... Commission file number 1-6813

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

Registrant's telephone number, including area code: (312) 751-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
       Title of each class                                 on which registered
-----------------------------------------------          -----------------------
Class A Common Stock, par value $0.01 per share . . . . .New York Stock Exchange
                                                         Pacific Exchange
Class B Common Stock, par value $0.01 per share . . . . .New York Stock Exchange
                                                         Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of Class A Common Stock, par value $0.01 per share, held by nonaffiliates (based upon the closing sale price on the New York Stock Exchange) on February 29, 2000 was $25,506,332. The aggregate market value of Class B Common Stock, par value $0.01 per share, held by nonaffiliates (based upon the closing sale price on the New York Stock Exchange) on February 29, 2000 was $287,581,047.

  As of February 29, 2000, there were 4,859,102 shares of Class A Common Stock, par value $0.01 per share, and 19,354,905 shares of Class B Common Stock, par value $0.01 per share, outstanding.


DOCUMENTS INCORPORATED BY REFERENCE
Documents                                          Form 10-K Reference
-------------------------------------------------- -----------------------------
Notice of Annual Meeting of Stockholders and Proxy Part III, Items 10-13, to the
Statement (to be filed) relating to the Annual     extent described therein
Meeting of Stockholders to be held in May 2000

                            PLAYBOY ENTERPRISES, INC.
                          1999 FORM 10-K ANNUAL REPORT




                                TABLE OF CONTENTS

                                                                           Page
                                     PART I

Item 1.   Business........................................................... 3
Item 2.   Properties.........................................................13
Item 3.   Legal Proceedings..................................................14
Item 4.   Submission of Matters to a Vote of Security Holders................14

                                     PART II

Item 5.   Market for Registrant's Common Stock and
          Related Stockholder Matters........................................15
Item 6.   Selected Financial Data............................................15
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........27
Item 8.   Financial Statements and Supplementary Data........................28
Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure................................53

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................53
Item 11.  Executive Compensation.............................................53
Item 12.  Security Ownership of Certain Beneficial Owners and Management.....53
Item 13.  Certain Relationships and Related Transactions.....................53

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K................................................53

                                     PART I

Item 1. Business

       The term "Company" means Playboy Enterprises, Inc., together with its subsidiaries and predecessors, unless the context otherwise requires. The Company was organized in 1953 to publish Playboy magazine. Shortly after its inception, the Company expanded its operations by engaging in entertainment businesses that are related to the content and style of Playboy magazine, and licensing its trademarks for use on various consumer products and services. Today it also operates a direct marketing business.

       The Company's businesses are classified into the following reportable segments: Publishing, Entertainment, Product Marketing, Catalog, Casino Gaming and Playboy Online. Net revenues, income from continuing operations before income taxes and cumulative effect of change in accounting principle, EBITDA, depreciation and amortization and identifiable assets of each reportable segment are set forth in Note (W) Segment Information of Notes to Consolidated Financial Statements.

       The Company's trademarks are vital to the success and future growth of all of the Company's businesses. The trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, Playmate, Rabbit Head Design, Spice, Sarah Coventry, Critics' Choice Video, Collectors' Choice Music and numerous domain names related to its online business.

       In November 1997, the Board of Directors of the Company (the "Board") approved a change in the Company's fiscal year end from June 30 to December 31, which better aligns the Company's businesses with its customers and partners who also operate and plan on a calendar-year basis. This change resulted in a six-month transition period from July 1, 1997 through December 31, 1997 (the "transition period"). The fiscal year ended December 31, 1998 represents the first full calendar year subsequent to this change.

PUBLISHING GROUP

       The Company's Publishing Group operations include the publication of Playboy magazine, other domestic publishing businesses and the licensing of international editions of Playboy magazine.

Playboy Magazine

       Founded by Hugh M. Hefner in 1953, Playboy magazine is the best-selling men's monthly magazine in the world. Worldwide monthly circulation, which includes international editions, is approximately 4.7 million copies. Approximately 3.2 million copies of the U.S. edition are sold monthly. According to Fall 1999 data published by Mediamark Research, Inc. ("MRI"), the U.S. edition of Playboy magazine is read by approximately one in every seven men in the United States aged 18 to 34.

       Playboy magazine is a general-interest magazine for men offering a variety of features. It has gained a loyal customer base and a reputation for excellence by providing quality entertainment and informative articles on celebrities, current issues and trends. Each issue of Playboy magazine includes an in-depth, candid interview with a well-known, thought-provoking personality. Over the magazine's 46-year history, exclusive interviews have included prominent public figures (such as Martin Luther King, Jr., Jimmy Carter, Fidel Castro, Mike Wallace, Rush Limbaugh and James Carville), business leaders (such as Bill Gates, David Geffen, Tommy Hilfiger and Ted Turner), entertainers (such as Steve Martin, Jerry Seinfeld, David Letterman, Jay Leno, Mel Gibson, Bruce Willis and John Travolta), authors (such as Salman Rushdie, Anne Rice, Ray Bradbury, Alex Haley and James Michener) and sports figures (such as Michael Jordan, Muhammad Ali and Brett Favre). The magazine also regularly publishes the works of leading journalists, authors and other prominent individuals. For example, Playboy magazine has published fiction by Scott Turow, Jay McInerney, John Updike and Margaret Atwood, articles by Michael Crichton, Bill Maher and William F. Buckley, and book adaptations by Tony Horwitz (Middle East correspondent for The Wall Street Journal) and Pulitzer Prize winning author William Kennedy. It has long been known for its graphic excellence and features and publishes the work of top artists and photographers. Playboy magazine also features lifestyle articles on consumer products, fashion, automobiles and consumer electronics and covers the worlds of sports and entertainment. It is also renowned for its pictorials of beautiful women and frequently features celebrities on its cover and in exclusive pictorials (among them Farrah Fawcett, Pamela Anderson, Elle Macpherson, Jenny McCarthy, Cindy Crawford, Sharon Stone, Madonna and Katarina Witt).

       The net circulation revenues of the U.S. edition of Playboy magazine for fiscal years 1999 and 1998, the transition period and fiscal year 1997 were $73.9 million, $75.4 million, $37.2 million and $74.9 million, respectively. Net circulation revenues are gross revenues less provisions for newsstand returns and unpaid subscriptions, and commissions. Circulation revenue comparisons may be materially impacted with respect to any period which includes one or more issues of unusually high public interest.

       According to the Audit Bureau of Circulations ("ABC"), an independent audit agency, with a circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) of 3.15 million at December 31, 1999, Playboy magazine was the 12th highest-ranking U.S consumer publication. Playboy magazine's rate base at December 31, 1999 was larger than each of Newsweek and Cosmopolitan, and also greater than the combined rate bases of Rolling Stone, Esquire and GQ, which have substantial adult male audiences.

       Playboy magazine has historically generated over two-thirds of its revenues from subscription and newsstand circulation, with the remainder primarily from advertising. Subscription copies are generally 80% of total copies sold. The Company believes that managing Playboy's circulation to be primarily subscription driven, like most major magazines, provides a stable and desirable circulation base, which is also attractive to advertisers. According to the MRI data previously mentioned, the median age of male Playboy readers is 32, with a median annual household income of approximately $43,000. The Company also derives meaningful income from the rental of Playboy magazine's subscriber list, which consists of the subscriber's name, address and other information maintained by the Company.

       The Company attracts new subscribers to the magazine through its own direct mail advertising campaigns, subscription agent campaigns and the Internet. The Company recognizes revenues from magazine subscriptions over the terms of the subscriptions. Subscription copies of the magazine are delivered through the U.S. Postal Service as second class mail. The Company attempts to contain these costs through presorting and other methods. The Publishing Group was impacted by a general postal rate increase of 4% in January 1999. No postal rate increases are expected in fiscal year 2000.

       Playboy magazine is one of the highest priced magazines in the United States. The basic U.S. newsstand cover price is $4.95 ($5.95 for holiday issues). The Canadian cover price is C$5.95 (C$6.95 for holiday issues). In fiscal year 1999, the Company published two special issues that sold at a premium price, the September 1999 issue featuring Rena Mero, the World Wrestling Federation champion formerly known as Sable, and the January 2000 Collector's edition. There were no newsstand price increases in fiscal year 1999 for copies sold in the United States or Canada, and none are currently planned for fiscal year 2000.

       Distribution of the magazine to newsstands and other retail outlets is accomplished through Warner Publisher Services ("Warner"), a national distributor. Copies of the magazine are shipped in bulk to the wholesalers, which are responsible for local retail distribution. The Company receives a substantial cash advance from Warner at the time each issue goes on sale. The Company recognizes revenues from newsstand sales based on estimated copy sales at the time each issue goes on sale, and adjusts for actual sales upon settlement with Warner. These revenue adjustments are not material on an annual basis. Retailers return unsold copies to the wholesalers who count and then shred the returned magazines and report the returns via affidavit. The Company then settles with Warner based on the number of magazines actually sold. The number of issues sold on newsstands varies from month to month, depending in part on the cover, the pictorials and the editorial features.

       Playboy magazine targets a wide range of advertisers. Advertising by category, as a percent of total ad pages, and the total number of ad pages were as follows:

                          Fiscal Year   Fiscal Year    Six Months   Fiscal Year
                                Ended         Ended         Ended         Ended
                             12/31/99      12/31/98      12/31/97       6/30/97
                             --------      --------      --------       -------

  Tobacco.................         26%           25%           23%           21%
  Retail/Direct mail......         22            23            21            23
  Beer/Wine/Liquor........         21            22            22            24
  Toiletries/Cosmetics....          6             6             4             7
  Home electronics........          5             6             9             4
  All other...............         20            18            21            21
                               ------         -----         -----        ------
    Total.................        100%          100%          100%          100%
                               =======        ======        ======       =======

  Total ad pages..........        640           601           273           558
                               ======         =====         =====        ======

       The Company continues to focus on securing new advertisers from underdeveloped categories. The Company implemented 5% and 7% cost per thousand increases in advertising rates effective with the January 2000 and 1999 issues, respectively.

       The Company publishes the U.S. edition of Playboy magazine in 15 advertising editions: one upper income zip-coded, eight regional, two state and four metro. All contain the same editorial material but provide targeting opportunities for advertisers. The net advertising revenues of the U.S. edition of Playboy magazine for fiscal years 1999 and 1998, the transition period and fiscal year 1997 were $33.9 million, $30.8 million, $13.7 million and $28.4 million, respectively. Net advertising revenues are gross revenues less advertising agency commissions, frequency and cash discounts and rebates. Levels of advertising revenues may be affected by, among other things, general economic activity and governmental regulation of advertising content.

       Many magazines receive a significant portion of their advertising revenues from companies selling tobacco products. Because only approximately 25%-30% of Playboy magazine's revenues are from advertising, the percentage of ad pages from tobacco of approximately 25% is a smaller overall percentage than for others. Nevertheless, significant legislative or regulatory limitations on the ability of those companies to advertise in magazines could materially adversely affect the Company's operating performance. The Company does not believe that it will be impacted by the Food and Drug Administration (the "FDA") regulation announced in August 1996 which prohibits the publication of tobacco advertisements containing drawings, colors or pictures because the regulation does not apply to a magazine which is demonstrated to be an "adult publication." The Company believes that Playboy magazine qualifies as an "adult publication" and that the regulation is not applicable. On April 25, 1997, the Federal District Court for the Middle District of North Carolina ruled that the FDA has no authority anyway under existing law to restrict the advertising and promotion of tobacco products and ordered the FDA not to implement any of the advertising and promotion restrictions contained in the regulation. The government appealed this ruling. On August 14, 1998, a three-judge panel of the Fourth Circuit Court of Appeals (the "Fourth Circuit Court") invalidated the FDA's authority to issue regulations restricting tobacco advertising. The government appealed this decision to the full Fourth Circuit Court, which in November 1998 denied the government's motion for a rehearing. The government appealed to the United States Supreme Court (the "Supreme Court"), which has heard and will decide the appeal.

       Playboy magazine and special editions are printed at Quad/Graphics, Inc., located in Wisconsin, which then ships the product to subscribers and Warner. The actual print run varies each month and is determined with input from Warner. Paper is the principal raw material used in the production of Playboy magazine. The Company uses a variety of types of high-quality coated paper that is purchased from a number of suppliers. The market for paper has historically been cyclical, resulting in volatility in paper prices. Playboy magazine paper prices decreased approximately 8% in fiscal year 1999. The Publishing Group expects an approximate 7% increase in paper prices effective around the July 2000 issue.

       From time to time, Playboy magazine, and certain of its distribution outlets and advertisers, have been the target of certain groups who seek to limit its availability because of its content. In its 46-year history, the Company has never sold a product that has been judged to be obscene or illegal in any U.S. jurisdiction.

       Magazine publishing companies face intense competition for both readers and advertising. Magazines primarily aimed at men are Playboy magazine's principal competitors. In addition, other types of media that carry advertising, such as newspapers, radio, television and Internet sites, compete for advertising revenues with Playboy magazine.

Other Domestic Publishing

       The Publishing Group has also created media extensions, taking advantage of the magazine's reputation for quality and its libraries of art, photography and editorial text. These products include special editions (which were formerly known as newsstand specials) and calendars, which are primarily sold in newsstand outlets and use both original photographs and photographs from the Company's library. The group expects to publish 24 special editions in fiscal year 2000. In fiscal years 1999 and 1998, the transition period and fiscal year 1997, the group published 24, 23, 11 and 22 special editions, respectively. The newsstand cover price for special editions is $6.95.

       The Publishing Group also generates revenues from related businesses, including books. In conjunction with an unaffiliated third party, the Company released Inside the Playboy Mansion late in fiscal year 1998, featuring a private glimpse, in photographs and text, into the innersanctums of the legendary Playboy Mansions in both Chicago and Los Angeles. In conjunction with this same third party, the Company also published The Playmate Book: Five
Decades of Centerfolds in fiscal year 1997, which featured photographs and capsule biographies of 514 Playmates.

International Publishing

       The Company licenses the right to publish 15 international editions of Playboy magazine in the following countries: Brazil, Croatia, the Czech Republic, Germany, Greece, Hungary, Italy, Japan, the Netherlands, Poland, Romania, Russia, Slovakia, Spain and Taiwan. The Company owns a majority interest in the Polish edition of the magazine and as such, its results are consolidated in the Company's financial statements. The Company recently acquired a minority interest in the Romanian edition. Combined average circulation of the international editions is approximately 1.5 million copies monthly.

       Local publishing licensees tailor their international editions by mixing the work of their national writers and artists with editorial and pictorial material from the U.S. edition. The Company monitors the content of the international editions so that they retain the distinctive style, look and quality of the U.S. edition, while meeting the needs of their respective markets. The terms of the license agreements vary, but in general are for terms of three or five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are generally based on both circulation and advertising revenues. In fiscal year 1999, two editions, Brazil and Germany, accounted for approximately 55% of the total licensing revenues from international editions.

ENTERTAINMENT GROUP

       The Company's Entertainment Group operations include the production and marketing of programming through domestic TV networks, international TV and worldwide home video.

       On March 15, 1999, the Company completed its acquisition of Spice Entertainment Companies, Inc. ("Spice"), a leading provider of adult television entertainment. This acquisition provides the Company with a strong foothold in providing adult entertainment to cable operators.

       During the quarter ended September 30, 1999, the Company entered into a joint venture with a wholly-owned subsidiary of the Cisneros Group of Companies. Playboy TV International, LLC ("PTVI") will own, operate and launch all Playboy TV and Spice networks outside of the United States and Canada. The Company currently owns a 19.9% interest in the venture and has entered into program supply and trademark license agreements with PTVI.

Programming

       The Entertainment Group develops, produces and distributes programming for worldwide television and home video markets. Its productions have included feature films, magazine-format shows, dramatic series, documentaries, live events, anthologies of sexy short stories and celebrity and Playmate features. Its programming features stylized eroticism in a variety of entertaining formats for men and women, with an emphasis on programming for couples. It does not contain depictions of explicit sex or scenes that link sexuality with violence, and is consistent with the level of taste and quality established by Playboy magazine. The Company's programming is designed to be adapted easily into a number of formats, enabling the Company to spread its relatively fixed programming costs over multiple product lines. The majority of the programming that airs on the Spice networks is licensed by the Company from third parties.

       The Company invests in Playboy-style, original quality programming to support its expanding businesses. The Company invested $35.3 million, $25.9 million, $14.4 million and $30.7 million in entertainment programming in fiscal years 1999 and 1998, the transition period and fiscal year 1997, respectively. These amounts, which also include expenditures for licensed programming, resulted in the production of 172, 136, 96 and 166 hours of original programming, respectively. At December 31, 1999, the Company's library of primarily exclusive, Playboy-branded original programming totaled approximately 1,500 hours. In fiscal year 2000, the Company expects to invest approximately $38 million in Company-produced and licensed programming, which would result in the production of approximately 210 hours of original programming. These amounts could vary based on the timing of completion of productions.

       The Company has released and continues to sell feature films, which are generally co-produced, in the $1 - $2 million range under the Playboy Films label. The Company is responsible for distributing the films and shares the revenues, less associated costs, with the other party. Playboy Films also air on the domestic Playboy TV network.

       The Company created and markets The Eros Collection, a line of small-budget, non-Playboy-branded movies. These movies are released worldwide through television and home video. The Company currently distributes films under the Eros label domestically through Universal Music & Video Distribution, Inc. ("Uni"), its regular distributor of domestic home video product.

       The Company has produced or co-produced a variety of series which air on the domestic and international Playboy TV networks and are also licensed to distributors internationally. Additionally, some episodes have been released as Playboy Home Video titles and/or have been licensed to other networks, such as Showtime. Some of the series in recent years have included Women: Stories of Passion, Red Shoe Diaries, which was co-produced with Zalman King Entertainment, Inc., and Beverly Hills Bordello.

Domestic TV Networks

       The Company currently operates Playboy and Spice branded domestic TV networks. Playboy TV is offered on cable and through the satellite direct-to-home ("DTH") market on a pay-per-view and monthly subscription basis. The Spice networks are offered on cable on a pay-per-view basis. By June 1999, the majority of households from AdulTVision, the Company's former flanker network, had been merged into the Spice networks. The Company also recognizes royalty revenues from the license of Playboy TV and Spice programming to other pay networks.

       Pay-per-view programming can be delivered through any number of delivery methods, including: (a) cable television; (b) DTH to households with large satellite dishes receiving a C-band low power analog or digital signal ("TVRO") or with small dishes receiving a Ku-band medium or high power digital signal, such as those currently offered by DirecTV, PrimeStar and EchoStar ("DBS"); (c) wireless cable systems; and (d) new technologies such as cable modem and the Internet.

       The following table illustrates certain information regarding cable households in general, and Playboy TV and Spice (in thousands):

                                                          Dec. 31,   Dec. 31,
                                                            1999       1998

Total households
   Cable (a)............................................    67,100     65,900
   Cable analog addressable (a) (b).....................    28,500     29,800
   Cable digital (a)....................................     4,700      1,500

Playboy TV households
   Cable analog addressable (b) (c).....................    11,700     11,700
   Cable digital (c)....................................     1,300        200

Spice households
   Cable analog addressable (b) (c).....................    13,600          -
   Cable digital (c)....................................     2,800          -

(a) Source: Information reported by Paul Kagan Associates, Inc. ("Kagan"). Kagan projects approximately 1% and 69% average annual increases in cable and cable digital households, respectively, and an average annual decrease of approximately 9% in cable analog addressable households through December 31, 2002.
(b) Represents the approximate number of cable analog addressable households to which pay-per-view was available as of the end of the period.
(c) Currently there is an overlap of cable analog addressable and digital households due to some cable operators offering both analog and digital platforms to the same households.

       Most cable service in the United States is distributed through large multiple system operators ("MSOs") and their affiliated cable systems ("cable affiliates"). Once arrangements are made with an MSO, the Company is able to negotiate channel space for its networks with their cable affiliates. Individual cable affiliates determine the retail price of the pay-per-view service and prices currently approximate $6.50 and $7.30 for a block of analog and digital Playboy TV programming, respectively, and approximate $6.60 and $7.10 for a block of analog and digital Spice programming, respectively. Individual cable affiliates also determine the retail price of the monthly subscription service, where prices average approximately $8.65 for Playboy TV, largely dependent on the number of premium services to which a household subscribes.

       In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act of 1996 (the "Telecommunications Act"), which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 of the Telecommunications Act ("Section 505") commenced May 18, 1997. The Company's full case on the merits was heard by the United States District Court in Wilmington, Delaware (the "Delaware District Court") in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants appealed this judgment and the Supreme Court heard the appeal on November 30, 1999. Management believes that the effect of
Section 505 on the Company's financial performance is likely to continue until the case is finally decided. See Part I. Item 3. "Legal Proceedings."

       Additionally, from time to time, certain groups have sought to exclude the Company's programming from local pay television distribution because of the adult-oriented content of the programming. Management does not believe that any such attempts will materially affect the Company's access to cable systems, but the nature and impact of any such limitations in the future cannot be determined.

       Growth in the pay-per-view market is expected to result in part from cable system upgrades, utilizing digital compression, fiber optics or other bandwidth expansion methods that provide cable operators additional channel capacity. In recent years, cable operators have begun the shift from analog to digital technology in order to upgrade their cable systems and to counteract competition from DTH operators. Digital cable television has several advantages over analog cable television, including more channels, better audio and video quality and advanced set-top boxes that are addressable, provide a secure fully scrambled signal and have integrated program guides and advanced ordering technology. As digital technology, which is not impacted by Section 505, becomes more available, the Company believes that ultimately its pay television networks will be available to the majority of cable households on a 24-hour basis.

       In addition to cable, the Company provides Playboy TV via encrypted signal, on both a pay-per-view and monthly subscription basis, to home satellite dish viewers. In recent years, Playboy TV has added a significant number of viewers through the DBS market, which is not impacted by Section 505. The growth in the DBS market has provided the Company with an expanded customer base via a digital transmission which has historically produced higher buy rates than analog cable markets. DBS operators determine the retail price of the pay-per-view service and U.S. prices average approximately $6.00 - $8.00 for a block of Playboy TV programming.

       Playboy TV was available to approximately 12.4 million and 9.8 million DTH households at December 31, 1999 and 1998, respectively. Playboy TV is the only adult service to be available on all five DBS services in the United States and Canada. It is currently available on DirecTV, PrimeStar and EchoStar in the United States and ExpressVu and Star Choice in Canada. In April 1999, PrimeStar was acquired by Hughes Electronics Corporation, which owns DirecTV. As a result, there has been a significant decline in the number of PrimeStar subscribers as they continue to be transitioned primarily to DirecTV or other DBS and cable services.

       Competition  among television  programming  providers is intense for both channel  space and viewer  spending.  The Company  competes in the cable and DTH markets primarily on the basis of its Playboy and Spice brand names and Playboy's unique quality programming. Its competition varies in the type and quality of programming offered, but consists primarily of other premium pay services, such as general interest movie channels like HBO, and other adult pay services, which typically provide more sexually explicit programming. The Company competes with these other services as it (a) attempts to obtain or renew carriage with individual cable affiliates and DTH operators, (b) negotiates fee arrangements with these operators and (c) markets its programming to consumers. Over the past several years, the Company has been adversely impacted by all of these factors. While there can be no assurance that the Company will be able to maintain its current cable and DTH carriage or fee structures in the face of this competition, the Company believes that strong Playboy and Spice brand recognition, the quality of its programming and its resulting ability to appeal more effectively to a broader range of adult audiences are critical factors which will continue to differentiate the Company's networks from its competitors.

       The programming of the Company's networks is delivered to cable and DTH operators through communications satellite transponders. The Company's current transponder leases contain protections typical in the industry against transponder failure, including access to spare transponders, and conditions under which the Company's access may be denied. The Company believes that the transponder for Playboy TV will continue to be available to it through the end of the expected life of the satellite (currently estimated to be 2004). The Company's current lease term for Playboy TV expires October 30, 2001 and can be renewed for an additional three years. The Company's current lease term for the Spice networks' transponder extends through the remainder of the satellite's life (currently estimated to be 2011). Major limitations on the Company's access to cable or DTH systems or satellite transponder capacity could materially adversely affect the Company's operating performance. There have been no instances in which the Company has been denied access to the transponders it leases.

International TV

       During the quarter ended September 30, 1999, the Company entered into a joint venture with a wholly-owned subsidiary of the Cisneros Group of Companies. PTVI has the exclusive right to create and launch new television networks under the Playboy and Spice brands in territories outside of the United States and Canada and, under certain circumstances, to license programming to third parties. PTVI will also own and operate all existing international Playboy TV and Spice networks. In addition, the Company and PTVI have entered into program supply and trademark license agreements. Currently, the Company has a 19.9% interest in PTVI with an option to increase up to 50% for a certain period of time.

       Under the arrangements with PTVI, the Company will receive $100.0 million, $30.0 million of which was received during fiscal year 1999, with the remainder to be received over the next five years. PTVI also has a long-term commitment with the Company to license international television rights to each year's production output, with payments representing a percentage of the Company's annual production spending.

       Prior to the formation of the PTVI joint venture, the Company sold its television programming internationally either on a tier or program-by-program basis to foreign broadcasters and pay television services or, in the United Kingdom, Japan, Iberia and approximately 45 Latin America countries and territories, through a local Playboy TV network in which the Company owned an equity interest and from which it received fees for programming and the use of the Playboy brand name.

Worldwide Home Video

       The Company also distributes its original programming domestically via videocassettes, laserdiscs and DVDs which are sold in video and music stores and other retail outlets and through the Internet and direct mail, including the Company's own sites and catalogs. Playboy Home Video is one of the largest-selling brands of nontheatrically released, special-interest videos in the United States, and has consistently been named one of Billboard magazine's "Top Video Sales Labels." The Playboy Home Video format is consistent with the style, quality and focus of Playboy magazine. The Company also releases home video titles under its Eros Collection label.

       The Company plans to release 19 Playboy Home Video titles in fiscal year 2000. In fiscal year 1999, the Company released 16 new titles, 13 of which entered the top 20 on Billboard magazine's weekly Top Video Sales Chart. The Company released 16, 8 and 14 new titles in fiscal year 1998, the transition period and fiscal year 1997, respectively.

       The Company's home video products are distributed in the United States and Canada by Uni. For new release titles, the Company is responsible for manufacturing the video product and for certain marketing and sales functions. Uni receives a distribution fee on sales of these new releases and remits a net amount to the Company. The Company and Uni have a different distribution agreement related to backlist titles (titles in release for longer than a year) that shifts manufacturing and marketing responsibilities to Uni. The Company receives annual guarantees for the backlist titles, and monies earned on these titles are offset against the guarantee.

       In addition to retail sales, the Company also sells its videos through direct-marketing channels, including Playboy magazine, direct commerce and the Company's and other e-commerce sites. The Company also distributes its video programming via laserdiscs and the DVD format, through agreements with Image Entertainment, Inc. The Company released over 50 DVD titles in fiscal year 1999.

       The Company also distributes, through separate distribution agreements, its U.S. home video products to countries in North and South America, Europe, Australia, Asia and Africa. These products are based on the videos produced for the U.S. market, with the licensee dubbing or subtitling into the local language where necessary.

PRODUCT MARKETING GROUP

       The Product Marketing Group licenses the Playboy name, Rabbit Head Design and other trademarks and artwork owned by the Company for the worldwide manufacture, sale and distribution of a variety of consumer products.

       The Product Marketing Group works with licensees to develop, market and distribute high-quality, Playboy branded merchandise. The Company's licensed product lines include men's and women's clothing, accessories, cigars, watches, jewelry, fragrances, small leather goods, stationery, eyewear and home fashions. The group also licenses art-related products based on the Company's extensive collection of artwork, many of which were commissioned as illustrations for Playboy magazine and for use in the Company's other businesses. Additionally, the Company owns all of the trademarks and service marks of Sarah Coventry, Inc., which it licenses through mass market distribution leaders. Products are marketed primarily through retail outlets, including department and specialty stores.

       The Company maintains control of the design and quality specifications of its licensed products to ensure that products are consistent with the quality of the Playboy image. To project a consistent image for Playboy-branded products throughout the world, a global advertising campaign and brand strategy was created to integrate all of the marketing efforts of the product licensees and to control the brand more effectively. The Company continues to make investments in brand marketing and product design to further promote a cohesive brand image.

       In general, royalties are based on a fixed or variable percentage of the licensee's total net sales, in many cases against a guaranteed minimum. During fiscal year 1999, approximately 65% of the group's royalties earned from licensing the Company's trademarks were derived from international licensees.

       While the Company's branded products are unique, the marketing of apparel, jewelry and cigars is an intensely competitive business that is extremely sensitive to economic conditions, shifts in consumer buying habits or fashion trends, as well as changes in the retail sales environment.

CATALOG GROUP

       The Company's Catalog Group operations have included the direct marketing of products through the Critics' Choice Video catalog; the Collectors' Choice Music catalog; the Playboy catalog; and the Spice catalog. Effective October 1, 1999, the Playboy and Spice catalogs have been integrated as direct commerce businesses with the Company's branded e-commerce business within the Playboy Online Group.

       The Critics' Choice Video catalog, one of the largest-circulation catalogs of classic, popular and hard-to-find movies from all of the major film studios, is published quarterly.

       The Collectors' Choice Music catalog contains titles from all music genres on CDs and cassettes and is a leading music catalog of imports and hard-to-find reissues. The Collectors' Choice Music catalog is published three times annually.

       The Playboy catalog included Playboy-branded fashions, cigars and gifts, Playboy Home Video titles, Playboy collectibles, such as calendars, back issues of Playboy magazine and special editions, and CD-ROM products. The Playboy catalog had historically been published three times annually.

       The Spice catalog offered videos in the late night category, sexy lingerie and sensuous life products.

       The catalog business is subject to competition from other catalogs, e-commerce sites and retail outlets selling similar merchandise. The resulting price competition was a major factor in the Company's decision to transition the Playboy and Spice print catalogs into direct commerce promotion to support e-commerce, while working to identify strategic purchasers for the Critics' Choice Video and Collectors' Choice Music catalogs.

       Paper is the principal raw material used in publishing the Company's catalogs. The market for paper has historically been cyclical, resulting in volatility in paper prices. The Catalog Group was impacted by a general postal rate increase in January 1999. No postal rate increases are expected in fiscal year 2000. In response to changes in paper and postage prices, the Company continues to evaluate different grades of paper and review circulation plans to operate the business most cost-effectively.

       The Catalog Group operates out of a leased facility that features an automated inventory management system and houses the majority of its operations.

CASINO GAMING GROUP

         The Company decided to reenter the casino gaming business to further leverage its brand image. The Company expects to complete deals that will obtain licensing and/or management fees for gaming-anchored establishments, and will consider making minority investments.

PLAYBOY ONLINE GROUP

       The Playboy Online Group is dedicated to the lifestyle and entertainment interests of young men around the world. It is uniquely positioned to capitalize on the Playboy brand, which is one of the most recognized in the world, to provide a compelling online entertainment experience. The group's online destinations combine Playboy's distinct attitude with extensive and original content, a large community of loyal users and a wealth of e-commerce offerings. The group's sites provide the Company with multiple revenue streams, including advertising and sponsorships, e-commerce and fees for subscription services and pay-per-view events.

       The Playboy.com site offers original content focusing on areas of interest to its target audience, including digital culture, love & sex, pop culture, campus life, travel and nightlife, gaming, sports, Playboy Playmates and celebrities. The site also offers pay-per-view events such as lingerie fashion shows, Mardi Gras and parties at the Playboy Mansion. The Company also offers a members-only Playboy Cyber Club, which is a subscription-based site offering services such as VIP access to over 45,000 photos, every interview from Playboy magazine, individual home pages for Playboy Playmates, live Playmate chats, video clips and free access to some pay-per-view specials. As of December 31, 1999, the Playboy Cyber Club had approximately 40,000 subscribers.

       The group's e-commerce offerings include the Playboy Store, which is the primary destination for purchasing over 2,700 different Playboy-branded fashions, videos, jewelry and collectibles. The Playboy Marketplace allows top notch companies to sell products such as movies, CDs, books, software, games, cigars, wine, consumer electronics and travel packages to the very desirable Playboy demographic. These companies include Amazon.com, CNET, Gourmet Market, Sharper Image and College Club. CCMusic, an online version of the Collectors' Choice Music catalog, offers approximately 250,000 selections in every musical genre, including exclusive releases and titles not found on any other site. CCVideo, an online version of the Critics' Choice Video catalog, offers a database of approximately 46,000 videos, with approximately 23,000 in stock for immediate shipment, including many not easily found in local retail outlets or other Internet sites. In addition, in December 1999, Playboy Auctions was
 launched  in  order  to   capitalize   on  the  thriving   market  for  Playboy
 collectibles.

       A separately branded online adult entertainment site is located at Cyberspice.com. Capitalizing on the Company's acquisition of Spice, the site offers over 3,100 items in the Spice Store, including adult videos, lingerie and sensual products.

       Effective October 1, 1999, the Playboy and Spice catalogs have been integrated as direct commerce within the Playboy Online Group's e-commerce business.

       For the month of December 1999, the sites generated approximately 113 million page views and over 16 million visits, as audited by ABC Interactive. The group's sites also generate significant international traffic. In December 1999, approximately 25% of the sites' traffic originated outside of the United States.

       In January 2000, Playboy.com, Inc., a component of the Playboy Online Group, filed a registration statement for a planned sale of a minority of its equity in an Initial Public Offering ("IPO").

SEASONALITY

       The Company's businesses are generally not seasonal in nature. Revenues and operating results for the quarters ending December 31, however, are typically impacted by higher newsstand cover prices of holiday issues. These higher prices, coupled with typically higher sales of subscriptions of Playboy magazine during those quarters, also results in an increase in accounts receivable. E-commerce revenues and operating results are typically impacted by the year-end holiday buying season and decreased traffic during the summer months.

PROMOTIONAL AND OTHER ACTIVITIES

       The Company believes that its sales of products and services are enhanced by the public recognition of Playboy as a lifestyle. In order to establish public recognition, the Company, among other activities, acquired in 1971 a mansion in Holmby Hills, California (the "Mansion"), where the Company's founder, Hugh M. Hefner, lives. The Mansion is used for various corporate activities, including serving as a valuable location for video production and magazine photography, business meetings, enhancing the Company's image, charitable functions and a wide variety of promotional and marketing purposes. The Mansion generates substantial publicity and recognition which increase public awareness of the Company and its products and services. As indicated in
Part III. Item 13. "Certain Relationships and Related Transactions," Mr. Hefner pays rent to the Company for that portion of the Mansion used exclusively for his and his personal guests' residence as well as the value of meals and other benefits received by him and his personal guests. The Mansion is included in the Company's financial statements as of December 31, 1999 at a cost, including all improvements and after accumulated depreciation, of approximately $2,285,000. The operating expenses of the Mansion, including depreciation, taxes and security charges, net of rent received from Mr. Hefner, were approximately $4,395,000, $4,285,000, $1,615,000 and $3,635,000 for fiscal years 1999 and
1998, the transition period and fiscal year 1997, respectively.

       The Company has produced the Playboy Jazz Festival (the "Festival") on an annual basis in Los Angeles at the Hollywood Bowl since June 1979. In conjunction with the Festival, the Company continued its community events program by sponsoring free concerts.

       Through the Playboy Foundation, the Company supports not-for-profit organizations and projects concerned with issues historically of importance to Playboy magazine and its readers, including anti-censorship efforts, civil rights, AIDS education, prevention and research, and reproductive freedom. The Playboy Foundation provides financial support to many organizations and also donates public service advertising space in Playboy magazine and in-kind printing and design services.

       In order to protect the success and potential future growth of the Company's businesses, the Company actively defends its trademarks throughout the world and monitors the marketplace for counterfeit products. Consequently, it initiates legal proceedings from time to time to prevent unauthorized use of the trademarks.

EMPLOYEES

       At February 29, 2000, the Company employed 792 full-time employees compared to 773 at February 28, 1999. No employees are represented by collective bargaining agreements. The Company believes it maintains a satisfactory relationship with its employees.

Item 2. Properties

Location                       Approximate Size           Primary Use
--------------------------   --------------------   ----------------------------
                             Office Space Leased:

680 North Lake Shore Drive     130,000 sq. feet     This  space  serves  as  the
Chicago, Illinois                                   Company's          corporate
                                                    This  space  serves  as  the
                                                    Company's          corporate
                                                    headquarters, and is used by
                                                    all   of    the    Company's
                                                    operating groups,  primarily
                                                    Publishing    and    Playboy
                                                    Online,  and  for  executive
                                                    and           administrative
                                                    personnel.

730 Fifth Avenue               60,000 sq. feet      This  space  serves  as  the
New York, New York                                  Company's  Publishing  Group
                                                    headquarters,  and a limited
                                                    amount of this space is used
                                                    by    the     Entertainment,
                                                    Product     Marketing    and
                                                    Playboy  Online  Groups,  as
                                                    well   as   executive    and
                                                    administrative
                                                    personnel.

9242 Beverly Boulevard         45,000 sq. feet      This  space  serves  as  the
Los Angeles, California                             Company's      Entertainment
                                                    Group  headquarters,  and  a
                                                    limited amount of this space
                                                    is  used  by the  Publishing
                                                    Group,  as well as executive
                                                    and           administrative
                                                    personnel.


5055 Wilshire Boulevard        20,000 sq. feet      This space is primarily used
Los Angeles, California                             by       the       Company's
                                                    Entertainment    Group   for
                                                    general  business  and  film
                                                    editing.

                             Operations Facilities Leased:

Itasca, Illinois               105,000 sq. feet     This   warehouse    facility
                                                    space   is   used   by   the
                                                    Company's  Catalog  Group to
                                                    provide direct marketing and
                                                    e-commerce order fulfillment
                                                    and related  activities.  It
                                                    also houses a portion of the
                                                    Company's  data   processing
                                                    operations  and  serves as a
                                                    storage   facility  for  the
                                                    entire Company.

Santa Monica, California       10,000 sq. feet      This  space  is  used by the
                                                    Company's  Publishing  Group
                                                    as a photography studio

Los Angeles, California        10,000 sq. feet      This  space  is  used by the
                                                    Company's      Entertainment
                                                    Group  as a  motion  picture
                                                    production facility.

                             Mansion Owned:

Holmby Hills, California       5 1/2acres           The   Mansion  is  used  for
                                                    various          activities,
                                                    including   serving   as   a
                                                    valuable  location for video
                                                    production    and   magazine
                                                    photography,        business
                                                    meetings,    enhancing   the
                                                    Company's image,  charitable
                                                    functions and a wide variety
                                                    of promotional and marketing
                                                    activities.

The Company considers its properties adequate for its present needs.

Item 3. Legal Proceedings

       The Company is from time to time a defendant in suits for defamation and violation of rights of privacy, many of which allege substantial or unspecified damages, which are vigorously defended by the Company. The Company is currently engaged in other litigation, most of which is generally incidental to the normal conduct of its business. Management believes that its reserves are adequate and that no such action will have a material adverse impact on the Company's financial condition. There can be no assurance, however, that the Company's ultimate liability will not exceed its reserves. See Note (R) Contingencies of Notes to Consolidated Financial Statements.

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

       On February 26, 1996, one of the Company's subsidiaries filed a civil suit in the Delaware District Court challenging Section 505 on constitutional grounds. The suit names as defendants The United States of America, The United States Department of Justice, Attorney General Janet Reno and the Federal Communications Commission. On March 7, 1996, the Company was granted a Temporary Restraining Order ("TRO") staying the implementation and enforcement of Section
505. In granting the TRO, the Delaware District Court found that the Company had demonstrated it was likely to succeed on the merits of its claim that Section 505 is unconstitutional. On November 8, 1996, eight months after the TRO was granted, a three-judge panel in the Delaware District Court denied the Company's request for a preliminary injunction against enforcement of Section 505 and, in so denying, found that the Company was not likely to succeed on the merits of its claim. The Company appealed the Delaware District Court's decision to the Supreme Court and enforcement of Section 505 was stayed pending that appeal. On March 24, 1997, without opinion, the Supreme Court summarily affirmed the Delaware District Court's denial of the Company's request for a preliminary injunction. Enforcement of Section 505 commenced May 18, 1997. On July 22, 1997, the Company filed a motion for summary judgment on the ground that Section 505 is unconstitutionally vague based on a Supreme Court decision on June 26, 1997 that certain provisions of the Telecommunications Act regulating speech on the Internet were invalid for numerous reasons, including vagueness. On October 31, 1997, the Delaware District Court denied the motion on the grounds that further discovery in the case was necessary to assist it in resolving the issues posed in the motion.

       The Company's full case on the merits was heard by the Delaware District Court in March 1998. On December 28, 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants appealed this judgment and the Supreme Court heard the appeal on November 30, 1999. Management believes that the effect of Section 505 on the Company's financial performance is likely to continue until the case is finally decided.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

       There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

       The stock price information, as reported in the New York Stock Exchange Composite Listing, is set forth in Note (Y) Quarterly Results of Operations (Unaudited) of Notes to Consolidated Financial Statements. The registrant's securities are traded on the exchanges listed on the cover page of this Form 10-K Annual Report. As of February 29, 2000, there were 8,072 and 9,069 holders of Class A common stock and Class B common stock, respectively. There were no cash dividends declared during fiscal years 1999 and 1998. The Company's credit agreement prohibits the payment of cash dividends.

Item 6. Selected Financial and Operating Data (1)

                                                          Fiscal Year    Fiscal Year     Six Months     Fiscal Year
                                                                Ended          Ended          Ended           Ended
(in thousands)                                               12/31/99       12/31/98       12/31/97         6/30/97
-------------------------------------------------------------------------------------------------------------------
Net Revenues
Publishing
   Playboy magazine
     Subscription                                          $   51,035      $  53,012      $  25,808      $   52,892
     Newsstand                                                 22,863         22,424         11,345          21,972
     Advertising                                               33,899         30,761         13,718          28,414
     Other                                                         58            604             19              40
-------------------------------------------------------------------------------------------------------------------
   Total Playboy magazine                                     107,855        106,801         50,890         103,318
   Other domestic publishing                                   18,092         18,285         10,057          20,455
   International publishing                                    11,115         10,981          5,305           9,951
-------------------------------------------------------------------------------------------------------------------
   Total Publishing                                           137,062        136,067         66,252         133,724
-------------------------------------------------------------------------------------------------------------------
Entertainment
   Domestic TV networks                                        74,014         63,035         27,243          51,769
   International TV                                            37,966         12,828          4,253           9,108
   Worldwide home video                                        10,534         12,922          3,722          11,625
   Movies and other                                             3,269          2,264          2,138           2,214
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                        125,783         91,049         37,356          74,716
-------------------------------------------------------------------------------------------------------------------
Product Marketing                                               5,545          7,081          4,199           7,968
-------------------------------------------------------------------------------------------------------------------
Catalog                                                        60,335         74,393         39,340          75,391
-------------------------------------------------------------------------------------------------------------------
Casino Gaming                                                     900              -              -               -
-------------------------------------------------------------------------------------------------------------------
Playboy Online                                                 16,104          7,098          2,317           2,838
-------------------------------------------------------------------------------------------------------------------
Corporate Marketing                                             2,088          1,930             77           1,986
-------------------------------------------------------------------------------------------------------------------
Total net revenues                                         $  347,817      $ 317,618      $ 149,541      $  296,623
===================================================================================================================
Operating Income
Publishing                                                 $    5,977      $   6,672      $   4,022      $    8,750
-------------------------------------------------------------------------------------------------------------------
Entertainment
   Before programming expense                                  78,716         52,575         19,144          39,609
   Programming expense                                       (34,341)        (26,410)       (11,153)        (21,355)
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                         44,375         26,165          7,991          18,254
-------------------------------------------------------------------------------------------------------------------
Product Marketing                                                 434            365          1,614           3,512
-------------------------------------------------------------------------------------------------------------------
Catalog                                                           256          4,100          1,835           4,630
-------------------------------------------------------------------------------------------------------------------
Casino Gaming                                                   (521)         (1,108)          (541)              -
-------------------------------------------------------------------------------------------------------------------
Playboy Online                                                (9,066)         (6,528)          (943)          (113)
------------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                       (27,476)        (24,698)        (9,519)        (19,288)
-------------------------------------------------------------------------------------------------------------------
Total segment profitability                                   13,979           4,968          4,459          15,745
Restructuring expenses                                       (1,091)               -              -               -
-------------------------------------------------------------------------------------------------------------------
Operating income                                          $   12,888       $   4,968      $   4,459       $  15,745
===================================================================================================================

Selected Financial and Operating Data (1) (continued)
(in thousands, except per share amounts,
  number of employees and ad pages)
                                                               Fiscal      Fiscal         Six      Fiscal      Fiscal       Fiscal
                                                                 Year        Year      Months        Year        Year         Year
                                                                Ended       Ended       Ended       Ended       Ended        Ended
                                                             12/31/99    12/31/98    12/31/97     6/30/97      6/30/96     6/30/95
                                                             ---------   ---------   ---------   ---------    ---------   ---------
Selected Financial Data
Net revenues                                                 $ 347,817   $ 317,618   $ 149,541   $ 296,623    $ 276,587   $ 247,249
Interest expense, net                                           (6,179)     (1,424)       (239)       (354)        (592)       (569)
Income (loss) from continuing operations before
 cumulative effect of change in accounting principle            (5,568)      4,320       2,142      21,394       4,252          629
Net income (loss)                                               (5,335)      4,320       1,065      21,394       4,252          629

Basic income (loss) per common share
       Income (loss) from continuing operations before
        cumulative effect of change in accounting principle      (0.24)       0.21        0.10        1.05        0.21         0.03
       Net income (loss)                                         (0.23)       0.21        0.05        1.05        0.21         0.03

Diluted income (loss) per common share
       Income (loss) from continuing operations before
        cumulative effect of change in accounting principle      (0.24)       0.21        0.10        1.03        0.21         0.03
       Net income (loss)                                         (0.23)       0.21        0.05        1.03        0.21         0.03
Cash dividends declared per common share                            -            -           -           -           -            -

EBITDA (2)                                                      58,722      38,889       17,584      41,651      35,470      27,624

Cash flows from operating activities                            15,641     (11,524)      (3,736)      1,539       4,716       3,456
Cash flows from investing activities                           (67,667)     (9,706)      (1,991)     (2,450)     (4,168)       (315)
Cash flows from financing activities                         $  75,213   $  20,624     $  5,371   $    (224)     $  419      (2,928)
-----------------------------------------------------------------------------------------------------------------------------------
At Period End
Total assets                                                 $ 429,402   $ 212,107    $ 185,947   $ 175,542   $ 150,869   $ 137,835
Long-term financing obligations                              $  75,000   $       -    $       -   $       -   $     347   $     687
Shareholders' equity                                         $ 161,281   $  84,202    $  78,683   $  76,133   $  52,283   $  47,090
Long-term financing obligations as a
 percentage of total capitalization                             31.70%       0.00%        0.00%       0.00%       0.70%       1.40%
Number of common shares outstanding
       Class A voting                                            4,859       4,749        4,749       4,749       4,749       4,714
       Class B nonvoting                                        19,288      15,868       15,775      15,636      15,437      15,276
Number of full-time employees                                      780         758          684         666         621         600
------------------------------------------------------------------------------------------------------------------------------------
Selected Operating Data
Playboy magazine ad pages                                          640         601          273         558         569         595
Cash investments in Company-produced and
 licensed entertainment programming                          $  35,262   $  25,902    $  14,359   $  30,747   $  25,549   $  21,313
Amortization of investments in Company-produced
 and licensed entertainment programming                      $  34,341   $  26,410    $  11,153   $  21,355   $  21,263   $  20,130
Domestic Playboy TV households (at period end)
       Cable analog addressable (3)                             11,700      11,700       11,600      11,200      11,300      10,600
       Cable digital (3)                                         1,300         200            -           -           -           -
       Satellite direct-to-home                                 12,400       9,800        6,800       6,300       4,900       3,300
Domestic Spice households (at period end)
       Cable analog addressable (3) (4)                         13,600           -            -           -           -           -
       Cable digital (3) (4)                                     2,800           -            -           -           -           -
------------------------------------------------------------------------------------------------------------------------------------

For a more detailed description of the Company's financial position, results of operations and accounting policies, please refer to Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and Part II. Item 8. "Financial Statements and Supplementary Data."

(1) Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation. Relevant financial data for the pro forma calendar year ended December 31, 1997 is presented under Part II.
     Item 7. "MD&A."

(2) EBITDA represents earnings from continuing operations before income taxes, cumulative effect of change in accounting principle, interest expense, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees related to the Spice acquisition, expenses related to the vesting of restricted stock awards and equity in operations of PTVI and other. EBITDA should not be considered an alternative to any measure of performance or liquidity under generally accepted accounting principles. Similarly, it should not be inferred that EBITDA is more meaningful than any of those measures.

(3) Currently there is an overlap of cable analog addressable and digital households due to some cable operators offering both analog and digital platforms to the same households. (4) The Company acquired Spice on March 15, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
       In November 1997, the Board approved a change in the Company's fiscal year end from June 30 to December 31. In order to provide the reader with a clearer understanding of the Company's results of operations, financial data for the pro forma calendar year ended December 31, 1997 is included below for comparative purposes. Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

                                                                                                 (Unaudited)
                                                                                                   Pro Forma
                                                                  Fiscal Year    Fiscal Year   Calendar Year
                                                                        Ended          Ended           Ended
(in millions, except per share amounts)                              12/31/99       12/31/98        12/31/97
------------------------------------------------------------------------------------------------------------
Net Revenues
Publishing
   Playboy magazine                                                   $ 107.9        $ 106.8        $  102.4
   Other domestic publishing                                             18.1           18.3            20.3
   International publishing                                              11.1           11.0            10.0
------------------------------------------------------------------------------------------------------------
   Total Publishing                                                     137.1          136.1           132.7
------------------------------------------------------------------------------------------------------------
Entertainment
   Domestic TV networks                                                  74.0           63.0            54.3
   International TV                                                      38.0           12.9            10.0
   Worldwide home video                                                  10.5           12.9            10.5
   Movies and other                                                       3.3            2.2             3.4
------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                  125.8           91.0            78.2
------------------------------------------------------------------------------------------------------------
Product Marketing                                                         5.5            7.1             7.9
------------------------------------------------------------------------------------------------------------
Catalog                                                                  60.3           74.4            75.6
------------------------------------------------------------------------------------------------------------
Casino Gaming                                                             0.9              -               -
------------------------------------------------------------------------------------------------------------
Playboy Online                                                           16.1            7.1             3.9
------------------------------------------------------------------------------------------------------------
Corporate Marketing                                                       2.1            1.9             1.9
------------------------------------------------------------------------------------------------------------
Total net revenues                                                    $ 347.8        $ 317.6        $  300.2
============================================================================================================
Net Income (Loss)
Publishing                                                            $   6.0        $   6.6        $    9.1
------------------------------------------------------------------------------------------------------------
Entertainment
   Before programming expense                                            78.7           52.6            41.5
   Programming expense                                                  (34.3)         (26.4)          (22.9)
------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                   44.4           26.2            18.6
------------------------------------------------------------------------------------------------------------
Product Marketing                                                         0.4            0.4             2.9
------------------------------------------------------------------------------------------------------------
Catalog                                                                   0.3            4.1             3.6
------------------------------------------------------------------------------------------------------------
Casino Gaming                                                            (0.5)          (1.1)           (0.6)
------------------------------------------------------------------------------------------------------------
Playboy Online                                                           (9.1)          (6.5)           (1.2)
------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                  (27.5)         (24.7)          (19.9)
------------------------------------------------------------------------------------------------------------
Segment profitability                                                    14.0            5.0            12.5
Restructuring expenses                                                   (1.1)             -               -
------------------------------------------------------------------------------------------------------------
Operating income                                                         12.9            5.0            12.5
------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                      1.8            0.1             0.1
   Interest expense                                                      (8.0)          (1.6)           (0.4)
   Gain on sale of investments                                            1.7            4.3               -
   Equity in operations of PTVI and other                               (13.9)          (0.4)            0.4
   Other, net                                                            (0.9)          (0.4)           (0.9)
------------------------------------------------------------------------------------------------------------
     Total nonoperating income (expense)                                (19.3)           2.0            (0.8)
------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes and cumulative
   effect of change in accounting principle                              (6.4)           7.0            11.7
Income tax benefit (expense)                                              0.9           (2.7)            8.0
------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before cumulative effect
   of change in accounting principle                                     (5.5)           4.3            19.7
Gain on disposal of discontinued
   operations (net of tax)                                                0.2              -               -
------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect
   of change in accounting principle                                     (5.3)           4.3            19.7
Cumulative effect of change in
   accounting principle (net of tax)                                        -              -            (1.1)
-----------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $  (5.3)       $   4.3        $   18.6
============================================================================================================



                                                                                                 (Unaudited)
                                                                                                   Pro Forma
                                                                  Fiscal Year    Fiscal Year   Calendar Year
                                                                        Ended          Ended           Ended
                                                                     12/31/99       12/31/98        12/31/97
------------------------------------------------------------------------------------------------------------
Basic Income (Loss) Per Common Share
   Income (loss) before cumulative effect of
     change in accounting principle
        From continuing operations                                    $ (0.24)       $  0.21        $   0.96
        From discontinued operations (net of tax)                        0.01              -               -
------------------------------------------------------------------------------------------------------------
                Total                                                   (0.23)          0.21            0.96
   Cumulative effect of change in accounting
     principle (net of tax)                                                 -              -           (0.05)
------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                  $ (0.23)       $  0.21        $   0.91
============================================================================================================

Diluted Income (Loss) Per Common Share
   Income (loss) before cumulative effect of
     change in accounting principle
        From continuing operations                                    $ (0.24)       $  0.21        $   0.94
        From discontinued operations (net of tax)                        0.01              -               -
------------------------------------------------------------------------------------------------------------
                Total                                                   (0.23)          0.21            0.94
   Cumulative effect of change in accounting
     principle (net of tax)                                                 -              -           (0.05)
------------------------------------------------------------------------------------------------------------
   Net income (loss)                                                  $ (0.23)       $  0.21        $   0.89
============================================================================================================

       Beginning with the quarter ended March 31, 1999, certain Company-wide marketing activities, such as Playboy Jazz Festival and Playmate promotions, that had previously been reported in the Publishing Group are now included in Corporate Administration and Promotion results. The international home video business, previously combined with international TV results, has been combined with the domestic home video business and is now reported as worldwide home video. Additionally, programming expense for all of the Entertainment Group's businesses, including certain licensing expenses that were previously reported as direct costs, are now reported collectively as programming expense. Previously, results from AdulTVision and movies and other had been reported net of programming expense. Beginning with the quarter ended June 30, 1999, all of the Company's domestic TV networks are reported on a combined basis.

       Several of the Company's businesses can experience variations in quarterly performance. As a result, the Company's performance in any quarterly period is not necessarily reflective of full-year or longer-term trends. For example, Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on product introductions by advertising customers, changes in advertising buying patterns and economic conditions. In addition, international TV revenues vary due to the timing of recognizing library license fees related to PTVI.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

         The Company's revenues were $347.8 million for the fiscal year ended December 31, 1999, a 10% increase over fiscal year 1998. This increase was primarily due to higher revenues from the Entertainment Group, principally due to the revenue generated from the sale of the international rights to our film library to PTVI, a joint venture the Company entered into with the Cisneros Television Group during the current year. Also contributing to the increase were higher revenues from the Playboy Online Group, partially offset by lower Catalog Group revenues. The Playboy Online and Catalog Group variances resulted in part from the reconfiguration of the e-commerce business, resulting in Playboy and Spice direct commerce results being reported in the Playboy Online Group effective October 1, 1999.

       The Company reported segment profitability, or operating income before restructuring expenses, of $14.0 million for fiscal year 1999 compared to operating income of $5.0 million for fiscal year 1998. This increase was primarily due to higher segment profitability from the Entertainment Group, principally due to the PTVI-related revenues. Lower segment profitability from the Catalog Group plus higher investments in Playboy Online and Corporate Administration and Promotion, partially offset the above. The current year also included $1.1 million of restructuring expenses related to severance costs as a result of a reduction in the Company's work force, resulting in operating income of $12.9 million.

       Net loss for fiscal year 1999 was $5.3 million, or $0.23 per basic and diluted common share, compared to net income of $4.3 million, or $0.21 per basic and diluted common share, for the prior year. Net loss for the current year included higher interest expense, primarily due to increased debt resulting from the acquisition of Spice. The current year also included a $13.9 million charge principally related to PTVI. Such charge included equity in operations of nonconsolidated affiliates, including the 19.9% interest in PTVI, the accounting effects of the formation of the PTVI venture, and the elimination of unrealized profits of certain transactions between the Company and PTVI. There was also a $1.7 million gain from the sale of the Company's interest in the Rhodes Casino in fiscal year 1999, while the prior year included a $4.3 million gain on the sale of the Company's interest in duPont Publishing, Inc. ("duPont").

PUBLISHING GROUP

       Publishing Group revenues were $137.1 million for the fiscal year ended December 31, 1999, a 1% increase over revenues of $136.1 million for the fiscal year ended December 31, 1998.

       Playboy magazine revenues increased $1.1 million, or 1%, for fiscal year 1999 compared to the prior year. Advertising revenues increased $3.1 million, or 10%, due to increases in both ad pages and the average net revenue per page. Advertising sales for the fiscal year 2000 first quarter magazine issues are closed and the Company expects to report 17% more ad pages and 28% higher ad revenues compared to the quarter ended March 31, 1999. Partially offsetting the increased advertising revenues was a $1.5 million, or 2%, decrease in circulation revenues primarily due to a $2.0 million, or 4%, decrease in subscription revenues, reflecting in part marketing issues facing direct marketing stamp sheet agents, partially offset by a $0.5 million, or 2%, increase in newsstand revenues.

       Revenues  from  other  domestic  publishing   businesses  decreased  $0.2
million, or 1%, for fiscal year 1999 compared to the prior year. This was primarily due to fewer special editions copies sold, despite an additional issue in the current year, as a result of increased competition, primarily from the Internet. Partially offsetting the above were higher ancillary businesses revenues.

       International publishing revenues increased $0.1 million, or 1%, for fiscal year 1999 compared to the prior year. The increase was primarily due to higher revenues from the Polish edition of Playboy magazine, in which the Company owns a majority interest, mostly offset by lower royalties from the Brazilian edition, principally due to economic weakness in that country.

       For fiscal year 1999, the Publishing Group's segment profitability declined $0.6 million, or 10%. This decrease was primarily due to higher overhead, due in part to higher performance-related variable compensation expense, editorial, partially related to the higher newsstand revenues, and ancillary businesses expenses combined with the lower special editions revenues and international publishing royalties. Partially offsetting the above were the higher Playboy magazine advertising revenues, lower paper prices and favorable manufacturing volume variances due to a reduction in print runs.

ENTERTAINMENT GROUP

       For the fiscal year ended December 31, 1999, Entertainment Group revenues of $125.8 million increased $34.8 million, or 38%, compared to the prior year primarily due to international TV revenues in the current year related to PTVI. Also contributing to the increase were higher revenues from domestic TV networks, principally attributable to the current year acquisition of Spice. Segment profitability increased $18.2 million primarily due to the higher revenues, which were partially offset by higher related expenses.

       The following discussion focuses on the profit contribution of each business before programming expense ("profit contribution").

Domestic TV Networks

       For fiscal year 1999, revenues of $74.0 million from domestic TV networks increased $11.0 million, or 17%, and profit contribution increased $3.2 million. These increases were primarily due to the Spice acquisition, partially offset by lower off-network productions and Playboy TV DTH revenues, principally from PrimeStar. In April 1999, PrimeStar was acquired by Hughes Electronics Corporation, which owns DirecTV. As a result, there has been a significant decline in the number of PrimeStar subscribers as they continue to be transitioned primarily to DirecTV or other DTH and cable services. Higher revenues from the growth in digital cable households also contributed to the revenue increase.

       The approximate number of households were as follows for the periods indicated below (in millions):

                                        Dec. 31,   Dec. 31,
                                          1999       1998

Cable (1):
    Playboy TV Analog Addressable.......    11.7       11.7
    Playboy TV Digital..................     1.3        0.2
    Spice Analog Addressable............    13.6          -
    Spice Digital.......................     2.8          -

DTH:
    Playboy TV..........................    12.4        9.8

(1) Currently there is an overlap of cable analog addressable and digital households due to some cable operators offering both analog and digital platforms to the same households.

       By June 1999, the majority of AdulTVision households had been merged into the Spice networks.

       In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act, which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 commenced May 18, 1997. The Company's full case on the merits was heard by the Delaware District Court in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants appealed this judgment and the Supreme Court heard the appeal on November 30, 1999. Management believes that the effect of
Section 505 on the Company's financial performance is likely to continue until the case is finally decided. See Part I. Item 3. "Legal Proceedings."

International TV

       Profit contribution from the international TV business in the current year increased $26.4 million on a $25.1 million increase in revenues. These increases were primarily due to the first year of revenues related to PTVI for library license fees, trademark royalties and output license fees.

Worldwide Home Video

       In the current year, revenues from the worldwide home video business decreased $2.4 million, or 18%, while profit contribution decreased $2.1 million. These decreases were largely due to lower domestic sales of Playboy Home Video titles combined with lower revenues from continuity series' programs. The lower continuity series' revenues were due in part to the transition to a new distributor.

Movies and Other

       Profit contribution from movies and other businesses in the current year increased $1.0 million on a $1.1 million increase in revenues. These increases were primarily due to library license fees for movies in the current year from PTVI.

       The Entertainment Group's administrative expenses increased $2.4 million in the current year primarily due to higher performance-related variable compensation expense and staff needed to support the group's growth.

Programming Expense

       Programming amortization expense increased $7.9 million for fiscal year 1999 primarily as a result of the programming licensed to PTVI. Higher amortization related to regular programming on the domestic Playboy TV network and programming amortization in the current year related to the Spice networks also contributed to the increase.

PRODUCT MARKETING GROUP

       Product Marketing Group revenues of $5.5 million for the fiscal year ended December 31, 1999 decreased $1.6 million, or 22%, compared to the prior year. The current year reflects lower international product licensing royalties, largely due to depressed economic conditions in Asia. Also unfavorably impacting the comparison were lower revenues as a result of a barter agreement in the prior year related to the sale of prints and posters from the Company's art publishing inventory.

       Segment profitability of $0.4 million was flat compared to the prior year which included a $1.4 million unfavorable settlement of litigation.

CATALOG GROUP

       For the fiscal year ended December 31, 1999, revenues of $60.3 million decreased $14.1 million, or 19%, compared to the prior fiscal year. This decrease reflected a decline in revenues for all of the Company's catalogs, primarily due to lower circulation and response rates, except for the Spice catalog which was launched during the summer of 1998. The decrease also reflected the absence of fiscal year 1999 fourth quarter revenues related to the Playboy and Spice catalogs, which have been integrated as direct commerce businesses with the Company's branded e-commerce business and, effective October 1, 1999, have been included in Playboy Online Group results. These lower net revenues, largely offset by lower related costs, resulted in segment profitability of $0.3 million for fiscal year 1999, compared to operating income of $4.1 million in the prior year.

       In addition to refocusing sales of the former Playboy and Spice catalogs to the Playboy Online Group by transitioning the print catalogs into direct commerce promotion to support e-commerce as mentioned, the Catalog Group has also taken steps to reduce its cost structure. Additionally, the Company is working to identify strategic purchasers for the Critics' Choice Video and Collectors' Choice Music catalogs.

CASINO GAMING GROUP

       In the quarter ended March 31, 1999, the Company sold its 12% interest in the Rhodes Casino, which resulted in a nonoperating gain of $1.7 million. In connection with the sale, the Company negotiated a minimum guarantee against its licensing agreement for the Rhodes Casino. The Casino Gaming Group reported licensing revenues of $0.9 million in the fiscal year ended December 31, 1999 as a result of the opening of the Rhodes Casino in April 1999. The Company recently filed arbitration proceedings against Casino Rhodes, Resido Tourism Investment and Avalon Casino Development seeking to sever its connection with the Rhodes Casino as these companies have failed to meet their contractual obligations. For fiscal year 1999, the Casino Gaming Group reported segment profitability of negative $0.5 million compared to an operating loss of $1.1 million in the prior year primarily due to the licensing revenues in the current year.

PLAYBOY ONLINE GROUP

       For the fiscal year ended December 31, 1999, Playboy Online Group revenues of $16.1 million increased $9.0 million, or 127%, compared to the prior year. This increase was across the board including higher e-commerce, advertising and subscription revenues. The significantly higher e-commerce revenues were due in part to the previously mentioned integration of the Playboy and Spice catalog businesses to e-commerce.

       For fiscal year 1999, the Playboy Online Group reported segment profitability of negative $9.1 million compared to an operating loss of $6.5 million in the prior year, reflecting higher planned investments related to the group's continued growth and development. The Company does not recognize revenues and offsetting cost of sales from barter transactions, which totaled approximately $1.2 million in fiscal year 1999, in accordance with Abstract 99-17 of the Emerging Issues Task Force ("EITF 99-17") and subsequent Task Force discussions.

        In January 2000,   Playboy.com,  Inc., a component of the Playboy Online
Group, filed a registration statement for a planned sale of a minority of its equity in an IPO.

CORPORATE ADMINISTRATION AND PROMOTION

       For the fiscal year ended December 31, 1999, Corporate Administration and Promotion negative segment profitability was $27.5 million. This reflects a $2.8 million, or 11%, increase largely due to higher marketing expenses.

RESTRUCTURING EXPENSES

       In fiscal year 1999, the Company began an assessment of its structure directed towards reducing costs which led to a decision to reduce its work force by 49 employees, or approximately 6%, through company-wide layoffs and attrition. As of December 31, 1999, 18 employees had been terminated. In the fourth quarter of fiscal year 1999, a $1.1 million restructuring charge was recorded for severance. An additional charge of approximately $0.3 million is expected to be recorded in the first quarter of fiscal year 2000 representing the termination of an additional eight employees. Additionally, 23 positions were eliminated through attrition. The Company expects all charges related to this restructuring to be recorded by the end of the first quarter of fiscal year 2000. The Company anticipates savings of approximately $3.5 million in fiscal year 2000 as a result of the restructuring.

FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO PRO FORMA CALENDAR YEAR ENDED DECEMBER 31, 1997

       The Company's revenues were $317.6 million for the fiscal year 1998, a 6% increase over revenues of $300.2 million for calendar year 1997 primarily due to higher revenues from the Entertainment Group. Also contributing to the increase were higher Playboy magazine and Playboy Online Group revenues.

       The Company reported operating income of $5.0 million for fiscal year 1998 compared to $12.5 million for calendar year 1997. This decrease reflected an increase in operating income for the Entertainment Group, which was more than offset by an increase in planned investments in the Playboy Online Group, higher Corporate Administration and Promotion net expenses and lower operating income for the Publishing and Product Marketing Groups. The lower operating income for the Product Marketing Group was due in part to an unfavorable settlement of litigation in fiscal year 1998. The higher Corporate Administration and Promotion net expenses were due in part to increased investments in systems technology, including Year 2000 expenses.

       Net income for fiscal year 1998 was $4.3 million, or $0.21 per basic and diluted common share, compared to net income of $18.6 million, or $0.91 per basic common share and $0.89 per diluted common share, for calendar year 1997. Net income for fiscal year 1998 included a $4.3 million gain on the sale of the Company's interest in duPont. Net income for calendar year 1997 included a federal income tax benefit of $13.5 million related to net operating loss and tax credit carryforwards and a charge of $1.1 million, primarily related to development costs of casino gaming ventures, that resulted from the Company's early adoption of Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). Excluding the impact of the $13.5 million federal income tax benefit and the $1.1 million cumulative effect of change in accounting principle, net income for calendar year 1997 was $6.2 million, or $0.30 per basic and diluted common share.

PUBLISHING GROUP

       Publishing Group revenues were $136.1 million for the fiscal year ended December 31, 1998, a 3% increase over revenues of $132.7 million for the calendar year ended December 31, 1997, primarily due to higher revenues from Playboy magazine.

       Playboy magazine revenues increased $4.4 million, or 4%, for fiscal year 1998 compared to the prior calendar year. Circulation revenues increased $1.9 million primarily due to a $1.4 million, or 7%, increase in newsstand revenues principally due to extraordinary sales of the October 1998 issue featuring Cindy Crawford and the December 1998 issue featuring Katarina Witt, both of which also carried a $5.95 cover price. Additionally, subscription revenues increased $0.5 million, or 1%. Advertising revenues increased $1.8 million, or 6%, primarily due to 6% more ad pages.

       Revenues  from  other  domestic  publishing   businesses  decreased  $2.0
million, or 10%, for fiscal year 1998 compared to the prior year primarily due to fewer special editions copies sold.

       International publishing revenues increased $1.0 million, or 10%, for fiscal year 1998 compared to the prior year. The increase primarily reflected higher revenues from the Polish edition of Playboy magazine.

       For fiscal year 1998, Publishing Group operating income declined $2.5 million, or 27%, primarily due to lower subscription profitability, the lower revenues from special editions, higher average paper prices and expenses in fiscal year 1998 related to the search for the Playmate 2000. Partially offsetting were the higher Playboy magazine advertising and newsstand revenues combined with lower overhead.

ENTERTAINMENT GROUP

       Fiscal year 1998 Entertainment Group revenues of $91.0 million increased $12.8 million, or 16%, compared to calendar year 1997. Operating income of $26.2 million increased $7.6 million, or 41%, compared to calendar year 1997 operating income of $18.6 million. Both of these increases were largely attributable to improved performance of domestic TV networks.

       The following discussion focuses on the profit contribution of each business before programming expense ("profit contribution").

Domestic TV Networks

       For fiscal year 1998, revenues of $63.0 million from domestic TV networks were $8.7 million, or 16%, higher, and profit contribution increased $7.9 million.

       These increases were principally due to higher Playboy TV DTH revenues, primarily due to significant increases in addressable universes for DirecTV and PrimeStar, combined with revenues in fiscal year 1998 as a result of fiscal year 1998 launches on EchoStar and two Canadian DTH services, ExpressVu and Star Choice. Revenues from TVRO, or the big-dish market, continued to decline, as expected, due to the maturity of this platform.

       The approximate number of households were as follows for the periods indicated below (in millions):

                                                        Dec. 31,       Dec. 31,
                                                           1998          1997
                                                         --------      --------
Cable (1):
    Playboy TV Analog Addressable......................      11.7         11.6
    Playboy TV Digital.................................       0.2            -
    AdulTVision Analog Addressable.....................       6.2          3.8
    AdulTVision Digital................................       0.1            -

DTH:
    Playboy TV.........................................       9.8          6.8
    AdulTVision........................................       3.6          2.1

(1) Currently there is an overlap of cable analog addressable and digital households due to some cable operators offering both analog and digital platforms to the same households.

International TV

       For fiscal year 1998, revenues and profit contribution from the international TV business increased $2.9 million and $2.6 million, respectively, primarily due to higher international network sales and contractual revenues. Variances in quarterly performance were caused in part by revenues and profit contribution from tier sales being recognized depending upon the timing of program delivery, license periods and other factors.

Worldwide Home Video

       Worldwide  home video  revenues and profit  contribution  increased  $2.4 million and $2.7 million, respectively, for fiscal year 1998 compared to the prior year. These increases were primarily due to sales of The Eros Collection of movies and higher revenues from the sale of DVDs, partially offset by lower international home video sales in fiscal year 1998.

Movies and Other

       Revenues and profit contribution from movies and other businesses decreased $1.2 million and $1.0 million, respectively, for fiscal year 1998, primarily due to a favorable settlement from a distributor of feature films in the prior year. The Entertainment Group's administrative expenses increased $1.1 million for fiscal year 1998 compared to the prior year largely due to staff needed to support the group's growth.

Programming Expense

       For fiscal year 1998, programming amortization expense increased $3.5 million compared to the prior year. The increase was largely due to domestic TV networks due in part to higher amortization related to regular programming on the domestic Playboy TV network.

PRODUCT MARKETING GROUP

       Product Marketing Group revenues of $7.1 million for the fiscal year ended December 31, 1998 decreased $0.8 million, or 10%, compared to the prior calendar year. Fiscal year 1998 reflects lower international product licensing royalties, principally from Asia, largely attributable to unfavorable economic conditions. Higher revenues as a result of a barter agreement related to the sale of prints and posters from the Company's art publishing inventory partially offset the decline.

       The Product Marketing Group reported operating income of $0.4 million for fiscal year 1998, a decrease of $2.5 million, or 87%, compared to the prior calendar year due in part to a $1.4 million unfavorable settlement of litigation. The lower Asian royalties also unfavorably impacted fiscal year 1998.

CATALOG GROUP

       For the fiscal year ended December 31, 1998, revenues of $74.4 million decreased $1.2 million, or 2%, compared to the prior calendar year due in part to the timing of sales cut-offs resulting in an additional week of sales recorded in the prior year for all of the catalogs. Sales volume for the Playboy catalog was also lower primarily as a result of a lower response rate to the fall catalog. Partially offsetting these decreases were revenues in fiscal year 1998 from the Spice catalog.

       Operating income of $4.1 million for fiscal year 1998 increased $0.5 million, or 14%, compared to the prior calendar year as a result of lower expenses, primarily related to overall lower circulation of the catalogs, combined with expenses in the prior year related to the group's move to a new facility.

CASINO GAMING GROUP

       For the fiscal year ended December 31, 1998, the Casino Gaming Group incurred an operating loss of $1.1 million compared to $0.6 million for calendar year 1997. Fiscal year 1998 reflected a full year of expenses whereas, in the prior year, expenses incurred during the first six months were capitalized and subsequently written off as "Cumulative effect of change in accounting principle" in accordance with SOP 98-5.

PLAYBOY ONLINE GROUP

       For the fiscal year ended December 31, 1998, Playboy Online Group revenues of $7.1 million increased $3.2 million, or 83%, compared to the prior calendar year. This increase was across the board coming from higher e-commerce, subscription and advertising revenues.

       For fiscal year 1998, the Playboy Online Group reported an operating loss of $6.5 million compared to $1.2 million in the prior calendar year. Fiscal year 1998 included higher planned investments related to the group's continued growth and development.

CORPORATE ADMINISTRATION AND PROMOTION

       Corporate Administration and Promotion net expenses of $24.7 million for the fiscal year ended December 31, 1998 increased $4.8 million, or 24%, compared to calendar year 1997. This increase was largely due to increased investments in systems technology, including Year 2000 expenses, combined with increased investment spending on corporate marketing and promotion and strategic consulting expenses in fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 1999, the Company had $23.5 million in cash and cash equivalents, no short-term borrowings and $90.0 million in current and long-term financing obligations, compared to $0.3 million in cash and cash equivalents, $29.8 million in short-term borrowings and no current or long-term financing obligations at December 31, 1998. The increase in cash and cash equivalents was primarily due to the Company's public equity offering in May 1999. The increase in financing obligations was primarily due to debt financing related to the March 1999 acquisition of Spice. In February 2000, the Company made a $15.0 million repayment of financing obligations. The Company expects to meet its short- and long-term cash requirements through its remaining cash and cash equivalents and its current unused $35.0 million revolving credit facility.

CASH FLOWS FROM OPERATING ACTIVITIES

       Net cash provided by operating activities was $15.6 million for the fiscal year ended December 31, 1999, primarily related to the PTVI joint venture.

CASH FLOWS FROM INVESTING ACTIVITIES

       Net cash used for investing activities was $67.7 million for fiscal year 1999, primarily due to the Company's acquisition of Spice, resulting in cash paid of $64.7 million in the current year.

       The Company received $9.7 million in the current year related to the sale of its interests in the Rhodes Casino and duPont. See Note (E) Sale of Investments. The Company invested $8.2 million in the current year related to its equity interests in international ventures, including the funding of its 19.9% interest in PTVI. Capital expenditures for fiscal year 1999 were $2.4 million. The Company also entered into leases of furniture and equipment totaling $4.4 million, largely attributable to upgrades and new information technology-related equipment. The Company expects an increase in capital expenditures and leasing costs in fiscal year 2000 to support the growing Playboy Online infrastructure.

CASH FLOWS FROM FINANCING ACTIVITIES

       Net cash provided by financing activities was $75.2 million in the current year. This increase was principally due to the $110.0 million increase in current and long-term financing obligations combined with $24.6 million of net proceeds from the Company's public equity offering. Partially offsetting the above was the repayment of $29.8 million of short-term borrowings and $20.0 million of long-term financing obligations combined with the payment of $10.5 million of Spice's debt.

       In connection with the Company's current credit agreement, tranche A and B term loans are subject to a quarterly amortization schedule beginning in 2001 and mature in 2004 and 2006, respectively. The revolving credit facility matures in 2004. All financial covenants for the quarters ended September 30, 1999 and December 31, 1999 were waived. Additionally, the financial covenants were amended beginning with the quarter ended March 31, 2000. See Note (Q) Financing Obligations.

       In May 1999, the Company completed a public equity offering of shares of nonvoting Class B common stock. Net proceeds to the Company of $24.6 million are being used for general corporate purposes and repayment of financing obligations. See Note (T) Public Equity Offerings.

Income Taxes

       At June 30, 1997, the Company evaluated its net operating loss carryforwards ("NOLs") and other deferred tax assets and liabilities in relation to the Company's recent earnings history and its projected future earnings. As a result of this review, the Company reduced the valuation allowance balance by $13.5 million due to reevaluating the realizability of the deferred tax assets in future years.

       Associated with the Spice acquisition, $15.7 million of deferred tax liabilities were recorded under the purchase method of accounting for certain identifiable intangible assets, comprising trademarks, noncompete agreements and a film library. After consideration of this additional $15.7 million of deferred tax liabilities, the Company's net deferred tax asset at December 31, 1999 declined to $8.3 million consisting of $2.9 million of current net deferred tax assets and $5.4 million of noncurrent net deferred tax assets.

       Based on current tax law, the Company will need to generate approximately $24.0 million of future taxable income prior to the expiration of the Company's NOLs for full realization of the $8.3 million net deferred tax asset at December 31, 1999. At December 31, 1999, the Company had NOLs of $14.9 million for tax purposes, with $11.7 million expiring in 2009, $2.5 million expiring in 2012 and $0.7 million expiring in 2019.

       Management believes that it is more likely than not that the required amount of such taxable income will be generated in years subsequent to December 31, 1999 and prior to the expiration of the Company's NOLs to realize the $8.3 million net deferred tax asset at December 31, 1999. Following is a summary of the bases for management's belief that a valuation allowance of $15.9 million at December 31, 1999 is adequate, and that it is more likely than not that the net deferred tax asset of $8.3 million will be realized:

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

Year 2000 Compliance

       The Company did not experience any malfunctions or errors in its computerized business systems related to the Year 2000 problem. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 problem. However, it is possible that there may be an impact at a later date. For example, it is possible that Year 2000 or similar issues may occur with billing, payroll, or financial closings at month, quarter or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or vendors and other service providers are adversely affected by the Year 2000 or similar issues, but is not aware of any such problems at this time.

       The  Company  has  expensed  approximately  $1.2  million  on  Year  2000 readiness efforts to date through December 31, 1999, and expects to additionally incur approximately $0.1 million of expenses in fiscal year 2000. These efforts include replacing some outdated, noncompliant hardware and software as well as identifying and remediating Year 2000 problems.

Other

       In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The effective date of this statement was delayed in June 1999 through the issuance of Statement of Financial Accounting Standards No. 137 ("Statement 137"). The effective date has been extended to fiscal years beginning after June 15, 2000. Management is evaluating the effect that adoption of Statement 133 will have on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

       This Form 10-K Annual Report contains "forward-looking statements," including statements in "MD&A," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (1) government actions or initiatives, including (a) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials or businesses such as casino gaming, (b) regulation of the advertisement of tobacco products, or (c) substantive changes in postal regulations or rates; (2) increases in paper prices; (3) changes in distribution technology and/or unforeseen delays in the implementation of that technology by the cable and satellite industries, which might affect the Company's plans and assumptions regarding carriage of its program services; (4) increased competition for transponders and channel space and any decline in the Company's access to, and acceptance by, cable and DTH systems; (5) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers, either generally or with respect to the adult male market; (6) effects of the consolidation taking place nationally in the single-copy magazine distribution system; (7) marketing issues facing direct marketing stamp sheet agents (8) new competition in the cable and DTH markets;
(9) uncertainty of market acceptance of the Internet as a medium for information, entertainment, e-commerce and advertising, an increasingly competitive environment for advertising sales, the impact of competition from other content and merchandise providers, as well as the Company's reliance on third parties for technology and distribution for its online business; (10) potential problems associated with the integration of the Company's business with Spice's business; and (11) potential adverse effects of unresolved Year 2000 problems, including those that may be experienced by key suppliers.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

       The Company is exposed to certain market risks, including changes in interest rates and foreign currency exchange rates. In order to manage the risk associated with its exposure to such fluctuations, the Company uses derivative financial instruments. The Company does not enter into derivatives for trading purposes.

       The Company prepared sensitivity analyses to determine the impact of a hypothetical one percentage point increase in interest rates on the Company's consolidated operating results, financial position and cash flows. Based on its sensitivity analyses at December 31, 1999, such a change in interest rates would affect the Company's annual consolidated operating results, financial position and cash flows by approximately $0.9 million. As of December 31, 1999, the Company had an interest rate swap agreement in place to effectively convert $45.0 million of its $90.0 million floating rate debt to fixed rate debt, thereby significantly reducing its risk related to interest rate fluctuations.

       The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the foreign currencies of the countries to which it has exposure, primarily Japan and Germany. Based on its sensitivity analyses at December 31, 1999, such a change in foreign currency exchange rates would affect the Company's annual consolidated operating results, financial position and cash flows by approximately $0.2 million. The Company uses foreign currency forward contracts to manage the risk associated with its exposure to foreign currency exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data

       The following consolidated financial statements of the registrant and report of independent accountants are set forth in this Form 10-K Annual Report as follows:
                                                                         Page
                                                                      ----------
         Consolidated  Statements of Operations and Comprehensive
         Income - Fiscal Years Ended  December 31, 1999 and 1998,
         Six-Month  Transition Period Ended December 31, 1997 and
         Fiscal Year Ended June 30, 1997                                   29

         Consolidated Balance Sheets - December 31, 1999 and 1998          30

         Consolidated Statements of Shareholders' Equity - Fiscal
         Years  Ended  December  31,  1999  and  1998,  Six-Month
         Transition  Period  Ended  December  31, 1997 and Fiscal
         Year Ended June 30, 1997                                          31

         Consolidated  Statements  of Cash  Flows - Fiscal  Years
         Ended December 31, 1999 and 1998,  Six-Month  Transition
         Period  Ended  December  31,  1997 and Fiscal Year Ended
         June 30, 1997                                                     32

         Notes to Consolidated Financial Statements                     33-50

         Report of Independent Accountants

       The supplementary data regarding quarterly results of operations are set forth in Note (Y) Quarterly Results of Operations (Unaudited) of Notes to Consolidated Financial Statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

                                                          Fiscal Year    Fiscal Year     Six Months     Fiscal Year
                                                                Ended          Ended          Ended           Ended
(in thousands, except per share amounts)                     12/31/99       12/31/98       12/31/97         6/30/97
-------------------------------------------------------------------------------------------------------------------
Net revenues                                               $  347,817     $  317,618     $  149,541      $  296,623
-------------------------------------------------------------------------------------------------------------------
Costs and expenses
    Cost of sales                                            (277,448)      (269,478)      (126,658)       (245,023)
    Selling and administrative expenses                       (56,390)       (43,172)       (18,424)        (35,855)
    Restructuring expenses                                     (1,091)             -              -               -
-------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                              (334,929)      (312,650)      (145,082)       (280,878)
-------------------------------------------------------------------------------------------------------------------
Operating income                                               12,888          4,968          4,459          15,745
-------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
    Investment income                                           1,798            127             50              73
    Interest expense                                           (7,977)        (1,551)          (289)           (427)
    Gain on sale of investments                                 1,728          4,272              -               -
    Equity in operations of PTVI and other                    (13,871)          (378)           329             132
    Other, net                                                   (996)          (413)          (259)           (772)
-------------------------------------------------------------------------------------------------------------------
       Total nonoperating income (expense)                    (19,318)         2,057           (169)           (994)
-------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes
    and cumulative effect of change in accounting principle    (6,430)         7,025          4,290          14,751
Income tax benefit (expense)                                      862         (2,705)        (2,148)          6,643
-------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before cumulative
    effect of change in accounting principle                   (5,568)         4,320          2,142          21,394
Gain on disposal of discontinued operations (net of tax)          233              -              -               -
-------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change in
    accounting principle                                       (5,335)         4,320          2,142          21,394
Cumulative effect of change in accounting
    principle (net of tax)                                          -              -         (1,077)              -
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              (5,335)         4,320          1,065          21,394
-------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss) (net of tax)
    Foreign currency translation adjustment                       (90)            (4)           (37)            (37)
    Unrealized gain (loss) on marketable securities               252            (21)             -               -
-------------------------------------------------------------------------------------------------------------------
       Total other comprehensive income (loss)                    162            (25)           (37)            (37)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                $   (5,173)     $    4,295     $   1,028      $   21,357
===================================================================================================================

Weighted average number of
 common shares outstanding
    Basic                                                      22,872         20,548         20,487          20,318
===================================================================================================================
    Diluted                                                    22,872         21,036         20,818          20,694
===================================================================================================================
Basic EPS
    Income (loss) before cumulative effect of change
       in accounting principle
         From continuing operations                        $   (0.24)     $     0.21     $     0.10      $     1.05
         From discontinued operations (net of tax)              0.01               -              -               -
-------------------------------------------------------------------------------------------------------------------
             Total                                             (0.23)           0.21           0.10            1.05
    Cumulative effect of change in accounting
       principle (net of tax)                                       -              -          (0.05)              -
-------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                      $   (0.23)     $     0.21     $     0.05      $     1.05
===================================================================================================================

Diluted EPS
    Income (loss) before cumulative effect of change
       in accounting principle
         From continuing operations                        $   (0.24)     $     0.21     $     0.10      $     1.03
         From discontinued operations (net of tax)              0.01               -              -               -
-------------------------------------------------------------------------------------------------------------------
             Total                                             (0.23)           0.21           0.10            1.03
    Cumulative effect of change in accounting
       principle (net of tax)                                       -              -          (0.05)              -
-------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                      $   (0.23)     $     0.21     $     0.05      $     1.03
===================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                     Dec. 31,              Dec. 31,
(in thousands, except share data)                                                        1999                  1998
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                          $   23,528            $      341
Marketable securities                                                                   3,064                   505
Receivables, net of allowance for doubtful accounts of
   $5,738 and $4,448, respectively                                                     40,670                46,099
Receivables from related parties, net of allowance for doubtful
   accounts of $2,232 and $1,901, respectively                                         14,225                 3,780
Inventories                                                                            23,831                25,685
Programming costs                                                                      52,546                43,342
Deferred subscription acquisition costs                                                13,579                11,570
Other current assets                                                                   17,367                21,097
-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                             188,810               152,419
-------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                             9,415                 9,157
Receivables from related parties                                                       62,500                 1,193
Programming costs                                                                       3,100                 5,983
Goodwill, net of amortization of $2,490 and $432, respectively                         89,539                 2,053
Trademarks, net of amortization of $11,819 and $9,522, respectively                    48,387                17,294
Net deferred tax assets                                                                 5,390                 6,525
Other noncurrent assets                                                                22,261                17,483
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $  429,402            $  212,107
===================================================================================================================

Liabilities
Short-term borrowings                                                              $        -            $   29,750
Financing obligations                                                                  15,000                     -
Accounts payable                                                                       31,868                30,834
Accounts payable to related parties                                                     2,690                     -
Accrued salaries, wages and employee benefits                                           8,839                 6,024
Deferred revenues                                                                      42,354                41,647
Deferred revenues from related parties                                                  6,525                     -
Other liabilities and accrued expenses                                                 12,395                10,738
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                        119,671               118,993
-------------------------------------------------------------------------------------------------------------------
Financing obligations                                                                  75,000                     -
Deferred revenues from related parties                                                 55,225                     -
Other noncurrent liabilities                                                           18,225                 8,912
-------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                268,121               127,905
-------------------------------------------------------------------------------------------------------------------
Commitments and contingencies

Shareholders' Equity
Common stock, $0.01 par value
   Class A voting--7,500,000 shares authorized; 4,859,102
     and 5,042,381 issued, respectively                                                    49                    50
   Class B nonvoting--30,000,000 shares authorized; 19,595,358
     and 17,149,691 issued, respectively                                                  196                   171
Capital in excess of par value                                                        120,337                44,860
Retained earnings                                                                      44,242                49,577
Foreign currency translation adjustment                                                  (275)                 (137)
Unearned compensation restricted stock                                                 (3,624)               (3,716)
Unrealized gain (loss) on marketable securities                                           356                   (32)
Less cost of 0 and 293,427 Class A common shares and 0
   and 951,041 Class B common shares in treasury                                            -                (6,571)
--------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                       161,281                84,202
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                         $  429,402            $  212,107
====================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                     Unearned
                                                Class A  Class B   Capital in                        Comp.
                                                Common   Common    Excess of   Retained    Treasury  Restricted
(in thousands of dollars)                       Stock    Stock     Par Value   Earnings    Stock     Stock        Other       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                         $  50    $ 170    $ 40,867    $ 22,798     $(7,036)   $(4,549)   $  (17)  $ 52,283
Net income                                           -        -           -      21,394           -          -         -     21,394
Shares issued, vested or forfeited
    under stock plans, net                           -        -       1,043           -         275        460         -      1,778
Income tax benefit related to stock plans            -        -         735           -           -          -         -        735
Other                                                -        -           -           -           -          -       (57)       (57)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                            50      170      42,645      44,192      (6,761)    (4,089)      (74)    76,133
Net income                                           -        -           -       1,065           -          -         -      1,065
Shares issued, vested or forfeited
    under stock plans, net                           -        1         684           -          69        578         -      1,332
Income tax benefit related to stock plans            -        -         210           -           -          -         -        210
Other                                                -        -           -           -           -          -       (57)       (57)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        50      171      43,539      45,257      (6,692)    (3,511)     (131)    78,683
Net income                                           -        -           -       4,320           -          -         -      4,320
Shares issued, vested or forfeited
    under stock plans, net                           -        -       1,163           -         121       (205)        -      1,079
Income tax benefit related to stock plans            -        -         158           -           -          -         -        158
Other                                                -        -           -           -           -          -       (38)       (38)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        50      171      44,860      49,577      (6,571)    (3,716)     (169)    84,202
Net loss                                             -        -           -      (5,335)          -          -         -     (5,335)
Shares issued, vested or forfeited
    under stock plans, net                           2        6       5,454           -          35         92         -      5,589
Shares issued related to the Spice acquisition       -       18      47,505           -         906          -         -     48,429
Shares issued in public equity offering              -        9      24,541           -           -          -         -     24,550
Cancellation of treasury stock                     (3)      (8)     (5,619)           -       5,360          -         -          -
Income tax benefit related to stock plans            -        -       3,596           -           -          -         -      3,596
Other                                                -        -           -           -           -          -       250        250
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                     $  49    $ 196   $ 120,337    $ 44,242    $      -   $ (3,624)    $  81  $ 161,281
===================================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Fiscal Year       Fiscal Year       Six Months       Fiscal Year
Ended                                                    Ended             Ended            Ended             Ended
(in thousands)                                        12/31/99          12/31/98         12/31/97           6/30/97
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net income (loss)                                     $ (5,335)         $  4,320         $  1,065          $ 21,394
Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities
     Depreciation of property and equipment              2,055             2,010            1,007             2,210
     Amortization of intangible assets                   6,295             1,893              845             1,893
     Equity in operations of PTVI and other             13,871                 -                -                 -
     Gain on sale of investments                        (1,728)           (4,272)               -                 -
     Income tax benefit related to stock plans           3,596               158              210               735
     Amortization of investments in
       entertainment programming                        34,341            26,410           11,153            21,355
     Investments in entertainment programming          (35,262)          (25,902)         (14,359)          (30,747)
     Changes in current assets and liabilities
       Receivables                                       5,604            (8,357)            (398)           (3,110)
       Receivables from related parties                 (9,342)           (2,317)            (600)             (176)
       Inventories                                       1,854              (309)          (2,072)              195
       Deferred subscription acquisition costs          (2,009)              573           (3,066)              492
       Other current assets                                634            (2,294)             367            (2,146)
       Accounts payable                                    128            (1,434)           5,344             4,169
       Accounts payable to related parties               2,690                 -                -                 -
       Accrued salaries, wages and employee benefits     2,815             1,525           (1,628)            1,428
       Deferred revenues                                   707            (1,569)             943            (2,105)
       Deferred revenues from related parties            6,525                 -                -                 -
       Other liabilities and accrued expenses             (598)            2,353             (831)             (719)
-------------------------------------------------------------------------------------------------------------------
         Net change in current assets and liabilities    9,008           (11,829)          (1,941)           (1,972)
-------------------------------------------------------------------------------------------------------------------
     Increase in receivables from related parties      (54,375)                -                -                 -
     Increase in trademarks                             (6,690)          (3,645)           (1,767)           (2,898)
     (Increase) decrease in net deferred tax assets     (6,663)               35              457            (9,954)
     (Increase) decrease in other noncurrent assets       (437)            (843)             (405)             (632)
     Increase in deferred revenues from related
      parties                                           55,225                 -                -                 -
     Increase (decrease) in other noncurrent
      liabilities                                        1,188               548               (3)              106
     Net cash provided by (used for) discontinued
      operations                                            34              (542)             (18)              (79)
     Other, net                                            518               135               20               128
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used for)
           operating activities                         15,641           (11,524)          (3,736)            1,539
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Acquisition of Spice                                   (64,720)          (3,345)             (117)                -
Sale of investments                                      9,693               500                -                 -
Additions to property and equipment                     (2,363)          (1,144)             (765)             (671)
Funding of equity interests in
   international ventures                               (8,169)          (5,212)           (1,109)           (1,905)
Purchase of marketable securities                       (2,171)            (537)                -                 -
Other, net                                                  63                32                -               126
-------------------------------------------------------------------------------------------------------------------
          Net cash used for investing activities       (67,667)           (9,706)          (1,991)           (2,450)
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Proceeds from (payments on) short-term borrowings      (29,750)           19,750            5,500              (500)
Proceeds from financing obligations                    110,000                 -                -                 -
Repayment of financing obligations                     (20,000)                -             (350)             (350)
Net proceeds from public equity offering                24,550                 -                -                 -
Payment of debt assumed in acquisition of Spice        (10,471)                -                -                 -
Deferred financing fees                                 (4,669)            (175)                -                 -
Proceeds from employee stock benefit plans               5,553             1,049              221               626
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used for)
           financing activities                         75,213            20,624            5,371              (224)
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents    23,187              (606)            (356)           (1,135)
Cash and cash equivalents at beginning of period           341               947            1,303             2,438
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $ 23,528          $    341         $    947          $  1,303
===================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions, which are immaterial, have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Reclassifications:   Certain  amounts  reported  for  prior  periods  have  been reclassified to conform to the current year's presentation.

Change in Fiscal Year: In November 1997, the Board approved a change in the Company's fiscal year end from June 30 to December 31, which better aligns the Company's businesses with its customers and partners who also operate and plan on a calendar-year basis. The Company's financial statements and accompanying notes for the fiscal year ended December 31, 1998 represent the first full calendar year subsequent to this change.

Revenue Recognition: Revenues from the sale of Playboy magazine and Internet subscriptions are recognized over the terms of the subscriptions. Newsstand sales of Playboy magazine and special editions (net of estimated returns), and revenues from the sale of Playboy magazine advertisements, are recorded when each issue goes on sale. Domestic TV networks cable and DTH revenues are recognized based on pay-per-view buys and monthly subscriber counts reported each month by the system operators. International TV revenues are recognized based on existing library and current programming licensed to PTVI. Domestic home video revenues generally are recognized based on unit sales reported for new releases each month by the Company's distributor and a distribution agreement for backlist titles. Revenues from the direct marketing of catalog and e-commerce products are recognized when the items are shipped.

Cash Equivalents: Cash equivalents are temporary cash investments with an original maturity of three months or less at date of purchase and are stated at cost.

Marketable Securities: Marketable securities are classified as available-for-sale securities as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are stated at fair value and unrealized holding gains and losses are reflected as a net amount as a separate component of shareholders' equity.

Inventories: Inventories are stated at the lower of cost (average cost and specific cost) or fair value.

Property and Equipment: Property and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases. Repair and maintenance costs are expensed as incurred, and major betterments are capitalized. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property and equipment are included in nonoperating income or expense.

Deferred Subscription Acquisition Costs: Costs associated with the promotion of Playboy magazine subscriptions, which consist primarily of postage, costs to produce direct-mail solicitation materials and other costs to attract and renew subscribers, are deferred and amortized over the period during which the future benefits are expected to be received. This is consistent with the provisions of Statement of Position 93-7, Reporting on Advertising Costs. See Note (O) Advertising Costs.

Programming Costs and Amortization: Programming costs include original programming and film acquisition costs, which are generally capitalized and amortized. The portion of original programming costs assigned to the domestic TV networks market is principally amortized on the straight-line method over three years. The portion of current original programming costs assigned to the international TV market is fully amortized upon availability to PTVI. Existing library original programming costs allocated to the international TV market are amortized proportionately with license fees recognized related to the PTVI agreement. The portion of original programming costs assigned to the worldwide home video market is amortized using the individual-film-forecast-computation method. Film acquisition costs assigned to domestic markets are amortized principally on the straight-line method over the license term, generally three years or less, while those assigned to the international TV market are fully amortized upon availability to PTVI. Management believes that these methods provide a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films and programs are expected to be realized. Film and program amortization is adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis. Based on management's estimate of future total gross revenues as of December 31, 1999, substantially all unamortized programming costs applicable to released programs are expected to be amortized during the next three years. See Note (N) Programming Costs.

Intangible Assets: Goodwill, the excess of the purchase price of acquired businesses over the fair value of net assets acquired, is amortized on the straight-line method generally over 40 years. Trademark acquisition costs are capitalized and amortized on the straight-line method over 40 years. Trademark and copyright defense, registration and/or renewal costs are capitalized and amortized on the straight-line method over 15 years. A noncompete agreement related to the Spice acquisition is amortized on the straight-line method over five years, and is included in "Other noncurrent assets."

Financial Instruments: Financial instruments are primarily utilized by the Company to manage risks associated with interest rate and foreign exchange volatility. The Company does not hold or issue financial instruments for trading purposes. In May 1999, the Company entered into a two-year interest rate swap agreement which effectively allows the Company to exchange its floating interest rate on $45.0 million of its financing obligations for a fixed rate. The differential to be paid or received is accrued monthly as an adjustment to interest expense. The Company also utilizes forward contracts to minimize the impact of currency movements on royalties received and certain payments denominated in foreign currencies primarily in Japan and Germany. The terms of these contracts are generally one year or less. Gains and losses related to these agreements are recorded in operating results as part of, and concurrent with, the transaction. As of December 31, 1999 and 1998, the Company had approximately $1,700,000 and $2,155,000, respectively, in outstanding foreign exchange forward contracts.

Income (Loss) per Common Share: During the transition period, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 simplifies the previous standards for computing earnings per share ("EPS") and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. See Note (J) Income (Loss) per Common Share.

Equity in Operations of PTVI and Other: Equity in operations of PTVI includes the Company's 19.9% interest in the results of PTVI, the accounting effects of the formation of the venture and the elimination of unrealized profits of certain transactions between the Company and PTVI.

Other in fiscal year 1999 included the equity in results of the United Kingdom television networks prior to the PTVI transaction, and in years prior to fiscal year 1999 included the equity results in duPont.

Minority Interest: The Company owns a majority interest in VIPress Poland Sp. z o.o. ("VIPress"), publisher of the Polish edition of Playboy magazine. The financial statements of VIPress are included in the Company's financial statements. The minority interest in the results of operations of VIPress is included in nonoperating income or expense and the minority interest in the equity of VIPress is included in "Other noncurrent liabilities."

Foreign Currency Translation: Assets and liabilities in foreign currencies are translated into U.S. dollars at the exchange rate existing at the balance sheet date. The net exchange differences resulting from these translations are recorded as a separate component of shareholders' equity. Revenues and expenses are translated at average rates for the period.

New Accounting Pronouncements: In June 1998, the FASB issued Statement 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The effective date of this statement was delayed in June 1999 through the issuance of Statement 137. The effective date has been extended to fiscal years beginning after June 15, 2000. Management is evaluating the effect that adoption of Statement 133 will have on the Company's financial statements.

(B)   ACQUISITION

On March 15, 1999, the Company completed its acquisition of Spice, a leading provider of adult television entertainment. The current determination of the purchase price, including transaction costs and Spice debt, is approximately $127 million. The purchase price and its allocation are subject to change upon final determination. The purchase was financed through the issuance of approximately $48 million, or approximately two million shares, of the Company's Class B common stock, and the remainder through the payment and issuance of long-term debt. See Note (Q) Financing Obligations. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Spice since the acquisition date have been included in the Company's Consolidated Statements of Operations and Comprehensive Income. Goodwill of approximately $90 million has been recorded and is being amortized over 40 years. Immediately preceding the acquisition, Spice sold certain of its assets. Receivables of $10.0 million related to this sale and related gains have been deferred by the Company in accordance with Staff Accounting Bulletin 81 due to the capitalization and leverage levels of the purchaser.

       The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition occurred on January 1, 1998 (in thousands, except per share amounts):

                                                          Dec. 31,    Dec. 31,
                                                           1999         1998
----------------------------------------------------------------------------
Net revenues                                             $354,875    $ 342,659
Net loss                                                    (6,905)       (754)
Basic and diluted EPS                                    $   (0.30)  $   (0.03)
------------------------------------------------------------------------------

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

(C)      PLAYBOY TV INTERNATIONAL, LLC JOINT VENTURE

 During the quarter ended September 30, 1999, the Company entered into a joint venture with a wholly-owned subsidiary of the Cisneros Group of Companies. PTVI has the exclusive right to create and launch new television networks under the Playboy and Spice brands in territories outside of the United States and Canada and, under certain circumstances, to license programming to third parties. PTVI will also own and operate all existing international Playboy TV and Spice networks. In addition, the Company and PTVI have entered into program supply and trademark license agreements. Currently, the Company has a 19.9% interest in PTVI with an option to increase up to 50% for a certain period of time.

       Under the agreements with PTVI, the Company will receive $100.0 million, $30.0 million of which was received during fiscal year 1999, with the remainder to be received over the next five years. PTVI also has a long-term commitment with the Company to license international television rights to each year's production output, with payments representing a percentage of the Company's annual production spending. In fiscal year 1999, the Company recognized revenues related to PTVI of $35.2 million.

       Summarized financial information for PTVI for the fiscal period ended December 31, 1999, which has been derived from the PTVI audited financial statements, is presented below (in thousands):

 Revenues                                                           $  9,403
 Gross profit                                                          7,263
 Net loss                                                            (3,029)

 Current assets                                                       21,609
 Noncurrent assets                                                    67,461
Current liabilities                                                   14,986
 Noncurrent liabilities                                             $ 45,717
 ---------------------------------------------------------------------------

(D)   RESTRUCTURING EXPENSES

In fiscal year 1999, the Company began an assessment of its structure directed towards reducing costs which led to a decision to reduce its work force by 49 employees, or approximately 6%, through company-wide layoffs and attrition. As of December 31, 1999, 18 employees had been terminated. In the fourth quarter of fiscal year 1999, a $1,091,000 restructuring charge was recorded for severance, of which $43,000 was paid by December 31, 1999. An additional charge of approximately $255,000 is expected to be recorded in the first quarter of fiscal year 2000 representing the termination of an additional eight employees. Additionally, 23 positions were eliminated through attrition. The Company expects all charges related to this restructuring to be recorded by the end of the first quarter of fiscal year 2000.

(E)      SALE OF INVESTMENTS

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

       On December 31, 1998, the Company sold back to duPont the 20% interest in duPont's common stock owned by the Company. Sale proceeds were $5.0 million, which consisted of $0.5 million of cash and a $4.5 million promissory note bearing interest at the prime rate, which was paid on January 4, 1999. The Company realized a gain before and after income taxes of $4.3 million on the sale. There was no income tax effect related to this gain due to the application of a capital loss carryforward.

(F)   INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):

                                                          Fiscal Year    Fiscal Year     Six Months     Fiscal Year
                                                                Ended          Ended          Ended           Ended
                                                             12/31/99       12/31/98       12/31/97         6/30/97
-------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                  $       -      $     208       $      -       $     354
   State                                                          740            557            180             501
   Foreign                                                      1,591          1,747            747           1,721
-------------------------------------------------------------------------------------------------------------------
     Total current                                              2,331          2,512            927           2,576
-------------------------------------------------------------------------------------------------------------------
Deferred:
   Federal                                                     (8,690)            35            457          (9,954)
   State                                                       (1,309)             -              -               -
   Foreign                                                          -              -              -               -
-------------------------------------------------------------------------------------------------------------------
     Total deferred                                            (9,999)            35            457          (9,954)
-------------------------------------------------------------------------------------------------------------------
Benefit of stock compensation recorded
   in capital in excess of par value                            3,596            158            210             735
Benefit of pre-acquisition losses recorded
   in goodwill                                                  3,336              -              -               -
Benefit recorded as part of cumulative
   effect of change in accounting principle                         -              -            554               -
-------------------------------------------------------------------------------------------------------------------
Total income tax provision (benefit)                        $    (736)     $   2,705       $  2,148       $  (6,643)
===================================================================================================================
Income tax provision (benefit) applicable to:
   Continuing operations                                    $    (862)     $   2,705       $  2,148       $  (6,643)
   Discontinued operations                                        126              -              -               -
-------------------------------------------------------------------------------------------------------------------
Total income tax provision (benefit)                        $    (736)     $   2,705       $  2,148       $  (6,643)
===================================================================================================================


The income tax provision (benefit) from continuing operations differed from a provision (benefit) computed at the U.S. statutory tax rate as follows (in thousands):

                                                          Fiscal Year    Fiscal Year     Six Months     Fiscal Year
                                                                Ended          Ended          Ended           Ended
                                                             12/31/99       12/31/98       12/31/97         6/30/97
-------------------------------------------------------------------------------------------------------------------
Statutory rate tax provision (benefit)                      $  (2,251)     $   2,459       $  1,459       $   5,163
Increase (decrease) in taxes resulting from:
   Foreign withholding tax on licensing income                  1,591          1,368            747           1,452
   Foreign income tax in excess of statutory rates                  -            127              -               -
   State income taxes                                            (569)           557            180             501
   Nondeductible expenses                                         903            399            180             342
   Reduction in valuation allowance                                 -         (1,543)             -         (13,486)
   Tax benefit of foreign taxes paid or accrued                  (516)          (465)          (328)           (538)
   Effect of rate increase                                          -           (225)             -               -
   Other                                                          (20)            28            (90)            (77)
-------------------------------------------------------------------------------------------------------------------
Total income tax provision (benefit)
   from continuing operations                               $    (862)     $   2,705       $  2,148       $  (6,643)
===================================================================================================================

The U.S. statutory tax rate applicable to the Company for fiscal years 1999 and 1998, the transition period and fiscal year 1997 was 35%, 35%, 34% and 35%, respectively.

       Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.

       At June 30, 1997, the Company evaluated its NOLs and other deferred tax assets and liabilities in relation to the Company's recent earnings history and its projected future earnings. As a result of this review, the Company reduced the valuation allowance balance by $13.5 million due to reevaluating the realizability of the deferred tax assets in future years.

       The significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1999 are presented below (in thousands):

                                                                            Dec. 31,            Net        Dec. 31,
                                                                                1998         Change            1999
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                                       $    4,972      $     226      $    5,198
   Capital loss carryforwards                                                  8,914              -           8,914
   Tax credit carryforwards                                                   10,349            957          11,306
   Temporary difference related to PTVI                                            -          4,449           4,449
   Other deductible temporary differences                                     13,023          6,179          19,202
-------------------------------------------------------------------------------------------------------------------
     Total deferred tax assets                                                37,258         11,811          49,069
     Valuation allowance                                                     (15,438)          (439)        (15,877)
------------------------------------------------------------------------------------------------------------------
       Deferred tax assets                                                    21,820         11,372          33,192
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred subscription acquisition costs                                    (4,270)        (1,857)         (6,127)
   Intangible assets                                                               -        (14,409)        (14,409)
   Other taxable temporary differences                                        (3,616)          (772)         (4,388)
------------------------------------------------------------------------------------------------------------------
       Deferred tax liabilities                                               (7,886)       (17,038)        (24,924)
------------------------------------------------------------------------------------------------------------------
Net deferred tax assets                                                   $   13,934      $  (5,666)     $    8,268
===================================================================================================================

At December 31, 1998, $7.4 million of the $13.9 million net deferred tax asset was included in "Other current assets" and $6.5 million was segregated as "Net deferred tax assets." Associated with the Spice acquisition, $15.7 million of deferred tax liabilities were recorded under the purchase method of accounting for certain identifiable intangible assets, comprising trademarks, noncompete agreements and a film library. At December 31, 1999, after consideration of this additional $15.7 million of deferred tax liabilities, $2.9 million of the $8.3 million net deferred tax asset was included in "Other current assets" and $5.4 million was segregated as "Net deferred tax assets."

       Realization of the net deferred tax asset is dependent upon the Company's ability to generate taxable income in future years. The recognition of benefits in the financial statements is based upon projections by management of future operating income and the anticipated reversal of temporary differences that will result in taxable income. Projections of future earnings were based on adjusted historical earnings.

       In order to fully realize the net deferred tax asset of $8.3 million at December 31, 1999, the Company will need to generate future taxable income of approximately $24.0 million prior to the expiration of the Company's NOLs. Management believes that it is more likely than not that the required amount of such taxable income will be realized. Management will periodically reconsider the assumptions utilized in the projection of future earnings and, if warranted, increase or decrease the amount of deferred tax assets through an adjustment to the valuation allowance.

       At December 31, 1999, the Company had NOLs of $14.9 million with $11.7 million expiring in 2009, $2.5 million expiring in 2012 and $0.7 million expiring in 2019. The Company had capital loss carryforwards of $25.5 million expiring in 2004. In addition, foreign tax credit carryforwards of $9.3 million, investment tax credit carryforwards of $0.9 million and minimum tax credit carryforwards of $1.1 million are available to reduce future U.S. federal income taxes. The foreign tax credit carryforwards expire in 2000 through 2004 and the investment tax credit carryforwards expire in 2000 through 2001. The minimum tax credit carryforwards have no expiration.

(G)   DISCONTINUED OPERATIONS

During the fiscal year ended June 30, 1986, the Company discontinued operations at its company-owned and operated clubs. A reserve was established for estimated costs to fulfill the court-approved settlement of the Playboy Club keyholder lawsuits. During the fourth quarter of fiscal year 1999, the Company reversed its estimate of the remaining liabilities related to the lawsuits, resulting in a gain on disposal of discontinued operations of $168,000, net of $90,000 of income tax expense.

       In January 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice related to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. On September 10, 1998, the Company entered into a consent decree settling this matter, which was entered by the United States District Court for the Eastern District of Wisconsin on November 25, 1998. The Company had established adequate reserves to cover its approximately $525,000 share of the cost (based on an agreement with one of the other PRPs) of the agreed upon remediation, which was paid in December 1998. During the fourth quarter of fiscal year 1999, the Company reversed its estimate of the remaining liabilities related to this matter, resulting in a gain on disposal of discontinued operations of $65,000, net of $36,000 of income tax expense.

(H)   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

A $1,077,000 charge, net of an income tax benefit of $554,000, was reported in the transition period as "Cumulative effect of change in accounting principle" as a result of the Company's change in accounting for certain start-up costs to conform to the accounting required by SOP 98-5, Reporting on the Costs of Start-Up Activities. This statement requires the expense recognition, as opposed to capitalization, of costs related to start-up activities. The expenses were primarily related to development costs of casino gaming ventures that had previously been capitalized prior to July 1, 1997, the date of the Company's early adoption. The impact of this change in accounting principle on operating income in the transition period resulted in expenses of $576,000.

       Pro forma amounts, assuming SOP 98-5 was applied beginning in fiscal year 1997, follow with comparisons to actual results (in thousands, except per share amounts):

                                                     Six Months     Fiscal Year
                                                          Ended           Ended
                                                       12/31/97         6/30/97
-------------------------------------------------------------------------------
Income before cumulative effect of
   change in accounting principle
     As reported                                       $  2,142        $ 21,394
     Pro forma                                            2,142          20,857

Net income
     As reported                                          1,065          21,394
     Pro forma                                            2,142          20,857

Income per common share before
   cumulative effect of change in
   accounting principle
     Basic, as reported                                    0.10            1.05
     Basic, pro forma                                      0.10            1.03
     Diluted, as reported                                  0.10            1.03
     Diluted, pro forma                                    0.10            1.01

Net income per common share
     Basic, as reported                                    0.05            1.05
     Basic, pro forma                                      0.10            1.03
     Diluted, as reported                                  0.05            1.03
     Diluted, pro forma                                $   0.10        $   1.01
-------------------------------------------------------------------------------

(I)   COMPREHENSIVE INCOME

During fiscal year 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 requires that the Company disclose comprehensive income in addition to net income (loss). Comprehensive income is a more inclusive financial reporting methodology that encompasses net income
(loss) and all other nonshareholder changes in equity (other comprehensive income or loss).

      The  following  sets forth the  components of other  comprehensive  income
 (loss), and the related income tax expense or benefit allocated to each item (in thousands):

                                                          Fiscal Year    Fiscal Year     Six Months     Fiscal Year
                                                                Ended          Ended          Ended           Ended
                                                             12/31/99       12/31/98       12/31/97         6/30/97
-------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment (1)                 $    (90)      $      (4)     $     (37)       $    (37)
Unrealized gain (loss) on marketable securities (2)         $     252      $     (21)     $       -        $      -
-------------------------------------------------------------------------------------------------------------------

(1) Net of a related tax benefit of $48, $2, $20 and $20 for fiscal years 1999 and 1998, the transition period and fiscal year 1997, respectively.

(2) Net of related tax expense of $136 and a tax benefit of $11 for fiscal years 1999 and 1998, respectively.

(J)   INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

                                                          Fiscal Year    Fiscal Year     Six Months     Fiscal Year
                                                                Ended          Ended          Ended           Ended
                                                             12/31/99       12/31/98       12/31/97         6/30/97
-------------------------------------------------------------------------------------------------------------------
Numerator:
    For basic and diluted EPS--
       Income (loss) from continuing operations before
         cumulative effect of change in accounting
           principle                                         $ (5,568)      $  4,320       $  2,142        $ 21,394
       Gain on disposal of discontinued
          operations (net of tax)                                 233              -              -               -
-------------------------------------------------------------------------------------------------------------------
       Income (loss) before cumulative effect of change
          in accounting principle                              (5,335)         4,320          2,142          21,394
       Cumulative effect of change
         in accounting principle (net of tax)                       -              -         (1,077)              -
-------------------------------------------------------------------------------------------------------------------
       Net income (loss)                                     $ (5,335)      $  4,320       $  1,065        $ 21,394
===================================================================================================================

Denominator:
    Denominator for basic EPS--
       weighted-average shares                                 22,872         20,548         20,487          20,318
-------------------------------------------------------------------------------------------------------------------
    Effect of dilutive potential common shares:
       Stock options                                                -            488            331             315
       Nonvested restricted stock awards                            -              -              -              61
-------------------------------------------------------------------------------------------------------------------
         Dilutive potential common shares                           -            488            331             376
-------------------------------------------------------------------------------------------------------------------
    Denominator for diluted EPS--
       adjusted weighted-average shares                        22,872         21,036         20,818          20,694
===================================================================================================================

Basic EPS
    Income (loss) before cumulative effect of change
       in accounting principle
         From continuing operations                          $  (0.24)      $   0.21        $  0.10        $   1.05
         From discontinued operations (net of tax)               0.01              -              -               -
-------------------------------------------------------------------------------------------------------------------
              Total                                             (0.23)          0.21           0.10            1.05
    Cumulative effect of change in accounting
       principle (net of tax)                                       -              -          (0.05)              -
-------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                        $  (0.23)      $   0.21       $   0.05        $   1.05
===================================================================================================================

Diluted EPS
    Income (loss) before cumulative effect of change
       in accounting principle
         From continuing operations                          $  (0.24)      $   0.21       $   0.10        $   1.03
         From discontinued operations (net of tax)               0.01              -              -               -
-------------------------------------------------------------------------------------------------------------------
              Total                                             (0.23)          0.21           0.10            1.03
    Cumulative effect of change in accounting
       principle (net of tax)                                       -              -          (0.05)              -
-------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                        $  (0.23)      $   0.21       $   0.05        $   1.03
===================================================================================================================

During the fiscal year ended December 31, 1999, approximately 325,000 weighted-average shares of Class B restricted stock awards outstanding were not included in the computation of diluted EPS as the operating income objectives applicable to these restricted awards were not met during that period. Options to purchase approximately 300,000 weighted-average shares of Class B common stock were outstanding during fiscal year 1999 but were not included in the computation of diluted EPS as the options' exercise prices were greater than the average market price of the Class B common stock, the effect of which was antidilutive. Additionally, approximately 715,000 potential common shares related to stock options were not included in the fiscal year 1999 computation as their effect was antidilutive. See Note (S) Stock Plans.

(K)      FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For cash and cash equivalents, trade receivables, certain other current assets, short-term borrowings, and current maturities of long-term debt, the amounts reported approximate fair value due to their short-term nature. For long-term debt, the amount reported approximates fair value as the interest rate on the debt is reset generally every quarter to reflect current rates. For interest rate swap agreements, the fair value of $0.6 million reflects the estimated amount that the Company would expect to receive if it terminated the agreement at December 31, 1999. For foreign currency forward contracts, the fair value is estimated using quoted market prices established by financial institutions for comparable instruments, which approximates the contracts' values.

(L)      MARKETABLE SECURITIES

Marketable securities, purchased in connection with the Company's deferred compensation plans, consisted of the following (in thousands):

                                                       Dec. 31,        Dec. 31,
                                                           1999            1998
-------------------------------------------------------------------------------
Cost of marketable securities                          $  2,708        $    537
Gross unrealized holding gains                              432               -
Gross unrealized holding losses                             (76)            (32)
-------------------------------------------------------------------------------
Fair value of marketable securities                    $  3,064        $    505
===============================================================================

There were no proceeds from the sale of marketable securities for fiscal years 1999 and 1998, respectively, and therefore no gains or losses were realized. The net unrealized holding gain included in shareholders' equity during fiscal year 1999 was $0.4 million.

(M)   INVENTORIES

Inventories consisted of the following (in thousands):
                                                       Dec. 31,        Dec. 31,
                                                           1999            1998
-------------------------------------------------------------------------------
Paper                                                  $  6,226        $  8,277
Editorial and other prepublication costs                  6,432           6,052
Merchandise finished goods                               11,173          11,356
-------------------------------------------------------------------------------
Total inventories                                      $ 23,831        $ 25,685
===============================================================================

(N)   PROGRAMMING COSTS

Current programming costs consisted of the following (in thousands):
                                                       Dec. 31,        Dec. 31,
                                                           1999            1998
-------------------------------------------------------------------------------
Released, less amortization                            $ 39,332        $ 34,573
Completed, not yet released                              13,214           8,769
-------------------------------------------------------------------------------
Total current programming costs                        $ 52,546        $ 43,342
===============================================================================

Noncurrent programming costs of $3.1 million and $6.0 million at December 31, 1999 and 1998, respectively, consisted of programs in the process of production.

(O)   ADVERTISING COSTS

The Company expenses advertising costs as incurred, except for direct-response advertising. Direct-response advertising consists primarily of costs associated with the promotion of magazine subscriptions, principally the production of direct-mail solicitation materials and postage, and the distribution of catalogs and direct commerce mailings for use in the Catalog and Playboy Online Groups. The capitalized direct-response advertising costs are amortized over the period during which the future benefits are expected to be received, generally six to 12 months.

       At December 31, 1999 and 1998, advertising costs of $10.0 million and $9.9 million, respectively, were deferred and included in "Deferred subscription acquisition costs" and "Other current assets." For fiscal years 1999 and 1998, the transition period and fiscal year 1997, the Company's advertising expense was $53.5 million, $49.5 million, $23.9 million and $46.2 million, respectively.

(P)      PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

                                                       Dec. 31,        Dec. 31,
                                                           1999            1998
-------------------------------------------------------------------------------
Land                                                 $      292     $       292
Buildings and improvements                                8,467           8,412
Furniture and equipment                                  15,778          22,068
Leasehold improvements                                    8,681           8,270
-------------------------------------------------------------------------------
Total property and equipment                             33,218          39,042
Accumulated depreciation                                (23,803)        (29,885)
-------------------------------------------------------------------------------
Total property and equipment, net                     $   9,415       $   9,157
===============================================================================

The Company retired approximately $8.1 million of fully depreciated assets in fiscal year 1999.

(Q)   FINANCING OBLIGATIONS

Financing obligations consisted of the following (in thousands):

                                                                                                Dec. 31,   Dec. 31,
                                                                                                    1999       1998
-------------------------------------------------------------------------------------------------------------------
Short-term borrowings, weighted average interest of 7.16% at December 31, 1998                  $      -   $ 29,750
===================================================================================================================
Long-term financing obligations:
   Tranche A term loan, interest at 2.75% over LIBOR, due in installments through 2004            18,400          -
   Tranche B term loan, interest at 3.25% over LIBOR, due in installments through 2006            71,600          -
   Less current maturities                                                                       (15,000)         -
-------------------------------------------------------------------------------------------------------------------
Total long-term financing obligations                                                           $75,000       $   -
===================================================================================================================

The aggregate minimum amount of long-term debt payable is approximately $15.0 million, $3.9 million, $5.2 million, $6.7 million and $23.3 million during fiscal years 2000, 2001, 2002, 2003 and 2004, respectively, and $35.9 million thereafter.

       In connection with financing the Company's acquisition of Spice, the Company entered into a $150.0 million credit agreement dated as of February 26, 1999. The agreement provided financing to (a) purchase all of the outstanding shares of Spice and pay related acquisition costs; (b) repay the existing debt of the Company and Spice; and (c) fund future general working capital and investment needs. This agreement replaced an existing $40.0 million revolving credit agreement in place at December 31, 1998 which covered short-term borrowings and the issuance of letters of credit, of which $0.2 million was outstanding at December 31, 1998.

       The $150.0 million agreement originally consisted of three components: a $40.0 million revolving credit facility with a $10.0 million letter of credit sublimit, of which $0.2 million was outstanding at December 31, 1999; a $35.0 million tranche A term loan; and a $75.0 million tranche B term loan. On September 16, 1999, the Company used $20.0 million of the cash proceeds from PTVI to repay the term debt which reduced the credit facility to $130.0 million. The revolving credit facility and tranche A term loan mature on March 15, 2004. The tranche B term loan matures on March 15, 2006. Loans bear interest at a rate equal to specified index rates plus margins that fluctuate based on the Company's ratio of consolidated debt to consolidated adjusted EBITDA (earnings before income taxes, interest expense and depreciation and amortization, less cash investments in programming). The Company is assessed a 0.5% commitment fee on the unused portion of its revolving credit facility. The Company's obligations under the agreement are unconditionally guaranteed by each of the Company's existing and subsequently acquired domestic restricted subsidiaries (all domestic subsidiaries except Playboy.com, Inc.). The agreement and related guarantees are collateralized by substantially all of Playboy Enterprises, Inc.'s and its domestic restricted subsidiaries' assets.

       The agreement contained financial covenants requiring the Company to maintain certain leverage, cash flow, interest coverage and fixed charge coverage ratios. Other covenants included limitations on other indebtedness, investments, capital expenditures and dividends. The agreement also required mandatory prepayments with net cash proceeds resulting from excess cash flow, asset sales and the issuance of certain debt obligations or equity securities, with certain exceptions as described in the agreement.

       Effective February 3, 2000, the agreement was amended and the Company made a $15.0 million repayment on the term loans, which reduced the term debt from $90.0 million to $75.0 million and the revolving credit facility, which had not been drawn upon since its establishment, was reduced by $5.0 million to $35.0 million. The interest rate margin on all future borrowings was increased by 0.25% from the terms of the original agreement. The amendment primarily changed the agreement in the areas of the financial covenant ratios, mandatory prepayment obligations and funding of the Company's unrestricted subsidiary, Playboy.com, Inc.

       The amendment waived the financial covenants for the quarters ended September 30, 1999 and December 31, 1999. Beginning with the quarter ended March 31, 2000, the minimum cash flow covenant was eliminated and the required ratios for the leverage, interest coverage and fixed charge coverage covenants were adjusted to reflect the Company's revised financial projections. The amendment also eliminated the mandatory prepayment provision associated with the proceeds from the anticipated Playboy.com, Inc. IPO, as well as from certain asset sales under the condition that the sale proceeds are reinvested within 36 months from the sale date.

       In connection with the anticipated Playboy.com, Inc. IPO, the Company agreed to reduce the revolving credit facility by an additional $5.0 million to $30.0 million, effective with the funding date of the IPO. The cash proceeds of the IPO are expected to provide the required liquidity for Playboy.com, Inc. Until then, the maximum allowable funding from the Company to Playboy.com, Inc. is limited to $10.0 million, effective January 1, 2000.

(R)   CONTINGENCIES

The programming of the Company's networks is delivered to cable and DTH operators through communications satellite transponders. The Company's current transponder leases contain protections typical in the industry against transponder failure, including access to spare transponders, and conditions under which the Company's access may be denied. The Company believes that the transponder for Playboy TV will continue to be available to it through the end of the expected life of the satellite (currently estimated to be 2004). The Company's current lease term for Playboy TV expires October 30, 2001 and can be renewed for an additional three years. The Company's current lease term for the Spice networks' transponder extends through the remainder of the satellite's life (currently estimated to be 2011). Major limitations on the Company's access to cable or DTH systems or satellite transponder capacity could materially adversely affect the Company's operating performance. There have been no instances in which the Company has been denied access to the transponders it leases.

       In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act, which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 commenced May 18, 1997. The Company's full case on the merits was heard by the Delaware District Court in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants appealed this judgment and the Supreme Court heard the appeal on November 30, 1999. Management believes that the effect of
Section 505 on the Company's financial performance is likely to continue until the case is finally decided.

 (S)  STOCK PLANS

The Company has various stock plans for key employees and nonemployee directors which provide for the grant of nonqualified and incentive stock options, and shares of restricted stock, deferred stock and other performance-based equity awards. The exercise price of options granted must equal or exceed the fair value at the grant date. In general, options become exercisable over a two- or four-year period from the grant date and expire 10 years from the grant date. Restricted stock awards provide for the issuance of Class B common stock ("Class B stock") subject to restrictions that lapse if the Company meets specified operating income objectives pertaining to a fiscal year. Vesting requirements for certain restricted stock awards will lapse automatically, regardless of whether or not the Company has achieved those objectives, generally 10 years from the award date. In addition, one of the plans pertaining to nonemployee directors also allows for the issuance of Class B stock as awards and payment for annual retainers and meeting fees.

       At December 31, 1999, a total of 1,546,462 shares of Class B stock were available for future grants under the various stock plans combined. Stock option transactions are summarized as follows:

 Stock Options Outstanding
                                                                                                Weighted Average
                                                                      Shares                     Exercise Price
---------------------------------------------------------------------------------------------------------------
                                                              Class A        Class B        Class A         Class B
-------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1996                                  115,000      1,146,500          $6.72         $  7.97
Granted                                                             -        477,500              -           13.87
Exercised                                                           -        (57,500)             -            7.55
Canceled                                                            -        (51,250)             -           12.72
------------------------------------------------------------------------------------
Outstanding at June 30, 1997                                  115,000      1,515,250           6.72            9.74
Granted                                                             -         70,000              -           15.03
Exercised                                                           -        (15,000)             -            7.96
Canceled                                                            -              -              -               -
------------------------------------------------------------------------------------
Outstanding at December 31, 1997                              115,000      1,570,250           6.72            9.99
Granted                                                             -        167,500              -           16.15
Exercised                                                           -       (76,250)              -           10.96
Canceled                                                            -       (140,000)             -           13.60
------------------------------------------------------------------------------------
Outstanding at December 31, 1998                              115,000      1,521,500           6.72           10.29
Granted                                                             -      1,008,000              -           23.67
Exercised                                                   (110,000)       (578,500)          6.69            7.90
Canceled                                                            -       (115,500)             -           17.89
------------------------------------------------------------------------------------
Outstanding at December 31, 1999                                5,000      1,835,500          $7.38          $17.91
===================================================================================================================

The weighted average exercise prices for Class A and Class B exercisable options at June 30, 1997 were $6.72 and $7.59, respectively, and at December 31, 1997 were $6.72 and $8.00, respectively. The weighted average exercise prices for Class A and Class B exercisable options at December 31, 1998 were $6.72 and $8.54, respectively. The following table summarizes information regarding stock options at December 31, 1999:

                                                     Options Outstanding                    Options Exercisable
                                        -------------------------------------------    ------------------------
                                                           Weighted        Weighted                        Weighted
                                                            Average         Average                         Average
Range of                                     Number       Remaining        Exercise          Number        Exercise
Exercise Prices                         Outstanding            Life           Price     Exercisable           Price
-------------------------------------------------------------------------------------------------------------------
Class A
$7.38                                         5,000            1.66         $  7.38           5,000         $  7.38


Class B
$5.38-$13.63                                615,500            4.35         $  9.65         547,375         $  9.24
14.75-22.63                                 872,500            8.50           19.37         287,500           18.64
$25.56-$31.50                               347,500            9.07           28.87               -               -
-------------------------------------------------------------------------------------------------------------------
Total Class B                             1,835,500            7.22         $ 17.91         834,875         $ 12.47
-------------------------------------------------------------------------------------------------------------------

The following table summarizes transactions related to restricted stock awards:

Restricted Stock Awards Outstanding
                                                                      Class B
-----------------------------------------------------------------------------
Outstanding at June 30, 1996                                          486,250
Awarded                                                                68,750
Vested                                                               (121,564)
Canceled                                                             (28,125)
----------------------------------------------------------------------------
Outstanding at June 30, 1997                                          405,311
Awarded                                                                37,500
Vested                                                              (115,939)
Canceled                                                                    -
-----------------------------------------------------------------------------
Outstanding at December 31, 1997                                      326,872
Awarded                                                                46,250
Vested                                                                      -
Canceled                                                             (42,500)
----------------------------------------------------------------------------
Outstanding at December 31, 1998                                      330,622
Awarded                                                                26,250
Vested                                                                      -
Canceled                                                             (49,374)
----------------------------------------------------------------------------
Outstanding at December 31, 1999                                      307,498
=============================================================================

Effective July 1, 1996, the Company established an Employee Stock Purchase Plan to provide substantially all regular full- and part-time employees an opportunity to purchase shares of its Class B stock through payroll deductions. The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on the closing price less a 15% discount. At December 31, 1999, a total of approximately 87,000 shares of Class B stock were available for future purchases under this plan.

       Stock options are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation expense has been recognized related to these options. Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), compensation expense is measured at the grant date based on the fair value of the award and is recognized over the vesting period. The Company has adopted the disclosure-only provisions of Statement 123. Had compensation expense for these options been determined consistent with Statement 123, the Company's net income and basic and diluted EPS would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                     Fiscal Year    Fiscal Year     Six Months     Fiscal Year
                           Ended          Ended          Ended           Ended
                        12/31/99       12/31/98       12/31/97         6/30/97
------------------------------------------------------------------------------
Net income (loss)
   As reported          $(5,335)       $  4,320       $  1,065        $ 21,394
   Pro forma            (10,121)          3,194            658          21,008
Basic EPS
   As reported            (0.23)           0.21           0.05            1.05
   Pro forma              (0.44)           0.16           0.03            1.03
Diluted EPS
   As reported            (0.23)           0.21           0.05            1.03
   Pro forma            $ (0.44)       $   0.15       $   0.03        $   1.02
------------------------------------------------------------------------------

The fair value of each option  grant was  estimated  on the grant date using the
Black-Scholes   option-pricing   model  with  the  following   weighted  average
assumptions:

                           Fiscal Year   Fiscal Year   Six Months   Fiscal Year
                                 Ended         Ended        Ended         Ended
                              12/31/99      12/31/98     12/31/97       6/30/97
-------------------------------------------------------------------------------
Risk-free interest rate          4.86%         5.63%        6.14%         6.56%
Expected stock price
  volatility                    44.11%        41.47%       40.07%        40.00%
Expected dividend yield              -             -            -             -
-------------------------------------------------------------------------------

 For fiscal year 1997, the transition period and fiscal years 1998 and 1999, an expected life of six years was used for all of the stock options except one as noted below, and the weighted average fair value of options granted was $6.87, $7.35, $7.91 and $9.72, respectively. For one incentive stock option granted in fiscal year 1997 with a shorter term, an expected life of five years was used, and the weighted average fair value of that option was $6.17. For fiscal year 1997, the transition period and fiscal years 1998 and 1999, the weighted average fair value of restricted stock awarded was $13.67, $14.05, $16.14 and $22.13, respectively.

       The pro forma effect on net income (loss) for fiscal year 1997, the transition period and fiscal years 1998 and 1999 may not be representative of the pro forma effect on net income (loss) in future years as the Statement 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to July 1, 1995.

(T)   PUBLIC EQUITY OFFERINGS

In May 1999, the Company completed a public equity offering of 2,875,000 shares of nonvoting Class B common stock at a price of $30.00 per share. Two million shares were sold by a trust established by, and for the benefit of, Hugh M. Hefner, the Company's founder and principal stockholder, and 875,000 shares were sold by the Company. Of the Company's shares, 375,000 were sold upon exercise by the underwriters of their over-allotment option. The Company did not receive any of the proceeds from the sale of Class B common stock by Mr. Hefner. Mr. Hefner paid for expenses related to this transaction proportionate to the number of shares he sold to the total number of shares sold in the offering. Net proceeds to the Company of $24.6 million are being used for general corporate purposes and repayment of financing obligations.

     In January 2000, Playboy.com, Inc., a component of the Playboy Online Group, filed a registration statement for a planned sale of a minority of its equity in an IPO.

(U)   CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for interest and income taxes was as follows (in thousands):

                       Fiscal Year    Fiscal Year     Six Months     Fiscal Year
                             Ended          Ended          Ended           Ended
                          12/31/99       12/31/98       12/31/97         6/30/97
--------------------------------------------------------------------------------
Interest                   $ 7,706        $ 1,505         $  268         $   480
Income taxes               $ 2,756        $ 2,367         $1,545         $ 2,293
--------------------------------------------------------------------------------

During fiscal years 1999 and 1998, the Company had noncash investing activities related to the sale of investments. See Note (E) Sale of Investments.

The following summarizes noncash investing and financing activities related to the Spice acquisition (in thousands):

                                                                  Fiscal Year
                                                                        Ended
                                                                     12/31/99
-----------------------------------------------------------------------------
Fair value of net assets acquired, including goodwill               $ 127,409
Acquisition liabilities                                               (3,462)
Payment of debt assumed                                              (10,471)
Common stock issued                                                  (48,429)
----------------------------------------------------------------------------
Cash paid                                                              65,047
Less: cash acquired                                                     (327)
----------------------------------------------------------------------------
Net cash paid for the Spice acquisition                             $  64,720
=============================================================================

See Note (B) Acquisition.

(V)   LEASE COMMITMENTS

The Company's principal lease commitments are for office space, satellite transponders used in its domestic pay television operations, and furniture and equipment. The office leases provide for the Company's payment of its proportionate share of operating expenses and real estate taxes in addition to monthly base rent.

       The Company's corporate headquarters located in Chicago is under terms of an 18-year lease, which commenced September 1, 1989 and has a renewal option for an additional five years. The Company exercised its options to expand in July 1998 due to growth of the Playboy Online Group. The Entertainment Group's Los Angeles principal office is under terms of a 10-year lease, which commenced April 1, 1992. The Publishing Group's New York office is under a lease with a term of approximately 11 years, which commenced April 1, 1993. The Catalog Group's suburban Chicago operations facility is under terms of a 10 1/2 year lease, which commenced June 1, 1997. These leases provide for base rent abatements; however, rent expense is being charged to operations on a straight-line basis over the terms of the leases.

       The Company's lease for its current satellite transponder which transmits Playboy TV programming commenced January 1, 1993. This operating lease is for a term of approximately nine years. Subsequent to the Spice acquisition, the Company leases satellite transponder space for the transmission of Spice programming. This operating lease extends through the remainder of the satellite's life (currently estimated to be 2011).

       The Company leases certain furniture and equipment for use in its operations. The leases are for terms of two to five years and generally include end-of-lease purchase options.

       Rent expense for fiscal years 1999 and 1998, the transition period and fiscal year 1997 was $14,282,000, $11,250,000, $5,232,000 and $9,611,000,
respectively. There was no contingent rent expense or sublease income in any of these periods.

       The minimum commitments at December 31, 1999, under operating leases with noncancelable terms in excess of one year, were as follows (in thousands):
                                                                    Operating
Fiscal year ending December 31                                         Leases
-----------------------------------------------------------------------------
2000                                                               $   13,832
2001                                                                   12,264
2002                                                                    6,780
2003                                                                    5,614
2004                                                                    4,655
Later years                                                            12,683
-----------------------------------------------------------------------------
Total minimum lease payments                                       $   55,828
=============================================================================

(W)   SEGMENT INFORMATION

During fiscal year 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131, which is based on the management approach to segment reporting, includes requirements to report selected segment information quarterly, and annual entity-wide disclosures related to products and services, geographic areas and major customers. The adoption of Statement 131 did not affect the results of operations or financial position of the Company, but did affect the disclosure of segment information.

       The Company's reportable segments are as follows: Publishing, Entertainment, Product Marketing, Catalog, Casino Gaming and Playboy Online. Publishing Group operations include the publication of Playboy magazine; other domestic publishing businesses, comprising special editions, calendars and ancillary businesses; and the licensing of international editions of Playboy magazine. Entertainment Group operations include the production and marketing of programming through domestic Playboy TV and Spice networks, other domestic pay television, international TV and worldwide home video businesses as well as the production or co-production and distribution of feature films. Product Marketing Group operations include licensing the manufacture, sale and distribution of consumer products carrying one or more of the Company's trademarks and the licensing of artwork owned by the Company. Catalog Group operations include the direct marketing of the Company's print catalogs. Casino Gaming Group operations include the development of casino gaming opportunities. The Playboy Online Group operates Playboy.com, the Company's network of sites on the Internet, a pay site called Playboy Cyber Club and e-commerce sites.

       These reportable segments are based on the nature of the products offered. The chief operating decision maker of the Company evaluates performance and allocates resources based on several factors, of which the primary financial measures are segment operating results and EBITDA. The accounting policies of the reportable segments are the same as those described in Note (A) Summary of Significant Accounting Policies. The following table represents financial information by reportable segment:

                                                          Fiscal Year    Fiscal Year     Six Months     Fiscal Year
                                                                Ended          Ended          Ended           Ended
(in thousands)                                               12/31/99       12/31/98       12/31/97         6/30/97
-------------------------------------------------------------------------------------------------------------------
Net Revenues (1)
Publishing                                                 $  137,062      $ 136,067      $  66,252      $  133,724
Entertainment                                                 125,783         91,049         37,356          74,716
Product Marketing                                               5,545          7,081          4,199           7,968
Catalog                                                        60,335         74,393         39,340          75,391
Casino Gaming                                                     900              -              -               -
Playboy Online                                                 16,104          7,098          2,317           2,838
Corporate Marketing                                             2,088          1,930             77           1,986
-------------------------------------------------------------------------------------------------------------------
Total                                                      $  347,817       $317,618      $149,541       $  296,623
===================================================================================================================

Income (Loss) from Continuing Operations before
   Income Taxes and Cumulative Effect
   of Change in Accounting Principle
Publishing                                                 $    5,977      $   6,672      $   4,022      $    8,750
Entertainment                                                  44,375         26,165          7,991          18,254
Product Marketing                                                 434            365          1,614           3,512
Catalog                                                           256          4,100          1,835           4,630
Casino Gaming                                                    (521)        (1,108)          (541)              -
Playboy Online                                                 (9,066)        (6,528)          (943)          (113)
Corporate Administration and Promotion                        (27,476)       (24,698)        (9,519)       (19,288)
Restructuring expenses                                         (1,091)              -              -               -
Investment income                                               1,798            127             50              73
Interest expense                                               (7,977)        (1,551)          (289)          (427)
Gain on sale of investments                                     1,728          4,272              -               -
Equity in operations of PTVI and other                        (13,871)          (378)           329             132
Other, net                                                       (996)          (413)          (259)          (772)
------------------------------------------------------------------------------------------------------------------
Total                                                      $   (6,430)     $   7,025      $   4,290      $   14,751
===================================================================================================================

EBITDA
Publishing                                                 $    6,570      $   7,313      $   4,347      $    9,796
Entertainment                                                  83,557         52,997         19,347          40,281
Product Marketing                                                 599            520          1,692           3,688
Catalog                                                           500          4,564          2,072           5,281
Casino Gaming                                                    (521)        (1,108)          (541)              -
Playboy Online                                                 (9,037)        (6,500)          (943)          (113)
Corporate Administration and Promotion                        (21,855)       (18,897)        (8,390)       (17,282)
Restructuring expenses                                         (1,091)             -              -               -
-------------------------------------------------------------------------------------------------------------------
Total                                                      $   58,722      $  38,889      $  17,584      $   41,651
===================================================================================================================
Depreciation and Amortization (2) (3)
Publishing                                                 $      593      $     641      $     325      $    1,046
Entertainment                                                  39,182         26,832         11,356          22,027
Product Marketing                                                 165            155             78             176
Catalog                                                           244            464            237             651
Casino Gaming                                                       -              -              -               -
Playboy Online                                                     29             28              -               -
Corporate Administration and Promotion                          2,478          2,193          1,009           2,573
-------------------------------------------------------------------------------------------------------------------
Total                                                      $   42,691      $  30,313      $  13,005$     26,473
===============================================================================================================
Identifiable Assets (2) (4)
Publishing                                                 $   51,273      $  50,171      $  46,511      $   37,372
Entertainment                                                 281,167         85,783         71,353          72,251
Product Marketing                                               4,938          5,764          6,589           6,404
Catalog                                                        13,599         17,871         18,931          15,338
Casino Gaming                                                   2,043          4,416          1,863           2,936
Playboy Online                                                  4,924          1,282            636             704
Corporate Administration and Promotion                         71,458         46,820         40,064          40,537
-------------------------------------------------------------------------------------------------------------------
Total                                                      $  429,402      $212,107       $185,947       $  175,542
===================================================================================================================

(1) Net revenues include revenues attributable to foreign countries of $70,596, $45,231, $21,292 and $42,956 in fiscal years 1999 and 1998, the transition period and fiscal year 1997, respectively. Revenues from individual foreign countries were not material. Revenues are generally attributed to countries based on the location of customers, except Product Marketing royalties where revenues are attributed based upon the location of licensees. In fiscal year 1999, revenues from PTVI exceeded 10% of the Company's total net revenues. See Note (C) Playboy TV International, LLC Joint Venture.
(2) Substantially all property and equipment and capital expenditures are reflected in Corporate Administration and Promotion; depreciation, however, is allocated to the reporting segments.
(3) Amounts include depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertaining programming and expenses related to the vesting of restricted stock awards.

(4) Long-lived assets of the Company located in foreign countries were not material.

(X)   BENEFIT PLANS

The Company's Employees Investment Savings Plan is a defined contribution plan consisting of two components, a profit sharing plan and a 401(k) plan. The profit sharing plan covers all employees who have completed 12 months of service of at least 1,000 hours. The Company's discretionary contribution to the profit sharing plan is distributed to each eligible employee's account in an amount equal to the ratio of each eligible employee's compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. Contributions for fiscal years 1999 and 1998, the transition period and fiscal year 1997 were approximately $890,000, $420,000, $275,000 and $1,035,000, respectively.

       Eligibility for the 401(k) plan is either upon date of hire or after an employee has completed 12 months of service of at least 1,000 hours, depending on the employee's annual salary. Effective January 1, 2000, all employees may participate in the plan upon the date of hire. The Company makes matching contributions to the 401(k) plan based on each participating employee's contributions and eligible compensation. In fiscal years 1999 and 1998, the transition period and fiscal year 1997, the maximum matching contributions were 3 1/2% of each employee's eligible compensation, subject to Internal Revenue Service limitations. For fiscal year 2000, the maximum matching contribution will continue to be 3 1/2% of such compensation. The Company's matching contributions for fiscal years 1999 and 1998, the transition period and fiscal year 1997 related to this plan were approximately $1,160,000, $1,015,000, $455,000 and $920,000, respectively.

       The Company has two nonqualified deferred compensation plans, which permit certain employees and nonemployee directors to annually elect to defer a portion of their compensation. The deferred compensation plan for employees is available to approximately 85 of the Company's most highly compensated employees. The Board's deferred compensation plan is available to nonemployee directors. Effective January 1, 1998, the Company amended both plans which, among other things, increased the maximum deferral percentages, added new investment alternatives, and added a Company match which applies to certain contributions made by employees. Employee participants can defer between 6% and 25% (in 1% increments) of salary, and up to 100% (in 10% increments) of payments due under executive incentive compensation plans or sales commissions. A Company match is provided to employees who participate in the deferred compensation plan, at a certain specified minimum level, and whose annual eligible earnings exceed the salary limitation contained in the 401(k) plan. Directors are entitled to receive annual retainers, payable in cash and/or Class B stock, and meeting fees, payable in Class B stock, for their services. Directors may elect to defer between 25% and 100% (in 25% increments) of their annual retainers, and all or none of their meeting fees. Amounts deferred under these plans are credited each quarter with (a) interest at a rate equal to the preceding quarter's average composite yield on corporate bonds as published by Moody's Investor's Service, Inc. or (b) earnings equal to the performance of selected mutual funds, depending on the participant's investment allocations. In addition, stock deferrals by the directors track the performance of the Company's Class B stock. All amounts deferred and earnings credited under these plans are 100% immediately vested and are general unsecured obligations of the Company. Such obligations totaled approximately $4,215,000 and $2,580,000 at December 31, 1999 and 1998, respectively, and are included in "Other noncurrent liabilities."

(Y)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal years 1999 and 1998 (in thousands, except per share amounts):

                                                                                                        Fiscal Year
                                                                      Quarters Ended                          Ended
                                                       ----------------------------------------------
Fiscal Year Ended December 31, 1999                       Mar. 31      June 30    Sept. 30     Dec. 31     12/31/99
-------------------------------------------------------------------------------------------------------------------
Net revenues                                            $  73,384   $   77,759   $ 104,240   $  92,434   $  347,817
Gross profit                                               10,076       12,338      32,690      15,265       70,369
Operating income (loss)                                     (1,991)       (980)     15,420         439       12,888
Net loss                                                    (1,042)     (2,972)     (1,078)       (243)     (5,335)
Basic and diluted EPS                                        (0.05)      (0.13)      (0.05)       0.00   $   (0.23)
Common stock price
   Class A high                                            25 1/8           32    24 11/16      22 3/8
   Class A low                                             16 1/8       20 3/8    16 11/16      16 5/8
   Class B high                                          28 11/16       36 1/8     28 9/16      26 1/2
   Class B low                                          $17 15/16   $  23 5/16   $18 11/16   $19 11/16
------------------------------------------------------------------------------------------------------



                                                                                                        Fiscal Year
                                                                         Quarters Ended                       Ended
                                                         --------------------------------------------
Fiscal Year Ended December 31, 1998                       Mar. 31      June 30    Sept. 30     Dec. 31     12/31/98
-------------------------------------------------------------------------------------------------------------------
Net revenues                                            $  71,762   $   77,820   $  75,655   $  92,381   $  317,618
Gross profit                                               10,002       14,352       9,097      14,689       48,140
Operating income (loss)                                     1,244        3,991      (2,442)      2,175        4,968
Net income (loss)                                              60        2,079      (2,689)      4,870        4,320
Basic and diluted EPS                                        0.00         0.10       (0.13)       0.24   $     0.21
Common stock price
   Class A high                                          16 11/16       18 3/8          17      20 1/4
   Class A low                                             13 1/2       15 3/4      11 1/8          11
   Class B high                                          17 13/16     19 11/16      18 3/4     22 7/16
   Class B low                                          $  14 5/8   $       17   $ 12 3/16   $  11 7/8
------------------------------------------------------------------------------------------------------


Revenues and offsetting cost of sales for the first three quarters of fiscal year 1999 have been adjusted by $0.2 million, $0.3 million and $0.2 million, respectively, to eliminate barter transactions related to the Playboy Online Group in accordance with EITF 99-17 and subsequent Task Force discussions. Additionally, net income (loss) and basic and diluted EPS for the quarter ended September 30, 1999 have been adjusted by $7.4 million, or $0.33 per basic and diluted common share, to reflect revised results attributable to the Company's 19.9% interest in PTVI, the accounting effects of the formation of the PTVI venture and the elimination of unrealized profits of certain transactions between the Company and PTVI

       The net loss for the quarter ended March 31, 1999 includes a gain on sale of investment of $1.7 million. See Note (E) Sale of Investments.

       The financial  results for the quarter  ended  September 30, 1999 include
annual  library   license  fees  related  to  PTVI.  See  Note  (C)  Playboy  TV
International, LLC Joint Venture.

       The net loss for the quarter ended December 31, 1999 includes restructuring expenses of $1.1 million. See Note (D) Restructuring Expenses. Additionally, the net loss for the quarter also includes a gain on disposal of discontinued operations of $0.2 million, net of tax. See Note (G) Discontinued Operations.

       Net income for the quarter ended December 31, 1998 includes a gain on sale of investment of $4.3 million. See Note (E) Sale of Investments.

(Z)   SUBSEQUENT EVENT

In February 2000, one of the Company's subsidiaries, Playboy.com, Inc., purchased substantially all of the assets and assumed certain liabilities of Rouze Media, Inc. ("Rouze"), which operated an Internet site located at www.rouze.com. A majority of the employees of Rouze, including its two founders, also joined the Company as part of the transaction. The aggregate purchase price consisted of $1.2 million in cash, certain assumed liabilities plus direct costs of the transaction.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Playboy Enterprises, Inc.

       In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Playboy Enterprises, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and comprehensive income and their cash flows for the fiscal years ended December 31, 1999 and 1998, the six-month transition period ended December 31, 1997 and the fiscal year ended June 30, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Playboy TV International, LLC ("PTVI"), an unconsolidated affiliate accounted for using the equity method. Such investment aggregated $723,264 at December 31, 1999, and equity in operations of PTVI was $(12,744,717) in 1999. The financial statements of PTVI (Note C) were audited by other auditors whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for PTVI is based solely on the report of such other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

       As discussed in Note (H) Cumulative Effect of Change in Accounting Principle to the Consolidated Financial Statements, the Company changed its method of recognizing costs related to start-up activities in the six-month transition period ended December 31, 1997.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 30, 2000

REPORT OF MANAGEMENT

       The consolidated financial statements and all related financial information in this Form 10-K Annual Report are the responsibility of the Company. The financial statements, which include amounts based on judgments, have been prepared in accordance with accounting principles generally accepted in the United States. Other financial information in this Form 10-K Annual Report is consistent with that in the financial statements.

       The Company maintains a system of internal controls that it believes provides reasonable assurance that transactions are executed in accordance with management's authorization and are properly recorded, that assets are safeguarded and that accountability for assets is maintained. The system of internal controls is characterized by a control-oriented environment within the Company, which includes written policies and procedures, careful selection and training of personnel, and internal audits.

       PricewaterhouseCoopers LLP, independent accountants, have audited and reported on the Company's consolidated financial statements. Their audits were performed in accordance with auditing standards generally accepted in the United States.

       The Audit Committee of the Board of Directors, composed of three nonmanagement directors, meets periodically with PricewaterhouseCoopers LLP, management representatives and the Company's internal auditor to review internal accounting control and auditing and financial reporting matters. Both PricewaterhouseCoopers LLP and the internal auditor have unrestricted access to the Audit Committee and may meet with it without management representatives being present.

Christie Hefner
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Linda G. Havard
Executive Vice President, Finance and Operations, and Chief Financial Officer
(Principal Financial and Accounting Officer)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

--------------------------------------------------------------------------------

None

                                    PART III

     Information required by Items 10, 11, 12 and 13 is contained in the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2000, which will be filed within 120 days after the close of the registrant's fiscal year ended December 31, 1999, and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  Certain Documents Filed as Part of the Form 10-K

Financial Statements of the registrant and report of independent accountants following are as set forth under Item 8 of this Form 10-K Annual Report:

                                                                         Page
                                                                      ----------
         Consolidated  Statements of Operations and Comprehensive
         Income - Fiscal Years Ended  December 31, 1999 and 1998,
         Six-Month  Transition Period Ended December 31, 1997 and
         Fiscal Year Ended June 30, 1997                                   29

         Consolidated Balance Sheets - December 31, 1999 and 1998          30

         Consolidated Statements of Shareholders' Equity - Fiscal
         Years  Ended  December  31,  1999  and  1998,  Six-Month
         Transition  Period  Ended  December  31, 1997 and Fiscal
         Year Ended June 30, 1997                                          31

         Consolidated  Statements  of Cash  Flows - Fiscal  Years
         Ended December 31, 1999 and 1998,  Six-Month  Transition
         Period  Ended  December  31,  1997 and Fiscal Year Ended
         June 30, 1997                                                     32

         Notes to Consolidated Financial Statements                     33-50

         Report of Independent Accountants                                 51


         Report of Independent Accountants on Financial Statement Schedule 66

         Schedule II - Valuation and Qualifying Accounts                   67

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c)  Exhibits

         2.1 Agreement and Plan of Merger, dated as of May 29, 1998, by and among Playboy Enterprises, Inc., New Playboy, Inc., Playboy Acquisition Corp., Spice Acquisition Corp. and Spice Entertainment Companies, Inc. (incorporated by reference to
                  Exhibit 2.1 from the Company's Registration Statement No. 333-68139 on Form S-4 dated December 1, 1998 (the "December 1, 1998 Form S-4"))
         2.2 Amendment, dated as of November 16, 1998, to the Agreement and Plan of Merger by and among Playboy Enterprises, Inc., New Playboy, Inc., Playboy Acquisition Corp., Spice Acquisition Corp. and Spice Entertainment Companies, Inc. (incorporated by reference to Exhibit 2.2 from the December 1, 1998 Form S-4)
         2.3 Amendment, dated as of February 26, 1999, to the Agreement and Plan of Merger by and among Playboy Enterprises, Inc., New Playboy, Inc., Playboy Acquisition Corp., Spice Acquisition Corp. and Spice Entertainment Companies, Inc. (incorporated by reference to Exhibit 2.1 from the Current Report on Form 8-K dated March 9, 1999 (the "March 9, 1999 Form 8-K"))

         3.1      Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company (incorporated by reference to Exhibit 3.1 from the Current Report on Form 8-K dated March 15, 1999 (the "March 15, 1999 Form 8-K"))
         3.2 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated March 15, 1999 (incorporated by reference to Exhibit 3.2 from the March 15, 1999 Form 8-K)
         3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated March 15, 1999 (incorporated by reference to Exhibit 3.3 from the March 15, 1999 Form 8-K)
         3.4 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 from the March 15, 1999 Form 8-K)
         #10.1 Playboy Magazine Printing and Binding Agreement dated as of October 22, 1997 between Playboy Enterprises, Inc. and Quad/Graphics, Inc. (incorporated by reference to Exhibit 10.4 from the Company's transition period report on Form 10-K for the six months ended December 31, 1997 (the "Transition Period Form 10-K"))
         10.2 Playboy Magazine Distribution Agreement dated as of July 2, 1999 between Playboy Enterprises, Inc. and Warner Publisher Services, Inc. (incorporated by reference to Exhibit 10.4 from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999 (the "September 30, 1999 Form 10-Q"))
         10.3     Playboy Magazine Subscription Fulfillment Agreement
                  a        July 1, 1987  agreement  between  Communication  Data
                           Services,   Inc.   and  Playboy   Enterprises,   Inc.
                           (incorporated  by reference to Exhibit  10.12(a) from
                           the Company's annual report on Form 10-K for the year
                           ended June 30, 1992 (the "1992 Form 10-K"))
                  b        Amendment   dated   as  of  June  1,   1988  to  said
                           Fulfillment  Agreement  (incorporated by reference to
                           Exhibit  10.12(b) from the Company's annual report on
                           Form 10-K for the year ended June 30, 1993 (the "1993
                           Form 10-K"))
                  c        Amendment   dated   as  of  July  1,   1990  to  said
                           Fulfillment  Agreement  (incorporated by reference to
                           Exhibit  10.12(c) from the Company's annual report on
                           Form 10-K for the year ended June 30, 1991 (the "1991
                           Form 10-K"))
                  d        Amendment   dated   as  of  July  1,   1996  to  said
                           Fulfillment  Agreement  (incorporated by reference to
                           Exhibit  10.5(d) from the Company's  annual report on
                           Form 10-K for the year ended June 30, 1996 (the "1996
                           Form 10-K"))
                  #e       Amendment  dated  July 7,  1997  to said  Fulfillment
                           Agreement   (incorporated  by  reference  to  Exhibit
                           10.6(e) from the Transition Period Form 10-K)
         10.4 Transponder Lease Agreement dated as of December 31, 1992 between Playboy Entertainment Group, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 from the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1992 (the "December 31, 1992 Form 10-Q"))
         10.5 Agreement for Compressed Transponder Services effective as of March 15, 1999 between Califa Entertainment Group, Inc. and Playboy Entertainment Group, Inc.
         10.6 Distribution License to Exploit Home Video Rights effective October 1, 1991 between Playboy Video Enterprises, Inc. and Uni Distribution Corp. (incorporated by reference to Exhibit
                  10.16 from the 1991 Form 10-K)
         10.7 Distribution Agreement between Playboy Entertainment Group, Inc. and Universal Music & Video Distribution (formerly Uni Distribution Corp.) regarding licensing and sale of domestic home video product
                  a        Agreement dated as of March 24, 1995 (incorporated by
                           reference to Exhibit 10.8 from the  Company's  annual
                           report on Form 10-K for the year ended June 30,  1995
                           (the "1995 Form 10-K"))
                  b        Amendment to March 24, 1995 agreement  dated February
                           28, 1997  (incorporated  by reference to Exhibit 10.6
                           from the Company's  quarterly report on Form 10-Q for
                           the quarter ended March 31, 1997 (the "March 31, 1997
                           Form 10-Q"))
                  #c       Agreement  dated  June  5,  1998   (incorporated   by
                           reference   to  Exhibit   10.1  from  the   Company's
                           quarterly  report on Form 10-Q for the quarter  ended
                           June 30, 1998 (the "June 30, 1998 Form 10-Q"))
         #10.8 Program Supply Agreement between SEI Inc ApS and SEI 1 ApS dated June 30, 1999 (incorporated by reference to Exhibit 10.2 from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999 (the "June 30, 1999 Form 10-Q"))
         10.9 Agreements between Playboy Entertainment Group, Inc. and Bloomfield Mercantile Inc. related to establishing international networks in Latin America, Spain and Portugal
                  #a       Agreement outline as of March 29, 1996
                  #b       Letter agreement dated January 13, 1997
                  (items (a) and (b) incorporated by reference to Exhibits 10.4(a) and (b), respectively, from the March 31, 1997 Form 10-Q)

         #10.10 Operating Agreement for Playboy TV International, LLC dated as of August 31, 1999 between Playboy Entertainment Group, Inc. and Victoria Springs Investments Ltd. (incorporated by reference to Exhibit 10.1 from the September 30, 1999 Form 10-Q)
         #10.11 Program Supply Agreement dated as of August 31, 1999 between Playboy Entertainment Group, Inc., Playboy TV International LLC and PTV U.S., LLC (incorporated by reference to Exhibit
                  10.2 from the September 30, 1999 Form 10-Q)
         #10.12 Trademark License Agreement dated as of August 31, 1999 between Playboy Enterprises International, Inc. and Playboy TV International, LLC (incorporated by reference to Exhibit 10.3 from the September 30, 1999 Form 10-Q)
         10.13 Distribution Agreements between Playboy Entertainment Group, Inc., Orion Home Video and Metro-Goldwyn-Mayer Studios Inc. regarding the distribution of certain home video programs and product
                  a        Agreement  dated  June  27,  1996   (incorporated  by
                           reference to Exhibit 10.12 from the 1996 Form 10-K)
                  b        First Amendment to June 27, 1996 agreement dated July
                           29, 1996  (incorporated  by reference to Exhibit 10.7
                           from the March 31, 1997 Form 10-Q)
                  #c       Second  Amendment  to June 27, 1996  agreement  dated
                           December  31,  1997  (incorporated  by  reference  to
                           Exhibit  10.18(c)  from the  Transition  Period  Form
                           10-K)
         10.14 Letter Agreement dated as of January 5, 1998 between Playboy Entertainment Group, Inc. and Metro-Goldwyn-Mayer Studios Inc. in reference to Metro-Goldwyn-Mayer Studios Inc. assuming full right, power and authority over certain distribution and production agreements on behalf of other parties (incorporated by reference to Exhibit 10.19 from the Transition Period Form 10-K)
         10.15 Affiliation Agreement between Playboy Entertainment Group, Inc. and DirecTV, Inc. regarding the satellite distribution of Playboy TV
                  a        Agreement dated November 15, 1993
                  b        First  Amendment to November 15, 1993 agreement dated
                           as of April 19, 1994
                  c        Second Amendment to November 15, 1993 agreement dated
                           as  of  July  26,  1995
                  (items (a), (b) and (c) incorporated by reference to Exhibits 10.13(a), (b) and (c), respectively, from the 1996 Form 10-K)
                  #d       Third  Amendment to November 15, 1993 agreement dated
                           August 26, 1997 (incorporated by reference to Exhibit
                           10.3 from the Company's quarterly report on Form 10-Q
                           for  the  quarter  ended   September  30,  1997  (the
                           "September 30, 1997 Form 10-Q"))
                  #e       Fourth Amendment to November 15, 1993 agreement dated
                           March 15, 1999  (incorporated by reference to Exhibit
                           10.1 from the June 30, 1999 Form 10-Q)
         #10.16 DBS License Agreement dated April 1, 1997 between Playboy Entertainment Group, Inc. and PrimeStar Partners, L.P. regarding the satellite distribution of Playboy TV or any other service mark that retains a Playboy Mark (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998 (the "March 31, 1998 Form 10-Q"))
         10.17 Product License Agreements between Playboy Enterprises, Inc. and Chaifa Investment, Limited
                  a        Agreement  dated  September  26, 1989  related to the
                           Hong Kong territory
                  b        Agreement dated March 4, 1991 related to the People's
                           Republic of China territory
                  c        Amendment dated July 21, 1992 related to the March 4,
                           1991 agreement
                  d        Amendment  dated  August  17,  1993  related  to  the
                           agreements dated September 26, 1989 and March 4, 1991
                  e        Amendment  dated  January  23,  1996  related  to the
                           agreements dated September 26, 1989 and March 4, 1991
                  (items (a) through (e) incorporated by reference to Exhibits 10.16(a) through (e), respectively, from the 1996 Form 10-K)
                  f        Amendment   dated  May  12,   1997   related  to  the
                           agreements dated September 26, 1989 and March 4, 1991
                           (incorporated  by reference to Exhibit  10.18(f) from
                           the Company's annual report on Form 10-K for the year
                           ended June 30, 1997 (the "1997 Form 10-K"))
         10.18    Credit Agreement
                  a        Credit  Agreement,  dated as of  February  26,  1999,
                           among New Playboy,  Inc.,  PEI  Holdings,  Inc.,  the
                           Lenders  named in this Credit  Agreement,  ING (U.S.)
                           Capital LLC, as Syndication  Agent, and Credit Suisse
                           First Boston, as Administrative  Agent, as Collateral
                           Agent and as Issuing Bank
                  b        Subsidiary Guarantee Agreement, dated as of March 15,
                           1999,   among   certain   subsidiaries   of   Playboy
                           Enterprises,  Inc. and Credit Suisse First Boston, as
                           Collateral Agent
                  c        Indemnity,  Subrogation and  Contribution  Agreement,
                           dated   as  of  March   15,   1999,   among   Playboy
                           Enterprises,  Inc., PEI Holdings, Inc., certain other
                           subsidiaries of Playboy Enterprises, Inc., and Credit
                           Suisse First Boston, as Collateral Agent
                  d        Pledge  Agreement,  dated as of March 15, 1999, among
                           Playboy  Enterprises,   Inc.,  PEI  Holdings,   Inc.,
                           certain other  subsidiaries  of Playboy  Enterprises,
                           Inc.,  and Credit Suisse First Boston,  as Collateral
                           Agent
                  e        Security Agreement, dated as of March 15, 1999, among
                           Playboy  Enterprises,   Inc.,  PEI  Holdings,   Inc.,
                           certain other  subsidiaries  of Playboy  Enterprises,
                           Inc.,  and Credit Suisse First Boston,  as Collateral
                           Agent
                  (items (a) through (e) incorporated by reference to Exhibits 10.21(a) through (e), respectively, from the Company's annual report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"))
                  f        First Amendment to February 26, 1999 Credit Agreement
                           dated as of June 14, 1999
                  g        Second   Amendment   to  February   26,  1999  Credit
                           Agreement dated as of January 31, 2000
         10.19 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner
                  a        Letter of Interpretation of Lease
                  b        Agreement of lease
                  (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)
                  c        Amendment to lease  agreement dated as of January 12,
                           1998  (incorporated by reference to Exhibit 10.2 from
                           the March 31, 1998 Form 10-Q)
         10.20    Los Angeles Offices Lease Documents
                  a        Office  lease  dated  as of  July  25,  1991  between
                           Playboy Enterprises, Inc. and Beverly Mercedes Place,
                           Ltd.  (incorporated  by reference to Exhibit  10.6(c)
                           from the 1991 Form 10-K)
                  b        Amendment to July 25, 1991 lease dated June 26, 1996
                  c        Amendment to July 25, 1991 lease dated  September 12,
                           1996
                  (items (b) and (c) incorporated by reference to Exhibits 10.19(b) and (c), respectively, from the 1996 Form 10-K)
                  d        Office  lease  dated  January  6, 1999  between  5055
                           Wilshire Limited Partnership and Playboy Enterprises,
                           Inc.  (incorporated  by reference to Exhibit 10.24(d)
                           from the 1998 Form 10-K)
         10.21    Chicago Office Lease Documents
                  a        Office  Lease  dated  April  7,  1988 by and  between
                           Playboy  Enterprises,  Inc. and LaSalle National Bank
                           as Trustee  under Trust No. 112912  (incorporated  by
                           reference to Exhibit 10.7(a) from the 1993 Form 10-K)
                  b        First  Amendment to April 7, 1988 lease dated October
                           26,  1989   (incorporated  by  reference  to  Exhibit
                           10.15(b) from the 1995 Form 10-K)
                  c        Second Amendment to April 7, 1988 lease dated June 1,
                           1992  (incorporated by reference to Exhibit 10.1 from
                           the December 31, 1992 Form 10-Q
                  d        Third  Amendment  to April 7, 1988 lease dated August
                           30,  1993   (incorporated  by  reference  to  Exhibit
                           10.15(d) from the 1995 Form 10-K)
                  e        Fourth  Amendment to April 7, 1988 lease dated August
                           6,  1996   (incorporated   by  reference  to  Exhibit
                           10.20(e) from the 1996 Form 10-K)
                  f        Fifth  Amendment  to April 7, 1988 lease  dated March
                           19, 1998  (incorporated  by reference to Exhibit 10.3
                           from the March 31, 1998 Form 10-Q)
         10.22 New York Office Lease Agreement dated August 11, 1992 between Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)
         10.23    Itasca Warehouse Lease Documents
                  a        Agreement  dated  as of  September  6,  1996  between
                           Centerpoint   Properties   Corporation   and  Playboy
                           Enterprises,   Inc.  (incorporated  by  reference  to
                           Exhibit 10.23 from the 1996 Form 10-K)
                  b        Amendment  to  September  6, 1996 lease dated June 1,
                           1997  (incorporated  by reference to Exhibit 10.25(b)
                           from the 1997 Form 10-K)
         *10.24   Selected Company Remunerative Plans
                  a        Executive  Protection  Program  dated  March 1,  1990
                           (incorporated  by reference to Exhibit  10.18(c) from
                           the 1995 Form 10-K)
                  b        Amended and Restated  Deferred  Compensation Plan for
                           Employees effective January 1, 1998
                  c        Amended and Restated  Deferred  Compensation Plan for
                           Board of Directors' effective January 1, 1998
                  (items  (b) and (c)  incorporated  by  reference  to  Exhibits
                  10.2(a)  and (b),  respectively,  from the June 30,  1998 Form
                  10-Q)
         *10.25   1989 Option Plan
                  a        Playboy Enterprises,  Inc. 1989 Stock Option Plan, as
                           amended, For Key Employees (incorporated by reference
                           to Exhibit 10.4(mm) from the 1991 Form 10-K)
                  b        Playboy Enterprises, Inc. 1989 Stock Option Agreement
                  c        Letter  dated July 18,  1990  pursuant to the June 7,
                           1990 recapitalization regarding adjustment of options
                  (items (b) and (c) incorporated by reference to Exhibits 10.19(c) and (d), respectively, from the 1995 Form 10-K) d Consent and Amendment regarding the 1989 Option Plan (incorporated by reference to Exhibit 10.4(aa) from the 1991 Form 10-K)
         *10.26   1991 Directors' Plan
                  a        Playboy  Enterprises,  Inc. 1991 Non-Qualified  Stock
                           Option Plan for Non-Employee Directors, as amended
                  b        Playboy  Enterprises,  Inc. 1991 Non-Qualified  Stock
                           Option Agreement for Non-Employee Directors
                           (items  (a)  and (b)  incorporated  by  reference  to
                           Exhibits  10.4(rr) and (nn),  respectively,  from the
                           1991 Form 10-K)
         *10.27   1995 Stock Incentive Plan
                  a        Amended and Restated Playboy  Enterprises,  Inc. 1995
                           Stock  Incentive Plan  (incorporated  by reference to
                           Exhibit 10.3 from the June 30, 1999 Form 10-Q)
                  b        Form of  Non-Qualified  Stock  Option  Agreement  for
                           Non-Qualified  Stock  Options  which  may be  granted
                           under the Plan
                  c        Form  of  Incentive   Stock  Option   Agreement   for
                           Incentive Stock Options which may be granted under the Plan

                  d Form of Restricted Stock Agreement for Restricted Stock issued under the Plan
                  (items (b), (c) and (d) incorporated by reference to Exhibits 4.3, 4.4 and 4.5, respectively, from the Company's Registration Statement No. 33-58145 on Form S-8 dated March 20, 1995 (the "March 20, 1995 Form S-8"))
                  e        Form of Section 162(m) Restricted Stock Agreement for
                           Section 162(m) Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(e) from the 1997 Form 10-K)
         *10.28   1997 Directors' Plan
                  a 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.3(a) from the Transition Period Form 10-K)
                  b Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from the September 30, 1997 Form 10-Q)
         *10.29 Form of Nonqualified Option Agreement between Playboy Enterprises, Inc. and each of Dennis S. Bookshester and Sol Rosenthal (incorporated by reference to Exhibit 4.4 from the Company's Registration Statement No. 333-30185 on Form S-8 dated November 13, 1996 (the "November 13, 1996 Form S-8"))
         *10.30   Employee Stock Purchase Plan
                  a Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.2 from the March 31, 1997 Form 10-Q)
                  b Amendment to Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.4 from the June 30, 1999 Form 10-Q)
         *10.31   Selected Employment, Termination and Other Agreements
                  a Playboy Enterprises, Inc. Severance Agreement (incorporated by reference to Exhibit 10.4(vv) from the 1991 Form 10-K)
                  b Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J. Lynn (incorporated by reference to Exhibit 10.4(bbb) from the 1992 Form 10-K)
                  c Amendment dated August 15, 1996 regarding the Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J. Lynn (incorporated by reference to Exhibit 10.25(i) from the 1996 Form 10-K)
                  d        Agreement   dated   October  16,  1996  amending  the
                           Employment Agreement dated May 21, 1992 between Playboy Enterprises, Inc. and Anthony J. Lynn
                  e Playboy Enterprises, Inc. Incentive Compensation Plan for Anthony J. Lynn
                  f Letter Agreement dated April 18, 1997 regarding employment of Linda Havard
                  (items (d) through (f) incorporated by reference to Exhibits 10.3(a), (b) and (f), respectively, from the March 31, 1997 Form 10-Q)
                  g Letter Agreement dated September 25, 1997 regarding employment of Helen Isaacson
                  h Letter Agreement dated September 26, 1997 regarding employment of Garry Saunders
                  (items (g) and (h) incorporated by reference to Exhibits 10.5(a) and (b), respectively, from the September 30, 1997 Form 10-Q)
                  i Letter Agreement dated January 25, 1999 regarding employment of Alex Mironovich (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999 (the "March 31, 1999 Form 10-Q"))
                  j        1999-2000  Special  Incentive/Bonus  Plans  for Garry
                           Saunders

         21       Subsidiaries

         23.1     Consent of PricewaterhouseCoopers LLP

         23.2     Consent of Deloitte & Touche LLP

         27       Financial Data Schedule

         99 Playboy TV International, LLC Joint Venture financial statements for the period ended December 31, 1999
--------------
*       Indicates management compensation plan
# Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the Securities and Exchange Commission (the "SEC")

(d)     Financial Statement Schedules

        See Item 14(a) above

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PLAYBOY ENTERPRISES, INC.


March 30, 2000                         By s/Linda Havard
                                          --------------------------------------
                                          Linda G. Havard
                                          Executive Vice President,
                                          Finance and Operations,
                                          and Chief Financial Officer
                                          (Authorized Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


s/Christie Hefner                                                 March 30, 2000
----------------------------------------------
Christie Hefner
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

s/Richard S. Rosenzweig                                           March 30, 2000
----------------------------------------------
Richard S. Rosenzweig
Executive Vice President and Director

s/Dennis S. Bookshester                                           March 30, 2000
----------------------------------------------
Dennis S. Bookshester
Director

s/David I. Chemerow                                               March 30, 2000
----------------------------------------------
David I. Chemerow
Director

s/Donald G. Drapkin                                               March 30, 2000
----------------------------------------------
Donald G. Drapkin
Director

s/Sol Rosenthal                                                   March 30, 2000
----------------------------------------------
Sol Rosenthal
Director

s/Sir Brian Wolfson                                               March 30, 2000
----------------------------------------------
Sir Brian Wolfson
Director

s/Linda Havard                                                    March 30, 2000
----------------------------------------------
Linda G. Havard
Executive Vice President,
Finance and Operations,
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

                                  EXHIBIT INDEX

All agreements listed below may have additional exhibits which are not attached. All such exhibits are available upon request, provided the requesting party shall pay a fee for copies of such exhibits, which fee shall be limited to the Company's reasonable expenses incurred in furnishing these documents.

                                                                    Sequentially
Exhibit                                                                 Numbered
Number            Description                                               Page
------   --------------------------------------------------------------    -----
2.1      Agreement and Plan of Merger, dated as of May 29, 1998, by and among Playboy  Enterprises,  Inc., New Playboy,  Inc., Playboy
         Acquisition   Corp.,   Spice   Acquisition   Corp.  and  Spice
         Entertainment  Companies,  Inc.  (incorporated by reference to
         Exhibit 2.1 from the Company's Registration Statement No. 333-68139 on Form S-4 dated December 1, 1998 (the "December 1,
         1998 Form S-4"))

2.2 Amendment, dated as of November 16, 1998, to the Agreement and Plan of Merger by and among Playboy Enterprises, Inc., New Playboy, Inc., Playboy Acquisition Corp., Spice Acquisition Corp. and Spice Entertainment Companies, Inc. (incorporated by reference to Exhibit 2.2 from the December 1, 1998 Form S-4)

2.3 Amendment, dated as of February 26, 1999, to the Agreement and Plan of Merger by and among Playboy Enterprises, Inc., New Playboy, Inc., Playboy Acquisition Corp., Spice Acquisition Corp. and Spice Entertainment Companies, Inc. (incorporated by reference to Exhibit 2.1 from the Current Report on Form 8-K dated March 9, 1999 (the "March 9, 1999 Form 8-K"))

3.1      Amended  and  Restated  Certificate  of  Incorporation  of the
         Company (incorporated by reference to Exhibit 3.1 from the Current Report on Form 8-K dated March 15, 1999 (the "March 15, 1999 Form 8-K"))

3.2 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated March 15, 1999 (incorporated by reference to Exhibit 3.2 from the March 15, 1999 Form 8-K)

3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated March 15, 1999 (incorporated by reference to Exhibit 3.3 from the March 15, 1999 Form 8-K)

3.4 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 from the March 15, 1999 Form 8-K)

#10.1 Playboy Magazine Printing and Binding Agreement dated as of October 22, 1997 between Playboy Enterprises, Inc. and Quad/Graphics, Inc. (incorporated by reference to Exhibit 10.4 from the Company's transition period report on Form 10-K for the six months ended December 31, 1997 (the "Transition Period Form 10-K"))

10.2 Playboy Magazine Distribution Agreement dated as of July 2, 1999 between Playboy Enterprises, Inc. and Warner Publisher Services, Inc. (incorporated by reference to Exhibit 10.4 from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999 (the "September 30, 1999 Form 10-Q"))

10.3     Playboy Magazine Subscription Fulfillment Agreement

         a        July 1, 1987  agreement  between  Communication  Data
                  Services, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.12(a) from the Company's annual report on Form 10-K for the year ended June 30, 1992 (the "1992 Form 10-K"))
         b Amendment dated as of June 1, 1988 to said Fulfillment Agreement (incorporated by reference to
                  Exhibit 10.12(b) from the Company's annual report on Form 10-K for the year ended June 30, 1993 (the "1993 Form 10-K"))
         c Amendment dated as of July 1, 1990 to said Fulfillment Agreement (incorporated by reference to
                  Exhibit 10.12(c) from the Company's annual report on Form 10-K for the year ended June 30, 1991 (the "1991 Form 10-K"))
         d Amendment dated as of July 1, 1996 to said Fulfillment Agreement (incorporated by reference to
                  Exhibit 10.5(d) from the Company's annual report on Form 10-K for the year ended June 30, 1996 (the "1996 Form 10-K"))
         #e       Amendment  dated  July 7,  1997  to said  Fulfillment
                  Agreement (incorporated by reference to Exhibit 10.6(e) from the Transition Period Form 10-K)

10.4 Transponder Lease Agreement dated as of December 31, 1992 between Playboy Entertainment Group, Inc. and General Electric Capital Corporation (incorporated by reference to Exhibit 10.3 from the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1992 (the "December 31, 1992 Form 10-Q"))

@10.5    Agreement for Compressed  Transponder Services effective as of    68-72
         March 15, 1999 between Califa  Entertainment  Group,  Inc. and
         Playboy Entertainment Group, Inc.

10.6 Distribution License to Exploit Home Video Rights effective October 1, 1991 between Playboy Video Enterprises, Inc. and Uni Distribution Corp. (incorporated by reference to Exhibit
         10.16 from the 1991 Form 10-K)

10.7 Distribution Agreement between Playboy Entertainment Group, Inc. and Universal Music & Video Distribution (formerly Uni Distribution Corp.) regarding licensing and sale of domestic home video product a Agreement dated as of March 24, 1995 (incorporated by reference to Exhibit 10.8 from the Company's annual report on Form 10-K for the year ended June 30, 1995 (the "1995 Form 10-K"))
         b Amendment to March 24, 1995 agreement dated February 28, 1997 (incorporated by reference to Exhibit 10.6 from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997 (the "March 31, 1997 Form 10-Q"))
         #c Agreement dated June 5, 1998 (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998 (the "June 30, 1998 Form 10-Q"))

#10.8 Program Supply Agreement between SEI Inc ApS and SEI 1 ApS dated June 30, 1999 (incorporated by reference to Exhibit 10.2 from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999 (the "June 30, 1999 Form 10-Q"))

10.9 Agreements between Playboy Entertainment Group, Inc. and Bloomfield Mercantile Inc. related to establishing international networks in Latin America, Spain and Portugal
         #a       Agreement outline as of March 29, 1996
         #b       Letter agreement dated January 13, 1997
         (items (a) and (b) incorporated by reference to Exhibits 10.4(a) and (b), respectively, from the March 31, 1997 Form 10-Q)

#10.10 Operating Agreement for Playboy TV International, LLC dated as of August 31, 1999 between Playboy Entertainment Group, Inc. and Victoria Springs Investments Ltd. (incorporated by reference to Exhibit 10.1 from the September 30, 1999 Form 10-Q)

#10.11 Program Supply Agreement dated as of August 31, 1999 between Playboy Entertainment Group, Inc., Playboy TV International LLC and PTV U.S., LLC (incorporated by reference to Exhibit
         10.2 from the September 30, 1999 Form 10-Q)

#10.12 Trademark License Agreement dated as of August 31, 1999 between Playboy Enterprises International, Inc. and Playboy TV International, LLC (incorporated by reference to Exhibit 10.3 from the September 30, 1999 Form 10-Q)

10.13 Distribution Agreements between Playboy Entertainment Group, Inc., Orion Home Video and Metro-Goldwyn-Mayer Studios Inc. regarding the distribution of certain home video programs and product a Agreement dated June 27, 1996 (incorporated by reference to Exhibit 10.12 from the 1996 Form 10-K)
         b First Amendment to June 27, 1996 agreement dated July 29, 1996 (incorporated by reference to Exhibit 10.7 from the March 31, 1997 Form 10-Q)
         #c Second Amendment to June 27, 1996 agreement dated December 31, 1997 (incorporated by reference to
                  Exhibit  10.18(c)  from the  Transition  Period  Form
                  10-K)

10.14 Letter Agreement dated as of January 5, 1998 between Playboy Entertainment Group, Inc. and Metro-Goldwyn-Mayer Studios Inc. in reference to Metro-Goldwyn-Mayer Studios Inc. assuming full right, power and authority over certain distribution and production agreements on behalf of other parties (incorporated by reference to Exhibit 10.19 from the Transition Period Form 10-K)

10.15 Affiliation Agreement between Playboy Entertainment Group, Inc. and DirecTV, Inc. regarding the satellite distribution of Playboy TV
         a        Agreement dated November 15, 1993
         b        First  Amendment to November 15, 1993 agreement dated
                  as of April 19, 1994
         c        Second Amendment to November 15, 1993 agreement dated
                  as  of  July  26,  1995
         (items (a), (b) and (c) incorporated by reference to Exhibits 10.13(a), (b) and (c), respectively, from the 1996 Form 10-K)
         #d       Third  Amendment to November 15, 1993 agreement dated
                  August 26, 1997 (incorporated by reference to Exhibit
                  10.3 from the Company's quarterly report on Form 10-Q
                  for  the  quarter  ended   September  30,  1997  (the
                  "September 30, 1997 Form 10-Q"))
         #e       Fourth Amendment to November 15, 1993 agreement dated
                  March 15, 1999  (incorporated by reference to Exhibit
                  10.1 from the June 30, 1999 Form 10-Q)

#10.16 DBS License Agreement dated April 1, 1997 between Playboy Entertainment Group, Inc. and PrimeStar Partners, L.P. regarding the satellite distribution of Playboy TV or any other service mark that retains a Playboy Mark (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998 (the "March 31, 1998 Form 10-Q"))

10.17 Product License Agreements between Playboy Enterprises, Inc. and Chaifa Investment, Limited
         a        Agreement  dated  September  26, 1989  related to the
                  Hong Kong territory
         b Agreement dated March 4, 1991 related to the People's Republic of China territory
         c        Amendment dated July 21, 1992 related to the March 4,
                  1991 agreement
         d Amendment dated August 17, 1993 related to the agreements dated September 26, 1989 and March 4, 1991
         e Amendment dated January 23, 1996 related to the agreements dated September 26, 1989 and March 4, 1991
         (items (a) through (e) incorporated by reference to Exhibits 10.16(a) through (e), respectively, from the 1996 Form 10-K)
         f Amendment dated May 12, 1997 related to the agreements dated September 26, 1989 and March 4, 1991 (incorporated by reference to Exhibit 10.18(f) from the Company's annual report on Form 10-K for the year ended June 30, 1997 (the "1997 Form 10-K"))

10.18    Credit Agreement
         a        Credit  Agreement,  dated as of  February  26,  1999,
                  among New Playboy,  Inc.,  PEI  Holdings,  Inc.,  the
                  Lenders  named in this Credit  Agreement,  ING (U.S.)
                  Capital LLC, as Syndication  Agent, and Credit Suisse
                  First Boston, as Administrative  Agent, as Collateral
                  Agent and as Issuing Bank
         b        Subsidiary Guarantee Agreement, dated as of March 15,
                  1999,   among   certain   subsidiaries   of   Playboy
                  Enterprises,  Inc. and Credit Suisse First Boston, as
                  Collateral Agent
         c        Indemnity,  Subrogation and  Contribution  Agreement,
                  dated   as  of  March   15,   1999,   among   Playboy
                  Enterprises,  Inc., PEI Holdings, Inc., certain other
                  subsidiaries of Playboy Enterprises, Inc., and Credit
                  Suisse First Boston, as Collateral Agent
         d        Pledge  Agreement,  dated as of March 15, 1999, among
                  Playboy  Enterprises,   Inc.,  PEI  Holdings,   Inc.,
                  certain other  subsidiaries  of Playboy  Enterprises,
                  Inc.,  and Credit Suisse First Boston,  as Collateral
                  Agent
         e        Security Agreement, dated as of March 15, 1999, among
                  Playboy  Enterprises,   Inc.,  PEI  Holdings,   Inc.,
                  certain other  subsidiaries  of Playboy  Enterprises,
                  Inc.,  and Credit Suisse First Boston,  as Collateral
                  Agent
         (items   (a) through (e) incorporated by reference to Exhibits
         10.21(a) through (e), respectively,  from the Company's annual report on Form 10-K for the year ended  December 31, 1998 (the
         "1998 Form  10-K"))
        @f        First Amendment to February 26, 1999 Credit Agreement    73-76
                  dated as of June 14, 1999
        @g        Second   Amendment   to  February   26,  1999  Credit    77-89
                  Agreement dated as of January 31, 2000

10.19 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner
         a        Letter of Interpretation of Lease
         b        Agreement of lease
         (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)
         c        Amendment to lease  agreement dated as of January 12,
                  1998 (incorporated by reference to Exhibit 10.2 from the March 31, 1998 Form 10-Q)

10.20    Los Angeles Offices Lease Documents
         a        Office  lease  dated  as of  July  25,  1991  between
                  Playboy Enterprises, Inc. and Beverly Mercedes Place,
                  Ltd.  (incorporated  by reference to Exhibit  10.6(c)
                  from the 1991 Form 10-K)
         b        Amendment to July 25, 1991 lease dated June 26, 1996
         c        Amendment to July 25, 1991 lease dated  September 12,
                  1996
         (items (b) and (c) incorporated by reference to Exhibits 10.19(b) and (c), respectively, from the 1996 Form 10-K)
         d        Office  lease  dated  January  6, 1999  between  5055
                  Wilshire Limited Partnership and Playboy Enterprises,
                  Inc. (incorporated by reference to Exhibit 10.24(d) from the 1998 Form 10-K)

10.21    Chicago Office Lease Documents
         a Office Lease dated April 7, 1988 by and between Playboy Enterprises, Inc. and LaSalle National Bank as Trustee under Trust No. 112912 (incorporated by reference to Exhibit 10.7(a) from the 1993 Form 10-K)
         b First Amendment to April 7, 1988 lease dated October 26, 1989 (incorporated by reference to Exhibit 10.15(b) from the 1995 Form 10-K)
         c Second Amendment to April 7, 1988 lease dated June 1, 1992 (incorporated by reference to Exhibit 10.1 from the December 31, 1992 Form 10-Q
         d Third Amendment to April 7, 1988 lease dated August 30, 1993 (incorporated by reference to Exhibit 10.15(d) from the 1995 Form 10-K)
         e Fourth Amendment to April 7, 1988 lease dated August 6, 1996 (incorporated by reference to Exhibit 10.20(e) from the 1996 Form 10-K)
         f Fifth Amendment to April 7, 1988 lease dated March 19, 1998 (incorporated by reference to Exhibit 10.3 from the March 31, 1998 Form 10-Q)

10.22 New York Office Lease Agreement dated August 11, 1992 between Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)

10.23    Itasca Warehouse Lease Documents
         a Agreement dated as of September 6, 1996 between Centerpoint Properties Corporation and Playboy Enterprises, Inc. (incorporated by reference to
                  Exhibit 10.23 from the 1996 Form 10-K)
         b Amendment to September 6, 1996 lease dated June 1, 1997 (incorporated by reference to Exhibit 10.25(b) from the 1997 Form 10-K)

*10.24   Selected Company Remunerative Plans
         a Executive Protection Program dated March 1, 1990 (incorporated by reference to Exhibit 10.18(c) from the 1995 Form 10-K)
         b Amended and Restated Deferred Compensation Plan for Employees effective January 1, 1998
         c        Amended and Restated  Deferred  Compensation Plan for
                  Board of Directors' effective January 1, 1998
         (items  (b) and (c)  incorporated  by  reference  to  Exhibits
         10.2(a)  and (b),  respectively,  from the June 30,  1998 Form
         10-Q)

*10.25   1989 Option Plan
         a        Playboy Enterprises,  Inc. 1989 Stock Option Plan, as
                  amended, For Key Employees (incorporated by reference
                  to Exhibit 10.4(mm) from the 1991 Form 10-K)
         b        Playboy Enterprises, Inc. 1989 Stock Option Agreement
         c        Letter  dated July 18,  1990  pursuant to the June 7,
                  1990 recapitalization regarding adjustment of options
         (items (b) and (c) incorporated by reference to Exhibits 10.19(c) and (d), respectively, from the 1995 Form 10-K) d Consent and Amendment regarding the 1989 Option Plan (incorporated by reference to Exhibit 10.4(aa) from the 1991 Form 10-K)

*10.26   1991 Directors' Plan
         a Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Plan for Non-Employee Directors, as amended
         b Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Agreement for Non-Employee Directors
                  (items (a) and (b) incorporated by reference to Exhibits 10.4(rr) and (nn), respectively, from the 1991 Form 10-K)

*10.27   1995 Stock Incentive Plan
         a Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan (incorporated by reference to
                  Exhibit 10.3 from the June 30, 1999 Form 10-Q)
         b Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options which may be granted under the Plan
         c Form of Incentive Stock Option Agreement for Incentive Stock Options which may be granted under the Plan
         d Form of Restricted Stock Agreement for Restricted Stock issued under the Plan
         (items (b), (c) and (d) incorporated by reference to Exhibits 4.3, 4.4 and 4.5, respectively, from the Company's Registration Statement No. 33-58145 on Form S-8 dated March 20, 1995 (the "March 20, 1995 Form S-8"))
         e        Form of Section 162(m) Restricted Stock Agreement for
                  Section 162(m) Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(e) from the 1997 Form 10-K)

*10.28   1997 Directors' Plan
         a 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.3(a) from the Transition Period Form 10-K)
         b Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from the September 30, 1997 Form 10-Q)

*10.29 Form of Nonqualified Option Agreement between Playboy Enterprises, Inc. and each of Dennis S. Bookshester and Sol Rosenthal (incorporated by reference to Exhibit 4.4 from the Company's Registration Statement No. 333-30185 on Form S-8 dated November 13, 1996 (the "November 13, 1996 Form S-8"))

*10.30   Employee Stock Purchase Plan
         a Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.2 from the March 31, 1997 Form 10-Q)
         b Amendment to Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.4 from the June 30, 1999 Form 10-Q)

*10.31   Selected Employment, Termination and Other Agreements
         a        Playboy   Enterprises,   Inc.   Severance   Agreement
                  (incorporated  by reference to Exhibit  10.4(vv) from
                  the 1991 Form 10-K)
         b        Employment  Agreement  dated  May  21,  1992  between
                  Playboy   Enterprises,   Inc.  and  Anthony  J.  Lynn
                  (incorporated by reference to Exhibit  10.4(bbb) from
                  the 1992 Form 10-K)
         c        Amendment   dated  August  15,  1996   regarding  the
                  Employment  Agreement  dated  May  21,  1992  between
                  Playboy   Enterprises,   Inc.  and  Anthony  J.  Lynn
                  (incorporated  by reference to Exhibit  10.25(i) from
                  the 1996 Form 10-K)
         d        Agreement   dated   October  16,  1996  amending  the
                  Employment  Agreement  dated  May  21,  1992  between
                  Playboy Enterprises, Inc. and Anthony J. Lynn
         e        Playboy Enterprises, Inc. Incentive Compensation Plan
                  for Anthony J. Lynn
         f Letter Agreement dated April 18, 1997 regarding employment of Linda Havard
         (items (d) through (f)  incorporated  by reference to Exhibits
         10.3(a),  (b) and (f),  respectively,  from the March 31, 1997
         Form 10-Q)
         g Letter Agreement dated September 25, 1997 regarding employment of Helen Isaacson
         h Letter Agreement dated September 26, 1997 regarding employment of Garry Saunders
         (items  (g) and (h)  incorporated  by  reference  to  Exhibits
         10.5(a) and (b),  respectively,  from the  September  30, 1997
         Form 10-Q)
         i        Letter  Agreement  dated  January 25, 1999  regarding
                  employment  of  Alex  Mironovich   (incorporated   by
                  reference   to  Exhibit   10.1  from  the   Company's
                  quarterly  report on Form 10-Q for the quarter  ended
                  March 31, 1999 (the "March 31, 1999 Form 10-Q"))
        @j        1999-2000  Special  Incentive/Bonus  Plans  for Garry    90-91
                  Saunders

        @21       Subsidiaries                                                92

        @23.1     Consent of PricewaterhouseCoopers LLP                       93

        @23.2     Consent of Deloitte & Touche LLP                            94

        @27       Financial Data Schedule                                     95

        @99       Playboy  TV   International,   LLC  Joint
                  Venture   financial statements for the period
                  ended December 31, 1999                                 96-108
--------------
*       Indicates management compensation plan
# Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the Securities and Exchange Commission (the "SEC")
@       Filed herewith

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE



To the Shareholders and Board of Directors
Playboy Enterprises, Inc.

       Our report on the consolidated financial statements of Playboy Enterprises, Inc. and its Subsidiaries is included on page 51 of this Form 10-K Annual Report. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 53 of this Form 10-K Annual Report.

       In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 30, 2000





                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)
---------------------------------------------------------------------------------------------------------------------------
              COLUMN A                     COLUMN B                    COLUMN C                 COLUMN D         COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                            ----------------------------
                                           Balance at        Charged to      Charged to                          Balance at
                                            Beginning         Cost and          Other                                End
                  Description              of Period          Expenses        Accounts         Deductions        of Period
----------------------------------------  -----------       -----------      -----------       ----------       -----------
Allowance deducted in the balance sheet
  from the asset to which it applies:

Fiscal Year Ended December 31, 1999:
  Allowance for doubtful accounts         $     6,349       $     1,920      $   11,670(a)     $    1,969(b)    $    17,970
                                          ===========       ===========      ===========       ==========       ===========

  Allowance for returns                   $    21,644       $         -      $   56,024(c)     $   56,373(d)    $    21,295
                                          ===========       ===========      ==========        ==========       ===========

  Deferred tax asset valuation allowance  $    15,438       $         -      $      439(e)     $        -       $    15,877
                                          ===========       ===========      ==========        ==========       ===========

Fiscal Year Ended December 31, 1998:

  Allowance for doubtful accounts         $     4,467       $     2,371      $    1,810(a)     $    2,299(b)    $     6,349
                                          ===========       ===========      ==========        ==========       ===========

  Allowance for returns                   $    27,187       $         -      $   58,880(c)     $   64,423(d)    $    21,644
                                          ===========       ===========      ==========        ==========       ===========

  Deferred tax asset valuation allowance  $    16,504       $         -      $        -        $    1,066(e)    $    15,438
                                          ===========       ===========      ==========        ==========       ===========

Six-Month Transition Period
  Ended December 31, 1997:

  Allowance for doubtful accounts         $     3,882       $     1,053      $      702(a)     $    1,170(b)    $     4,467
                                          ===========       ===========      ==========        ==========       ===========

  Allowance for returns                   $    22,747       $         -      $   32,774(c)     $   28,334(d)    $    27,187
                                          ===========       ===========      ==========        ==========       ===========

  Deferred tax asset valuation allowance  $    15,870       $         -      $      634(e)     $        -       $    16,504
                                          ===========       ===========      ==========        ==========       ===========

Fiscal Year Ended June 30, 1997:

  Allowance for doubtful accounts         $     3,009       $     1,241      $    1,522(a)     $    1,890(b)    $     3,882
                                          ===========       ===========      ==========        ==========       ===========

  Allowance for returns                   $    21,939       $         -      $   64,197(c)     $   63,389(d)    $    22,747
                                          ===========       ===========      ==========        ==========       ===========

  Deferred tax asset valuation allowance  $    27,971       $         -      $    1,385(e)     $   13,486(f)    $    15,870
                                          ===========       ===========      ==========        ==========       ===========

Notes:

(a) Represents primarily a $10,300 net provision charged to goodwill related to the Spice acquisition in fiscal year 1999, and provisions for unpaid subscriptions charged to net revenues.
(b)      Represents uncollectible accounts less recoveries.
(c) Represents provisions charged to net revenues for estimated returns of Playboy magazine, other domestic publishing products and domestic home videos.
(d)      Represents settlements on provisions previously recorded.
(e) Represents the unrealizable portion of the change in the gross deferred tax asset.
(f) Represents a federal income tax benefit resulting from a change in the realizability of the gross deferred tax asset.

                                       67