Form 10-Q
period 2000-03-31
PLAYBOY ENTERPRISES INC
filed 2000-05-15
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

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

      As of April 30, 2000, there were 4,859,102 shares of Class A Common Stock, par value $0.01 per share, and 19,374,647 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.  Financial Statements

            Condensed Consolidated Statements of Operations and
            Comprehensive Loss for the Quarters Ended March 31,
            2000 and 1999 (Unaudited)                                          3

            Condensed Consolidated Balance Sheets at March 31,
            2000 (Unaudited) and December 31, 1999                             4

            Condensed Consolidated Statements of Cash Flows for the
            Quarters Ended March 31, 2000 and 1999 (Unaudited)                 5

            Notes to Condensed Consolidated Financial Statements             6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9-14

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                   for the Quarters Ended March 31 (Unaudited)
                    (In thousands, except per share amounts)

                                                             2000        1999
                                                           --------    --------

Net revenues                                               $ 73,103    $ 73,384
                                                           --------    --------

Costs and expenses
   Cost of sales                                            (66,869)    (63,308)
   Selling and administrative expenses                      (12,291)    (12,067)
   Restructuring expenses                                      (257)         --
                                                           --------    --------
      Total costs and expenses                              (79,417)    (75,375)
                                                           --------    --------

Operating loss                                               (6,314)     (1,991)
                                                           --------    --------

Nonoperating income (expense)
   Investment income                                            415          77
   Interest expense                                          (1,888)       (941)
   Gain on sale of investment                                    --       1,728
   Equity in operations of Playboy TV International, LLC       (603)         --
   Other, net                                                  (317)       (207)
                                                           --------    --------
      Total nonoperating income (expense)                    (2,393)        657
                                                           --------    --------

Loss before income taxes                                     (8,707)     (1,334)

Income tax benefit                                            2,472         292
                                                           --------    --------

Net loss                                                     (6,235)     (1,042)
                                                           --------    --------

Other comprehensive income (loss) (net of tax)
   Foreign currency translation adjustment                       13         (58)
   Unrealized gain on marketable securities                     151           7
                                                           --------    --------
      Total other comprehensive income (loss)                   164         (51)
                                                           --------    --------

Comprehensive loss                                         $ (6,071)   $ (1,093)
                                                           ========    ========

Basic and diluted weighted average number
   of common shares outstanding                              24,201      20,972
                                                           ========    ========

Basic and diluted net loss per common share                $  (0.26)   $  (0.05)
                                                           ========    ========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                         (Unaudited)
                                                                           March 31,      Dec. 31,
                                                                             2000           1999
                                                                          ---------     ---------
Assets
   Cash and cash equivalents                                              $      --     $  23,528
   Marketable securities                                                      3,797         3,064
   Receivables, net of allowance for doubtful accounts of
     $6,101 and $5,738, respectively                                         34,268        40,670
   Receivables from related parties, net of allowance for doubtful
     accounts of $2,232                                                      15,617        14,225
   Inventories                                                               24,582        23,831
   Programming costs                                                         50,128        52,546
   Deferred subscription acquisition costs                                   13,024        13,579
   Other current assets                                                      15,464        17,367
                                                                          ---------     ---------
      Total current assets                                                  156,880       188,810
                                                                          ---------     ---------

   Property and equipment, net                                               10,428         9,415
   Receivables from related parties                                          62,500        62,500
   Programming costs                                                          5,985         3,100
   Goodwill, net of amortization of $3,117 and $2,490, respectively          90,956        89,539
   Trademarks, net of amortization of $12,490 and $11,819, respectively      48,380        48,387
   Net deferred tax assets                                                    8,207         5,390
   Other noncurrent assets                                                   21,196        22,261
                                                                          ---------     ---------

   Total assets                                                           $ 404,532     $ 429,402
                                                                          =========     =========

Liabilities
   Financing obligations                                                  $     800     $  15,000
   Accounts payable                                                          26,531        31,868
   Accounts payable to related parties                                        3,177         2,690
   Accrued salaries, wages and employee benefits                              7,115         8,839
   Deferred revenues                                                         42,401        42,354
   Deferred revenues from related parties                                     6,525         6,525
   Other liabilities and accrued expenses                                    14,546        12,395
                                                                          ---------     ---------
      Total current liabilities                                             101,095       119,671

   Financing obligations                                                     74,200        75,000
   Deferred revenues from related parties                                    54,800        55,225
   Other noncurrent liabilities                                              18,167        18,225
                                                                          ---------     ---------
      Total liabilities                                                     248,262       268,121
                                                                          ---------     ---------

Shareholders' Equity
   Common stock, $0.01 par value
    Class A voting - 7,500,000 shares authorized; 4,859,102 issued               49            49
    Class B nonvoting - 30,000,000 shares authorized; 19,664,202
     and 19,595,358 issued, respectively                                        197           196
   Capital in excess of par value                                           121,145       120,337
   Retained earnings                                                         38,007        44,242
   Unearned compensation restricted stock                                    (3,462)       (3,624)
   Accumulated other comprehensive income                                       334            81
                                                                          ---------     ---------
      Total shareholders' equity                                            156,270       161,281
                                                                          ---------     ---------

   Total liabilities and shareholders' equity                             $ 404,532     $ 429,402
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

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the Quarters Ended March 31 (Unaudited)
                                 (In thousands)

                                                                                  2000         1999
                                                                                --------    ---------
Cash Flows From Operating Activities
Net loss                                                                        $ (6,235)   $  (1,042)
Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation of property and equipment                                            707          474
   Amortization of intangible assets                                               1,912          652
   Equity in operations of Playboy TV International, LLC                             603           --
   Gain on sale of investment                                                         --       (1,728)
   Amortization of investments in entertainment programming                        7,949        5,600
   Investments in entertainment programming                                       (8,416)      (8,423)
   Net change in operating assets and liabilities                                 (2,586)       1,283
   Other, net                                                                        224          (10)
                                                                                --------    ---------
      Net cash used for operating activities                                      (5,842)      (3,194)
                                                                                --------    ---------

Cash Flows From Investing Activities
Acquisition of Spice Entertainment Companies, Inc.                                    --      (45,707)
Acquisition of Rouze Media, Inc.                                                  (1,125)          --
Sale of investment                                                                    --        4,500
Additions to property and equipment                                               (1,581)        (258)
Funding of equity interests in international ventures                               (106)      (1,317)
Purchase of marketable securities                                                   (500)      (1,006)
Other, net                                                                            --            3
                                                                                --------    ---------
      Net cash used for investing activities                                      (3,312)     (43,785)
                                                                                --------    ---------

Cash Flows From Financing Activities
Repayment of short-term borrowings                                                    --      (29,750)
Proceeds from financing obligations                                                   --      110,000
Repayment of financing obligations                                               (15,000)          --
Payment of debt assumed in acquisition of Spice Entertainment Companies, Inc.         --      (10,471)
Deferred financing fees                                                             (292)      (4,568)
Proceeds from employee stock benefit plans                                           918          272
                                                                                --------    ---------
      Net cash provided by (used for) financing activities                       (14,374)      65,483
                                                                                --------    ---------

Net increase (decrease) in cash and cash equivalents                             (23,528)      18,504

Cash and cash equivalents at beginning of period                                  23,528          341
                                                                                --------    ---------

Cash and cash equivalents at end of period                                      $     --    $  18,845
                                                                                ========    =========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)   BASIS OF PREPARATION

The financial information included in these financial statements is unaudited, but in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") of Playboy Enterprises, Inc. and its subsidiaries (the "Company"). Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

(B)   RESTRUCTURING EXPENSES

In fiscal year 1999, the Company began a cost reduction effort that led to a work force reduction of 49 employees, or approximately 6%, through company-wide layoffs and attrition. As of March 31, 2000, a total of 26 employees had been terminated (including eight in the current year quarter) representing total restructuring charges of $1,348,000, of which $257,000 was recorded in the first quarter of fiscal year 2000. A total of $996,000 related to the restructuring had been paid as of March 31, 2000, resulting in a remaining liability of $352,000. Additionally, 23 positions were eliminated through attrition. All charges related to the restructuring have been recorded as of March 31, 2000.

(C)   INCOME TAXES

The Company's net deferred tax asset increased to $11.1 million at March 31, 2000 as a result of a taxable loss for the current quarter, and consisted of $2.9 million of current deferred tax assets and $8.2 million of noncurrent deferred tax assets. At December 31, 1999, the Company was in a net deferred tax asset position of $8.3 million that consisted of $2.9 million of current deferred tax assets and $5.4 million of noncurrent deferred tax assets. As reported in the Company's 1999 Form 10-K, the deferred tax assets include principally the anticipated benefit of net operating loss carryforwards ("NOLs"). Realization of those assets is dependent upon the Company's ability to generate taxable income in future years. The recognition of benefits in the financial statements is based upon projections by management of future operating income and the anticipated reversal of temporary differences that will result in taxable income. Projections of future earnings were based on adjusted historical earnings.

(D)   COMPREHENSIVE INCOME (LOSS)

The following sets forth the components of other comprehensive income (loss), and the related tax expense or benefit allocated to each item (in thousands):

                                                               (Unaudited)
                                                             Quarters Ended
                                                                March 31,
                                                            ----------------
                                                             2000       1999
                                                            -----      -----
Foreign currency translation adjustment (1) ...........     $  13      $ (58)
Unrealized gain on marketable securities (2) ..........     $ 151      $   7

(1) Net of related tax expense of $7 and a tax benefit of $31 for the quarters ended March 31, 2000 and 1999, respectively.

(2) Net of related tax expense of $82 and $4 for the quarters ended March 31, 2000 and 1999, respectively.

(E)   LOSS PER COMMON SHARE

During the quarter ended March 31, 2000, options to purchase approximately 2,125,000 shares of the Company's Class A and Class B common stock and approximately 290,000 shares of Class B restricted stock awards outstanding were not included in the computation of diluted earnings per common share as the inclusion of these shares would have been antidilutive. As a result, the weighted average number of basic and diluted common shares outstanding at March 31, 2000 were equivalent.

(F)   INVENTORIES

Inventories, which are stated at the lower of cost (average cost and specific cost) or fair value, consisted of the following (in thousands):

                                                        (Unaudited)
                                                         March 31,      Dec. 31,
                                                           2000           1999
                                                         --------      --------

Paper................................................    $  7,342      $  6,226
Editorial and other prepublication costs.............       6,513         6,432
Merchandise finished goods...........................      10,727        11,173
                                                         --------      --------

   Total inventories.................................    $ 24,582      $ 23,831
                                                         ========      ========

(G)   PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

                                                        (Unaudited)
                                                         March 31,      Dec. 31,
                                                           2000           1999
                                                         --------      --------

Land .................................................   $    292      $    292
Buildings and improvements ...........................      8,501         8,467
Furniture and equipment ..............................     17,255        15,778
Leasehold improvements ...............................      8,940         8,681
                                                         --------      --------

Total property and equipment .........................     34,988        33,218
Accumulated depreciation .............................    (24,560)      (23,803)
                                                         --------      --------

   Total property and equipment, net .................   $ 10,428      $  9,415
                                                         ========      ========

(H)   ACQUISITION

On March 15, 1999, the Company completed its acquisition of Spice Entertainment Companies, Inc. ("Spice"), a leading provider of adult television entertainment. The final determination of the purchase price, including transaction costs and Spice debt, is approximately $127 million, which resulted in goodwill recorded of approximately $90 million.

(I)   CONTINGENCIES

In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act of 1996 (the "Telecommunications Act"), which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 of the Telecommunications Act ("Section 505") commenced May 18, 1997. The Company's full case on the merits was heard by the United States District Court in Wilmington, Delaware (the "Delaware District Court") in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants appealed this judgment and the United States Supreme Court (the "Supreme Court") heard the appeal on November 30, 1999. The adverse effect of Section 505 on the Company's financial performance can not be rectified. The harm can only be minimized going forward through the transition from analog to digital cable.

(J)   PUBLIC EQUITY OFFERING

In January 2000, Playboy.com, Inc., a component of the Playboy Online Group, filed a registration statement for a planned sale of a minority of its equity in an Initial Public Offering ("IPO").

(K)   SEGMENT INFORMATION

The following tables represent financial information by reportable segment (in thousands):

                                                               (Unaudited)
                                                             Quarters Ended
                                                                March 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
Net Revenues
Entertainment ........................................   $ 22,604      $ 20,443
Publishing ...........................................     32,092        33,299
Playboy Online .......................................      5,810         2,242
Catalog ..............................................     10,795        15,739
Other Businesses .....................................      1,802         1,661
                                                         --------      --------
     Total ...........................................   $ 73,103      $ 73,384
                                                         ========      ========
Loss Before Income Taxes
Entertainment ........................................   $  3,679      $  4,389
Publishing ...........................................      1,615         1,840
Playboy Online .......................................     (5,713)       (1,959)
Catalog ..............................................       (400)         (301)
Other Businesses .....................................        218            (4)
Corporate Administration and Promotion ...............     (5,456)       (5,956)
Restructuring expenses ...............................       (257)           --
Investment income ....................................        415            77
Interest expense .....................................     (1,888)         (941)
Gain on sale of investment ...........................         --         1,728
Equity in operations of Playboy TV International, LLC        (603)           --
Other, net ...........................................       (317)         (207)
                                                         --------      --------
     Total ...........................................   $ (8,707)     $ (1,334)
                                                         ========      ========
EBITDA (1)
Entertainment ........................................   $ 13,052      $ 10,310
Publishing ...........................................      1,752         1,992
Playboy Online .......................................     (5,456)       (1,952)
Catalog ..............................................       (357)         (246)
Other Businesses .....................................        265            38
Corporate Administration and Promotion ...............     (4,446)       (3,777)
Restructuring expenses ...............................       (257)           --
                                                         --------      --------
     Total ...........................................   $  4,553      $  6,365
                                                         ========      ========

                                                        (Unaudited)
                                                         March 31,      Dec. 31,
                                                           2000           1999
                                                         --------      --------
Identifiable Assets
Entertainment ........................................   $281,330      $281,167
Publishing ...........................................     45,088        51,273
Playboy Online .......................................      6,440         4,924
Catalog ..............................................     11,914        13,599
Other Businesses .....................................      6,867         7,082
Corporate Administration and Promotion (2) ...........     52,893        71,357
                                                         --------      --------
     Total (2) .......................................   $404,532      $429,402
                                                         ========      ========

(1) EBITDA represents earnings before income taxes, interest expense, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees related to the Spice acquisition and equity in operations of Playboy TV International, LLC ("PTVI"). EBITDA should not be considered an alternative to any measure of performance or liquidity under generally accepted accounting principles. Similarly, it should not be inferred that EBITDA is more meaningful than any of those measures.

(2) The decrease in identifiable assets since December 31, 1999 is largely due to the repayment of $15,000 of financing obligations in February 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The Company's revenues for the quarter ended March 31, 2000 overall were relatively flat at $73.1 million compared to the prior year quarter, as growth in Playboy Online and Entertainment Group revenues offset lower Catalog and Publishing Group revenues. The Playboy Online and Catalog Group variances resulted in part from the consolidation of Playboy and Spice direct commerce with e-commerce, resulting in their revenues being reported in the Playboy Online Group effective October 1, 1999.

      The Company reported a segment loss, or an operating loss before restructuring expenses, of $6.1 million in the current year quarter compared to an operating loss of $2.0 million in the prior year quarter, reflecting primarily $3.7 million higher planned investments in the Playboy Online Group. The current year quarter also included $0.2 million of restructuring expenses related to severance costs from the Company's work force reduction program that began in the prior year, resulting in an operating loss of $6.3 million.

      The net loss for the current year quarter was $6.2 million, or $0.26 per basic and diluted common share, compared to $1.0 million, or $0.05 per basic and diluted common share, for the prior year quarter. The net loss for the current year quarter included higher interest expense, primarily due to increased debt resulting from the acquisition of Spice, and a $0.6 million charge related to PTVI. Such charge reflects the Company's 19.9% equity in operations of PTVI, and the elimination of unrealized profits of certain transactions between the Company and PTVI. The net loss for the prior year quarter included a $1.7 million gain from the sale of the Company's equity in the Playboy Casino at Hotel des Roses in Greece.

      Beginning with the quarter ended March 31, 2000, certain brand-related businesses have been combined and are now reported as the Other Businesses Group. This group includes product marketing and casino gaming, which were previously reported as separate groups, and certain Company-wide marketing activities, consisting of Playboy Jazz Festival and Playmate promotions, that had previously been reported in Corporate Administration and Promotion results.

      Several of the Company's businesses can experience variations in quarterly performance. As a result, the Company's performance in any quarterly period is not necessarily reflective of full-year or longer-term trends. For example, international TV revenues vary due to the timing of recognizing library license fees related to PTVI. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on product introductions by advertising customers, changes in advertising buying patterns and economic conditions. In addition, e-commerce revenues are typically impacted by the year-end holiday buying season and decreased traffic during the summer months.

ENTERTAINMENT GROUP

      The revenues and segment profitability of the Entertainment Group were as follows for the periods indicated below (in millions):

                                                             Quarters Ended
                                                                March 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
Revenues
Domestic TV Networks .................................   $   19.1      $   16.8
International TV .....................................        2.1           1.5
Worldwide Home Video .................................        1.3           1.9
Movies and Other .....................................        0.1           0.2
                                                         --------      --------
   Total Revenues ....................................   $   22.6      $   20.4
                                                         ========      ========

Segment Profitability
Before Programming Expense ...........................   $   11.6      $   10.0
Programming Expense ..................................       (7.9)         (5.6)
                                                         --------      --------
   Total Segment Profitability .......................   $    3.7      $    4.4
                                                         ========      ========

      For the quarter ended March 31, 2000, Entertainment Group revenues increased $2.2 million, or 11%, compared to the prior year quarter primarily due to the Spice acquisition effective March 15, 1999. Segment profitability decreased $0.7 million, or 16%, reflecting higher programming expense.

      The following discussion focuses on the profit contribution of each business before programming expense.

Domestic TV Networks

      For the current year quarter, revenues from domestic TV networks increased $2.3 million, or 14%, and profit contribution increased $0.6 million. These increases were a result of the Spice acquisition combined with higher Playboy TV cable pay-per-view, largely digital, and off-network productions revenues. Partially offsetting these increases were lower Playboy TV satellite direct-to-home ("DTH") revenues, principally due to the effect of DirecTV's acquisition of PrimeStar. The acquisition has resulted in a significant decline in the number of PrimeStar subscribers as they transition primarily to DirecTV, or other DTH or cable services.

      The approximate number of households were as follows for the periods indicated below (in millions):

                                          March 31,     Dec. 31,     March 31,
                                             2000         1999         1999
                                          --------      -------      --------

Cable (1):
    Playboy TV Analog Addressable......       11.2         11.7          11.7
    Playboy TV Digital.................        1.5          1.3           0.2
    Spice Analog Addressable...........       13.7         13.6          13.5
    Spice Digital......................        2.9          2.8           0.6

DTH:
    Playboy TV.........................       13.1         12.4          10.7

(1) Currently there is an overlap of cable analog addressable and digital households due to some cable operators offering both analog and digital platforms to the same households.

      In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act, which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 commenced May 18, 1997. The Company's full case on the merits was heard by the Delaware District Court in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants appealed this judgment and the Supreme Court heard the appeal on November 30, 1999. The adverse effect of Section 505 on the Company's financial performance can not be rectified. The harm can only be minimized going forward through the transition from analog to digital cable. See
Part II. Item 1. "Legal Proceedings."

International TV

      For the current year quarter, profit contribution from the international TV business increased $1.0 million on a $0.6 million, or 36%, increase in revenues. These increases were primarily due to output license fees and trademark royalties from PTVI, which now distributes the Company's TV programming internationally, except in Canada.

Worldwide Home Video

      For the current year quarter, revenues from the worldwide home video business decreased $0.6 million, or 32%, while profit contribution decreased $0.3 million.

Movies and Other

      For the current year quarter, both revenues and profit contribution from movies and other businesses remained relatively flat compared to the prior year quarter.

      The Entertainment Group's administrative expenses decreased $0.5 million in the current year quarter primarily due to lower performance-related variable compensation expense.

Programming Expense

      Programming amortization expense increased $2.3 million for the current year quarter primarily as a result of higher domestic TV networks amortization related to off-network productions, the Playboy TV network and the acquisition of Spice, and, to a smaller extent, sales to PTVI.

PUBLISHING GROUP

      The revenues and segment profitability of the Publishing Group were as follows for the periods indicated below (in millions):

                                                             Quarters Ended
                                                                March 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------
Revenues
Playboy Magazine .....................................   $   25.4      $   26.7
Other Domestic Publishing ............................        4.0           4.1
International Publishing .............................        2.7           2.5
                                                         --------      --------
   Total Revenues ....................................   $   32.1      $   33.3
                                                         ========      ========

Segment Profitability ................................   $    1.6      $    1.8
                                                         ========      ========

      Publishing Group revenues for the quarter ended March 31, 2000 decreased $1.2 million, or 4%, compared to the prior year quarter principally due to lower revenues from Playboy magazine.

      Playboy magazine revenues decreased $1.3 million, or 5%, compared to the prior year quarter. Circulation revenues decreased $3.1 million, or 16%, primarily due to extraordinary newsstand sales in the prior year quarter of the April 1999 issue featuring Rena Mero, the World Wrestling Federation champion and character formerly known as Sable. Advertising revenues increased $1.8 million, or 28%, due to higher ad pages and average net revenue per page. Advertising sales for the second quarter magazine issues are closed and the Company expects to report 10% more ad pages and 18% higher ad revenues compared to the quarter ended June 30, 1999.

      Although Playboy magazine newsstand revenues were $3.0 million lower, the higher Playboy magazine advertising revenues, as well as lower manufacturing costs due to a reduction in print runs, mostly offset that decline resulting in the group's segment profitability being down only $0.2 million, or 12%.

      Many magazines receive a significant portion of their advertising revenues from companies selling tobacco products. Because only approximately 30% of Playboy magazine's revenues are from advertising, the percentage of ad pages from tobacco of approximately 25% is a smaller overall revenue percentage than for many other magazines. Nevertheless, significant legislative or regulatory limitations on the ability of those companies to advertise in magazines could materially adversely affect the Company's operating performance. The Company does not believe that it will be impacted by the Food and Drug Administration (the "FDA") regulation announced in August 1996 which prohibits the publication of tobacco advertisements containing drawings, colors or pictures because the regulation does not apply to a magazine which is demonstrated to be an "adult publication." The Company believes that Playboy magazine qualifies as an "adult publication" and that the regulation is not applicable. On April 25, 1997, the Federal District Court for the Middle District of North Carolina ruled that the FDA has no authority anyway under existing law to restrict the advertising and promotion of tobacco products and ordered the FDA not to implement any of the advertising and promotion restrictions contained in the regulation. The government appealed this ruling. On August 14, 1998, a three-judge panel of the Fourth Circuit Court of Appeals (the "Fourth Circuit Court") invalidated the FDA's authority to issue regulations restricting tobacco advertising. The government appealed this decision to the full Fourth Circuit Court, which in November 1998 denied the government's motion for a rehearing. The government appealed to the Supreme Court and on March 21, 2000, the Supreme Court held that the FDA lacks authority to regulate tobacco products.

PLAYBOY ONLINE GROUP

      The revenues and segment loss of the Playboy Online Group were as follows for the periods indicated below (in millions):

                                                             Quarters Ended
                                                                March 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------

Revenues .............................................   $    5.8      $    2.2
                                                         ========      ========

Segment Loss .........................................   $   (5.7)     $   (2.0)
                                                         ========      ========

      For the quarter ended March 31, 2000, Playboy Online Group revenues increased $3.6 million, or 159%, compared to the prior year quarter. This increase was from all revenue streams: e-commerce, advertising and sponsorships, and subscription. The significantly higher e-commerce revenues were due to the integration of the Playboy and Spice catalog businesses to e-commerce effective October 1, 1999, combined with higher product sales. Advertising and sponsorships revenues increased primarily due to a new sponsorship agreement, while subscription revenues were higher principally as a result of more members in the current year quarter.

      For the current year quarter, the Playboy Online Group's segment loss increased $3.7 million, or 192%, reflecting primarily higher sales and marketing and content and product development expenses.

      In January 2000, Playboy.com, Inc., a component of the Playboy Online Group, filed a registration statement for a planned sale of a minority of its equity in an IPO. The Company expects to complete the IPO as soon as practicable, pending market conditions. In February 2000, Playboy.com, Inc. purchased substantially all of the assets and assumed certain liabilities of Rouze Media, Inc. ("Rouze"), which operated an Internet site located at www.rouze.com. The aggregate purchase price consisted of $1.2 million in cash as a guarantee against future revenues, certain assumed liabilities plus direct costs of the transaction.

CATALOG GROUP

      The revenues and segment loss of the Catalog Group were as follows for the periods indicated below (in millions):

                                                             Quarters Ended
                                                                March 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------

Revenues .............................................   $   10.8      $   15.7
                                                         ========      ========

Segment Loss .........................................   $   (0.4)     $   (0.3)
                                                         ========      ========

      For the quarter ended March 31, 2000, revenues decreased $4.9 million, or 31%, compared to the prior year quarter. This decrease reflected a decline in revenues for the Critics' Choice Video and Collectors' Choice Music catalogs, primarily due to planned lower circulation, and the absence of fiscal year 2000 first quarter revenues related to the Playboy and Spice catalogs, which have been integrated as direct commerce businesses within the Company's branded e-commerce business and, effective October 1, 1999, have been included in Playboy Online Group results. These lower revenues, which were mostly offset by lower related costs, resulted in a segment loss of $0.4 million for the current year quarter compared to an operating loss of $0.3 million in the prior year quarter.

OTHER BUSINESSES GROUP

      The revenues and segment profitability of the Other Businesses Group were as follows for the periods indicated below (in millions):

                                                             Quarters Ended
                                                                March 31,
                                                         ----------------------
                                                           2000          1999
                                                         --------      --------

Revenues .............................................   $    1.8      $    1.7
                                                         ========      ========

Segment Profitability ................................   $    0.2      $     --
                                                         ========      ========

      Revenues and segment profitability from the Other Businesses Group for the quarter ended March 31, 2000 increased $0.1 million and $0.2 million, respectively, compared to the prior year quarter.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses of $5.5 million for the quarter decreased $0.5 million, or 8%, compared to the prior year quarter due to cost reduction efforts.

RESTRUCTURING EXPENSES

      In fiscal year 1999, the Company began a cost reduction effort that led to a work force reduction of 49 employees, or approximately 6%, through company-wide layoffs and attrition. As of March 31, 2000, a total of 26 employees had been terminated (including eight in the current year quarter) representing total restructuring charges of $1.3 million, of which $0.2 million was recorded in the first quarter of fiscal year 2000. A total of $1.0 million related to the restructuring had been paid as of March 31, 2000, resulting in a remaining liability of $0.3 million. Additionally, 23 positions were eliminated through attrition. All charges related to the restructuring have been recorded as of March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2000, the Company maintained no cash and cash equivalents balance and had $75.0 million in financing obligations compared to $23.5 million in cash and cash equivalents and $90.0 million in financing obligations at December 31, 1999. In February 2000, the Company made a $15.0 million repayment of financing obligations. The Company expects to meet its short- and long-term cash requirements through its $35.0 million revolving credit facility. The Company is presently funding Playboy.com, Inc. until it receives the proceeds of the anticipated IPO, which is expected to be completed as soon as practicable, pending market conditions. Due to the uncertainty of market conditions, as well as a funding limitation contained in the Company's credit agreement, the Company is discussing alternative funding arrangements to secure the necessary liquidity for Playboy.com, Inc. until the IPO proceeds are available.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used for operating activities was $5.8 million for the quarter ended March 31, 2000, which reflected $8.4 million of investments in Company-produced and licensed entertainment programming during the current year quarter.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $3.3 million for the current year quarter primarily due to $1.6 million of additions to property and equipment, and the Company's acquisition of Rouze, which resulted in cash paid of $1.1 million in the current year quarter.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities was $14.4 million for the current year quarter principally due to the $15.0 million repayment of financing obligations.

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

      Management believes that it is more likely than not that the required amount of such taxable income will be generated in years subsequent to December 31, 1999 and prior to the expiration of the Company's NOLs to realize the $8.3 million net deferred tax asset at December 31, 1999. The Company's net deferred tax asset increased to $11.1 million at March 31, 2000 as a result of a taxable loss for the current quarter. Following is a summary of the bases for management's belief that a valuation allowance of $15.9 million at December 31, 1999 is adequate, and that it is more likely than not that the net deferred tax asset of $8.3 million will be realized:

o In establishing the net deferred tax asset, management reviewed the components of the Company's NOLs and determined that they primarily resulted from several nonrecurring events, which were not indicative of the Company's ability to generate future earnings.

o Several of the Company's operating groups continue to generate meaningful earnings, particularly the Entertainment Group, and the Company's investments in the Entertainment and Playboy Online Groups and the casino gaming business are anticipated to lead to increased earnings in future years.

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

FORWARD-LOOKING STATEMENTS

      This Form 10-Q Quarterly Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (1) government actions or initiatives, including (a) attempts to limit or otherwise regulate the sale of adult-oriented materials, including print, video and online materials or businesses such as casino gaming, (b) regulation of the advertisement of tobacco products, or (c) substantive changes in postal regulations or rates; (2) increases in paper prices; (3) changes in distribution technology and/or unforeseen delays in the implementation of that technology by the cable and satellite industries, which might affect the Company's plans and assumptions regarding carriage of its program services; (4) increased competition for transponders and channel space and any decline in the Company's access to, and acceptance by, cable and DTH systems; (5) increased competition for advertisers from other publications and media or any significant decrease in spending by advertisers, either generally or with respect to the adult male market; (6) effects of the consolidation taking place nationally in the single-copy magazine distribution system; (7) marketing issues facing direct marketing stamp sheet agents; (8) new competition in the cable and DTH markets;
(9) uncertainty of market acceptance of the Internet as a medium for information, entertainment, e-commerce and advertising, an increasingly competitive environment for advertising sales, the impact of competition from other content and merchandise providers, as well as the Company's reliance on third parties for technology and distribution for its online business; and (10) potential adverse effects of unresolved Year 2000 problems, including those that may be experienced by key suppliers.

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

      The Company's full case on the merits was heard by the Delaware District Court in March 1998. On December 28, 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants appealed this judgment and the Supreme Court heard the appeal on November 30, 1999. The adverse effect of Section 505 on the Company's financial performance can not be rectified. The harm can only be minimized going forward through the transition from analog to digital cable.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number                                 Description
------                                 -----------

#10.1 First Amendment to October 22, 1997 Playboy Magazine Printing and Binding Agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc. dated March 3, 2000

   27       Financial Data Schedule

----------

# Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PLAYBOY ENTERPRISES, INC.
                                          -------------------------
                                                   (Registrant)


Date May 15, 2000                         By /s/ Linda Havard
     -------------                               -------------------------------
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