Form 10-Q
period 2000-06-30
PLAYBOY ENTERPRISES INC
filed 2000-08-08
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                            Yes |X|    No |_|

      As of July 31, 2000, there were 4,859,102 shares of Class A Common Stock, par value $0.01 per share, and 19,395,417 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
Item 1. Financial Statements

      Condensed Consolidated Statements of Operations and
      Comprehensive Loss for the Quarters Ended June 30, 2000 and 1999
      (Unaudited)                                                             3

      Condensed Consolidated Statements of Operations and
      Comprehensive Loss for the Six Months Ended June 30, 2000 and
      1999 (Unaudited)                                                        4

      Condensed Consolidated Balance Sheets at June 30, 2000
      (Unaudited) and December 31, 1999                                       5

      Condensed Consolidated Statements of Cash Flows for the Six
      Months Ended June 30, 2000 and 1999 (Unaudited)                         6

      Notes to Condensed Consolidated Financial Statements                 7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               11-17

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                    18

Item 4. Submission of Matters to a Vote of Security Holders                  19

Item 6. Exhibits and Reports on Form 8-K                                     19

              PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE LOSS
              for the Quarters Ended June 30 (Unaudited)
               (In thousands, except per share amounts)

                                                            2000         1999
                                                          --------     --------

Net revenues                                              $ 77,182     $ 77,759
                                                          --------     --------

Costs and expenses
  Cost of sales                                            (69,562)     (65,421)
  Selling and administrative expenses                      (13,428)     (13,318)
                                                          --------     --------
    Total costs and expenses                               (82,990)     (78,739)
                                                          --------     --------

Operating loss                                              (5,808)        (980)
                                                          --------     --------

Nonoperating income (expense)
  Investment income                                            274          474
  Interest expense                                          (2,231)      (2,465)
  Equity in operations of Playboy TV
    International, LLC and other                              (205)      (1,126)
  Other, net                                                  (318)        (267)
                                                          --------     --------
    Total nonoperating expense                              (2,480)      (3,384)
                                                          --------     --------

Loss before income taxes                                    (8,288)      (4,364)

Income tax benefit                                           2,405        1,392
                                                          --------     --------

Net loss                                                    (5,883)      (2,972)
                                                          --------     --------

Other comprehensive income (loss) (net of tax)
  Foreign currency translation adjustment                      (25)          (3)
  Unrealized gain (loss) on marketable securities             (125)          88
                                                          --------     --------
    Total other comprehensive income (loss)                   (150)          85
                                                          --------     --------

Comprehensive loss                                        $ (6,033)    $ (2,887)
                                                          ========     ========

Basic and diluted weighted average number
  of common shares outstanding                              24,239       23,090
                                                          ========     ========

Basic and diluted net loss per common share               $  (0.24)    $  (0.13)
                                                          ========     ========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                  for the Six Months Ended June 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                          2000           1999
                                                       ---------      ---------

Net revenues                                           $ 150,285      $ 151,143
                                                       ---------      ---------

Costs and expenses
  Cost of sales                                         (135,949)      (128,729)
  Selling and administrative expenses                    (26,201)       (25,385)
  Restructuring expenses                                    (257)            --
                                                       ---------      ---------
    Total costs and expenses                            (162,407)      (154,114)
                                                       ---------      ---------

Operating loss                                           (12,122)        (2,971)
                                                       ---------      ---------

Nonoperating income (expense)
  Investment income                                          689            551
  Interest expense                                        (4,119)        (3,406)
  Gain on sale of investment                                  --          1,728
  Equity in operations of Playboy TV
    International, LLC and other                            (808)        (1,126)
  Other, net                                                (635)          (474)
                                                       ---------      ---------
    Total nonoperating expense                            (4,873)        (2,727)
                                                       ---------      ---------

Loss before income taxes                                 (16,995)        (5,698)

Income tax benefit                                         4,877          1,684
                                                       ---------      ---------

Net loss                                                 (12,118)        (4,014)
                                                       ---------      ---------

Other comprehensive income (loss) (net of tax)
  Foreign currency translation adjustment                    (12)           (61)
  Unrealized gain on marketable securities                    26             95
                                                       ---------      ---------
    Total other comprehensive income                          14             34
                                                       ---------      ---------

Comprehensive loss                                     $ (12,104)     $  (3,980)
                                                       =========      =========

Basic and diluted weighted average number
  of common shares outstanding                            24,220         22,037
                                                       =========      =========

Basic and diluted net loss per common share            $   (0.50)     $   (0.18)
                                                       =========      =========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       (Unaudited)
                                                        June 30,       Dec. 31,
                                                           2000           1999
                                                       ---------      ---------
Assets
   Cash and cash equivalents                            $      --     $  23,528
   Marketable securities                                    3,637         3,064
   Receivables, net of allowance for doubtful
     accounts of $6,278 and $5,738, respectively           32,476        40,670
   Receivables from related parties, net of
     allowance for doubtful accounts of $2,232             11,715        14,225
   Inventories                                             26,358        23,831
   Programming costs                                       50,175        52,546
   Deferred subscription acquisition costs                 10,334        13,579
   Other current assets                                    16,259        17,367
                                                        ---------     ---------
    Total current assets                                  150,954       188,810
                                                        ---------     ---------

   Property and equipment, net                             11,387         9,415
   Receivables from related parties                        62,500        62,500
   Programming costs                                        6,223         3,100
   Goodwill, net of amortization of $3,823
     and $2,490, respectively                              90,588        89,539
   Trademarks, net of amortization of $13,160
     and $11,819, respectively                             49,303        48,387
   Net deferred tax assets                                 11,077         5,390
   Other noncurrent assets                                 21,059        22,261
                                                        ---------     ---------
   Total assets                                         $ 403,091     $ 429,402
                                                        =========     =========

Liabilities
   Financing obligations                                $   1,841     $  15,000
   Accounts payable                                        27,484        31,868
   Accounts payable to related parties                        349         2,690
   Accrued salaries, wages and employee benefits            4,314         8,839
   Deferred revenues                                       38,873        42,354
   Deferred revenues from related parties                   6,525         6,525
   Other liabilities and accrued expenses                  16,003        12,395
                                                        ---------     ---------
    Total current liabilities                              95,389       119,671

   Financing obligations                                   84,659        75,000
   Deferred revenues from related parties                  54,375        55,225
   Other noncurrent liabilities                            18,274        18,225
                                                        ---------     ---------
    Total liabilities                                     252,697       268,121
                                                        ---------     ---------

Shareholders' Equity
   Common stock, $0.01 par value
    Class A voting - 7,500,000 shares
      authorized; 4,859,102 issued                             49            49
    Class B nonvoting - 30,000,000 shares
      authorized; 19,667,519 and 19,595,358
      issued, respectively                                    197           196
   Capital in excess of par value                         121,192       120,337
   Retained earnings                                       32,124        44,242
   Unearned compensation restricted stock                  (3,272)       (3,624)
   Accumulated other comprehensive income                     104            81
                                                        ---------     ---------
    Total shareholders' equity                            150,394       161,281
                                                        ---------     ---------
   Total liabilities and shareholders' equity           $ 403,091     $ 429,402
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

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the Six Months Ended June 30 (Unaudited)
                                 (In thousands)

                                                           2000          1999
                                                        ---------     ---------
Cash Flows From Operating Activities
Net loss                                                $ (12,118)    $  (4,014)
Adjustments to reconcile net loss to net cash used
  for operating activities:
  Depreciation of property and equipment                    1,515           946
  Amortization of intangible assets                         3,904         2,498
  Equity in operations of Playboy TV
    International, LLC and other                              808         1,126
  Gain on sale of investment                                   --        (1,728)
  Amortization of investments in entertainment
    programming                                            16,392        13,235
  Investments in entertainment programming                (17,144)      (18,633)
  Net change in operating assets and liabilities           (8,518)       (3,716)
  Other, net                                                  417           189
                                                        ---------     ---------
    Net cash used for operating activities                (14,744)      (10,097)
                                                        ---------     ---------

Cash Flows From Investing Activities
Acquisition of Spice Entertainment Companies, Inc.             --       (64,145)
Acquisition of Rouze Media, Inc.                           (1,125)           --
Sale of investments                                            --         9,693
Additions to property and equipment                        (3,358)         (422)
Funding of equity interests in international ventures        (880)       (3,713)
Purchase of marketable securities                            (532)       (1,006)
Other, net                                                     --             3
                                                        ---------     ---------
    Net cash used for investing activities                 (5,895)      (59,590)
                                                        ---------     ---------

Cash Flows From Financing Activities
Repayment of short-term borrowings                             --       (29,750)
Proceeds from financing obligations                            --       110,000
Repayment of financing obligations                        (15,000)           --
Net proceeds from revolving credit facility                11,500            --
Net proceeds from public equity offering                       --        24,632
Payment of debt assumed in acquisition of
  Spice Entertainment Companies, Inc.                          --       (10,471)
Deferred financing fees                                      (582)       (4,669)
Proceeds from stock plans                                   1,193         1,332
                                                        ---------     ---------
    Net cash provided by (used for) financing
      activities                                           (2,889)       91,074
                                                        ---------     ---------

Net increase (decrease) in cash and cash equivalents      (23,528)       21,387

Cash and cash equivalents at beginning of period           23,528           341
                                                        ---------     ---------

Cash and cash equivalents at end of period               $     --     $  21,728
                                                         ========     =========

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A) BASIS OF PREPARATION

The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K") of Playboy Enterprises, Inc. and its subsidiaries (the "Company"). Certain amounts reported for prior periods have been reclassified to conform to the current presentation.

(B) RESTRUCTURING EXPENSES

In fiscal year 1999, the Company began a cost reduction effort that led to a work force reduction of 49 employees, or approximately 6%, through company-wide layoffs and attrition. A total of 26 employees were terminated (including eight in the first quarter of fiscal year 2000) representing total restructuring charges of $1,348,000, of which $257,000 was recorded in the first quarter of fiscal year 2000. A total of $1,164,000 related to the restructuring had been paid as of June 30, 2000, resulting in a remaining liability of $184,000. Additionally, 23 positions were eliminated through attrition. All charges related to the restructuring were recorded as of March 31, 2000.

(C) INCOME TAXES

The Company's net deferred tax asset increased to $14.0 million at June 30, 2000 as a result of a taxable loss for the current six-month period, and consisted of $2.9 million of current deferred tax assets and $11.1 million of noncurrent deferred tax assets. At December 31, 1999, the Company was in a net deferred tax asset position of $8.3 million that consisted of $2.9 million of current deferred tax assets and $5.4 million of noncurrent deferred tax assets. As reported in the Company's 1999 Form 10-K, the deferred tax assets include principally the anticipated benefit of net operating loss carryforwards ("NOLs"). Realization of those assets is dependent upon the Company's ability to generate taxable income in future years. The recognition of benefits in the financial statements is based upon projections by management of future operating income and the anticipated reversal of temporary differences that will result in taxable income. Projections of future earnings were based on adjusted historical earnings.

(D) COMPREHENSIVE INCOME (LOSS)

The following sets forth the components of other comprehensive income (loss), and the related tax expense or benefit allocated to each item (in thousands):

                                                          (Unaudited)         (Unaudited)
                                                        Quarters Ended     Six Months Ended
                                                           June 30,            June 30,
                                                       ---------------     ----------------
                                                        2000      1999      2000      1999
                                                        ----      ----      ----      ----
Foreign currency translation adjustment (1) .........  $ (25)    $  (3)    $ (12)    $ (61)
Unrealized gain (loss) on marketable securities (2) .  $(125)    $  88     $  26     $  95

(1) Net of a related tax benefit of $13 and $6 for the quarter and six months ended June 30, 2000, respectively, and $2 and $33 for the quarter and six months ended June 30, 1999, respectively.
(2) Net of a related tax benefit of $67 and tax expense of $15 for the quarter and six months ended June 30, 2000, respectively, and related tax expense of $47 and $51 for the quarter and six months ended June 30, 1999, respectively.

(E) LOSS PER COMMON SHARE

For the quarter and six months ended June 30, 2000, options to purchase approximately 2,055,000 and 2,090,000 shares, respectively, of the Company's Class A and Class B common stock combined and approximately 270,000 and 280,000 shares, respectively, of Class B restricted stock awards outstanding were not included in the computation of diluted earnings per common share. The inclusion of these shares would have been antidilutive. As a result, the weighted average number of basic and diluted common shares outstanding for the quarter and six months ended June 30, 2000 were equivalent.

(F) INVENTORIES

Inventories, which are stated at the lower of cost (average cost and specific cost) or fair value, consisted of the following (in thousands):

                                                       (Unaudited)
                                                         June 30,       Dec. 31,
                                                           2000           1999
                                                         -------        -------

Paper ............................................       $ 8,246        $ 6,226
Editorial and other prepublication costs .........         7,607          6,432
Merchandise finished goods .......................        10,505         11,173
                                                         -------        -------
  Total inventories ..............................       $26,358        $23,831
                                                         =======        =======

(G) PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

                                                    (Unaudited)
                                                      June 30,          Dec. 31,
                                                         2000             1999
                                                      --------         --------

Land .........................................        $    292         $    292
Buildings and improvements ...................           8,504            8,467
Furniture and equipment ......................          18,469           15,778
Leasehold improvements .......................           9,479            8,681
                                                      --------         --------
Total property and equipment .................          36,744           33,218
Accumulated depreciation .....................         (25,357)         (23,803)
                                                      --------         --------
  Total property and equipment, net ..........        $ 11,387         $  9,415
                                                      ========         ========

(H) PUBLIC EQUITY OFFERING

In January 2000, Playboy.com, Inc. ("Playboy.com"), a component of the Playboy Online Group, filed a registration statement for a planned sale of a minority of its equity in an Initial Public Offering ("IPO").

(I) FINANCING OBLIGATIONS

Effective June 9, 2000, the Company's credit agreement was amended to increase the amount of allowable funding from the Company's existing revolving credit facility to Playboy.com from $10.0 million to a maximum of $17.5 million, presuming certain conditions are met. Upon completion of the anticipated IPO, all amounts advanced to Playboy.com above $10.0 million shall be repaid from Playboy.com to the Company.

(J) SEGMENT INFORMATION

The following tables represent financial information by reportable segment (in thousands):

                                                 (Unaudited)                (Unaudited)
                                                Quarters Ended            Six Months Ended
                                                   June 30,                    June 30,
                                          -----------------------     -----------------------
                                             2000          1999          2000          1999
                                          ---------     ---------     ---------     ---------
Net Revenues
Entertainment ........................    $  25,913     $  26,246     $  48,517     $  46,689
Publishing ...........................       31,844        30,790        63,936        64,089
Playboy Online .......................        6,420         2,764        12,201         5,006
Catalog ..............................        9,425        14,297        20,249        30,036
Other Businesses .....................        3,580         3,662         5,382         5,323
                                          ---------     ---------     ---------     ---------
   Total .............................    $  77,182     $  77,759     $ 150,285     $ 151,143
                                          =========     =========     =========     =========
Loss Before Income Taxes
Entertainment ........................    $   5,730     $   6,039     $   9,409     $  10,428
Publishing ...........................         (564)        1,059         1,051         2,899
Playboy Online .......................       (6,056)       (1,707)      (11,769)       (3,666)
Catalog ..............................           31          (252)         (369)         (553)
Other Businesses .....................          278           159           496           155
Corporate Administration and Promotion       (5,227)       (6,278)      (10,683)      (12,234)
Restructuring expenses ...............           --            --          (257)           --
Investment income ....................          274           474           689           551
Interest expense .....................       (2,231)       (2,465)       (4,119)       (3,406)
Gain on sale of investment ...........           --            --            --         1,728
Equity in operations of Playboy TV
   International, LLC and other ......         (205)       (1,126)         (808)       (1,126)
Other, net ...........................         (318)         (267)         (635)         (474)
                                          ---------     ---------     ---------     ---------
   Total .............................    $  (8,288)    $  (4,364)    $ (16,995)    $  (5,698)
                                          =========     =========     =========     =========
EBITDA (1)
Entertainment ........................    $  15,602     $  15,195     $  28,654     $  25,505
Publishing ...........................         (409)        1,205         1,343         3,197
Playboy Online .......................       (5,640)       (1,700)      (11,096)       (3,652)
Catalog ..............................           75          (197)         (282)         (443)
Other Businesses .....................          325           200           590           238
Corporate Administration and Promotion       (4,350)       (5,328)       (8,796)       (9,105)
Restructuring expenses ...............           --            --          (257)           --
                                          ---------     ---------     ---------     ---------
   Total .............................    $   5,603     $   9,375     $  10,156     $  15,740
                                          =========     =========     =========     =========

                                                                        (Unaudited)
                                                                          June 30,     Dec. 31,
                                                                            2000        1999
                                                                          --------    --------
Identifiable Assets
Entertainment ........................................................    $276,205    $281,167
Publishing ...........................................................      43,570      51,273
Playboy Online .......................................................       7,893       4,924
Catalog ..............................................................      10,568      13,599
Other Businesses .....................................................       7,247       7,082
Corporate Administration and Promotion (2) ...........................      57,608      71,357
                                                                          --------    --------
   Total (2) .........................................................    $403,091    $429,402
                                                                          ========    ========

(1) EBITDA represents earnings before income taxes, interest expense, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees related to the Spice acquisition and equity in operations of Playboy TV International, LLC ("PTVI") and other. EBITDA should not be considered an alternative to any measure of performance or liquidity under generally accepted accounting principles. Similarly, it should not be inferred that EBITDA is more meaningful than any of those measures.
(2) The decrease in identifiable assets since December 31, 1999 is largely due to the repayment of $15,000 of financing obligations in February 2000.

(K) CONTINGENCIES

In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act of 1996 (the "Telecommunications Act"), which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 of the Telecommunications Act ("Section 505") commenced May 18, 1997. The Company's full case on the merits was heard by the United States District Court in Wilmington, Delaware (the "Delaware District Court") in March 1998. On December 28, 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants appealed this judgment and the United States Supreme Court (the "Supreme Court") heard the appeal on November 30, 1999. On May 22, 2000, the Supreme Court upheld the Company's position and the Delaware District Court's ruling that Section 505 was unconstitutional.

(L) ACQUISITION

On March 15, 1999, the Company completed its acquisition of Spice Entertainment Companies, Inc. ("Spice"), a leading provider of adult television entertainment. The final determination of the purchase price, including transaction costs and Spice debt, is approximately $127 million, which resulted in goodwill recorded of approximately $90 million.

(M) ACCOUNTING PRONOUNCEMENT

In December 1999, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal year 2000. Management is evaluating the effect that adoption of SAB 101 will have on the Company's financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following is a summary of the results of operations of the Company for the periods indicated below (in millions):

                                                           Quarters Ended        Six Months Ended
                                                              June 30,                June 30,
                                                        -------------------     -------------------
                                                          2000        1999        2000        1999
                                                        -------     -------     -------     -------
Net Revenues .......................................    $  77.2     $  77.8     $ 150.3     $ 151.1
                                                        =======     =======     =======     =======

Segment Loss .......................................    $  (5.8)    $  (1.0)    $ (11.9)    $  (3.0)
Restructuring Expenses .............................         --          --        (0.2)         --
                                                        -------     -------     -------     -------
Operating Loss .....................................    $  (5.8)    $  (1.0)    $ (12.1)    $  (3.0)
                                                        =======     =======     =======     =======

Net Loss ...........................................    $  (5.9)    $  (3.0)    $ (12.1)    $  (4.0)
                                                        =======     =======     =======     =======

Basic and Diluted Net Loss per Common Share.........    $ (0.24)    $ (0.13)    $ (0.50)    $ (0.18)
                                                        =======     =======     =======     =======

      The Company's revenues for the quarter and six months ended June 30, 2000 overall were relatively flat compared to the prior year periods. For the quarter, lower Catalog Group revenues were mostly offset by higher Playboy Online and Publishing Group revenues while for the six-month period, lower Catalog Group revenues were mostly offset by higher Playboy Online and Entertainment Group revenues. The Catalog and Playboy Online Group variances resulted in part from the consolidation of Playboy and Spice direct commerce with e-commerce, resulting in their revenues being reported in the Playboy Online Group effective October 1, 1999.

      The higher operating losses for both the quarter and six-month period were primarily due to higher planned investments in the Playboy Online Group combined with lower performance from the Publishing and Entertainment Groups, partially offset by lower planned Corporate Administration and Promotion expenses.

      The net losses for the current year quarter and six-month period reflect $0.2 million and $0.8 million nonoperating charges, respectively, related to PTVI while the prior year periods both included a $1.1 million equity loss related to the Company's interest in its United Kingdom television networks, which has since been sold to PTVI. The PTVI charges reflect the Company's 19.9% equity in operations of PTVI, and the elimination of unrealized profits of certain transactions between the Company and PTVI. The current year six-month period also included higher interest expense, primarily due to increased debt resulting from the acquisition of Spice, while the prior year six-month period included a $1.7 million gain from the sale of the Company's equity in the Playboy Casino at Hotel des Roses in Greece.

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

      Several of the Company's businesses can experience variations in quarterly performance. As a result, the Company's performance in any quarterly period is not necessarily reflective of full-year or longer-term trends. For example, international TV revenues vary due to the timing of recognizing library license fees related to PTVI. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on product introductions by advertising customers, changes in advertising buying patterns and economic conditions. In addition, e-commerce revenues are typically impacted by the year-end holiday buying season and decreased Internet traffic during the summer months.

ENTERTAINMENT GROUP

      The revenues and segment income of the Entertainment Group were as follows for the periods indicated below (in millions):

                                 Quarters Ended         Six Months Ended
                                    June 30,                June 30,
                              -------------------     -------------------
                                2000        1999        2000        1999
                              -------     -------     -------     -------
Revenues
Domestic TV Networks .....    $  19.7     $  19.3     $  38.7     $  36.1
International TV .........        3.1         1.6         5.2         3.2
Worldwide Home Video .....        2.9         4.2         4.2         6.1
Movies and Other .........        0.2         1.1         0.4         1.3
                              -------     -------     -------     -------
  Total Revenues .........    $  25.9     $  26.2     $  48.5     $  46.7
                              =======     =======     =======     =======

Segment Income
Before Programming Expense    $  14.1     $  13.6     $  25.8     $  23.6
Programming Expense ......       (8.4)       (7.6)      (16.4)      (13.2)
                              -------     -------     -------     -------
  Total Segment Income ...    $   5.7     $   6.0     $   9.4     $  10.4
                              =======     =======     =======     =======

      For the quarter ended June 30, 2000, Entertainment Group revenues decreased $0.3 million, or 1%, compared to the prior year quarter reflecting lower worldwide home video and movies and other revenues, mostly offset by higher international TV revenues. Segment income decreased $0.3 million, or 5%, reflecting higher programming expense and the decrease in revenues.

      For the six months ended June 30, 2000, revenues increased $1.8 million, or 4%, compared to the prior year primarily due to the Spice acquisition effective March 15, 1999 combined with higher international TV revenues, partially offset by lower worldwide home video and movies and other revenues. Segment income decreased $1.0 million, or 10%, reflecting higher programming expense which was partially offset by the increase in revenues.

      The following discussion focuses on the profit contribution of each business before programming expense.

Domestic TV Networks

      For the quarter, revenues from domestic TV networks of $19.7 million increased $0.4 million, or 2%, and profit contribution increased $0.3 million. These increases were primarily due to higher cable pay-per-view revenues for the Playboy TV and Spice networks, primarily due to increases in digital households for both networks, combined with higher sales to other networks. These increases were partially offset by higher Playboy TV direct costs and lower Playboy TV satellite direct-to-home ("DTH") revenues, principally due to the effect of DirecTV's acquisition of PrimeStar. The acquisition has resulted in a significant decline in the number of PrimeStar subscribers. For the six-month period, revenues of $38.7 million increased $2.6 million, or 7%, and profit contribution increased $0.9 million, primarily as a result of the Spice acquisition effective March 15, 1999 combined with the same factors mentioned above for the quarter.

      The approximate number of households were as follows for the periods indicated below (in millions):

                                                June 30,     Dec. 31,   June 30,
                                                  2000         1999       1999
                                                --------     --------   --------
Cable (1):
   Playboy TV Analog Addressable ........         12.4         11.7       12.3
   Playboy TV Digital ...................          1.9          1.3        0.4
   Spice Analog Addressable .............         13.2         13.6       16.6
   Spice Digital ........................          3.4          2.8        1.5

DTH:
   Playboy TV ...........................         13.9         12.4       11.2

(1) Currently there is an overlap of cable analog addressable and digital households due to some cable operators offering both analog and digital platforms to the same households.

      In February 1996, the Company filed suit challenging Section 505 of the Telecommunications Act, which, among other things, regulates the cable transmission of adult programming, such as the Company's domestic pay television programs. Enforcement of Section 505 commenced May 18, 1997. The Company's full case on the merits was heard by the Delaware District Court in March 1998. On December 28, 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants appealed this judgment and the Supreme Court heard the appeal on November 30, 1999. On May 22, 2000, the Supreme Court upheld the Company's position and the Delaware District Court's ruling that Section 505 was unconstitutional. See Part II. Item 1. "Legal Proceedings."

International TV

      For the quarter and six-month period, profit contribution from the international TV business increased $2.1 million and $3.1 million, respectively, on revenue increases of $1.5 million, or 88%, and $2.0 million, or 62%, respectively. These increases were primarily due to output license fees and trademark royalties from PTVI, which now distributes the Company's TV programming internationally, except in Canada.

Worldwide Home Video

      For the quarter and six-month period, revenues from the worldwide home video business decreased $1.3 million, or 30%, and $1.9 million, or 31%, respectively, while profit contribution decreased $1.0 million and $1.3 million, respectively. These decreases were primarily due to lower domestic sales, due in part to fewer titles released.

Movies and Other

      For the quarter and six-month period, profit contribution from movies and other businesses decreased $0.8 million and $0.9 million, respectively, on $0.9 million decreases in revenues for both periods primarily due to lower sales of previously released movies.

      The Entertainment Group's administrative expenses increased $0.2 million for the quarter and decreased $0.3 million for the six-month period.

Programming Expense

      Programming expense increased $0.8 million and $3.2 million for the quarter and six-month period, respectively. These increases were primarily as a result of higher domestic TV networks amortization and PTVI-related amortization in the current year periods, partially offset by lower amortization related to the lower sales of movies.

PUBLISHING GROUP

      The revenues and segment income (loss) of the Publishing Group were as follows for the periods indicated below (in millions):

                                        Quarters Ended        Six Months Ended
                                           June 30,                June 30,
                                    --------------------     -------------------
                                      2000         1999        2000        1999
                                    -------      -------     -------     -------
Revenues
Playboy Magazine ..............     $  25.2      $  24.1     $  50.6     $  50.8
Other Domestic Publishing .....         3.6          4.0         7.6         8.2
International Publishing ......         3.0          2.7         5.7         5.1
                                    -------      -------     -------     -------
  Total Revenues ..............     $  31.8      $  30.8     $  63.9     $  64.1
                                    =======      =======     =======     =======

Segment Income (Loss) .........     $  (0.6)     $   1.1     $   1.1     $   2.9
                                    =======      =======     =======     =======

      For the quarter ended June 30, 2000, Publishing Group revenues increased $1.0 million, or 3%, compared to the prior year quarter primarily due to higher advertising revenues for Playboy magazine. For the six months ended June 30, 2000, revenues remained relatively flat compared to the prior year.

      For the quarter, Playboy magazine revenues increased $1.1 million, or 5%, compared to the prior year quarter. Advertising revenues increased $1.4 million, or 18%, primarily due to higher ad pages and average net revenue per page. Partially offsetting the increased advertising revenues were $0.3 million, or 2%, lower subscription revenues.

      For the six-month period, Playboy magazine revenues remained relatively flat compared to the prior year. Circulation revenues decreased $3.4 million, or 9%, largely due to extraordinary newsstand sales in the prior year of the April 1999 issue featuring Rena Mero, the World Wrestling Federation champion and character formerly known as Sable. Advertising revenues increased $3.2 million, or 22%, due to higher ad pages and average net revenue per page. Advertising sales for the third quarter magazine issues are closed and the Company expects to report 6% more ad pages and 20% higher ad revenues compared to the quarter ended September 30, 1999.

      Revenues from other domestic publishing businesses decreased $0.4 million, or 10%, and $0.6 million, or 7%, respectively, for the quarter and six-month period primarily reflecting lower sales of special editions.

      International publishing revenues increased $0.3 million, or 13%, and $0.6 million, or 12%, respectively, for the quarter and six-month period primarily due to higher revenues from the Company's majority-owned Polish publishing joint venture.

      For the quarter and six-month period, Publishing Group segment performance decreased $1.7 million and $1.8 million, respectively, compared to the prior year periods. These decreases were primarily due to higher editorial and newsstand promotion expenses. For the quarter, Playboy magazine newsstand sales remained relatively flat and decreased for the six-month period, primarily as a result of the April 1999 issue of Playboy magazine. Both periods were also impacted by higher subscription acquisition expenses and higher Playboy magazine advertising profitability. In addition, the six-month comparison reflected lower manufacturing costs.

      Many magazines receive a significant portion of their advertising revenues from companies selling tobacco products. Because only approximately 30% of Playboy magazine's revenues are from advertising, the percentage of ad pages from tobacco of approximately 25% is a smaller overall revenue percentage than for many other magazines. Nevertheless, significant legislative or regulatory limitations on the ability of those companies to advertise in magazines could materially adversely affect the Company's operating performance. The Food and Drug Administration (the "FDA") announced a regulation in August 1996 which prohibited the publication of tobacco advertisements containing drawings, colors or pictures. After a Federal District Court and a Circuit Court of Appeals invalidated the FDA's authority to issue regulations restricting tobacco advertising, the government appealed to the Supreme Court and on March 21, 2000, the Supreme Court held that the FDA lacks authority to regulate tobacco products.

PLAYBOY ONLINE GROUP

      The revenues and segment losses of the Playboy Online Group were as follows for the periods indicated below (in millions):

                                Quarters Ended              Six Months Ended
                                   June 30,                     June 30,
                           ----------------------        ----------------------
                             2000           1999           2000           1999
                           -------        -------        -------        -------

Revenues ...........       $   6.4        $   2.8        $  12.2        $   5.0
                           =======        =======        =======        =======

Segment Loss .......       $  (6.1)       $  (1.7)       $ (11.8)       $  (3.7)
                           =======        =======        =======        =======

      For the quarter and six months ended June 30, 2000, Playboy Online Group revenues increased $3.6 million, or 132%, and $7.2 million, or 144%, respectively, compared to the prior year periods. These increases were from all revenue streams: e-commerce, advertising and sponsorships, and subscription. The significantly higher e-commerce revenues were due to both the integration of the Playboy and Spice catalog businesses to e-commerce effective October 1, 1999 and higher product sales.

      For the quarter and six-month period, the group's segment losses increased $4.4 million and $8.1 million, respectively, reflecting planned higher expenses, principally related to sales and marketing, content and product development and administration.

      In January 2000, Playboy.com, a component of the Playboy Online Group, filed a registration statement for a planned sale of a minority of its equity in an IPO. The Company intends to complete the IPO when market conditions improve. In February 2000, Playboy.com purchased substantially all of the assets and assumed certain liabilities of Rouze Media, Inc. ("Rouze"), which operated an Internet site located at www.rouze.com. The aggregate purchase price consisted of $1.2 million in cash as a guarantee against future revenues, certain assumed liabilities plus direct costs of the transaction.

CATALOG GROUP

      The revenues and segment losses of the Catalog Group were as follows for the periods indicated below (in millions):

                                     Quarters Ended          Six Months Ended
                                         June 30,                 June 30,
                                  -------------------      --------------------
                                    2000        1999         2000         1999
                                  -------     -------      -------      -------

Revenues ....................     $   9.4     $  14.3      $  20.2      $  30.0
                                  =======     =======      =======      =======

Segment Loss ................     $    --     $  (0.3)     $  (0.4)     $  (0.6)
                                  =======     =======      =======      =======

      For the quarter and six months ended June 30, 2000, Catalog Group revenues decreased $4.9 million, or 34%, and $9.8 million, or 33%, respectively, compared to the prior year periods. These decreases reflected planned lower circulation for the Critics' Choice Video and Collectors' Choice Music catalogs and the absence of fiscal year 2000 revenues related to the Playboy and Spice catalogs. The Playboy and Spice catalogs have been integrated as direct commerce businesses within the Company's branded e-commerce business and, effective October 1, 1999, have been included in Playboy Online Group results. For both the quarter and six-month period, the lower revenues were more than offset by lower related costs, which resulted in improvements in segment performance of $0.3 million and $0.2 million, respectively.

      In June 2000, the Company signed a letter of intent to sell its Collectors' Choice Music catalog and related Internet site to Soundies, Inc., the sale of which is expected to close in the third quarter. In August 2000, the Company signed a letter of intent to sell its Critics' Choice Video catalog and related Internet site and operations to Infinity Resources, Inc., the sale of which is expected to close by the end of the year. Both deals are subject to the satisfactory completion of financial, legal and operational due diligence and customary closing conditions. Completion of these deals will end the Company's presence in the catalog business.

OTHER BUSINESSES GROUP

      The revenues and segment income of the Other Businesses Group were as follows for the periods indicated below (in millions):

                                            Quarters Ended     Six Months Ended
                                                June 30,           June 30,
                                           -----------------   -----------------
                                             2000      1999      2000      1999
                                           -------   -------   -------   -------

Revenues ...............................   $   3.6   $   3.7   $   5.4   $   5.3
                                           =======   =======   =======   =======

Segment Income .........................   $   0.3   $   0.2   $   0.5   $   0.2
                                           =======   =======   =======   =======

      For the quarter and six months ended June 30, 2000, revenues and segment income from the Other Businesses Group were relatively flat compared to the prior year periods.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses for the quarter of $5.2 million decreased $1.1 million, or 17%, while expenses for the six-month period of $10.7 million decreased $1.6 million, or 13%, due largely to planned lower marketing spending.

RESTRUCTURING EXPENSES

      In fiscal year 1999, the Company began a cost reduction effort that led to a work force reduction of 49 employees, or approximately 6%, through company-wide layoffs and attrition. A total of 26 employees were terminated (including eight in the first quarter of fiscal year 2000) representing total restructuring charges of $1,348,000, of which $257,000 was recorded in the first quarter of fiscal year 2000. A total of $1,164,000 related to the restructuring had been paid as of June 30, 2000, resulting in a remaining liability of $184,000. Additionally, 23 positions were eliminated through attrition. All charges related to the restructuring were recorded as of March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2000, the Company maintained no cash and cash equivalents and had $86.5 million in financing obligations compared to $23.5 million in cash and cash equivalents and $90.0 million in financing obligations at December 31, 1999. In February 2000, the Company made a $15.0 million repayment on the term loan portion of its financing obligations. During the quarter ended June 30, 2000, the Company borrowed $11.5 million under its revolving credit facility. The Company expects to meet its short- and long-term cash requirements through its remaining availability under its $35.0 million revolving credit facility.

      Effective June 9, 2000, the Company's credit agreement was amended to increase the amount of allowable funding from the Company's existing revolving credit facility to Playboy.com from $10.0 million to a maximum of $17.5 million, presuming certain conditions are met. The Company is presently funding Playboy.com until it receives the proceeds of the anticipated IPO or alternative funding arrangements, which the Company is actively pursuing until IPO proceeds are available. The IPO is intended to be completed when market conditions improve. Upon completion of the IPO, all amounts advanced to Playboy.com above $10.0 million shall be repaid from Playboy.com to the Company.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used for operating activities was $14.7 million for the six months ended June 30, 2000, which reflected $17.1 million of investments in Company-produced and licensed entertainment programming in the current year.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $5.9 million for the six-month period primarily due to $3.4 million of additions to property and equipment, and the Company's acquisition of Rouze, which resulted in cash paid of $1.1 million in the current year.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities was $2.9 million for the six-month period principally due to the $15.0 million repayment of financing obligations, partially offset by the $11.5 million in borrowings from the Company's revolving credit facility.

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

      Management believes that it is more likely than not that the required amount of such taxable income will be generated in years subsequent to December 31, 1999 and prior to the expiration of the Company's NOLs to realize the $8.3 million net deferred tax asset at December 31, 1999. The Company's net deferred tax asset increased to $14.0 million at June 30, 2000 as a result of a taxable loss for the current six-month period. Following is a summary of the bases for management's belief that a valuation allowance of $15.9 million at December 31, 1999 is adequate, and that it is more likely than not that the net deferred tax asset of $8.3 million will be realized:

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

OTHER

      In December 1999, the SEC issued SAB 101, Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal year 2000. Management is evaluating the effect that adoption of SAB 101 will have on the Company's financial statements.

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

      The Company's full case on the merits was heard by the Delaware District Court in March 1998. On December 28, 1998, the Delaware District Court unanimously declared Section 505 unconstitutional. The defendants appealed this judgment and the Supreme Court heard the appeal on November 30, 1999. On May 22, 2000, the Supreme Court upheld the Company's position and the Delaware District Court's ruling that Section 505 was unconstitutional.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's annual meeting of shareholders was held on May 10, 2000. At the meeting, the following director nominees were elected:

Nominee                                             Votes For           Withheld
-------                                             ---------           --------

Dennis S. Bookshester ....................          4,428,208            14,765

David I. Chemerow ........................          4,428,973            14,000

Donald G. Drapkin ........................          4,428,972            14,001

Christie A. Hefner .......................          4,427,623            15,350

Sol Rosenthal ............................          4,427,973            15,000

Richard S. Rosenzweig ....................          4,427,223            15,750

Sir Brian Wolfson ........................          4,427,208            15,765

      Also at the meeting, the shareholders approved, with voting as set forth below, ratification of PricewaterhouseCoopers LLP as independent auditors ("Auditors"):

                                          Votes      Votes    Votes
Matter                                     For      Against  Withheld  Non-Vote
------                                     ---      -------  --------  --------

Auditors..............................  4,441,109    1,697      167       N/A

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                           Description
------                           -----------

10.1 Third Amendment to February 26, 1999 Credit Agreement dated as of June 9, 2000

27        Financial Data Schedule

----------

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PLAYBOY ENTERPRISES, INC.
                                             (Registrant)

Date August 8, 2000                    By /s/ Linda Havard
                                         ---------------------------------------
                                         Linda G. Havard
                                         Executive Vice President,
                                         Finance and Operations,
                                         and Chief Financial Officer
                                         (Authorized Officer and
                                         Principal Financial and
                                         Accounting Officer)