Form 10-Q
period 2000-09-30
PLAYBOY ENTERPRISES INC
filed 2000-11-14
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

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

                             Yes|X|        No|_|


  As of October 31, 2000, there were 4,859,102 shares of Class A Common Stock, par value $0.01 per share, and 19,398,260 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                     PART I
                              FINANCIAL INFORMATION


                                                                            Page
Item 1. Financial Statements                                                ----

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the Quarters Ended September 30,
           2000 and 1999 (Unaudited)                                         3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the Nine Months Ended September 30,
           2000 and 1999 (Unaudited)                                         4

           Condensed Consolidated Balance Sheets at September 30,
           2000 (Unaudited) and December 31, 1999                            5

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2000 and 1999 (Unaudited)         6

           Notes to Condensed Consolidated Financial Statements             7-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                11-18

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                   19

Item 6. Exhibits and Reports on Form 8-K                                    19

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                 for the Quarters Ended September 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                                      2000         1999
                                                                    ---------    ---------

Net revenues                                                        $  77,890    $ 104,240
                                                                    ---------    ---------

Costs and expenses
  Cost of sales                                                       (66,047)     (71,550)
  Selling and administrative expenses                                 (13,889)     (17,270)
                                                                    ---------    ---------
    Total costs and expenses                                          (79,936)     (88,820)
                                                                    ---------    ---------

Operating income (loss)                                                (2,046)      15,420
                                                                    ---------    ---------

Nonoperating income (expense)
  Investment income                                                       254          489
  Interest expense                                                     (2,403)      (2,470)
  Equity in operations of Playboy TV International, LLC and other         958      (12,324)
  Loss on sale related to Critics' Choice Video                        (2,700)          --
  Playboy.com registration statement expenses                          (1,524)          --
  Legal settlement                                                       (622)          --
  Other, net                                                             (270)        (268)
                                                                    ---------    ---------
    Total nonoperating expense                                         (6,307)     (14,573)
                                                                    ---------    ---------

Income (loss) before income taxes                                      (8,353)         847

Income tax benefit (expense)                                            1,847       (1,925)
                                                                    ---------    ---------

Net loss                                                               (6,506)      (1,078)
                                                                    ---------    ---------

Other comprehensive income (loss) (net of tax)
  Foreign currency translation adjustment                                   3            1
  Unrealized loss on marketable securities                                (28)         (38)
                                                                    ---------    ---------
    Total other comprehensive loss                                        (25)         (37)
                                                                    ---------    ---------

Comprehensive loss                                                  $  (6,531)   $  (1,115)
                                                                    =========    =========

Basic and diluted weighted average number
  of common shares outstanding                                         24,258       23,583
                                                                    =========    =========

Basic and diluted net loss per common share                         $   (0.27)   $   (0.05)
                                                                    =========    =========

      The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
               for the Nine Months Ended September 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                                       2000         1999
                                                                    ---------    ---------

Net revenues                                                        $ 228,175    $ 255,383
                                                                    ---------    ---------

Costs and expenses
  Cost of sales                                                      (201,996)    (200,279)
  Selling and administrative expenses                                 (40,090)     (42,655)
  Restructuring expenses                                                 (257)          --
                                                                    ---------    ---------
    Total costs and expenses                                         (242,343)    (242,934)
                                                                    ---------    ---------

Operating income (loss)                                               (14,168)      12,449
                                                                    ---------    ---------

Nonoperating income (expense)
  Investment income                                                       943        1,040
  Interest expense                                                     (6,522)      (5,876)
  Equity in operations of Playboy TV International, LLC and other         150      (13,450)
  Loss on sale related to Critics' Choice Video                        (2,700)          --
  Playboy.com registration statement expenses                          (1,524)          --
  Legal settlement                                                       (622)          --
  Gain on sale of investment                                               --        1,728
  Other, net                                                             (905)        (742)
                                                                    ---------    ---------
    Total nonoperating expense                                        (11,180)     (17,300)
                                                                    ---------    ---------

Loss before income taxes                                              (25,348)      (4,851)

Income tax benefit (expense)                                            6,724         (241)
                                                                    ---------    ---------

Net loss                                                              (18,624)      (5,092)
                                                                    ---------    ---------

Other comprehensive income (loss) (net of tax)
  Foreign currency translation adjustment                                  (9)         (60)
  Unrealized gain (loss) on marketable securities                          (2)          57
                                                                    ---------    ---------
    Total other comprehensive loss                                        (11)          (3)
                                                                    ---------    ---------

Comprehensive loss                                                  $ (18,635)   $  (5,095)
                                                                    =========    =========

Basic and diluted weighted average number
  of common shares outstanding                                         24,233       22,558
                                                                    =========    =========

Basic and diluted net loss per common share                         $   (0.77)   $   (0.23)
                                                                    =========    =========

      The accompanying Notes to Condensed Consolidated Financial Statements
                    are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                         (Unaudited)
                                                                          Sept. 30,    Dec. 31,
                                                                             2000         1999
                                                                          ---------    ---------
Assets
   Cash and cash equivalents                                              $   2,192    $  23,528
   Marketable securities                                                      3,599        3,064
   Receivables, net of allowance for doubtful accounts of
     $6,686 and $5,738, respectively                                         37,413       40,670
   Receivables from related parties, net of allowance for doubtful
     accounts of $2,232                                                       6,198       14,225
   Inventories                                                               28,956       23,831
   Programming costs                                                         49,447       52,546
   Deferred subscription acquisition costs                                   12,176       13,579
   Other current assets                                                      14,642       17,367
                                                                          ---------    ---------
    Total current assets                                                    154,623      188,810
                                                                          ---------    ---------

   Property and equipment, net                                               11,671        9,415
   Receivables from related parties                                          57,500       62,500
   Programming costs                                                          6,211        3,100
   Goodwill, net of amortization of $4,051 and $2,490, respectively          87,984       89,539
   Trademarks, net of amortization of $13,906 and $11,819, respectively      50,293       48,387
   Net deferred tax assets                                                   13,416        5,390
   Other noncurrent assets                                                   22,681       22,261
                                                                          ---------    ---------

   Total assets                                                           $ 404,379    $ 429,402
                                                                          =========    =========

Liabilities
   Financing obligations                                                  $   2,881    $  15,000
   Accounts payable                                                          29,726       31,868
   Accounts payable to related parties                                          609        2,690
   Accrued salaries, wages and employee benefits                              3,160        8,839
   Deferred revenues                                                         41,653       42,354
   Deferred revenues from related parties                                     4,933        6,525
   Other liabilities and accrued expenses                                    15,216       12,395
                                                                          ---------    ---------
    Total current liabilities                                                98,178      119,671

   Financing obligations                                                     88,619       75,000
   Financing obligations to related parties                                   5,000           --
   Deferred revenues from related parties                                    51,300       55,225
   Other noncurrent liabilities                                              17,636       18,225
                                                                          ---------    ---------
    Total liabilities                                                       260,733      268,121
                                                                          ---------    ---------

Shareholders' Equity
   Common stock, $0.01 par value
    Class A voting - 7,500,000 shares authorized; 4,859,102 issued               49           49
    Class B nonvoting - 30,000,000 shares authorized; 19,678,957
     and 19,595,358 issued, respectively                                        197          196
   Capital in excess of par value                                           121,242      120,337
   Stock receivable                                                            (328)          --
   Retained earnings                                                         25,618       44,242
   Unearned compensation restricted stock                                    (3,196)      (3,624)
   Accumulated other comprehensive income                                        64           81
                                                                          ---------    ---------
    Total shareholders' equity                                              143,646      161,281
                                                                          ---------    ---------

   Total liabilities and shareholders' equity                             $ 404,379    $ 429,402
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

                                                                                   2000         1999
                                                                                ---------    ---------
Cash Flows From Operating Activities
Net loss                                                                        $ (18,624)   $  (5,092)
Adjustments to reconcile net loss to net cash
 provided by (used for) operating activities:
  Depreciation of property and equipment                                            2,600        1,424
  Amortization of intangible assets                                                 5,970        4,382
  Equity in operations of Playboy TV International, LLC and other                    (150)      13,450
  Loss on sale related to Critics' Choice Video                                     2,700           --
  Gain on sale of investment                                                           --       (1,728)
  Amortization of investments in entertainment programming                         24,626       25,913
  Investments in entertainment programming                                        (24,638)     (28,366)
  Net change in operating assets and liabilities                                  (14,414)       6,855
  Other, net                                                                          641          390
                                                                                ---------    ---------
    Net cash provided by (used for) operating activities                          (21,289)      17,228
                                                                                ---------    ---------

Cash Flows From Investing Activities
Acquisition of Spice Entertainment Companies, Inc.                                     --      (64,600)
Acquisition of Rouze Media, Inc.                                                   (1,152)          --
Sale of investments                                                                   975        9,693
Additions to property and equipment                                                (4,726)        (687)
Funding of equity interests in international ventures                              (1,740)      (7,632)
Purchase of marketable securities                                                    (538)      (2,014)
Other, net                                                                            (88)         (16)
                                                                                ---------    ---------
    Net cash used for investing activities                                         (7,269)     (65,256)
                                                                                ---------    ---------

Cash Flows From Financing Activities
Repayment of short-term borrowings                                                     --      (29,750)
Proceeds from financing obligations                                                 5,000      110,000
Repayment of financing obligations                                                (15,000)     (20,000)
Net proceeds from revolving credit facility                                        16,500           --
Net proceeds from public equity offering                                               --       24,561
Payment of debt assumed in acquisition of Spice Entertainment Companies, Inc.          --      (10,471)
Deferred financing fees                                                              (590)      (4,669)
Proceeds from stock plans                                                           1,312        1,522
                                                                                ---------    ---------
    Net cash provided by financing activities                                       7,222       71,193
                                                                                ---------    ---------

Net increase (decrease) in cash and cash equivalents                              (21,336)      23,165

Cash and cash equivalents at beginning of period                                   23,528          341
                                                                                ---------    ---------

Cash and cash equivalents at end of period                                      $   2,192    $  23,506
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

(B)  RESTRUCTURING EXPENSES

In fiscal year 1999, the Company began a cost reduction effort that led to a work force reduction of 49 employees, or approximately 6%, through company-wide layoffs and attrition. A total of 26 employees were terminated (including eight in the first quarter of fiscal year 2000) representing total restructuring charges of $1,348,000, of which $257,000 was recorded in the first quarter of fiscal year 2000. A total of $1,276,000 related to the restructuring had been paid as of September 30, 2000, resulting in a remaining liability of $72,000. Additionally, 23 positions were eliminated through attrition. All charges related to the restructuring were recorded as of March 31, 2000.

(C)  LEGAL SETTLEMENT

In October 2000, the Company paid a legal settlement. The net expense of $0.6 million was recorded as nonoperating expense in the third quarter of fiscal year 2000.

(D)  INCOME TAXES

The Company's net deferred tax asset increased to $16.3 million at September 30, 2000 as a result of a taxable loss for the current nine-month period, and consisted of $2.9 million of current deferred tax assets and $13.4 million of noncurrent deferred tax assets. At December 31, 1999, the Company was in a net deferred tax asset position of $8.3 million that consisted of $2.9 million of current deferred tax assets and $5.4 million of noncurrent deferred tax assets. As reported in the Company's 1999 Form 10-K, the deferred tax assets include principally the anticipated benefit of net operating loss carryforwards ("NOLs"). Realization of those assets is dependent upon the Company's ability to generate taxable income in future years. The recognition of benefits in the financial statements is based upon projections by management of future operating income and the anticipated reversal of temporary differences that will result in taxable income. Projections of future earnings were based on adjusted historical earnings.

(E)  COMPREHENSIVE INCOME (LOSS)

The following sets forth the components of other comprehensive income (loss), and the related tax expense or benefit allocated to each item (in thousands):

                                                         (Unaudited)           (Unaudited)
                                                        Quarters Ended      Nine Months Ended
                                                         September 30,         September 30,
                                                       -----------------    -----------------
                                                        2000       1999       2000       1999
                                                       ------     ------     ------     ------
Foreign currency translation adjustment(1)...........  $    3     $    1     $   (9)    $  (60)
Unrealized gain (loss) on marketable securities(2)...  $  (28)    $  (38)    $   (2)    $   57

(1) Net of related tax expense of $1 and a tax benefit of $5 for the quarter and nine months ended September 30, 2000, respectively, and a related tax benefit of $33 for the nine months ended September 30, 1999. There was no related income tax expense for the quarter ended September 30, 1999.
(2) Net of a related tax benefit of $16 and $1 for the quarter and nine months ended September 30, 2000, respectively, and a related tax benefit of $21 and tax expense of $30 for the quarter and nine months ended September 30, 1999, respectively.

(F)  LOSS PER COMMON SHARE

For the quarter and nine months ended September 30, 2000, options to purchase approximately 2,020,000 and 2,065,000 shares, respectively, of the Company's Class A and Class B common stock combined and approximately 270,000 and 280,000 shares, respectively, of Class B restricted stock awards outstanding were not included in the computation of diluted earnings per common share. The inclusion of these shares would have been antidilutive. As a result, the weighted average number of basic and diluted common shares outstanding for the quarter and nine months ended September 30, 2000 were equivalent.

(G)  INVENTORIES

Inventories, which are stated at the lower of cost (average cost and specific cost) or fair value, consisted of the following (in thousands):

                                                        (Unaudited)
                                                         Sept. 30,      Dec. 31,
                                                           2000           1999
                                                          -------       -------
Paper ............................................        $ 8,496       $ 6,226
Editorial and other prepublication costs .........          8,327         6,432
Merchandise finished goods .......................         12,133        11,173
                                                          -------       -------

  Total inventories ..............................        $28,956       $23,831
                                                          =======       =======

(H)  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (in thousands):

                                                        (Unaudited)
                                                         Sept. 30,     Dec. 31,
                                                           2000          1999
                                                          -------      -------
Land .............................................        $   292       $   292
Buildings and improvements .......................          8,510         8,467
Furniture and equipment ..........................         19,377        15,778
Leasehold improvements ...........................          9,934         8,681
                                                          -------       -------

Total property and equipment .....................         38,113        33,218
Accumulated depreciation .........................        (26,442)      (23,803)
                                                          -------       -------

  Total property and equipment, net ..............        $11,671       $ 9,415
                                                          =======       =======

(I)  PUBLIC EQUITY OFFERING

In January 2000, Playboy.com, Inc. ("Playboy.com"), a component of the Playboy Online Group, filed a registration statement for a planned sale of a minority of its equity in an Initial Public Offering ("IPO"). Due to current market conditions, the registration statement has been withdrawn. Deferred costs of $1.5 million were written off in the third quarter of fiscal year 2000 as nonoperating expense. An IPO is expected to be completed when market conditions allow.

(J)  FINANCING OBLIGATIONS

Effective June 9, 2000, the Company's credit agreement was amended to increase the amount of allowable funding from the Company's existing revolving credit facility to Playboy.com from $10.0 million to a maximum of $17.5 million. Upon completion of an IPO, all amounts advanced to Playboy.com above $10.0 million shall be repaid from Playboy.com to the Company. During September 2000, Hugh M. Hefner made a $5.0 million loan to Playboy.com. The loan bears interest at 10.50% and is due two years from the date of the loan.

(K)  SEGMENT INFORMATION

The following tables represent financial information by reportable segment (in thousands):

                                                               (Unaudited)                  (Unaudited)
                                                              Quarters Ended             Nine Months Ended
                                                               September 30,                September 30,
                                                         ------------------------      -------------------------
                                                            2000           1999          2000            1999
                                                         ---------      ---------      ---------       ---------
Net Revenues
Entertainment ......................................     $  28,208      $  52,009      $  76,725       $  98,698
Publishing .........................................        33,455         33,586         97,391          97,675
Playboy Online .....................................         6,556          3,089         18,757           8,095
Catalog ............................................         7,862         13,776         28,111          43,812
Other Businesses ...................................         1,809          1,780          7,191           7,103
                                                         ---------      ---------      ---------       ---------
   Total ...........................................     $  77,890      $ 104,240      $ 228,175       $ 255,383
                                                         =========      =========      =========       =========
Income (Loss) Before Income Taxes
Entertainment ......................................     $   9,077      $  25,537      $  18,486       $  35,965
Publishing .........................................         1,200            542          2,251           3,441
Playboy Online .....................................        (6,188)        (1,919)       (17,957)         (5,585)
Catalog ............................................            71           (704)          (298)         (1,257)
Other Businesses ...................................            42           (236)           538             (81)
Corporate Administration and Promotion .............        (6,248)        (7,800)       (16,931)        (20,034)
Restructuring expenses .............................            --             --           (257)             --
Investment income ..................................           254            489            943           1,040
Interest expense ...................................        (2,403)        (2,470)        (6,522)         (5,876)
Equity in operations of Playboy TV
   International, LLC and other ....................           958        (12,324)           150         (13,450)
Loss on sale related to Critics' Choice Video ......        (2,700)            --         (2,700)             --
Playboy.com registration statement expenses.........        (1,524)            --         (1,524)             --
Legal settlement ...................................          (622)            --           (622)             --
Gain on sale of investment .........................            --             --             --           1,728
Other, net .........................................          (270)          (268)          (905)           (742)
                                                         ---------      ---------      ---------       ---------
   Total ...........................................     $  (8,353)     $     847      $ (25,348)      $  (4,851)
                                                         =========      =========      =========       =========

EBITDA (1)
Entertainment ......................................     $  18,768      $  39,698      $  47,422       $  65,203
Publishing .........................................         1,382            689          2,725           3,886
Playboy Online .....................................        (5,694)        (1,912)       (16,790)         (5,564)
Catalog ............................................           122           (649)          (160)         (1,092)
Other Businesses ...................................            95           (195)           685              43
Corporate Administration and Promotion .............        (9,982)        (6,758)       (18,778)        (15,863)
Restructuring expenses .............................            --             --           (257)             --
                                                         ---------      ---------      ---------       ---------
   Total ...........................................     $   4,691      $  30,873      $  14,847       $  46,613
                                                         =========      =========      =========       =========

                                                                                      (Unaudited)
                                                                                       Sept. 30,       Dec. 31,
                                                                                         2000            1999
                                                                                       ---------       ---------
Identifiable Assets
Entertainment ....................................                                     $ 267,732       $ 281,167
Publishing .......................................                                        50,592          51,273
Playboy Online ...................................                                         8,054           4,924
Catalog ..........................................                                         9,598          13,599
Other Businesses .................................                                         5,336           7,082
Corporate Administration and Promotion (2) .......                                        63,067          71,357
                                                                                       ---------       ---------
   Total (2) .....................................                                     $ 404,379       $ 429,402
                                                                                       =========       =========

(1) EBITDA represents earnings before interest expense, income taxes, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees related to the Spice acquisition and equity in operations of Playboy TV International, LLC ("PTVI") and other. EBITDA should not be considered an alternative to any measure of performance or liquidity under generally accepted accounting principles. Similarly, it should not be inferred that EBITDA is more meaningful than any of those measures.
(2) The decrease in identifiable assets since December 31, 1999 is primarily due to cash and cash equivalents, largely due to the repayment of $15,000 of financing obligations in February 2000.

(L)  CONTINGENCIES

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

(M)  ACQUISITION

On March 15, 1999, the Company completed its acquisition of Spice Entertainment Companies, Inc. ("Spice"), a leading provider of adult television entertainment. The final determination of the purchase price, including transaction costs and Spice debt, was approximately $127 million, which resulted in goodwill recorded of approximately $90 million.

(N)   ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The effective date of this statement was delayed in June 1999 through the issuance of Statement of Financial Accounting Standards No. 137 ("Statement 137"). The effective date has been extended to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("Statement 138"), which amends Statement 133 to ease implementation difficulties. Management is evaluating the effect that adoption of Statement 133, as amended, will have on the Company's financial statements.

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 139, Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89, and 121 ("Statement 139"). Statement 139 rescinds FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films ("Statement 53"). In June 2000, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 00-2, Accounting by Producers or Distributors of Films ("SOP 00-2"), which provides new film accounting and reporting standards. An entity that is a producer or distributor of films and that previously applied Statement 53 will be required to follow the guidance in SOP 00-2. Statement 139 and SOP 00-2 are effective for fiscal years beginning after December 15, 2000. Management believes that adoption of Statement 139 and SOP 00-2 will not have a material impact on the Company's financial statements.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125 ("Statement 140"). Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adoption of Statement 140 will not have a material impact on the Company's financial statements.

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

(O)  SUBSEQUENT EVENT

In October 2000, the Company completed the sale of its Critics' Choice Video catalog and related Internet site and operations. In connection with the sale, the Company recorded an estimated nonoperating loss of $2.7 million in the third quarter of fiscal year 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following is a summary of the results of operations of the Company for the periods indicated below (in millions):

                                                           Quarters Ended           Nine Months Ended
                                                            September 30,             September 30,
                                                         -------------------      --------------------
                                                           2000       1999         2000         1999
                                                         -------     -------      -------      -------
Net Revenues .......................................     $  77.9     $ 104.2      $ 228.2      $ 255.4
                                                         =======     =======      =======      =======

Segment Income (Loss) ..............................     $  (2.0)    $  15.4      $ (14.0)     $  12.4
Restructuring Expenses .............................          --          --         (0.2)          --
                                                         -------     -------      -------      -------
Operating Income (Loss) ............................     $  (2.0)    $  15.4      $ (14.2)     $  12.4
                                                         =======     =======      =======      =======

Net Loss ...........................................     $  (6.5)    $  (1.1)     $ (18.6)     $  (5.1)
                                                         =======     =======      =======      =======

Basic and Diluted Net Loss per Common Share.........      $(0.27)    $ (0.05)     $ (0.77)     $ (0.23)
                                                         =======     =======      =======      =======

     The Company's revenues decreased 25% to $77.9 million for the quarter ended September 30, 2000 compared to the prior year quarter. Revenues were $228.2 million for the nine months ended September 30, 2000, an 11% decrease compared to the prior year. These decreases were primarily due to the timing of scheduled payments from PTVI to the Entertainment Group of the $100.0 million purchase primarily related to the international TV rights to the Company's film library, and the expected decline of Catalog Group revenues.

     The declines in operating performance of $17.4 million and $26.6 million for the quarter and nine-month period, respectively, were primarily due to the same timing of PTVI payments to the Entertainment Group combined with higher planned investments in the Playboy Online Group.

     The net losses for all periods reflect PTVI joint venture results that are reported as nonoperating items, including the Company's 19.9% equity in operations of PTVI, the elimination of unrealized profits of certain transactions between the Company and PTVI and gains related to the transfer of certain assets to PTVI. The prior year periods also include the accounting effects of the formation of the PTVI joint venture.

     Beginning with the quarter ended March 31, 2000, certain brand-related businesses were combined and are now reported as the Other Businesses Group. This group includes product marketing and casino gaming, which were previously reported as separate groups, and certain Company-wide marketing activities, consisting of Playboy Jazz Festival and Playmate promotions, that had previously been reported in Corporate Administration and Promotion results.

     Several of the Company's businesses can experience variations in quarterly performance. As a result, the Company's performance in any quarterly period is not necessarily reflective of full-year or longer-term trends. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on product introductions by advertising customers, changes in advertising buying patterns and economic conditions. E-commerce revenues are typically impacted by the year-end holiday buying season and decreased Internet traffic during the summer months. Additionally, international TV revenues vary due to the timing of recognizing library license fees related to PTVI.

ENTERTAINMENT GROUP

     The revenues and segment income of the Entertainment Group were as follows for the periods indicated below (in millions):

                                         Quarters Ended       Nine Months Ended
                                          September 30,          September 30,
                                      -------------------     -------------------
                                        2000        1999        2000        1999
                                      -------     -------     -------     -------
Revenues
Domestic TV Networks ...........      $  18.6     $  19.0     $  57.4     $  55.1
International TV ...............          7.5        29.7        12.7        32.9
Worldwide Home Video ...........          1.8         1.8         5.9         7.8
Movies and Other ...............          0.3         1.5         0.7         2.9
                                      -------     -------     -------     -------
  Total Revenues ...............      $  28.2     $  52.0     $  76.7     $  98.7
                                      =======     =======     =======     =======

Segment Income
Before Programming Expense .....      $  17.3     $  38.2     $  43.1     $  61.9
Programming Expense ............         (8.2)      (12.7)      (24.6)      (25.9)
                                      -------     -------     -------     -------
  Total Segment Income .........      $   9.1     $  25.5     $  18.5     $  36.0
                                      =======     =======     =======     =======

     Entertainment Group revenues and segment income decreased primarily due to scheduled lower library license fee payments from PTVI, partially offset by lower related expenses.

     The following discussion focuses on the profit contribution of each business before programming expense.

Domestic TV Networks

     For the quarter, revenues from domestic TV networks of $18.6 million decreased $0.4 million, or 2%, primarily due to lower Playboy TV satellite direct-to-home ("DTH") revenues, principally due to a significant decline in PrimeStar subscribers as a result of DirecTV's acquisition of PrimeStar. PrimeStar service was discontinued as of September 30, 2000. Profit contribution increased $0.2 million for the quarter as the lower revenues were more than offset by overall lower direct costs, primarily marketing.

     For the nine-month period, revenues of $57.4 million increased $2.3 million, or 4%, and profit contribution increased $1.1 million, primarily due to higher revenues from Spice. Also contributing were higher Playboy TV cable pay-per-view revenues, due in part to an increase in digital households, and higher sales of programming to other networks. These increases were partially offset by lower Playboy TV DTH revenues, principally related to PrimeStar, and overall higher direct costs, partially related to the Spice acquisition. The Company has recently experienced an overall decline in buys as a result of increasing competition from more explicit networks.

     The approximate number of households were as follows for the periods indicated below (in millions):

                                             Sept. 30,   Dec. 31,   Sept. 30,
                                               2000        1999       1999
                                             ---------  ---------  ----------
Cable (1):
   Playboy TV Analog Addressable.............   11.9       11.7       12.3
   Playboy TV Digital........................    2.6        1.3        0.7
   Spice Analog Addressable..................   12.8       13.6       14.9
   Spice Digital.............................    3.9        2.8        1.6

DTH:
   Playboy TV................................   14.2       12.4       11.9

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

International TV

     For the quarter and nine-month period, profit contribution from the international TV business decreased $21.7 million and $18.5 million, respectively, on $22.2 million, or 75%, and $20.2 million, or 61%, decreases in revenues, respectively. These decreases were due to the timing of library license fees from PTVI.

Worldwide Home Video

     For the quarter, revenues and profit contribution from the worldwide home video business were relatively flat. For the nine-month period, revenues decreased $1.9 million, or 24%, while profit contribution decreased $1.3 million. These decreases were largely due to lower average domestic sales per title for Playboy Home Video new releases combined with lower domestic sales from The Eros Collection.

Movies and Other

     For the quarter and nine-month period, profit contribution from movies and other businesses decreased $1.1 million and $2.0 million, respectively, on $1.2 million, or 79%, and $2.2 million, or 76%, decreases in revenues primarily due to scheduled lower library license fees from PTVI. Also contributing to the decrease for the nine-month comparison were lower sales of previously released movies.

     The Entertainment Group's administrative expenses decreased $1.7 million for the quarter and $2.0 million for the nine-month period primarily due to lower accruals for performance-related variable compensation.

Programming Expense

     Programming expense decreased $4.5 million and $1.3 million for the quarter and nine-month period, respectively. These decreases were primarily related to the scheduled lower library license fees from PTVI. Higher amortization for domestic TV networks largely offset the decrease for the nine-month comparison.

PUBLISHING GROUP

     The revenues and segment income of the Publishing Group were as follows for the periods indicated below (in millions):

                                           Quarters Ended      Nine Months Ended
                                            September 30,        September 30,
                                       -------------------     -------------------
                                         2000        1999       2000         1999
                                       -------     -------     -------     -------
Revenues
Playboy Magazine ...............       $  26.0     $  25.9     $  76.6     $  76.7
Other Domestic Publishing ......           4.5         5.6        12.1        13.8
International Publishing .......           3.0         2.1         8.7         7.2
                                       -------     -------     -------     -------
  Total Revenues ...............       $  33.5     $  33.6     $  97.4     $  97.7
                                       =======     =======     =======     =======

Segment Income .................       $   1.2     $   0.5     $   2.3     $   3.4
                                       =======     =======     =======     =======

     For both the quarter and nine months ended September 30, 2000, Publishing Group revenues remained relatively flat compared to the prior year periods.

     For the quarter, Playboy magazine revenues were relatively flat compared to the prior year quarter. Advertising revenues increased $1.3 million, or 17%, due to both higher ad pages and average net revenue per page. Lower circulation revenues of $1.2 million, or 6%, as a result of $0.8 million, or 14%, lower newsstand revenues and $0.4 million, or 3%, lower subscription revenues mostly offset the increased advertising revenues. The lower newsstand revenues were largely a result of an unfavorable variance related to newsstand sales adjustments for prior issues.

     For the nine-month period, Playboy magazine revenues were relatively flat compared to the prior year. Advertising revenues increased $4.5 million, or 20%, due to both higher ad pages and average net revenue per page. Advertising sales for the fourth quarter magazine issues are closed and the Company expects to report relatively flat ad revenues and 5% fewer ad pages compared to the quarter ended December 31, 1999, resulting in expected 13% and 5% increases in ad revenues and ad pages, respectively, for fiscal year 2000 compared to fiscal year 1999. Lower circulation revenues of $4.6 million, or 8%, offset the increased advertising revenues largely due to extraordinary newsstand sales in the prior year of the April 1999 issue featuring Rena Mero, the World Wrestling Federation champion and character formerly known as Sable. Subscription revenues decreased $0.9 million, or 2%.

     Revenues from other domestic publishing businesses decreased $1.1 million, or 19%, and $1.7 million, or 12%, respectively, for the quarter and nine-month period largely reflecting lower sales of special editions.

     International publishing revenues increased $0.9 million, or 41%, and $1.5 million, or 21%, respectively, for the quarter and nine-month period primarily due to higher revenues from the Company's majority-owned Polish publishing joint venture combined with higher royalties.

     For the quarter, Publishing Group segment income increased $0.7 million, or 121%, compared to the prior year quarter primarily due to the higher Playboy magazine advertising revenues, lower accruals for performance-related variable compensation and lower ancillary businesses expenses. The lower Playboy magazine newsstand and special editions revenues combined with lower Playboy magazine subscription profitability partially offset the above. For the nine-month period, segment income decreased $1.1 million, or 35%, primarily due to the lower Playboy magazine newsstand and special editions revenues combined with lower Playboy magazine subscription profitability and higher editorial costs. Higher Playboy magazine advertising profitability, lower accruals for performance-related variable compensation and lower manufacturing and ancillary businesses expenses partially offset the above.

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

PLAYBOY ONLINE GROUP

     The revenues and segment losses of the Playboy Online Group were as follows for the periods indicated below (in millions):

                                       Quarters Ended        Nine Months Ended
                                        September 30,          September 30,
                                    -------------------     -------------------
                                      2000        1999       2000         1999
                                    -------     -------     -------     -------

Revenues .......................    $   6.6     $   3.1     $  18.8     $   8.1
                                    =======     =======     =======     =======

Segment Loss ...................    $  (6.2)    $  (1.9)    $ (18.0)    $  (5.6)
                                    =======     =======     =======     =======

     For the quarter and nine months ended September 30, 2000, Playboy Online Group revenues increased $3.5 million, or 112%, and $10.7 million, or 132%, respectively, compared to the prior year periods. These increases were primarily due to higher e-commerce and subscription revenues. The significantly higher e-commerce revenues were due to both the integration of the Playboy and Spice catalog businesses to e-commerce effective October 1, 1999 and higher product sales. The nine-month period also reflected higher advertising and sponsorships revenues.

     For the quarter and nine-month period, the group's segment losses increased $4.3 million and $12.4 million, respectively, reflecting planned higher expenses, principally related to sales and marketing, content and product development and administration. In February 2000, Playboy.com purchased substantially all of the assets and assumed certain liabilities of Rouze Media, Inc. ("Rouze"), an Internet site that is currently being redesigned and will be relaunched and operated as a new section of Playboy.com. The aggregate purchase price consisted of $1.2 million in cash as a guarantee against future revenues, certain assumed liabilities plus direct costs of the transaction.

     In January 2000, Playboy.com, a component of the Playboy Online Group, filed a registration statement for a planned sale of a minority of its equity in an IPO. Due to current market conditions, the registration statement has been withdrawn. Deferred costs of $1.5 million were written off in the third quarter of fiscal year 2000 as nonoperating expense. An IPO is expected to be completed when market conditions allow.

CATALOG GROUP

     The revenues and segment income (losses) of the Catalog Group were as follows for the periods indicated below (in millions):

                                      Quarters Ended       Nine Months Ended
                                       September 30,          September 30,
                                   -------------------     -------------------
                                     2000        1999       2000         1999
                                   -------     -------     -------     -------
Revenues .......................   $   7.9     $  13.8     $  28.1     $  43.8
                                   =======     =======     =======     =======

Segment Income (Loss) ..........   $   0.1     $  (0.7)    $  (0.3)    $  (1.3)
                                   =======     =======     =======     =======

     For the quarter and nine months ended September 30, 2000, Catalog Group revenues decreased $5.9 million, or 43%, and $15.7 million, or 36%, respectively, compared to the prior year periods. These decreases reflected planned lower circulation for the Critics' Choice Video and Collectors' Choice Music catalogs and the absence of fiscal year 2000 revenues related to the Playboy and Spice catalogs. The Playboy and Spice catalogs have been integrated as direct commerce businesses within the Company's branded e-commerce business and, effective October 1, 1999, have been included in Playboy Online Group results. For both the quarter and nine-month period, the lower revenues were more than offset by lower related costs, which resulted in improvements in segment performance of $0.8 million and $1.0 million, respectively.

     In October 2000, the Company completed the sale of its Critics' Choice Video catalog and related Internet site and operations to Infinity Resources, Inc. ("Infinity"). Infinity will sublease the 106,000 square-foot customer service and order fulfillment facility and related equipment from the Company and will provide fulfillment services for PlayboyStore.com, Cyberspice.com and the Collectors' Choice Music catalog.

     The Company is actively pursuing buyers for the planned sale of its Collectors' Choice Music catalog and related Internet site and expects to complete this sale by the end of the year which will end the Company's presence in the catalog business.

OTHER BUSINESSES GROUP

     The revenues and segment income (losses) of the Other Businesses Group were as follows for the periods indicated below (in millions):

                                       Quarters Ended       Nine Months Ended
                                        September 30,          September 30,
                                    -------------------     -------------------
                                      2000        1999       2000         1999
                                    -------     -------     -------     -------
Revenues .......................    $   1.8     $   1.8     $   7.2     $   7.1
                                    =======     =======     =======     =======
Segment Income (Loss) ..........    $    --     $  (0.2)    $   0.5     $  (0.1)
                                    =======     =======     =======     =======

     For the quarter ended September 30, 2000, revenues and segment performance from the Other Businesses Group were relatively flat compared to the prior year. For the nine-month period, revenues were relatively flat while segment performance increased $0.6 million.

CORPORATE ADMINISTRATION AND PROMOTION

     Corporate Administration and Promotion expenses for the quarter of $6.2 million decreased $1.6 million, or 20%, while expenses for the nine-month period of $16.9 million decreased $3.1 million, or 15%. These decreases were due largely to planned reductions in marketing spending combined with lower accruals for performance-related variable compensation.

RESTRUCTURING EXPENSES

     In fiscal year 1999, the Company began a cost reduction effort that led to a work force reduction of 49 employees, or approximately 6%, through company-wide layoffs and attrition. A total of 26 employees were terminated (including eight in the first quarter of fiscal year 2000) representing total restructuring charges of $1.3 million, of which $0.2 million was recorded in the first quarter of fiscal year 2000. A total of $1.2 million related to the restructuring had been paid as of September 30, 2000, resulting in a remaining liability of $0.1 million. Additionally, 23 positions were eliminated through attrition. All charges related to the restructuring were recorded as of March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had $2.2 million in cash and cash equivalents and $96.5 million in financing obligations compared to $23.5 million in cash and cash equivalents and $90.0 million in financing obligations at December 31, 1999. In February 2000, the Company made a $15.0 million repayment on the term loan portion of its financing obligations. At September 30, 2000, the Company had borrowed $16.5 million under its revolving credit facility. The Company expects to meet its short- and long-term cash requirements through the remaining availability under its $35.0 million revolving credit facility.

     Effective June 9, 2000, the Company's credit agreement was amended to increase the amount of allowable funding from the Company's existing revolving credit facility to Playboy.com from $10.0 million to a maximum of $17.5 million. Due to current market conditions, the registration statement for the planned Playboy.com IPO has been withdrawn. An IPO is expected to be completed when market conditions allow. Upon completion of an IPO, all amounts advanced to Playboy.com above $10.0 million shall be repaid from Playboy.com to the Company. During September 2000, Hugh M. Hefner made a $5.0 million loan to Playboy.com. The loan bears interest at 10.50% and is due two years from the date of the loan. The Company is presently in discussions with several potential investors, who have expressed an interest in making an investment in Playboy.com in connection with strategic business alliances that would result in additional revenues. The loan, combined with anticipated funding from these investors, is expected to provide Playboy.com with sufficient liquidity until the market for an IPO improves.

CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash used for operating activities was $21.3 million for the nine months ended September 30, 2000, which reflected $24.6 million of investments in Company-produced and licensed entertainment programming in the current year. The nine-month period also reflected $14.4 million of cash used from operating assets and liabilities primarily due to an increase in net deferred tax assets as a result of the taxable loss in the current nine-month period. Additionally, Playboy magazine inventories were higher at September 30, 2000 primarily due to costs related to the November and holiday issues.

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used for investing activities was $7.3 million for the nine-month period primarily due to $4.7 million of additions to property and equipment. The Company invested $1.7 million related to its equity interests in international ventures and acquired Rouze, which resulted in cash paid of $1.2 million in the current year.

CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash provided by financing activities was $7.2 million for the nine-month period principally due to the $16.5 million in borrowings from the Company's revolving credit facility and the $5.0 million loan from Hugh M. Hefner, partially offset by the $15.0 million repayment of financing obligations in the current year.

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

     Management believes that it is more likely than not that the required amount of such taxable income will be generated in years subsequent to December 31, 1999 and prior to the expiration of the Company's NOLs to realize the $8.3 million net deferred tax asset at December 31, 1999. The Company's net deferred tax asset increased to $16.3 million at September 30, 2000 as a result of a taxable loss for the current nine-month period. Following is a summary of the bases for management's belief that a valuation allowance of $15.9 million at December 31, 1999 is adequate, and that it is more likely than not that the net deferred tax asset of $8.3 million will be realized:

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

OTHER

     In June 1998, the FASB issued Statement 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The effective date of this statement was delayed in June 1999 through the issuance of Statement 137. The effective date has been extended to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement 138, which amends Statement 133 to ease implementation difficulties. Management is evaluating the effect that adoption of Statement 133, as amended, will have on the Company's financial statements.

     In June 2000, the FASB issued Statement 139, Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89, and 121. Statement 139 rescinds Statement 53, Financial Reporting by Producers and Distributors of Motion Picture Films. In June 2000, the AICPA issued SOP 00-2, Accounting by Producers or Distributors of Films, which provides new film accounting and reporting standards. An entity that is a producer or distributor of films and that previously applied Statement 53 will be required to follow the guidance in SOP 00-2. Statement 139 and SOP 00-2 are effective for fiscal years beginning after December 15, 2000. Management believes that adoption of Statement 139 and SOP 00-2 will not have a material impact on the Company's financial statements.

     In September 2000, the FASB issued Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adoption of Statement 140 will not have a material impact on the Company's financial statements.

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


                        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                            Description
-------                          -------------
  10.1 Selected Employment, Termination and Other Agreements a Amendment to Playboy Enterprises, Inc. Severance Agreement

  10.2 Promissory note dated September 27, 2000 between Playboy.com, Inc. and Hugh M. Hefner

   27   Financial Data Schedule

---------

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PLAYBOY ENTERPRISES, INC.
                                       -------------------------
                                             (Registrant)


Date   November 14, 2000               By  /s/ Linda Havard
       -----------------                   -------------------
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