Form 10-K
period 2000-12-31
PLAYBOY ENTERPRISES INC
filed 2001-03-29
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Securities registered pursuant to Section 12(b) of the Act:

                                                                Name of each exchange
        Title of each class                                     on which registered
        -------------------                                     -----------------------
Class A Common Stock, par value $0.01 per share .............   New York Stock Exchange
                                                                Pacific Exchange

Class B Common Stock, par value $0.01 per share .............   New York Stock Exchange
                                                                Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of Class A Common Stock, par value $0.01 per share, held by nonaffiliates on February 28, 2001 (based upon the closing sale price on the New York Stock Exchange) was $15,938,762. The aggregate market value of Class B Common Stock, par value $0.01 per share, held by nonaffiliates on February 28, 2001 (based upon the closing sale price on the New York Stock Exchange) was $165,403,220.

As of February 28, 2001, there were 4,859,102 shares of Class A Common Stock, par value $0.01 per share, and 19,418,234 shares of Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents                                                     Form 10-K Reference
---------                                                     -------------------
Notice of Annual Meeting of Stockholders and Proxy            Part III, Items 10-13, to the
 Statement (to be filed) relating to the Annual               extent described therein
 Meeting of Stockholders to be held in May 2001

                            PLAYBOY ENTERPRISES, INC.
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.  Business............................................................. 3
Item 2.  Properties...........................................................12
Item 3.  Legal Proceedings....................................................13
Item 4.  Submission of Matters to a Vote of Security Holders..................13

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters..............................................................14
Item 6.  Selected Financial Data..............................................14
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................16
Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........24
Item 8.  Financial Statements and Supplementary Data..........................25
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................50

                                   PART III

Item 10. Directors and Executive Officers of the Registrant...................50
Item 11. Executive Compensation...............................................50
Item 12. Security Ownership of Certain Beneficial Owners and Management.......50
Item 13. Certain Relationships and Related Transactions.......................50

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....50

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

      The Company's businesses are classified into the following reportable segments: Entertainment, Publishing, Playboy Online, Catalog and Other Businesses. Net revenues, income (loss) from continuing operations before income taxes, EBITDA, depreciation and amortization and identifiable assets of each reportable segment are set forth in Note (V) Segment Information of Notes to Consolidated Financial Statements.

      The Company's trademarks are vital to the success and future growth of all of the Company's businesses. The trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, Playmate, Rabbit Head Design, Spice, Sarah Coventry, Collectors' Choice Music and numerous domain names related to its online business.

ENTERTAINMENT GROUP

      The Entertainment Group operations include the production and marketing of programming through domestic TV networks, international TV and worldwide home video markets.

Programming

      The Entertainment Group develops, produces and distributes programming for worldwide TV and home video and DVD markets. Its productions have included feature films, magazine-format shows, dramatic series, documentaries, live events, anthologies of sexy short stories and celebrity and Playmate features. The Company continued to increase the amount and variety of quality programming by offering new genres, including interactive movies and animation, and by adding Director's Cut films. Its programming features stylized eroticism in a variety of entertaining formats for men and women and does not contain scenes that link sexuality with violence. The Company's programming is designed to be adapted easily into a number of formats, enabling the Company to spread its relatively fixed programming costs over multiple product lines. The majority of the programming that airs on the Spice networks is licensed by the Company from third parties. In fiscal year 2000, the Company laid the groundwork for future growth by announcing the expected launch of Spice Platinum networks in fiscal year 2001.

      The Company invests in Playboy-style, original quality programming to support its expanding businesses. The Company invested $33.1 million, $35.3 million and $25.9 million in entertainment programming in fiscal years 2000, 1999 and 1998, respectively. These amounts, which also include expenditures for licensed programming, resulted in the production of 192, 172 and 136 hours of original programming, respectively. At December 31, 2000, the Company's library of primarily exclusive, Playboy-branded original programming totaled approximately 1,700 hours. In fiscal year 2001, the Company expects to invest approximately $42 million in Company-produced and licensed programming, which could vary based on, among other things, the timing of completion of productions.

      The Company created and markets The Eros Collection, a line of small-budget, non-Playboy-branded movies. The films air on Playboy TV, are distributed internationally and are available for rent or sale through home video retailers, such as Blockbuster Video stores. In addition, these movies frequently air on the HBO and Showtime networks.

      The Company has produced or co-produced a variety of series which air on the domestic Playboy TV network and are also distributed internationally. Additionally, some episodes have been released as Playboy Home Video titles and/or have been licensed to other networks, such as HBO and Showtime. Some of the series in recent years have included Women: Stories of Passion, Red Shoe Diaries, which was co-produced with Zalman King Entertainment, Inc., Beverly Hills Bordello and Passion Cove. In fiscal year 2001, the Company plans to begin distribution of its newest series, Sexy Urban Legends.

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

      Pay-per-view programming can be delivered through any number of delivery methods, including: (a) analog and digital cable television; (b) DTH to households with large satellite dishes receiving a C-band low power analog or digital signal ("TVRO") or with small dishes receiving a Ku-band medium or high power digital signal ("DBS"), such as those currently offered by DirecTV and EchoStar; (c) wireless cable systems; and (d) new technologies such as cable modem and the Internet.

The following table illustrates certain information regarding cable households in general, and Playboy TV and Spice (in thousands):

                                                           Dec. 31,   Dec. 31,
                                                               2000       1999
------------------------------------------------------------------------------
Total cable households (a)
   Total                                                     68,200     67,100
   Analog addressable                                        26,000     28,500
   Digital                                                   11,000      4,700

Playboy TV cable households (b)
   Analog addressable                                        11,000     11,700
   Digital                                                    3,200      1,300

Spice cable households (b)
   Analog addressable                                        12,000     13,600
   Digital                                                    4,500      2,800
------------------------------------------------------------------------------

(a) Source: Information reported by Paul Kagan Associates, Inc. ("Kagan"), an independent media research firm. Kagan projects approximately 1% and 34% average annual increases in total cable and cable digital households, respectively, and an average annual decrease of approximately 14% in cable analog addressable households through December 31, 2003.

(b) There is an overlap of cable analog addressable and digital households due to some cable operators offering both analog and digital platforms to the same households.

      Most cable service in the United States is distributed through large multiple system operators ("MSOs") and their affiliated cable systems ("cable affiliates"). Once arrangements are made with an MSO, the Company is able to negotiate channel space for its networks with the cable affiliates. Individual cable affiliates determine the retail price of the pay-per-view service and prices currently average approximately $6.90 and $7.25 for a block of analog and digital Playboy TV programming, respectively, and average approximately $6.80 and $7.40 for a block of analog and digital Spice programming, respectively. Individual cable affiliates also determine the retail price of the monthly subscription service, where prices average approximately $12.95 for Playboy TV, largely dependent on the number of premium services to which a household subscribes.

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

      Growth in the pay-per-view market is expected to result principally from cable system upgrades, utilizing digital compression, fiber optics or other bandwidth expansion methods that provide cable operators additional channel capacity. In recent years, cable operators have begun the shift from analog to digital technology in order to upgrade their cable systems and to counteract competition from DTH operators. Digital cable television has several advantages over analog cable television, including more channels, better audio and video quality and advanced set-top boxes that are addressable, provide a secure fully scrambled signal and have integrated program guides and advanced ordering technology.

      In addition to cable, Playboy TV is provided via encrypted signal, on both a pay-per-view and monthly subscription basis, to home satellite dish viewers. In recent years, Playboy TV has added a significant number of viewers through the DBS market. The growth in the DBS market has provided the Company with an expanded customer base via a digital transmission which has historically produced higher buy rates than analog cable markets. DBS operators determine the retail price of the pay-per-view service and U.S. prices average approximately $7.00 - $8.00 for a block of Playboy TV programming.

      Playboy TV was available to approximately 15.4 million and 12.4 million DTH households at December 31, 2000 and 1999, respectively. Playboy TV is the only adult service to be available on all four DBS services in the United States and Canada. It is currently available on DirecTV and EchoStar in the United States and ExpressVu and Star Choice in Canada. Playboy TV was previously available on PrimeStar, however, it was acquired by DirecTV in fiscal year 1999, and service was discontinued as of September 30, 2000.

      Competition among television programming providers is intense for both channel space and viewer spending. The Company competes in the cable and DTH markets primarily on the basis of its Playboy and Spice brand names and Playboy's original unique quality programming. Its competition varies in the type and quality of programming offered, but consists primarily of other premium pay services, such as general-interest premium channels like HBO, and other adult movie pay services, which typically provide more sexually explicit programming. The Company competes with the other premium pay services as it (a) attempts to obtain or renew carriage with individual cable affiliates and DTH operators, (b) negotiates fee arrangements with these operators, and (c) markets its programming to consumers. Over the past several years, the Company has been adversely impacted by all of the competitive factors described above. While there can be no assurance that the Company will be able to maintain its current cable and DTH carriage or fee structures or maintain or grow its viewership in the face of this competition, the Company believes that strong Playboy and Spice brand recognition, the quality of its programming and its ability to appeal to a broad range of adult audiences are critical factors which differentiate the Company's networks from other providers of adult programming. Additionally, in response to consumers' requests for a wider spectrum of adult-programming choices, the Company expects to launch Spice Platinum networks in fiscal year 2001. These networks will offer less edited adult programming. Also, to optimize revenue potential, the Company is encouraging cable and DTH operators to market the full range of video-on-demand, pay-per-view and monthly subscription options to consumers.

      The programming of the Company's networks is delivered to cable and DTH operators through communications satellite transponders. The Company's current transponder leases contain protections typical in the industry against transponder failure, including access to spare transponders, and conditions under which the Company's access may be denied. The current lease term for Playboy TV expires October 30, 2001 and the Company has recently signed a lease for a new transponder which will expire in 2010. The current lease term for Spice extends through the remainder of the satellite's life (currently estimated to be 2011). Major limitations on the Company's access to cable or DTH systems or satellite transponder capacity could materially adversely affect the Company's operating performance. There have been no instances in which the Company has been denied access to the transponders it leases.

International TV

      During fiscal year 1999, the Company entered into a joint venture with a wholly-owned subsidiary of the Cisneros Group of Companies. At the end of 2000, certain assets of the Cisneros Group of Companies, including the interest in Playboy TV International, LLC ("PTVI"), were reorganized under two U.S. limited liability companies. These limited liability companies have guaranteed each other's obligations under the PTVI agreements and act together with respect to management decisions and related matters. PTVI has the exclusive right to create and launch new television networks under the Playboy and Spice brands in territories outside of the United States and Canada and, under certain circumstances, to license programming to third parties. PTVI will also own and operate all existing international Playboy TV and Spice networks. In addition, the Company and PTVI have entered into program supply and trademark license agreements. Currently, the Company has a 19.9% interest in PTVI with an option to increase up to 50% at founder's price for a certain period of time.

      In return for the exclusive international rights for the use of the Playboy tradename, film and video library, and for the acquisition of the international rights to the Spice film library, the U.K. and Japan Playboy TV networks and certain international distribution contracts, PTVI will make total payments of $100.0 million to the Company over six years. During fiscal years 2000 and 1999, the Company received $7.5 million and $30.0 million, respectively. The remaining payments will be received over the next four years as follows: $5.0 million, $7.5 million, $25.0 million and $25.0 million, respectively. PTVI also has a long-term commitment with the Company to license international TV rights to each year's output production, with payments representing a percentage of the Company's annual production spending.

      Prior to the formation of the PTVI joint venture, the Company sold its television programming internationally either on a tier or program-by-program basis to foreign broadcasters and pay television services or through a local Playboy TV network in which the Company owned an equity interest and from which it received fees for programming and the use of the Playboy brand name.

Worldwide Home Video

      The Company also distributes its original programming domestically via videocassettes and DVDs which are sold in video and music stores and other retail outlets, through direct mail, including Playboy magazine, and online, including the Company's sites. Playboy Home Video is one of the largest-selling brands of nontheatrically released, special-interest videos in the United States, and has consistently been named one of Billboard magazine's "Top Video Sales Labels." The Playboy Home Video format is consistent with the style, quality and focus of Playboy magazine. The Company also releases titles under its Eros Collection label.

      In fiscal year 2001, the Company plans to expand the home video business by adding a line of Playboy TV branded programs and a line of total reality programs, both to be available on video and DVD. In fiscal years 2000, 1999 and 1998, the Company released 21, 16 and 16 new Playboy Home Video titles, respectively. Additionally, the Company released approximately 30 and 50 new or library titles on DVD in fiscal years 2000 and 1999, respectively.

      The Company's home video and DVD products are distributed in the United States and Canada by Universal Music & Video Distribution, Inc. ("Uni"). For new release titles, the Company is responsible for manufacturing the video product and for certain marketing and sales functions. Uni receives a distribution fee on sales of these new releases and remits a net amount to the Company. The Company and Uni have a different distribution agreement related to backlist titles (titles in release for longer than a year) that shifts manufacturing and marketing responsibilities to Uni. The Company receives annual guarantees for the backlist titles, and monies earned on these titles are offset against the guarantee.

      The Company also distributes, through separate distribution agreements, its home video products to other countries worldwide. These products are based on the videos produced for the U.S. market, with the licensee dubbing or subtitling into the local language where necessary.

PUBLISHING GROUP

      The Publishing Group operations include the publication of Playboy magazine, other domestic publishing businesses and the licensing of international editions of Playboy magazine.

Playboy Magazine

      Founded by Hugh M. Hefner in 1953, Playboy magazine is the best-selling men's monthly magazine in the world. Worldwide monthly circulation, which includes international editions, is approximately 4.5 million copies. Approximately 3.1 million copies of the U.S. edition are sold monthly. According to Fall 2000 data published by Mediamark Research, Inc. ("MRI"), an independent market research firm, the U.S. edition of Playboy magazine is read by approximately one in every eight men in the United States aged 18 to 34.

      Playboy magazine is a general-interest magazine for men offering a variety of features. It has gained a loyal customer base and a reputation for excellence by providing quality entertainment and informative articles on celebrities, current issues and trends. Each issue of Playboy magazine includes an in-depth, candid interview with a well-known, thought-provoking personality. Over the magazine's 47-year history, exclusive interviews have included prominent public figures (such as Martin Luther King, Jr., Jimmy Carter, Fidel Castro, Mike Wallace, Rush Limbaugh and Jesse Ventura), business leaders (such as Bill Gates, David Geffen, Tommy Hilfiger and Ted Turner), entertainers (such as Steve Martin, Jerry Seinfeld, David Letterman, Jay Leno, Mel Gibson, Bruce Willis and John Travolta), authors (such as Salman Rushdie, Anne Rice, Ray Bradbury, Alex Haley and James Michener) and sports figures (such as Michael Jordan, Muhammad Ali and Bobby Knight). The magazine also regularly publishes the works of leading journalists, authors and other prominent individuals. For example, Playboy magazine has published fiction by Scott Turow, Jay McInerney, John Updike and Margaret Atwood, articles by Michael Crichton, Bill Maher and William
F. Buckley, and book adaptations by Tony Horwitz (Middle East correspondent for The Wall Street Journal) and Pulitzer Prize winning author William Kennedy. It has long been known for its graphic excellence and features and publishes the work of top artists and photographers. Playboy magazine also features lifestyle articles on consumer products, fashion, automobiles and consumer electronics and covers the worlds of sports and entertainment. It is also renowned for its pictorials of beautiful women and frequently features celebrities on its cover and in exclusive pictorials (among them Farrah Fawcett, Pamela Anderson, Elle Macpherson, Jenny McCarthy, Cindy Crawford, Sharon Stone, Madonna, Chyna and Katarina Witt).

      The net circulation revenues of the U.S. edition of Playboy magazine for fiscal years 2000, 1999 and 1998 were $72.1 million, $73.9 million and $75.4 million, respectively. Net circulation revenues are gross revenues less provisions for newsstand returns and unpaid subscriptions, and commissions. Circulation revenue comparisons may be materially impacted with respect to any period which includes one or more issues of unusually high public interest.

      According to the Audit Bureau of Circulations ("ABC"), an independent audit agency, with a circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) of 3.15 million at December 31, 2000, Playboy magazine was the 12th highest-ranking U.S consumer publication. Playboy magazine's rate base at December 31, 2000 was larger than each of Newsweek and Cosmopolitan, and also greater than the combined rate bases of Rolling Stone, GQ and Esquire, which have substantial adult male audiences.

      Playboy magazine has historically generated approximately two-thirds of its revenues from subscription and newsstand circulation, with the remainder primarily from advertising. Subscription copies are generally 80% of total copies sold. The Company believes that managing Playboy's circulation to be primarily subscription driven, like most major magazines, provides a stable and desirable circulation base, which is also attractive to advertisers. According to the MRI data previously mentioned, the median age of male Playboy readers is 35, with a median annual household income of $51,000. The Company also derives meaningful income from the rental of Playboy magazine's subscriber list, which consists of the subscriber's name, address and other information maintained by the Company.

      The Company attracts new subscribers to the magazine through its own direct mail advertising campaigns, subscription agent campaigns and the Internet, including Playboy.com. The Company recognizes revenues from magazine subscriptions over the terms of the subscriptions. Subscription copies of the magazine are delivered through the U.S. Postal Service as second class mail. The Company attempts to contain these costs through presorting and other methods. There were no postal rate increases in fiscal year 2000. Postal rates increased approximately 10% in January 2001.

      Playboy magazine is one of the highest priced magazines in the United States. The basic U.S. newsstand cover price has been $4.95 ($5.95 for the December holiday issue and $6.95 for the January holiday issue). Effective with the April 2001 issue, the basic U.S. cover price will increase to $4.99 ($5.99 for the December 2001 issue and $6.99 for the January 2002 issue). The Canadian cover price has been C$5.95 (C$6.95 for holiday issues). Effective with the April 2001 issue, the Canadian cover price will increase to C$6.99 for all issues. In addition, when there is a feature of special appeal, the Company generally increases the newsstand cover price by $1.00.

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

      Playboy magazine targets a wide range of advertisers. Advertising by category, as a percent of total ad pages, and the total number of ad pages were as follows:

                                 Fiscal Year      Fiscal Year      Fiscal Year
                                       Ended            Ended            Ended
Category                            12/31/00         12/31/99         12/31/98
-------------------------------------------------------------------------------
Beer/Wine/Liquor                           25%              21%              22%
Tobacco                                    23               26               25
Retail/Direct mail                         19               22               23
Home electronics                            6                5                6
Media/Advertising                           5                1                2
Apparel/Footwear/Accessories                5                4                2
Toiletries/Cosmetics                        5                6                6
All other                                  12               15               14
-------------------------------------------------------------------------------
Total                                     100%             100%             100%
===============================================================================
Total ad pages                            674              640              601
===============================================================================

      The Company continues to focus on securing new advertisers from underdeveloped categories. The Company implemented 8% and 5% cost per thousand increases in advertising rates effective with the January 2001 and 2000 issues, respectively.

      The Company publishes the U.S. edition of Playboy magazine in 15 advertising editions: one upper income zip-coded, eight regional, two state and four metro. All contain the same editorial material but provide targeting opportunities for advertisers. The net advertising revenues of the U.S. edition of Playboy magazine for fiscal years 2000, 1999 and 1998 were $38.4 million, $33.9 million and $30.8 million, respectively. Net advertising revenues are gross revenues less advertising agency commissions, frequency and cash discounts and rebates. Levels of advertising revenues may be affected by, among other things, increased competition for and decreased spending by advertisers, general economic activity and governmental regulation of advertising content.

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

      Playboy magazine and special editions are printed at Quad/Graphics, Inc., located in Wisconsin, which then ships the product to subscribers and Warner. The actual print run varies each month and is determined with input from Warner. Paper is the principal raw material used in the production of these publications. The Company uses a variety of types of high-quality coated paper that is purchased from a number of suppliers. The market for paper has historically been cyclical, resulting in volatility in paper prices. The Publishing Group expects paper prices in fiscal year 2001 to be comparable with fiscal year 2000.

      From time to time, Playboy magazine, and certain of its distribution outlets and advertisers, have been the target of certain groups who seek to limit its availability because of its content. In its 47-year history, the Company has never sold a product that has been judged to be obscene or illegal in any U.S. jurisdiction.

      Magazine publishing companies face intense competition for both readers and advertising. Magazines and Internet sites primarily aimed at men are Playboy magazine's principal competitors. In addition, other types of media that carry advertising, such as newspapers, radio, television and Internet sites, compete for advertising revenues with Playboy magazine.

Other Domestic Publishing

      The Publishing Group has also created media extensions, taking advantage of the magazine's reputation for quality and its libraries of art, photography and editorial text. These products include special editions and calendars, which are primarily sold in newsstand outlets and use both original photographs and photographs from the Company's library. In fiscal years 2000, 1999 and 1998, the group published 24, 24 and 23 special editions, respectively. The U.S. and Canadian newsstand cover prices for special editions have been $6.95 and C$7.95, respectively. Effective with issues on sale subsequent to March 1, 2001, the U.S. and Canadian newsstand cover prices increased to $6.99 and C$7.99, respectively. The Publishing Group also generates revenues from related businesses, including books.

International Publishing

      The Company licenses the right to publish 16 international editions of Playboy magazine in the following countries: Brazil, Croatia, the Czech Republic, France, Germany, Greece, Hungary, Italy, Japan, the Netherlands, Poland, Romania, Russia, Slovakia, Spain and Taiwan. The Company owns a majority interest in the Polish edition of the magazine and as such, its results are consolidated in the Company's financial statements. The Company also owns minority interests in the Romanian and Hungarian editions. Combined average circulation of the international editions is approximately 1.4 million copies monthly.

      Local publishing licensees tailor their international editions by mixing the work of their national writers and artists with editorial and pictorial material from the U.S. edition. The Company monitors the content of the international editions so that they retain the distinctive style, look and quality of the U.S. edition, while meeting the needs of their respective markets. The terms of the license agreements vary, but in general are for terms of three to five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are generally based on both circulation and advertising revenues. In fiscal year 2000, two editions, Brazil and Germany, accounted for approximately 60% of the total licensing revenues from international editions.

PLAYBOY ONLINE GROUP

      The Playboy Online Group is dedicated to the lifestyle and entertainment interests of young men around the world. It is uniquely positioned to capitalize on the Playboy brand to provide a compelling online entertainment experience. The group's online destinations combine Playboy's distinct attitude with extensive and original content, a large community of loyal users and a wealth of e-commerce offerings. The group's sites provide the Company with multiple revenue streams, including e-commerce, advertising and sponsorships, and fees for subscription services and pay-per-view events. The group will add several new revenue streams in fiscal year 2001, including online gaming, international sites and a Spice subscription business.

      The Playboy.com site offers original content focusing on areas of interest to its target audience, including love & sex, arts & entertainment, living in style, on campus, sports & games and playmates. The site also offers pay-per-view events such as lingerie fashion shows, Mardi Gras and parties at the Playboy Mansion. The Company also offers a members-only Playboy Cyber Club, which is a subscription-based site offering services such as VIP access to over 45,000 photos, every interview from Playboy magazine, individual home pages for Playboy Playmates, live Playmate chats, video clips and free access to some pay-per-view specials. As of December 31, 2000 and 1999, Playboy Cyber Club had approximately 67,000 and 40,000 subscribers, respectively.

      The group's e-commerce offerings include PlayboyStore.com, which is the primary destination for purchasing over 3,100 different Playboy-branded fashions, videos, jewelry and collectibles. The PlayboyStore.com Partners marketplace allows top-notch companies, such as Amazon.com and Trans World Entertainment Company, to sell products such as movies, CDs, books, software, games and consumer electronics to the very desirable Playboy.com demographic. CCMusic.com, an online version the Collectors' Choice Music catalog, offers approximately 250,000 selections in every musical genre, including exclusive releases and titles not found on any other site. The Company expects to effect a sale of its Collectors' Choice Music business in fiscal year 2001. CCVideo.com, an online version of the Critics' Choice Video catalog, was sold in October 2000 and is discussed in more detail below. The Company also operates an auction site located at Auctions.Playboy.com in order to capitalize on the market for Playboy collectibles.

      PlayboySportsBook.com, a partnership with Ladbroke eGaming Limited, will offer a full range of sports wagering, allowing international consumers to bet on U.S. and international sports. PlayboySportsBook.com will have safeguards to prevent betting from within the United States and other places where online sports wagering is illegal. The site will include highlights of daily sports wagering, event coverage, sports commentary, scores and statistics.

      Its first international joint venture, Playboy.de with Focus Digital AG, to launch a German version of its web site will have a local, dedicated editorial staff to develop original Playboy-style content, make use of content from the German edition of Playboy magazine and translate appropriate U.S.-originated Playboy.com content.

      A separately branded online adult entertainment site is located at SpiceTV.com. Capitalizing on the Company's acquisition of Spice, the site offers over 3,500 adult-oriented products in SpiceTVStore.com, including videos and DVDs, lingerie and sensual products. A subscription site, offering adult pictorials, video clips and other exclusive content, is scheduled to launch in fiscal year 2001.

      In January 2000, Playboy.com, Inc. ("Playboy.com"), a component of the Playboy Online Group, filed a registration statement for a sale of a minority of its equity in an Initial Public Offering ("IPO"). Due to market conditions, the registration statement was withdrawn in November 2000. The Company will consider reinitiating an IPO when market conditions allow.

CATALOG GROUP

      The Catalog Group operations have included the direct marketing of products through the Critics' Choice Video and Collectors' Choice Music catalogs. In October 2000, the Company completed the sale of its Critics' Choice Video catalog and related Internet site and fulfillment and customer service operations to Infinity Resources, Inc. ("Infinity"). Infinity is subleasing the approximately 105,000 square-foot facility and related equipment from the Company and is providing fulfillment and customer service for PlayboyStore.com, SpiceTV.com and the Collectors' Choice Music business. The Collectors' Choice Music catalog contains titles from all music genres on CDs and cassettes and is a leading music catalog of imports and hard-to-find reissues. The Company expects to effect a sale of its Collectors' Choice Music catalog and related Internet business in fiscal year 2001, at which time the Company's presence in the catalog business will end.

OTHER BUSINESSES GROUP

      The Other Businesses Group operations combine certain brand-related businesses, such as the licensing of consumer products carrying one or more of the Company's trademarks and artwork owned by the Company, the development of casino gaming opportunities and certain Company-wide marketing activities.

      The Company licenses the Playboy name, Rabbit Head Design and other trademarks and artwork owned by the Company for the worldwide manufacture, sale and distribution of a variety of consumer products. The group works with licensees to develop, market and distribute high-quality, Playboy branded merchandise. The group's licensed product lines include men's and women's apparel, lingerie, accessories, collectibles, cigars, watches, jewelry, fragrances, small leather goods, stationery, eyewear and home fashions. The group also licenses art-related products based on the Company's extensive collection of artwork, many of which were commissioned as illustrations for Playboy magazine and for other uses by the Company. Additionally, the Company owns all of the trademarks and service marks of Sarah Coventry, Inc., which it licenses. Products are marketed primarily through retail outlets, including department and specialty stores. While the Company's branded products are unique, the marketing of apparel, jewelry and cigars is an intensely competitive business that is extremely sensitive to economic conditions, shifts in consumer buying habits or fashion trends, as well as changes in the retail sales environment.

      The Company has reentered the casino gaming business to further leverage its brand image. The Company expects to conclude primarily licensing and management deals where it will receive fees for gaming-anchored establishments, and will have the option to earn or purchase equity. Early in fiscal year 2000, the Company signed a deal with Ladbroke Casinos Limited to open a Playboy casino and club in London. Since then, however, their land-based business has been sold and the buyer does not plan to expand its current operations in the near term.

      Company-wide marketing activities consist of the Playboy Jazz Festival and Playmate promotions. The Company has produced the Playboy Jazz Festival on an annual basis in Los Angeles at the Hollywood Bowl since June 1979. In conjunction with the Playboy Jazz Festival, the Company continued its community events program by sponsoring free concerts. Playmate promotions encompasses Playmates involvement in ad campaigns, brochures, celebrity endorsements, commercials, conventions, motion pictures, trade shows, television and videos for the Company and outside clients.

SEASONALITY

      The Company's businesses are generally not seasonal in nature. Revenues and operating results for the quarters ended December 31, however, are typically impacted by higher newsstand cover prices of holiday issues. These higher prices, coupled with typically higher sales of subscriptions of Playboy magazine during those quarters, also result in an increase in accounts receivable. E-commerce revenues and operating results are typically impacted by the year-end holiday buying season and decreased Internet traffic during the summer months.

PROMOTIONAL AND OTHER ACTIVITIES

      The Company believes that its sales of products and services are enhanced by the public recognition of Playboy as a lifestyle. In order to establish public recognition, the Company, among other activities, acquired in 1971 a mansion in Holmby Hills, California (the "Mansion"), where the Company's founder, Hugh M. Hefner, lives. The Mansion is used for various corporate activities, including serving as a valuable location for video production and magazine photography, online events, business meetings, enhancing the Company's image, charitable functions and a wide variety of promotional and marketing activities. The Mansion generates substantial publicity and recognition which increase public awareness of the Company and its products and services. As indicated in Part III. Item 13. "Certain Relationships and Related Transactions," Mr. Hefner pays rent to the Company for that portion of the Mansion used exclusively for his and his personal guests' residence as well as the value of meals and other benefits received by him and his personal guests. The Mansion is included in the Company's financial statements as of December 31, 2000 at a cost, including all improvements and after accumulated depreciation, of approximately $2.1 million. The operating expenses of the Mansion, including depreciation and taxes, net of rent received from Mr. Hefner, were approximately $3.2 million, $3.6 million and $3.6 million for fiscal years 2000, 1999 and 1998, respectively.

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

      The Company's trademarks are critical to the success and potential future growth of the Company's businesses. The Company actively defends its trademarks and copyrights throughout the world and monitors the marketplace for counterfeit products. Consequently, it initiates legal proceedings from time to time to prevent their unauthorized use.

EMPLOYEES

      At February 28, 2001, the Company employed 681 full-time employees compared to 792 at February 29, 2000. No employees are represented by collective bargaining agreements. The Company believes it maintains a satisfactory relationship with its employees.

Item 2. Properties

Location                              Approximate Size      Primary Use
--------                              ----------------      -----------
Office Space Leased:

   680 North Lake Shore Drive         130,000 sq. feet      This space serves as the Company's corporate headquarters, and
   Chicago, Illinois                                        is used by all of the Company's operating groups, primarily
                                                            Publishing and Playboy Online, and for executive and
                                                            administrative personnel.

   730 Fifth Avenue                   60,000 sq. feet       This space serves as the Company's Publishing and Playboy
   New York, New York                                       Online Groups' headquarters, and a limited amount of this
                                                            space is used by the Entertainment and Other Businesses
                                                            Groups, as well as executive and administrative personnel.

   9242 Beverly Boulevard             45,000 sq. feet       This space serves as the Company's Entertainment Group
   Beverly Hills, California                                headquarters, and a limited amount of this space is used by the Publishing Group, as well as executive and administrative personnel.

   5055 Wilshire Boulevard            20,000 sq. feet       This space is primarily used by the Company's Entertainment
   Los Angeles, California                                  Group for general business and film editing, and a limited amount of this space is used by the Playboy Online Group.

Operations Facilities Leased:

   Itasca, Illinois                   105,000 sq. feet      The Company began subleasing this warehouse facility to
                                                            Infinity in October 2000. This facility, under separate
                                                            agreements with Infinity, is used to provide direct- and
                                                            e-commerce order fulfillment, customer service and related activities for the Company's Playboy Online and Catalog
                                                            Groups, and storage for the entire Company. The facility was formerly used by the Company in the same capacities.

   Santa Monica, California           10,000 sq. feet       This space is used by the Company's Publishing Group as a
                                                            photography studio.

   Los Angeles, California            10,000 sq. feet       This space is used by the Company's Entertainment Group
                                                            as a motion picture production facility.

Mansion Owned:

   Holmby Hills, California           5 1/2 acres           The Mansion is used for various activities, including serving as a valuable location for video production, magazine
                                                            photography, online events, business meetings, enhancing the
                                                            Company's image, charitable functions and a wide variety of promotional and marketing activities.

      The Company considers its properties adequate for its present needs.

Item 3. Legal Proceedings

      The Company is from time to time a defendant in suits for defamation and violation of rights of privacy, many of which allege substantial or unspecified damages, which are vigorously defended by the Company. The Company is currently engaged in other litigation, most of which is generally incidental to the normal conduct of its business. Management believes that its reserves are adequate and that no such action will have a material adverse impact on the Company's financial condition. There can be no assurance, however, that the Company's ultimate liability will not exceed its reserves. See Note (R) Commitments and Contingencies of Notes to Consolidated Financial Statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

      The stock price information, as reported in the New York Stock Exchange Composite Listing, is set forth in Note (W) Quarterly Results of Operations (Unaudited) of Notes to Consolidated Financial Statements. The registrant's securities are traded on the exchanges listed on the cover page of this Form 10-K Annual Report. As of February 28, 2001, there were 7,428 and 8,411 holders of record of Class A and Class B common stock, respectively. There were no cash dividends declared during fiscal years 2000 and 1999. The Company's credit agreement prohibits the payment of cash dividends.

Item 6. Selected Financial and Operating Data (1)

                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
(in thousands)                                                          12/31/00         12/31/99          12/31/98
-------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                                               $   74,457        $  74,014        $   63,035
   International TV                                                       16,998           37,966            12,828
   Worldwide home video                                                    8,584           10,534            12,922
   Movies and other                                                          916            3,269             2,264
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                   100,955          125,783            91,049
-------------------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine
     Subscription                                                         49,808           51,035            53,012
     Newsstand                                                            22,288           22,863            22,424
     Advertising                                                          38,408           33,899            30,761
     Other                                                                    27               58               604
-------------------------------------------------------------------------------------------------------------------
   Total Playboy magazine                                                110,531          107,855           106,801
   Other domestic publishing                                              16,475           18,092            18,285
   International publishing                                               12,864           11,115            10,981
-------------------------------------------------------------------------------------------------------------------
   Total Publishing                                                      139,870          137,062           136,067
-------------------------------------------------------------------------------------------------------------------
Playboy Online                                                            25,291           16,104             7,098
-------------------------------------------------------------------------------------------------------------------
Catalog                                                                   32,360           60,335            74,393
-------------------------------------------------------------------------------------------------------------------
Other Businesses                                                           9,246            8,533             9,011
-------------------------------------------------------------------------------------------------------------------
Total net revenues                                                    $  307,722        $ 347,817        $  317,618
===================================================================================================================
Operating income (loss)
Entertainment
   Before programming expense                                         $   58,540        $  78,716        $   52,575
   Programming expense                                                   (33,253)         (34,341)          (26,410)
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                    25,287           44,375            26,165
-------------------------------------------------------------------------------------------------------------------
Publishing                                                                 6,881            5,977             6,672
-------------------------------------------------------------------------------------------------------------------
Playboy Online                                                           (25,199)          (9,066)           (6,528)
-------------------------------------------------------------------------------------------------------------------
Catalog                                                                       54              256             4,100
-------------------------------------------------------------------------------------------------------------------
Other Businesses                                                             887             (436)           (1,083)
-------------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                   (20,942)         (27,127)          (24,358)
-------------------------------------------------------------------------------------------------------------------
Total segment income (loss)                                              (13,032)          13,979             4,968
Restructuring expenses                                                    (3,908)          (1,091)               --
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                               $  (16,940)       $  12,888        $    4,968
===================================================================================================================

                                                      Fiscal Year   Fiscal Year   Fiscal Year  Six Months  Fiscal Year  Fiscal Year
(in thousands, except per share amounts,                    Ended         Ended         Ended       Ended        Ended        Ended
  number of employees and ad pages)                      12/31/00      12/31/99      12/31/98    12/31/97      6/30/97      6/30/96
-----------------------------------------------------------------------------------------------------------------------------------
Selected financial data
Net revenues                                            $ 307,722     $ 347,817     $ 317,618   $ 149,541    $ 296,623    $ 276,587
Interest expense, net                                      (7,629)       (6,179)       (1,424)       (239)        (354)        (592)
Income (loss) from continuing operations before
 cumulative effect of change in accounting principle      (47,626)       (5,568)        4,320       2,142       21,394        4,252
Net income (loss)                                         (47,626)       (5,335)        4,320       1,065       21,394        4,252

Basic income (loss) per common share
   Income (loss) from continuing operations before
    cumulative effect of change in accounting principle     (1.96)        (0.24)         0.21        0.10         1.05         0.21
   Net income (loss)                                        (1.96)        (0.23)         0.21        0.05         1.05         0.21
Diluted income (loss) per common share
   Income (loss) from continuing operations before
    cumulative effect of change in accounting principle     (1.96)        (0.24)         0.21        0.10         1.03         0.21
   Net income (loss)                                        (1.96)        (0.23)         0.21        0.05         1.03         0.21

EBITDA (2)                                                 23,875        58,722        39,267      17,255       41,519       35,321

Cash flows from operating activities                      (31,241)       15,761       (11,524)     (3,736)       1,539        4,716
Cash flows from investing activities                       (3,798)      (67,787)       (9,706)     (1,991)      (2,450)      (4,168)
Cash flows from financing activities                    $  14,045     $  75,213     $  20,624   $   5,371    $    (224)   $     419
-----------------------------------------------------------------------------------------------------------------------------------
At period end
Total assets                                            $ 388,488     $ 429,402     $ 212,107   $ 185,947    $ 175,542    $ 150,869
Long-term financing obligations                         $  94,328     $  75,000     $      --   $      --    $      --    $     347
Shareholders' equity                                    $ 114,185     $ 161,281     $  84,202   $  78,683    $  76,133    $  52,283
Long-term financing obligations as a
 percentage of total capitalization                            45%           32%           --%         --%          --%           1%
Number of common shares outstanding
   Class A voting                                           4,859         4,859         4,749       4,749        4,749        4,749
   Class B nonvoting                                       19,407        19,288        15,868      15,775       15,636       15,437
Number of full-time employees                                 686           780           758         684          666          621
-----------------------------------------------------------------------------------------------------------------------------------
Selected operating data
Playboy magazine ad pages                                     674           640           601         273          558          569
Cash investments in Company-produced and
 licensed entertainment programming                     $  33,061     $  35,262     $  25,902   $  14,359    $  30,747    $  25,549
Amortization of investments in Company-produced
 and licensed entertainment programming                 $  33,253     $  34,341     $  26,410   $  11,153    $  21,355    $  21,263
Domestic Playboy TV households (at period end)
   Cable analog addressable (3)                            11,000        11,700        11,700      11,600       11,200       11,300
   Cable digital (3)                                        3,200         1,300           200          --           --           --
   Satellite direct-to-home                                15,400        12,400         9,800       6,800        6,300        4,900
Domestic Spice households (at period end) (4)
   Cable analog addressable (3)                            12,000        13,600            --          --           --           --
   Cable digital (3)                                        4,500         2,800            --          --           --           --
-----------------------------------------------------------------------------------------------------------------------------------

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

(2) EBITDA represents earnings from continuing operations before interest expense, income taxes, cumulative effect of change in accounting principle, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees primarily related to the Spice acquisition, expenses related to the vesting of restricted stock awards and equity in operations of PTVI and other. EBITDA should not be considered an alternative to any measure of performance or liquidity under generally accepted accounting principles ("GAAP"). Similarly, it should not be inferred that EBITDA is more meaningful than any of those measures.

(3) There is an overlap of cable analog addressable and digital households due to some cable operators offering both analog and digital platforms to the same households.

(4)   The Company acquired Spice on March 15, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Beginning with the quarter ended March 31, 2000, certain brand-related businesses were combined and are now reported as the Other Businesses Group. This group includes product marketing and casino gaming, which were previously reported as separate groups, and certain Company-wide marketing activities, consisting of Playboy Jazz Festival and Playmate promotions, which were previously reported in Corporate Administration and Promotion results.

      Several of the Company's businesses can experience variations in quarterly performance. As a result, the Company's performance in any quarter is not necessarily reflective of full-year or longer-term trends. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on product introductions by advertising customers, changes in advertising buying patterns and economic conditions. E-commerce revenues are typically impacted by the year-end holiday buying season and decreased Internet traffic during the summer months. Additionally, international TV revenues vary due to the timing of recognizing library license fees from PTVI.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999

The following is a summary of the results of operations of the Company for the periods indicated below (in millions):

                                                                                          Fiscal Year   Fiscal Year
                                                                                                Ended         Ended
                                                                                             12/31/00      12/31/99
-------------------------------------------------------------------------------------------------------------------
Net revenues                                                                                   $307.7       $ 347.8
===================================================================================================================

Segment income (loss)                                                                          $(13.0)      $  14.0
Restructuring expenses                                                                           (3.9)         (1.1)
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                                        $(16.9)      $  12.9
===================================================================================================================

Net loss                                                                                       $(47.6)      $  (5.3)
===================================================================================================================

Basic and diluted net loss per common share                                                    $(1.96)      $ (0.23)
===================================================================================================================

      The Company's revenues for fiscal year 2000 decreased 12% compared to the prior year primarily due to a $30.0 million up-front payment in fiscal year 1999 from PTVI to the Entertainment Group toward the $100.0 million purchase principally related to the international TV rights to the Company's film library, compared to $7.5 million in fiscal year 2000. The comparison also reflects the expected decrease of Catalog Group revenues, a business the Company is exiting. The Critics' Choice Video catalog and Internet business were sold on October 2, 2000, and the Company is pursuing a sale of the Collectors' Choice Music business, its last remaining catalog asset.

      The Company reported an operating loss of $16.9 million in fiscal year 2000 compared to operating income of $12.9 million in fiscal year 1999, primarily due to the timing and amount of PTVI payments discussed above combined with higher planned investments in the Playboy Online Group, partially offset by lower Corporate Administration and Promotion expenses. The current year also included a $3.9 million restructuring charge compared to $1.1 million in the prior year.

      The higher net loss for fiscal year 2000 reflects $12.5 million lower PTVI nonoperating expense, including the Company's 19.9% equity in PTVI, the elimination of unrealized profits of certain transactions between the Company and PTVI and gains related to the transfer of certain assets to PTVI. The prior year also included the accounting effects of the formation of the PTVI joint venture.

      The net loss for the current year also included a $2.9 million loss related to the sale of Critics' Choice Video and a $1.6 million charge incurred in connection with the Playboy.com registration statement that was subsequently withdrawn. In addition, the prior year included a $1.7 million gain from the sale of the Company's equity in The Playboy Casino at Hotel des Roses (the "Rhodes Casino") in Greece. Additionally, the net loss for fiscal year 2000 included noncash federal income tax expense of $24.1 million related to the Company's decision to increase the valuation allowance for its deferred tax assets.

ENTERTAINMENT GROUP

      For fiscal year 2000, Entertainment Group revenues were $101.0 million, a decrease of $24.8 million, or 20%, compared to the prior year primarily due to the $30.0 million PTVI payment in fiscal year 1999 primarily for library license fees. Segment income decreased $19.1 million, or 43%, also primarily due to the higher fiscal year 1999 PTVI payment.

      The following discussion focuses on the profit contribution of each business before programming expense.

Domestic TV Networks

      For fiscal year 2000, revenues were $74.5 million from domestic TV networks, an increase of $0.4 million, or 1%, and profit contribution increased $0.5 million, primarily due to the Spice acquisition. Also contributing were higher sales of programming to other networks and higher Playboy TV cable pay-per-view revenues, primarily due to higher retail rates. These increases were mostly offset by lower Playboy TV DTH revenues, principally due to a significant decline in PrimeStar subscribers as a result of DirecTV's acquisition of PrimeStar in fiscal year 1999. PrimeStar service was discontinued as of September 30, 2000. The Company has recently experienced an overall decline in buys as a result of increasing adult programming carried by cable and DTH operators, which could impact future revenues. The Company is currently evaluating strategies to mitigate the increased competition, including the expected launch of its own Spice Platinum networks.

The following is the approximate number of the Company's households for the periods indicated below (in millions):

                                                       Dec. 31,   Dec. 31,
                                                           2000       1999
--------------------------------------------------------------------------
Cable (1):
    Playboy TV analog addressable                          11.0       11.7
    Playboy TV digital                                      3.2        1.3
    Spice analog addressable                               12.0       13.6
    Spice digital                                           4.5        2.8

DTH:
    Playboy TV                                             15.4       12.4
--------------------------------------------------------------------------

(1) There is an overlap of cable analog addressable and digital households due to some cable operators offering both analog and digital platforms to the same households.

International TV

      In fiscal year 2000, international TV business profit contribution decreased $19.4 million on a $21.0 million, or 55%, decrease in revenues primarily due to the $30.0 million PTVI payment in fiscal year 1999 primarily for library license fees.

Worldwide Home Video

      In fiscal year 2000, revenues from the worldwide home video business decreased $2.0 million, or 19%, while profit contribution decreased $1.4 million largely due to softness in the domestic business.

Movies and Other

      Profit contribution from movies and other businesses in the current year decreased $2.1 million on a $2.4 million, or 72%, decrease in revenues primarily due to lower sales of previously released movies combined with the lower library license fees from PTVI.

      The Entertainment Group's administrative expenses decreased $2.1 million in the current year primarily due to lower performance-related variable compensation expense.

Programming Expense

      Programming expense decreased $1.1 million in the current year primarily due to the lower library license fees from PTVI and the lower sales of movies. Higher amortization for domestic TV networks primarily offset the decrease.

PUBLISHING GROUP

      For fiscal year 2000, Publishing Group revenues were $139.9 million, an increase of $2.8 million, or 2%, compared to the prior year.

      Playboy magazine revenues increased $2.7 million, or 2%, for fiscal year 2000 compared to the prior year. Advertising revenues increased $4.5 million, or 13%, due to both higher average net revenue per page and more ad pages. Advertising sales for the fiscal year 2001 first quarter magazine issues are closed and the Company expects to report 5% lower ad revenues and 12% fewer ad pages compared to the quarter ended March 31, 2000. Circulation revenues were $1.8 million, or 2%, lower as a result of $1.2 million, or 2%, lower subscription revenues and $0.6 million, or 3%, lower newsstand revenues.

      Revenues from other domestic publishing businesses decreased $1.6 million, or 9%, for fiscal year 2000 compared to the prior year. This decline largely reflected lower sales of special editions primarily as a result of increased competition for shelf space, entry into retail stores and erotica on the Internet.

      International publishing revenues increased $1.7 million, or 16%, for fiscal year 2000 primarily due to higher revenues from the Company's majority-owned Polish publishing joint venture.

      For fiscal year 2000, the Publishing Group's segment income increased $0.9 million, or 15%, compared to the prior year primarily due to the higher Playboy magazine advertising revenues, lower manufacturing costs related to a reduction in print runs and lower legal, performance-related variable compensation and ancillary businesses expenses. Partially offsetting the above was lower Playboy magazine subscription profitability combined with higher editorial costs and the lower special editions and Playboy magazine newsstand revenues.

PLAYBOY ONLINE GROUP

      For fiscal year 2000, Playboy Online Group revenues were $25.3 million, an increase of $9.2 million, or 57%, compared to the prior year, due to higher e-commerce and subscription revenues. Contributing significantly to the higher e-commerce revenues was the integration of the Playboy and Spice direct commerce businesses with e-commerce effective October 1, 1999. Higher Playboy e-commerce revenues were offset by a decline in e-commerce revenues from Spice.

      For fiscal year 2000, the Playboy Online Group reported a segment loss of $25.2 million compared to $9.1 million in the prior year. This reflected planned higher expenses, principally related to sales and marketing, administration and content and product development. The higher administration expenses were due in part to arms-length trademark, content and administrative fees to the parent company from Playboy.com.

      In January 2000, Playboy.com, a component of the Playboy Online Group, filed a registration statement for a sale of a minority of its equity in an IPO. Due to market conditions, the registration statement was withdrawn in November 2000. Deferred costs of $1.6 million were written off in fiscal year 2000 as nonoperating expense. The Company will consider reinitiating an IPO when market conditions allow.

CATALOG GROUP

      For fiscal year 2000, revenues decreased $28.0 million, or 46%, to $32.4 million compared to the prior year largely as the result of management's decision to divest this business. On October 2, 2000, the Company completed the sale of its Critics' Choice Video business and fulfillment and customer service operations to Infinity. Infinity is subleasing the facility and related equipment from the Company and is providing fulfillment and customer service for PlayboyStore.com, SpiceTV.com and the Collectors' Choice Music business. Additionally, the lower revenues reflected planned lower circulation for the Critics' Choice Video catalog, prior to its sale. The comparison also reflected the absence of fiscal year 2000 revenues related to the Playboy and Spice catalogs. The Playboy and Spice catalogs were integrated as direct commerce businesses within the Company's Playboy Online branded e-commerce business effective October 1, 1999. These lower revenues, mostly offset by lower related costs, resulted in segment income of $0.1 million for fiscal year 2000 compared to $0.3 million in the prior year.

      The Company expects to effect a sale of its Collectors' Choice Music catalog and related Internet business in fiscal year 2001, at which time the Company's presence in the catalog business will end.

OTHER BUSINESSES GROUP

      For fiscal year 2000, segment performance from the Other Businesses Group increased $1.3 million on a $0.7 million, or 8%, increase in revenues primarily due to the strength of the Company's licensed branded products business, combined with lower expenses primarily due to a reorganization last year.

CORPORATE ADMINISTRATION AND PROMOTION

      For fiscal year 2000, Corporate Administration and Promotion expenses were $20.9 million, $6.2 million, or 23%, lower than the prior year, primarily reflecting planned lower marketing spending and a reduction of expenses related to the arms-length trademark, content and administrative fees to the parent company from Playboy.com.

RESTRUCTURING EXPENSES

      In fiscal year 1999, the Company began a cost reduction effort that led to a work force reduction of 49 employees, or approximately 6%, through Company-wide layoffs and attrition. A total of 26 employees were terminated (including eight in the first quarter of fiscal year 2000) resulting in total restructuring charges of $1.3 million, of which $0.2 million was recorded in the first quarter of fiscal year 2000. This amount also included a $0.1 million favorable adjustment to the previous estimate recorded in the fourth quarter of fiscal year 2000. Additionally, 23 positions were eliminated through attrition. All charges related to this restructuring were recorded and paid by December 31, 2000.

      In the fourth quarter of fiscal year 2000, realignment of senior management coupled with staff reductions led to an additional restructuring charge of $3.7 million. As of December 31, 2000, all of the 19 employees, who represented approximately 3% of the work force, were notified of their termination. A total of $0.5 million related to this restructuring was paid by December 31, 2000, resulting in a remaining liability of $3.2 million, most of which will be paid in fiscal year 2001.

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

The following is a summary of the results of operations of the Company for the periods indicated below (in millions):

                                                                                          Fiscal Year   Fiscal Year
                                                                                                Ended         Ended
                                                                                             12/31/99      12/31/98
-------------------------------------------------------------------------------------------------------------------
Net revenues                                                                                   $347.8       $ 317.6
===================================================================================================================

Segment income                                                                                 $ 14.0       $   5.0
Restructuring expenses                                                                           (1.1)           --
-------------------------------------------------------------------------------------------------------------------
Operating income                                                                               $ 12.9       $   5.0
===================================================================================================================

Net income (loss)                                                                              $ (5.3)      $   4.3
===================================================================================================================

Basic and diluted net income (loss) per common share                                           $(0.23)      $  0.21
===================================================================================================================

      The Company's revenues for fiscal year 1999 increased 10% compared to the prior year primarily due to higher revenues from the Entertainment Group, principally due to the $30.0 million PTVI payment primarily for library license fees. Also contributing to the increase were higher revenues from the Playboy Online Group, partially offset by lower Catalog Group revenues. The Playboy Online and Catalog Group variances resulted in part from the previously mentioned reconfiguration of the e-commerce business.

      The increase in operating income of $7.9 million in fiscal year 1999 was primarily due to the Entertainment Group, principally due to the PTVI-related revenues. Lower segment income from the Catalog Group plus higher investments in Playboy Online and Corporate Administration and Promotion, partially offset the above. Fiscal year 1999 also included a $1.1 million restructuring charge.

      The net loss for fiscal year 1999 included higher interest expense, primarily due to increased debt resulting from the acquisition of Spice, and a $12.7 million nonoperating charge related to PTVI. Fiscal year 1999 also included the $1.7 million gain from the sale of the Company's interest in the Rhodes Casino, while the prior year included a $4.3 million gain on the sale of the Company's interest in duPont Publishing, Inc. ("duPont").

ENTERTAINMENT GROUP

      For fiscal year 1999, Entertainment Group revenues of $125.8 million increased $34.8 million, or 38%, compared to the prior year primarily due to international TV revenues related to PTVI. Also contributing to the increase were higher revenues from domestic TV networks, principally attributable to the acquisition of Spice. Segment income increased $18.2 million primarily due to the higher revenues, which were partially offset by higher related costs.

      The following discussion focuses on the profit contribution of each business before programming expense.

Domestic TV Networks

      For fiscal year 1999, revenues of $74.0 million from domestic TV networks increased $11.0 million, or 17%, and profit contribution increased $3.2 million. These increases were primarily due to the Spice acquisition, partially offset by lower sales of programming to other networks and lower Playboy TV DTH revenues, principally as a result of DirecTV's acquisition of PrimeStar in fiscal year 1999. Higher revenues from the growth in digital cable households also contributed to the revenue increase.

The following is the approximate number of the Company's households for the periods indicated below (in millions):

                                                        Dec. 31,   Dec. 31,
                                                            1999       1998
---------------------------------------------------------------------------
Cable (1):
    Playboy TV analog addressable                           11.7       11.7
    Playboy TV digital                                       1.3        0.2
    Spice analog addressable                                13.6         --
    Spice digital                                            2.8         --

DTH:
    Playboy TV                                              12.4        9.8
---------------------------------------------------------------------------

(1) There is an overlap of cable analog addressable and digital households due to some cable operators offering both analog and digital platforms to the same households.

      By June 1999, the majority of AdulTVision households had been merged into the Spice networks.

International TV

      Profit contribution from the international TV business in fiscal year 1999 increased $26.4 million on a $25.1 million increase in revenues primarily due to the first year of revenues related to PTVI.

Worldwide Home Video

      Fiscal year 1999 revenues from the worldwide home video business decreased $2.4 million, or 18%, and profit contribution decreased $2.1 million largely due to softness in the domestic business.

Movies and Other

      Fiscal year 1999 profit contribution from movies and other businesses increased $1.0 million on a $1.1 million increase in revenues, primarily due to library license fees from PTVI.

      The Entertainment Group's administrative expenses increased $2.4 million in fiscal year 1999 primarily due to higher performance-related variable compensation expense and staff needed to support the group's growth.

Programming Expense

      Programming expense increased $7.9 million for fiscal year 1999 primarily as a result of the programming licensed to PTVI. Higher amortization related to regular programming on the domestic Playboy TV network and programming amortization in fiscal year 1999 related to the Spice networks also contributed to the increase.

PUBLISHING GROUP

      Publishing Group revenues were $137.1 million for fiscal year 1999, a 1% increase over revenues of $136.1 million for fiscal year 1998.

      Playboy magazine revenues increased $1.1 million, or 1%, for fiscal year 1999 compared to the prior year. Advertising revenues increased $3.1 million, or 10%, due to increases in both ad pages and average net revenue per page. Partially offsetting was a $1.5 million, or 2%, decrease in circulation revenues primarily due to a $2.0 million, or 4%, decrease in subscription revenues, partially offset by a $0.5 million, or 2%, increase in newsstand revenues.

      Revenues from other domestic publishing businesses decreased $0.2 million, or 1%, for fiscal year 1999 compared to the prior year. The decrease was primarily due to fewer special editions copies sold, despite an additional issue in fiscal year 1999, principally as a result of increased competition, primarily from the Internet. Partially offsetting the above were higher ancillary businesses revenues.

      International publishing revenues increased $0.1 million, or 1%, for fiscal year 1999 compared to the prior year. The increase was primarily due to higher revenues from the Polish edition of Playboy magazine, mostly offset by lower royalties from the Brazilian edition, principally due to economic weakness in that country.

      For fiscal year 1999, the Publishing Group's segment income declined $0.6 million, or 10%. This decrease was primarily due to higher overhead, due in part to higher performance-related variable compensation expense, editorial, partially related to the higher newsstand revenues, and ancillary businesses expenses combined with the lower special editions revenues and international publishing royalties. Partially offsetting the above were the higher Playboy magazine advertising revenues, lower paper prices and lower manufacturing costs related to a reduction in print runs.

PLAYBOY ONLINE GROUP

      For fiscal year 1999, Playboy Online Group revenues of $16.1 million increased $9.0 million, or 127%, compared to the prior year. This increase was from all revenue streams: e-commerce, advertising and sponsorships, and subscription. Significantly higher e-commerce revenues were due in part to the previously mentioned integration of the Playboy and Spice catalog businesses to e-commerce.

      For fiscal year 1999, the Playboy Online Group reported a segment loss of $9.1 million compared to $6.5 million in the prior year, reflecting higher planned investments related to the group's continued growth and development.

CATALOG GROUP

      For fiscal year 1999, Catalog Group revenues of $60.3 million decreased $14.1 million, or 19%, compared to the prior year. This decrease reflected a decline in revenues for all of the Company's catalogs, primarily due to lower circulation and response rates, except for the Spice catalog, which was launched during the summer of 1998. The decrease also reflected the absence of fiscal year 1999 fourth quarter revenues related to the Playboy and Spice catalogs due to their previously mentioned integration as direct commerce businesses. These lower net revenues, largely offset by lower related costs, resulted in segment income of $0.3 million for fiscal year 1999 compared to $4.1 million in the prior year.

OTHER BUSINESSES GROUP

      For fiscal year 1999, Other Businesses Group revenues of $8.5 million decreased $0.5 million, or 5%, compared to the prior year. The group reported a segment loss of $0.4 million compared to $1.1 million in the prior year.

CORPORATE ADMINISTRATION AND PROMOTION

      For fiscal year 1999, Corporate Administration and Promotion expenses were $27.1 million. This reflects a $2.8 million, or 11%, increase largely due to higher marketing expenses.

RESTRUCTURING EXPENSES

      As previously mentioned, in fiscal year 1999 the Company began a cost reduction effort that led to a work force reduction. As of December 31, 1999, 18 employees were terminated, resulting in a fourth quarter restructuring charge of $1.1 million related to severance.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2000, the Company had $2.5 million in cash and cash equivalents and $103.3 million in financing obligations compared to $23.5 million in cash and cash equivalents and $90.0 million in financing obligations at December 31, 1999. Historically, the Company has financed its working capital and capital expenditure requirements primarily from cash generated from operations, short- and long-term borrowings and sales of equity. The Company's current liquidity requirements are being provided by a $110.0 million credit facility, which is comprised of $75.0 million of term loans and a $35.0 million revolving credit facility. Outstanding balances under the credit facility bear interest at rates equal to specified index rates plus margins that fluctuate based on the Company's leverage ratio. The term loans consist of two tranches, which amortize quarterly beginning on March 31, 2001. Tranche A and Tranche B currently bear interest at a 3.50% and 4.00% margin, respectively, over LIBOR and mature on March 15, 2004 and March 15, 2006, respectively. The revolving credit facility expires on March 15, 2004. At December 31, 2000, $18.3 million was outstanding under the revolving facility. The Company's obligations under the credit facility are guaranteed by its subsidiaries (excluding Playboy.com) and are secured by substantially all of its assets (excluding Playboy.com and its assets).

      The credit agreement contains financial covenants requiring the Company to maintain certain leverage, interest coverage and fixed charge coverage ratios. Other covenants include limitations on other indebtedness, investments, capital expenditures and dividends. The credit agreement also requires mandatory prepayments with net cash proceeds resulting from excess cash flow, asset sales and the issuance of certain debt obligations or equity securities, with certain exceptions as described in the agreement. On March 28, 2001, the Company received a preemptive waiver of the March 31, 2001 financial covenants which will enable the Company to remain in compliance with the credit agreement. The waiver will be effective through April 30, 2001. The waiver permits the Company to continue to make ordinary course borrowings under the facility. The Company is currently in discussions with its lenders to amend the financial covenants and other terms of the credit agreement. The Company was in compliance with all financial covenants at December 31, 2000.

      The Company's credit agreement also contains a maximum funding limitation by the Company to Playboy.com of $17.5 million, which was met in September 2000. In September 2000, Hugh M. Hefner made a $5.0 million loan to Playboy.com. The loan bears interest at a rate of 10.50%, with principal and accumulated interest due in September 2002. During November 2000, the registration statement for the Playboy.com IPO was withdrawn due to market conditions. The Company will consider reinitiating an IPO when market conditions allow. Upon completion of an IPO, all amounts above $10.0 million advanced to Playboy.com after January 1, 2000 shall be repaid from Playboy.com to the Company. In December 2000, a second loan from Mr. Hefner was made to Playboy.com in the amount of $5.0 million. The loan accumulates interest at a rate of 12.00% and was initially due in February 2001. In connection with obtaining third-party financing for Playboy.com, Mr. Hefner agreed to amend the note to extend the maturity date to September 2002. In the event that the amount raised in the Playboy.com financing exceeds specified thresholds, the maturity of the note will be accelerated to the later of receipt of those proceeds, or May 2001. The Company is seeking financing from outside investors to fund Playboy.com's operations, whose investments may be made as part of the establishment of strategic business alliances.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used for operating activities was $31.2 million for fiscal year 2000, which reflected $33.1 million of investments in Company-produced and licensed entertainment programming.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $3.8 million for fiscal year 2000, principally due to $5.2 million of additions to property and equipment. The Company also entered into leases of furniture and equipment totaling $1.8 million, principally related to new information technology-related equipment. The Company invested $2.2 million related to its equity interests. Additionally, it acquired Rouze Media, Inc. ("Rouze"), an Internet site that now operates as a section of Playboy.com, which resulted in cash paid of $1.2 million in the current year. Partially offsetting the above was $5.4 million of proceeds from asset sales, primarily related to the sale of the Critics' Choice Video business.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities was $14.0 million for fiscal year 2000. This increase was principally due to the $18.3 million in borrowings from the Company's revolving credit facility and the $10.0 million in loans from Hugh M. Hefner, partially offset by the $15.0 million repayment of term loan financing obligations in the current year.

INCOME TAXES

      At December 31, 2000, the Company evaluated its net operating loss carryforwards ("NOLs") and other deferred tax assets and liabilities in relation to the Company's recent earnings history. As a result of this review, the Company decided to adopt a more conservative approach by increasing the valuation allowance, which resulted in noncash federal income tax expense of $24.1 million. After consideration of the increase in the balance of the valuation allowance, the Company was in a net deferred tax liability position which consisted of $4.7 million of noncurrent deferred tax liabilities. At December 31, 2000, the Company had NOLs of $47.5 million for tax purposes expiring from 2004 through 2020.

OTHER

      In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("Statement 138"), which amends Statement 133 to ease implementation difficulties. Statement 133, which the Company adopted as of January 1, 2001, requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. It further provides criteria for derivatives to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivatives. Upon adoption, the Company is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income (loss) or other comprehensive income (loss), as appropriate. Adoption of these new accounting standards resulted in a $0.1 million cumulative effect of change in accounting principle which is being recorded as other comprehensive income in the first quarter of fiscal year 2001. The adoption also impacts assets and liabilities recorded on the balance sheet.

      In June 2000, the FASB issued Statement of Financial Accounting Standards No. 139, Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89, and 121 ("Statement 139"). Statement 139 rescinds FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films ("Statement 53"). In June 2000, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 00-2, Accounting by Producers or Distributors of Films ("SOP 00-2"), which provides new film accounting and reporting standards. An entity that is a producer or distributor of films and that previously applied Statement 53 will be required to follow the guidance in SOP 00-2. The Company will adopt Statement 139 and SOP 00-2 during the first quarter of fiscal year 2001 and expects to record a charge of approximately $4.2 million as a cumulative effect of change in accounting principle in net income (loss).

FORWARD-LOOKING STATEMENTS

      This Form 10-K Annual Report contains "forward-looking statements," including statements in MD&A, as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (1) foreign, national, state and local government regulation, actions or initiatives, including (a) attempts to limit or otherwise regulate the sale, distribution or transmission of adult-oriented materials, including print, video and online materials, (b) changes in or increased regulation of gaming businesses and the impact of federal and state laws on gaming businesses generally, (c) limitations on the advertisement of tobacco, alcohol and other products which are important sources of advertising revenue, or (d) substantive changes in postal regulations or rates which could increase the Company's postage and distribution costs; (2) increases in paper or printing costs; (3) changes in distribution technology and/or unforeseen delays in the implementation of that technology by the cable and DTH industries, which might affect the Company's plans and assumptions regarding carriage of its program services; (4) increased competition for transponders and channel space and any decline in the Company's access to, and acceptance by, cable and DTH systems or any deterioration in the terms of fee arrangements with operators of these systems; (5) increased competition for advertisers from other publications, media or online providers or any decrease in spending by advertisers, either generally or with respect to the adult male market; (6) effects of the national consolidation of the single-copy magazine distribution system; (7) marketing issues facing direct marketing stamp sheet agents; (8) increasing competition in the cable, DTH and Internet markets; (9) changes in consumer purchasing habits, viewing patterns or fashion trends or changes in the retail sales environment which could reduce demand for the Company's products and advertising spending; (10) uncertainty of market acceptance of the Internet as a medium for information and entertainment, including online gaming, e-commerce, advertising and subscription; (11) the Company's ability to obtain adequate third-party financing, including equity investments, to fund the Company's online business, and the timing and terms of such financing; (12) reliance on third parties for technology and distribution for the online business; (13) the Company's ability to obtain licenses and approvals under applicable jurisdictional gaming laws and regulations; (14) risks associated with foreign operations, including market acceptance and demand for the Company's products and the products of its licensees, the Company's ability to protect its trademarks and other intellectual property and the Company's ability to manage the risk associated with its exposure to foreign currency exchange rate fluctuations; (15) changes in interest rates; (16) general economic conditions which can negatively impact advertising and consumer spending habits; and (17) attempts by consumers or citizens groups to exclude the Company's programming from local pay television distribution.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to certain market risks, including changes in interest rates and foreign currency exchange rates. In order to manage the risk associated with its exposure to such fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to the Company's policies and procedures. The Company does not use financial instruments for trading purposes.

      The Company prepared sensitivity analyses to determine the impact of a hypothetical one percentage point increase in interest rates. Based on its sensitivity analyses at December 31, 2000 and 1999, such a change in interest rates would affect the Company's annual consolidated operating results, financial position and cash flows by approximately $0.9 million for both fiscal years. As of December 31, 2000 and 1999, the Company had an interest rate swap agreement in place to effectively convert $45.0 million of its floating rate debt to fixed rate debt, thereby significantly reducing its risk related to interest rate fluctuations.

      The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the foreign currencies of the countries to which it has exposure, primarily Japan and Germany. Based on its sensitivity analyses at December 31, 2000 and 1999, such a change in foreign currency exchange rates would affect the Company's annual consolidated operating results, financial position and cash flows by approximately $0.2 million for both fiscal years. The Company uses foreign currency forward contracts to manage the risk associated with its exposure to foreign currency exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of the registrant and supplementary data are set forth in this Form 10-K Annual Report as follows:

                                                                           Page
                                                                           ----

      Consolidated Statements of Operations and Comprehensive Income
      (Loss) - Fiscal Years Ended December 31, 2000, 1999 and 1998          26

      Consolidated Balance Sheets - December 31, 2000 and 1999              27

      Consolidated Statements of Shareholders' Equity -
      Fiscal Years Ended December 31, 2000, 1999 and 1998                   28

      Consolidated Statements of Cash Flows - Fiscal Years
      Ended December 31, 2000, 1999 and 1998                                29

      Notes to Consolidated Financial Statements                            30

      Report of Independent Auditors                                        47

      Report of Independent Accountants                                     48

      Report of Management                                                  49

      The supplementary data regarding quarterly results of operations are set forth in Note (W) Quarterly Results of Operations (Unaudited) of Notes to Consolidated Financial Statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

                                                                Fiscal Year     Fiscal Year     Fiscal Year
                                                                      Ended           Ended           Ended
(in thousands, except per share amounts)                           12/31/00        12/31/99        12/31/98
-----------------------------------------------------------------------------------------------------------
Net revenues                                                      $ 307,722       $ 347,817       $ 317,618
-----------------------------------------------------------------------------------------------------------
Costs and expenses
    Cost of sales                                                  (265,369)       (277,448)       (269,478)
    Selling and administrative expenses                             (55,385)        (56,390)        (43,172)
    Restructuring expenses                                           (3,908)         (1,091)             --
-----------------------------------------------------------------------------------------------------------
       Total costs and expenses                                    (324,662)       (334,929)       (312,650)
-----------------------------------------------------------------------------------------------------------
Operating income (loss)                                             (16,940)         12,888           4,968
-----------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
    Investment income                                                 1,519           1,798             127
    Interest expense                                                 (9,148)         (7,977)         (1,551)
    Equity in operations of PTVI and other                             (375)        (13,871)           (378)
    Gain (loss) on disposals                                         (2,924)          1,728           4,272
    Playboy.com registration statement expenses                      (1,582)             --              --
    Legal settlement                                                   (622)             --              --
    Other, net                                                       (1,327)           (996)           (413)
-----------------------------------------------------------------------------------------------------------
       Total nonoperating income (expense)                          (14,459)        (19,318)          2,057
-----------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes        (31,399)         (6,430)          7,025
Income tax benefit (expense)                                        (16,227)            862          (2,705)
-----------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                            (47,626)         (5,568)          4,320
Gain on disposal of discontinued operations (net of tax)                 --             233              --
-----------------------------------------------------------------------------------------------------------
Net income (loss)                                                   (47,626)         (5,335)          4,320
-----------------------------------------------------------------------------------------------------------

Other comprehensive income (loss) (net of tax)
    Foreign currency translation adjustment                             (19)            (90)             (4)
    Unrealized gain (loss) on marketable securities                    (346)            252             (21)
-----------------------------------------------------------------------------------------------------------
       Total other comprehensive income (loss)                         (365)            162             (25)
-----------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                       $ (47,991)      $  (5,173)      $   4,295
===========================================================================================================

Weighted average number of
 common shares outstanding
Basic                                                                24,240          22,872          20,548
===========================================================================================================
Diluted                                                              24,240          22,872          21,036
===========================================================================================================

Basic and diluted EPS
Income (loss)
    From continuing operations                                    $   (1.96)      $   (0.24)      $    0.21
    From discontinued operations (net of tax)                            --            0.01              --
-----------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $   (1.96)      $   (0.23)      $    0.21
===========================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                           Dec. 31,        Dec. 31,
(in thousands, except share data)                                              2000            1999
---------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                 $   2,534       $  23,528
Marketable securities                                                         3,443           3,064
Receivables, net of allowance for doubtful accounts of
   $5,994 and $5,738, respectively                                           45,075          40,670
Receivables from related parties, net of allowance for doubtful
   accounts of $0 and $2,232, respectively                                    7,575          14,225
Inventories, net                                                             20,700          23,831
Programming costs                                                            51,939          52,546
Deferred subscription acquisition costs                                      12,514          13,579
Other current assets                                                         11,554          17,367
---------------------------------------------------------------------------------------------------
     Total current assets                                                   155,334         188,810
---------------------------------------------------------------------------------------------------
Receivables from related parties                                             57,500          62,500
Property and equipment, net                                                  10,689           9,415
Programming costs                                                             3,515           3,100
Goodwill, net of amortization of $4,761 and $2,490, respectively             87,260          89,539
Trademarks, net of amortization of $14,701 and $11,819, respectively         52,585          48,387
Net deferred tax assets                                                          --           5,390
Other noncurrent assets                                                      21,605          22,261
---------------------------------------------------------------------------------------------------
Total assets                                                              $ 388,488       $ 429,402
===================================================================================================

Liabilities
Financing obligations                                                     $   3,922       $  15,000
Financing obligations to related parties                                      5,000              --
Accounts payable                                                             25,295          31,868
Accounts payable to related parties                                             718           2,690
Accrued salaries, wages and employee benefits                                 8,915           8,839
Deferred revenues                                                            41,898          42,354
Deferred revenues from related parties                                        4,397           6,525
Other liabilities and accrued expenses                                       16,861          12,395
---------------------------------------------------------------------------------------------------
     Total current liabilities                                              107,006         119,671
---------------------------------------------------------------------------------------------------
Financing obligations                                                        89,328          75,000
Financing obligations to related parties                                      5,000              --
Deferred revenues from related parties                                       50,875          55,225
Net deferred tax liabilities                                                  4,679              --
Other noncurrent liabilities                                                 17,415          18,225
---------------------------------------------------------------------------------------------------
     Total liabilities                                                      274,303         268,121
---------------------------------------------------------------------------------------------------
Commitments and contingencies

Shareholders' equity
Common stock, $0.01 par value
   Class A voting--7,500,000 shares authorized; 4,859,102 issued                 49              49
   Class B nonvoting--30,000,000 shares authorized; 19,647,048
     and 19,595,358 issued, respectively                                        196             196
Capital in excess of par value                                              120,519         120,337
Retained earnings (deficit)                                                  (3,384)         44,242
Unearned compensation restricted stock                                       (2,713)         (3,624)
Accumulated other comprehensive income (loss)                                  (482)             81
---------------------------------------------------------------------------------------------------
     Total shareholders' equity                                             114,185         161,281
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                $ 388,488       $ 429,402
===================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                       Unearned
                                               Class A   Class B  Capital in   Retained                   Comp.
                                                Common    Common   Excess of   Earnings    Treasury  Restricted
(in thousands)                                   Stock     Stock   Par Value  (Deficit)       Stock       Stock    Other      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                    $   50    $  171   $  43,539   $ 45,257   $  (6,692)  $ (3,511)  $ (131)  $  78,683
  Net income                                        --        --          --      4,320          --         --       --       4,320
  Shares issued, vested or forfeited
        under stock plans, net                      --        --       1,163         --         121       (205)      --       1,079
  Income tax benefit related to stock plans         --        --         158         --          --         --       --         158
  Other                                             --        --          --         --          --         --      (38)        (38)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        50       171      44,860     49,577      (6,571)    (3,716)    (169)     84,202
  Net loss                                          --        --          --     (5,335)         --         --       --      (5,335)
  Shares issued, vested or forfeited
        under stock plans, net                       2         6       5,454         --          35         92       --       5,589
  Shares issued related to the Spice acquisition    --        18      47,505         --         906         --       --      48,429
  Shares issued in public equity offering           --         9      24,541         --          --         --       --      24,550
  Cancellation of treasury stock                    (3)       (8)     (5,619)        --       5,630         --       --          --
  Income tax benefit related to stock plans         --        --       3,596         --          --         --       --       3,596
  Other                                             --        --          --         --          --         --      250         250
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                        49       196     120,337     44,242          --     (3,624)      81     161,281
  Net loss                                          --        --          --    (47,626)         --         --       --     (47,626)
  Shares issued, vested or forfeited
        under stock plans, net                      --        --         510         --          --        911       --       1,421
  Other                                             --        --        (328)        --          --         --     (563)       (891)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                    $   49    $  196   $ 120,519   $ (3,384)  $      --   $ (2,713)  $ (482)  $ 114,185
===================================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Fiscal Year       Fiscal Year      Fiscal Year
                                                                                Ended             Ended            Ended
(in thousands)                                                               12/31/00          12/31/99         12/31/98
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                          $ (47,626)        $  (5,335)        $   4,320
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities
      Depreciation of property and equipment                                   3,561             2,055             2,010
      Amortization of intangible assets                                        8,097             6,295             1,893
      Equity in operations of PTVI and other                                     375            13,871               378
      (Gain) loss on disposals                                                 2,924            (1,728)           (4,272)
      Income tax benefit related to stock plans                                   --             3,596               158
      Amortization of investments in entertainment programming                33,253            34,341            26,410
      Investments in entertainment programming                               (33,061)          (35,262)          (25,902)
      Changes in current assets and liabilities
            Receivables                                                       (3,305)            5,604            (8,357)
            Receivables from related parties                                   4,832            (9,342)           (2,317)
            Inventories                                                       (1,129)            1,854              (309)
            Deferred subscription acquisition costs                            1,065            (2,009)              573
            Other current assets                                               4,829               654            (2,294)
            Accounts payable                                                  (7,024)              128            (1,434)
            Accounts payable to related parties                               (1,972)            2,690                --
            Accrued salaries, wages and employee benefits                         76             2,815             1,525
            Deferred revenues                                                   (456)              707            (1,569)
            Deferred revenues from related parties                            (2,128)            6,525                --
            Other liabilities and accrued expenses                             3,634              (598)            2,353
                                                                           ---------         ---------         ---------
                    Net change in current assets and liabilities              (1,578)            9,028           (11,829)
                                                                           ---------         ---------         ---------
      (Increase) decrease in receivables from related parties                  4,350           (54,375)               --
      Increase in trademarks                                                  (7,080)           (6,690)           (3,645)
      (Increase) decrease in net deferred tax assets                           5,390            (6,663)               35
      Increase in other noncurrent assets                                       (626)             (337)           (1,221)
      Increase (decrease) in deferred revenues from related parties           (4,350)           55,225                --
      Increase in net deferred tax liabilities                                 4,679                --                --
      Increase (decrease) in other noncurrent liabilities                       (160)            1,188               548
      Net cash provided by (used for) discontinued operations                     --                34              (542)
      Other, net                                                                 611               518               135
------------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used for) operating activities             (31,241)           15,761           (11,524)
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Acquisition of Spice                                                              --           (64,720)           (3,345)
Acquisition of Rouze                                                          (1,152)             (100)               --
Proceeds from disposals                                                        5,384            13,573               500
Additions to property and equipment                                           (5,174)           (2,363)           (1,144)
Funding of equity interests                                                   (2,238)          (12,069)           (5,212)
Purchase of marketable securities                                               (866)           (2,171)             (537)
Other, net                                                                       248                63                32
------------------------------------------------------------------------------------------------------------------------
            Net cash used for investing activities                            (3,798)          (67,787)           (9,706)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                           10,000           110,000                --
Repayment of financing obligations                                           (15,000)          (20,000)               --
Net proceeds from (repayment of) revolving credit facility                    18,250           (29,750)           19,750
Net proceeds from public equity offering                                          --            24,550                --
Payment of debt assumed in acquisition of Spice                                   --           (10,471)               --
Deferred financing fees                                                         (590)           (4,669)             (175)
Proceeds from employee stock benefit plans                                     1,385             5,553             1,049
------------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                         14,045            75,213            20,624
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                         (20,994)           23,187              (606)
Cash and cash equivalents at beginning of year                                23,528               341               947
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $   2,534         $  23,528         $     341
========================================================================================================================

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

Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Reclassifications: Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

Revenue recognition: In December 1999, the U.S. Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is effective for the fourth quarter of fiscal years beginning after December 1999. SAB 101 summarizes the SEC's views on applying GAAP to revenue recognition in financial statements. The Company performed a comprehensive review of its revenue recognition policies and determined that it is in compliance with SAB 101. Revenues from the sale of Playboy magazine and Internet subscriptions are recognized over the terms of the subscriptions. Newsstand sales of Playboy magazine and special editions (net of estimated returns), and revenues from the sale of Playboy magazine advertisements, are recorded when each issue goes on sale. Domestic TV networks cable and DTH revenues are recognized based on pay-per-view buys and monthly subscriber counts reported each month by the system operators. International TV revenues received from the PTVI joint venture, for the license of the exclusive international rights for the use of the Playboy tradename, film and video library, for the sale of the international Spice libraries, and for the sale of the U.K. and Japan Playboy TV networks and certain international Spice distribution contracts, are recognized as the consideration is paid to the Company over a six-year period, less the Company's 19.9% intercompany interest in such transactions. License fees from PTVI for current output production are recognized as programming is available, less the Company's 19.9% intercompany interest in such transactions. See Note (C) Playboy TV International, LLC Joint Venture. Domestic home video revenues generally are recognized based on unit sales reported for new releases each month by the Company's distributor and a distribution agreement for backlist titles. Revenues from direct- and e-commerce are recognized when the items are shipped.

Cash equivalents: Cash equivalents are temporary cash investments with an original maturity of three months or less at date of purchase and are stated at cost, which approximates fair value.

Marketable securities: Marketable securities are classified as available-for-sale securities as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are stated at fair value and net unrealized holding gains and losses are included in "Accumulated other comprehensive income
(loss)."

Inventories: Inventories are stated at the lower of cost (specific cost and average cost) or fair value.

Property and equipment: Property and equipment is stated at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases. Repair and maintenance costs are expensed as incurred, and major betterments are capitalized. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property and equipment are included in nonoperating income (expense). Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities or post-implementation activities.

Advertising costs: The Company expenses advertising costs as incurred, except for direct-response advertising. Direct-response advertising consists primarily of costs associated with the promotion of Playboy magazine subscriptions, principally the production of direct-mail solicitation materials and postage, and the distribution of direct- and e-commerce mailings for use in the Playboy Online and Catalog Groups. The capitalized direct-response advertising costs are amortized over the period during which the future benefits are expected to be received, generally six to 12 months. This is consistent with the provisions of Statement of Position 93-7, Reporting on Advertising Costs. See Note (N) Advertising Costs.

Programming costs and amortization: Programming costs include original programming and film acquisition costs, which are generally capitalized and amortized. The portion of original programming costs assigned to the domestic TV networks market is principally amortized on the straight-line method over three years. The portion of current original programming costs assigned to the international TV market is fully amortized upon availability to PTVI. Existing library original programming costs allocated to the international TV market are amortized proportionately with license fees recognized related to the PTVI agreement. The portion of original programming costs assigned to the worldwide home video market is amortized using the individual-film-forecast-computation method. Film acquisition costs assigned to domestic markets are amortized principally on the straight-line method over the license term, generally three years or less, while those assigned to the international TV market are fully amortized upon availability to PTVI. Management believes that these methods provide a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films and programs are expected to be realized. Film and program amortization is adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis. Based on management's estimate of future total gross revenues as of December 31, 2000, substantially all unamortized programming costs applicable to released programs are expected to be amortized during the next three years. See Note (C) Playboy TV International, LLC Joint Venture and Note (M) Programming Costs.

Intangible assets: Goodwill, the excess of the purchase price of acquired businesses over the fair value of net assets acquired, is amortized on the straight-line method generally over 40 years. Trademark acquisition costs are capitalized and amortized on the straight-line method over 40 years. Trademark and copyright defense, registration and/or renewal costs are capitalized and amortized on the straight-line method over 15 years. The consideration allocated to a noncompete agreement related to the Spice acquisition is amortized on the straight-line method over five years, and is included in "Other noncurrent assets."

Financial instruments: Financial instruments are primarily utilized by the Company to manage risks associated with interest rate and foreign exchange volatility. The Company does not hold or issue financial instruments for trading purposes. In May 1999, the Company entered into a two-year interest rate swap agreement which effectively allows the Company to exchange its floating interest rate on $45.0 million of its financing obligations for a fixed rate. The differential to be paid or received is accrued monthly as an adjustment to interest expense. The Company also utilizes forward contracts to minimize the impact of currency movements on royalties received and certain payments denominated in foreign currencies, primarily in Japan and Germany. The terms of these contracts are generally one year or less. Gains and losses related to these agreements are recorded in operating results as part of, and concurrent with, the transaction. As of December 31, 2000 and 1999, the Company had approximately $2.0 million and $1.7 million, respectively, in outstanding foreign exchange forward contracts.

Income (loss) per common share: The Company reports earnings per share ("EPS") consistent with the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic EPS is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the dilutive effects of stock options and other potentially dilutive financial instruments. See Note (I) Income (Loss) per Common Share.

Equity in operations of PTVI and other: In fiscal years 2000 and 1999, equity in operations of PTVI included the Company's 19.9% interest in the results of PTVI, the elimination of unrealized profits of certain transactions between the Company and PTVI and gains related to the transfer of certain assets to PTVI. Fiscal year 1999 also included the accounting effects of the formation of the joint venture.

Minority interest: The Company owns a majority interest in VIPress Poland Sp. z o.o. ("VIPress"), publisher of the Polish edition of Playboy magazine. The financial statements of VIPress are included in the Company's financial statements. The minority interest in the results of operations of VIPress is included in nonoperating income (expense) and the minority interest in the equity of VIPress is included in "Other noncurrent liabilities."

Foreign currency translation: Assets and liabilities in foreign currencies are translated into U.S. dollars at the exchange rate existing at the balance sheet date. The net exchange differences resulting from these translations are included in "Accumulated other comprehensive income (loss)." Revenues and expenses are translated at average rates for the period.

New accounting pronouncements: In June 1998, the FASB issued Statement 133, Accounting for Derivative Instruments and Hedging Activities. Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 2000, the FASB issued Statement 138, which amends Statement 133 to ease implementation difficulties. Statement 133, which the Company adopted as of January 1, 2001, requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet at fair value. It further provides criteria for derivatives to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivatives. Upon adoption, the Company is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income (loss) or other comprehensive income
(loss), as appropriate. Adoption of these new accounting standards resulted in a $0.1 million cumulative effect of change in accounting principle which is being recorded as other comprehensive income in the first quarter of fiscal year 2001. The adoption also impacts assets and liabilities recorded on the balance sheet.

      In June 2000, the FASB issued Statement 139, Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89, and 121. Statement 139 rescinds Statement 53, Financial Reporting by Producers and Distributors of Motion Picture Films. In June 2000, the AICPA issued SOP 00-2, Accounting by Producers or Distributors of Films, which provides new film accounting and reporting standards. An entity that is a producer or distributor of films and that previously applied Statement 53 will be required to follow the guidance in SOP 00-2. The Company will adopt Statement 139 and SOP 00-2 during the first quarter of fiscal year 2001 and expects to record a charge of approximately $4.2 million as a cumulative effect of change in accounting principle in net income
(loss).

(B)   ACQUISITION

      On March 15, 1999, the Company completed its acquisition of Spice, a leading provider of adult television entertainment. The final determination of the purchase price, including transaction costs and Spice debt, was approximately $127 million. The purchase was financed through the issuance of approximately $48 million, or approximately two million shares, of the Company's Class B common stock, and the remainder through the payment and issuance of long-term debt. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Spice since the acquisition date have been included in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Goodwill of approximately $90 million has been recorded and is being amortized over 40 years. Immediately preceding the acquisition, Spice sold certain of its assets. Receivables of $10.0 million related to this sale and related gains have been deferred by the Company in accordance with Staff Accounting Bulletin No. 81 due to the capitalization and leverage levels of the purchaser.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition occurred on January 1, 1998 (in thousands, except per share amounts):

                                                  Dec. 31,          Dec. 31,
                                                      1999              1998
----------------------------------------------------------------------------
Net revenues                                     $ 354,875        $  342,659
Net loss                                            (6,905)             (754)
Basic and diluted EPS                            $   (0.30)       $    (0.03)
----------------------------------------------------------------------------

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

(C)   PLAYBOY TV INTERNATIONAL, LLC JOINT VENTURE

      During fiscal year 1999, the Company entered into a joint venture with a wholly-owned subsidiary of the Cisneros Group of Companies. At the end of 2000, certain assets of the Cisneros Group of Companies, including the interest in PTVI, were reorganized under two U.S. limited liability companies. These limited liability companies have guaranteed each other's obligations under the PTVI agreements and act together with respect to management decisions and related matters. PTVI has the exclusive right to create and launch new television networks under the Playboy and Spice brands in territories outside of the United States and Canada and, under certain circumstances, to license programming to third parties. PTVI will also own and operate all existing international Playboy TV and Spice networks. In addition, the Company and PTVI have entered into program supply and trademark license agreements. Currently, the Company has a 19.9% interest in PTVI with an option to increase up to 50% at founder's price for a certain period of time.

In return for the exclusive international rights for the use of the Playboy tradename, film and video library, and for the acquisition of the international rights to the Spice film library, the U.K. and Japan Playboy TV networks and certain international Spice distribution contracts, PTVI will make total payments of $100.0 million to the Company as follows (in thousands):

Fiscal Year Ended December 31
--------------------------------------------------------------------------------
1999                                                                  $   30,000
2000                                                                       7,500
2001                                                                       5,000
2002                                                                       7,500
2003                                                                      25,000
2004                                                                      25,000
--------------------------------------------------------------------------------
Total payments from PTVI                                              $  100,000
================================================================================

      PTVI also has a long-term commitment with the Company to license international TV rights to each year's output production, with payments representing a percentage of the Company's annual production spending. In fiscal years 2000 and 1999, the Company recognized revenues from PTVI of $17.0 million and $35.2 million, respectively, and pre-tax income, including the Company's equity in the results of PTVI's operations, of $10.7 million and $13.8 million, respectively. Amounts related to PTVI are reflected in the Company's Consolidated Balance Sheets as follows (in thousands):

                                                      Dec. 31,          Dec. 31,
                                                          2000              1999
--------------------------------------------------------------------------------
Current receivables                                  $   7,397        $   14,225
Noncurrent receivables                                  57,500            62,500
Accounts payable                                           718             2,690
Current deferred revenues                                4,350             6,525
Noncurrent deferred revenues                         $  50,875        $   55,225
--------------------------------------------------------------------------------

Summarized financial information for PTVI for the fiscal periods ended December 31, 2000 and 1999, which has been derived from PTVI audited financial statements, is presented below (in thousands):

                                                    Dec. 31,         Dec. 31,
                                                        2000             1999(1)
-----------------------------------------------------------------------------
Revenues                                           $  28,300       $    9,368
Gross profit                                           9,766            4,418
Net loss                                              (9,935)          (3,029)

Current assets                                        28,713           21,609
Noncurrent assets                                     61,902           67,461
Current liabilities                                   12,909           14,986
Noncurrent liabilities                             $  45,039       $   45,717
-----------------------------------------------------------------------------

(1) For the period from August 31, 1999 (date of commencement) through December 31, 1999

      In calculating the Company's equity in the results of PTVI's operations, the net loss as reported by PTVI is adjusted for the elimination of amortization on the assets acquired by PTVI from the Company.

(D)   RESTRUCTURING EXPENSES

      In fiscal year 1999, the Company began a cost reduction effort that led to a work force reduction of 49 employees, or approximately 6%, through Company-wide layoffs and attrition. A total of 26 employees were terminated (including eight in the first quarter of fiscal year 2000) resulting in total restructuring charges of $1.3 million, of which $0.2 million was recorded in the first quarter of fiscal year 2000. This amount also included a $0.1 million favorable adjustment to the previous estimate recorded in the fourth quarter of fiscal year 2000. Additionally, 23 positions were eliminated through attrition. All charges related to this restructuring were recorded and paid by December 31, 2000.

      In the fourth quarter of fiscal year 2000, realignment of senior management coupled with staff reductions led to an additional restructuring charge of $3.7 million. As of December 31, 2000, all of the 19 employees, who represented approximately 3% of the work force, were notified of their termination. A total of $0.5 million related to this restructuring was paid by December 31, 2000, resulting in a remaining liability of $3.2 million, most of which will be paid in fiscal year 2001.

(E)   GAIN (LOSS) ON DISPOSALS

      In fiscal year 2000, the Company completed the sale of its Critics' Choice Video catalog and related Internet business and fulfillment and customer service operations. In connection with the sale, the Company recorded a nonoperating loss of $2.9 million in the current year and a related deferred tax benefit of $0.4 million. The deferred tax benefit was offset by an increase in the valuation allowance.

      In fiscal year 1999, the Company sold its wholly-owned subsidiary, Playboy Gaming Greece Ltd., which owned a 12% interest in the Rhodes Casino. Total proceeds were $5.2 million and included a repayment of a loan of $1.2 million owed to the Company by the Rhodes Casino. The Company realized a gain before income taxes of $1.7 million on the sale. The taxable gain on the sale was immaterial and was offset by the application of a capital loss carryforward.

      In fiscal year 1998, the Company sold back to duPont the 20% interest in duPont's common stock owned by the Company. Sale proceeds were $5.0 million, which consisted of $0.5 million of cash and a $4.5 million promissory note bearing interest at the prime rate, which was paid in fiscal year 1999. The Company realized a gain before and after income taxes of $4.3 million on the sale. There was no income tax effect related to this gain due to the application of a capital loss carryforward.

(F)   INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):

                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/00         12/31/99          12/31/98
-------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                              $     --         $     --          $    208
   State                                                                     388              740               557
   Foreign                                                                 2,889            1,591             1,747
-------------------------------------------------------------------------------------------------------------------
     Total current                                                         3,277            2,331             2,512
-------------------------------------------------------------------------------------------------------------------
Deferred:
   Federal                                                                12,640           (8,690)               35
   State                                                                     310           (1,309)               --
   Foreign                                                                    --               --                --
-------------------------------------------------------------------------------------------------------------------
     Total deferred                                                       12,950           (9,999)               35
-------------------------------------------------------------------------------------------------------------------
Benefit of stock compensation recorded
   in capital in excess of par value                                          --            3,596               158
Benefit of pre-acquisition losses recorded
   in goodwill                                                                --            3,336                --
-------------------------------------------------------------------------------------------------------------------
Total income tax provision (benefit)                                    $ 16,227         $   (736)         $  2,705
===================================================================================================================
Income tax provision (benefit) applicable to:
   Continuing operations                                                $ 16,227         $   (862)         $  2,705
   Discontinued operations                                                    --              126                --
-------------------------------------------------------------------------------------------------------------------
Total income tax provision (benefit)                                    $ 16,227         $   (736)         $  2,705
===================================================================================================================

The income tax provision (benefit) from continuing operations differed from a provision (benefit) computed at the U.S. statutory tax rate as follows (in thousands):

                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/00         12/31/99          12/31/98
-------------------------------------------------------------------------------------------------------------------
Statutory rate tax provision (benefit)                                 $ (10,990)       $  (2,251)        $   2,459
Increase (decrease) in taxes resulting from:
   Foreign withholding tax on licensing income                             2,889            1,591             1,368
   Foreign income tax in excess of statutory rates                            --               --               127
   State income taxes                                                        698             (569)              557
   Nondeductible expenses                                                    658              903               399
   Increase (decrease) in valuation allowance                             24,142               --            (1,543)
   Tax benefit of foreign taxes paid or accrued                           (1,013)            (516)             (465)
   Effect of rate increase                                                    --               --              (225)
   Other                                                                    (157)             (20)               28
-------------------------------------------------------------------------------------------------------------------
Total income tax provision (benefit)
   from continuing operations                                          $  16,227        $    (862)        $   2,705
===================================================================================================================

      The U.S. statutory tax rate applicable to the Company for each of the fiscal years 2000, 1999 and 1998 was 35%.

      Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.

      In the fourth quarter of fiscal year 2000, the Company reevaluated its valuation allowances for deferred tax assets related to the fiscal year 2000 net operating loss as well as the NOLs and tax credit carryforwards from prior years. As a result of this review, the Company increased the valuation allowance, which resulted in noncash federal income tax expense of $24.1 million.

The significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 1999 and 2000 are presented below (in thousands):

                                                                        Dec. 31,              Net          Dec. 31,
                                                                            1999           Change              2000
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                                    $   9,104        $   7,525         $  16,629
   Capital loss carryforwards                                              8,914               --             8,914
   Tax credit carryforwards                                               11,306              950            12,256
   Temporary difference related to PTVI                                    4,449            4,420             8,869
   Other deductible temporary differences                                 19,202           (2,977)           16,225
-------------------------------------------------------------------------------------------------------------------
     Total deferred tax assets                                            52,975            9,918            62,893
     Valuation allowance                                                 (19,783)         (25,261)          (45,044)
-------------------------------------------------------------------------------------------------------------------
       Deferred tax assets                                                33,192          (15,343)           17,849
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred subscription acquisition costs                                (6,127)             324            (5,803)
   Intangible assets                                                     (14,409)           1,427           (12,982)
   Other taxable temporary differences                                    (4,388)             645            (3,743)
-------------------------------------------------------------------------------------------------------------------
       Deferred tax liabilities                                          (24,924)           2,396           (22,528)
-------------------------------------------------------------------------------------------------------------------
Net deferred tax assets (liabilities)                                  $   8,268        $ (12,947)        $  (4,679)
===================================================================================================================

      At December 31, 1999, $2.9 million of the $8.3 million net deferred tax asset was included in "Other current assets" and $5.4 million was segregated as "Net deferred tax assets."

      At December 31, 2000, the Company had NOLs of $47.5 million expiring from 2004 through 2020. The Company had capital loss carryforwards of $25.5 million expiring in 2004. In addition, foreign tax credit carryforwards of $10.9 million, investment tax credit carryforwards of $0.3 million and minimum tax credit carryforwards of $1.1 million are available to reduce future U.S. federal income taxes. The foreign tax credit carryforwards expire in 2001 through 2005 and the investment tax credit carryforwards expire in 2001. The minimum tax credit carryforwards have no expiration date.

(G)   DISCONTINUED OPERATIONS

      During fiscal year 1986, the Company discontinued operations at its Company-owned and operated clubs. A reserve was established for estimated costs to fulfill the court-approved settlement of the Playboy Club keyholder lawsuits. During fiscal year 1999, the Company reversed its estimate of the remaining liabilities related to the lawsuits, resulting in a gain on disposal of discontinued operations of $168,000, net of $90,000 of income tax expense.

      In fiscal year 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice related to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. On September 10, 1998, the Company entered into a consent decree settling this matter, which was entered by the United States District Court for the Eastern District of Wisconsin on November 25, 1998. The Company had established adequate reserves to cover its approximately $525,000 share of the cost (based on an agreement with one of the other PRPs) of the agreed upon remediation, which was paid in fiscal year 1998. During fiscal year 1999, the Company reversed its estimate of the remaining liabilities related to this matter, resulting in a gain on disposal of discontinued operations of $65,000, net of $36,000 of income tax expense.

(H)   COMPREHENSIVE INCOME (LOSS)

      During fiscal year 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 requires that the Company disclose comprehensive income (loss) in addition to net income (loss). Comprehensive income is a more inclusive financial reporting methodology that encompasses net income (loss) and all other nonshareholder changes in equity (other comprehensive income (loss)).

The following sets forth the components of other comprehensive income (loss), and the related income tax expense or benefit allocated to each item (in thousands):

                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/00         12/31/99          12/31/98
-------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustment (1)                               $ (19)           $  (90)           $  (4)
Unrealized gain (loss) on marketable securities (2)                       $(346)           $  252            $ (21)
------------------------------------------------------------------------------------------------------------------

(1) Net of a related tax benefit of $11, $48 and $2 for fiscal years 2000, 1999 and 1998, respectively.

(2) Net of a related tax benefit of $187 and $11 for fiscal years 2000 and 1998, respectively, and related tax expense of $136 for fiscal year 1999.

(I)   INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/00         12/31/99          12/31/98
-------------------------------------------------------------------------------------------------------------------
Numerator:
    For basic and diluted EPS -
       Income (loss) from continuing operations                        $ (47,626)       $  (5,568)        $   4,320
       Gain on disposal of discontinued
         operations (net of tax)                                              --              233                --
-------------------------------------------------------------------------------------------------------------------
       Net income (loss)                                               $ (47,626)       $  (5,335)        $   4,320
===================================================================================================================
Denominator:
    Denominator for basic EPS -
       weighted-average shares                                            24,240           22,872            20,548
-------------------------------------------------------------------------------------------------------------------
    Effect of dilutive potential common shares:
       Stock options                                                          --               --               488
-------------------------------------------------------------------------------------------------------------------
         Dilutive potential common shares                                     --               --               488
-------------------------------------------------------------------------------------------------------------------
    Denominator for diluted EPS -
       adjusted weighted-average shares                                   24,240           22,872            21,036
===================================================================================================================
Basic and diluted EPS
    Income (loss)
       From continuing operations                                      $   (1.96)       $   (0.24)        $    0.21
       From discontinued operations (net of tax)                              --             0.01                --
-------------------------------------------------------------------------------------------------------------------
    Net income (loss)                                                  $   (1.96)       $   (0.23)        $    0.21
===================================================================================================================

      For fiscal year 2000, options to purchase approximately 2,040,000 shares of the Company's Class A and Class B common stock combined and approximately 270,000 shares of Class B restricted stock awards were outstanding but were not included in the computation of diluted EPS. The inclusion of these shares would have been antidilutive. As a result, the weighted average number of basic and diluted common shares outstanding for fiscal year 2000 were equivalent. See Note
(S) Stock Plans.

(J)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For cash and cash equivalents, receivables, certain other current assets, current maturities of long-term debt and short-term debt, the amounts reported approximate fair value due to their short-term nature. For long-term debt related to the Company's credit agreement, the amount reported approximates fair value as the interest rate on the debt is generally reset every quarter to reflect current rates. For interest rate swap agreements, the fair value of $0.1 million reflects the estimated amount that the Company would expect to receive if it terminated the agreement at December 31, 2000. For related-party long-term debt, the amount reported approximates fair value due to no significant change in market conditions since September 2000, when the debt was issued. For foreign currency forward contracts, the fair value is estimated using quoted market prices established by financial institutions for comparable instruments, which approximates the contracts' values.

(K)   MARKETABLE SECURITIES

Marketable securities, primarily purchased in connection with the Company's deferred compensation plans, consisted of the following (in thousands):

                                                     Dec. 31,          Dec. 31,
                                                         2000              1999
-------------------------------------------------------------------------------
Cost of marketable securities                       $   3,620         $   2,708
Gross unrealized holding gains                             17               432
Gross unrealized holding losses                          (194)              (76)
-------------------------------------------------------------------------------
Fair value of marketable securities                 $   3,443         $   3,064
===============================================================================

      There were no proceeds from the sale of marketable securities for fiscal years 2000, 1999 and 1998, respectively, and therefore no gains or losses were realized. Included in shareholders' equity for fiscal years 2000 and 1999 was a net unrealized holding loss of $0.5 million and a net unrealized holding gain of $0.4 million, respectively.

(L)   INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

                                                      Dec. 31,          Dec. 31,
                                                          2000              1999
--------------------------------------------------------------------------------
Paper                                                $   6,432         $   6,226
Editorial and other prepublication costs                 6,987             6,432
Merchandise finished goods                               7,281            11,173
--------------------------------------------------------------------------------
Total inventories, net                               $  20,700         $  23,831
================================================================================

(M)   PROGRAMMING COSTS

Current programming costs consisted of the following (in thousands):

                                                      Dec. 31,          Dec. 31,
                                                          2000              1999
--------------------------------------------------------------------------------
Released, less amortization                          $  44,529         $  39,332
Completed, not yet released                              7,410            13,214
--------------------------------------------------------------------------------
Total current programming costs                      $  51,939         $  52,546
================================================================================

      Noncurrent programming costs of $3.5 million and $3.1 million at December 31, 2000 and 1999, respectively, consisted of programs in the process of production.

(N)   ADVERTISING COSTS

      At December 31, 2000 and 1999, advertising costs of $7.4 million and $10.0 million, respectively, were deferred and included in "Deferred subscription acquisition costs" and "Other current assets." For fiscal years 2000, 1999 and 1998, the Company's advertising expense was $47.0 million, $53.5 million and $49.5 million, respectively.

(O)   PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

                                                     Dec. 31,          Dec. 31,
                                                         2000              1999
-------------------------------------------------------------------------------
Land                                                $     292         $     292
Buildings and improvements                              8,512             8,467
Furniture and equipment                                15,420            14,453
Leasehold improvements                                  9,950             8,681
Software                                                3,232             1,325
-------------------------------------------------------------------------------
Total property and equipment                           37,406            33,218
Accumulated depreciation                              (26,717)          (23,803)
-------------------------------------------------------------------------------
Total property and equipment, net                   $  10,689         $   9,415
===============================================================================

(P)   FINANCING OBLIGATIONS

Financing obligations consisted of the following (in thousands):

                                                                                         Dec. 31,          Dec. 31,
                                                                                             2000              1999
-------------------------------------------------------------------------------------------------------------------
Short-term financing obligations to related parties,
   interest at 12.00%                                                                   $   5,000         $      --
===================================================================================================================
Long-term financing obligations:
   Tranche A term loan, interest at 10.25% and 9.21% at
     December 31, 2000 and 1999, respectively                                           $  15,333         $  18,400
   Tranche B term loan, interest at 10.75% and 9.71% at
     December 31, 2000 and 1999, respectively                                              59,667            71,600
   Revolving credit facility, weighted average interest of 11.03%                          18,250                --
-------------------------------------------------------------------------------------------------------------------
Total long-term financing obligations                                                      93,250            90,000
Less current maturities                                                                    (3,922)          (15,000)
-------------------------------------------------------------------------------------------------------------------
Long-term financing obligations                                                         $  89,328         $  75,000
===================================================================================================================
Long-term financing obligations to related parties,
   interest at 10.50%                                                                   $   5,000         $      --
===================================================================================================================

      The aggregate minimum amount of all long-term debt payable, excluding the revolving credit facility, is approximately $3.9 million, $10.3 million, $6.7 million, $23.3 million and $28.8 million during fiscal years 2001, 2002, 2003, 2004 and 2005, respectively, and $7.0 million thereafter.

      At December 31, 2000, the Company had a $110.0 million credit facility, which was comprised of $75.0 million of term loans and a $35.0 million revolving credit facility with a $10.0 million letter of credit sublimit, of which $0.2 million was outstanding at December 31, 2000 and 1999. Outstanding balances under the credit facility bear interest at rates equal to specified index rates plus margins that fluctuate based on the Company's leverage ratio. The term loans consist of two tranches, which amortize quarterly beginning on March 31, 2001. Tranche A and Tranche B currently bear interest at a 3.50% and 4.00% margin, respectively, over LIBOR and mature on March 15, 2004 and March 15, 2006, respectively. The revolving credit facility expires on March 15, 2004. At December 31, 2000, $18.3 million was outstanding under the revolving facility. The Company is assessed a 0.5% commitment fee on the unused portion of its revolving credit facility. The Company's obligations under the credit facility are guaranteed by its subsidiaries (excluding Playboy.com) and are secured by substantially all of its assets (excluding Playboy.com and its assets).

      The credit agreement contains financial covenants requiring the Company to maintain certain leverage, interest coverage and fixed charge coverage ratios. Other covenants include limitations on other indebtedness, investments, capital expenditures and dividends. The credit agreement also requires mandatory prepayments with net cash proceeds resulting from excess cash flow, asset sales and the issuance of certain debt obligations or equity securities, with certain exceptions as described in the agreement. On March 28, 2001, the Company received a preemptive waiver of the March 31, 2001 financial covenants which will enable the Company to remain in compliance with the credit agreement. The waiver will be effective through April 30, 2001. The waiver permits the Company to continue to make ordinary course borrowings under the facility. The Company is currently in discussions with its lenders to amend the financial covenants and other terms of the credit agreement. The Company was in compliance with all financial covenants at December 31, 2000.

      The Company's credit agreement also contains a maximum funding limitation by the Company to Playboy.com of $17.5 million, which was met in September 2000. Upon completion of an IPO, all amounts above $10.0 million advanced to Playboy.com after January 1, 2000 shall be repaid from Playboy.com to the Company. In September 2000, Hugh M. Hefner made a $5.0 million loan to Playboy.com. The loan bears interest at a rate of 10.50%, with principal and accumulated interest due in September 2002. In December 2000, a second loan from Mr. Hefner was made to Playboy.com in the amount of $5.0 million. The loan accumulates interest at a rate of 12.00% and was initially due in February 2001. In connection with obtaining third-party financing for Playboy.com, Mr. Hefner agreed to amend the note to extend the maturity date to September 2002. In the event that the amount raised in the Playboy.com financing exceeds specified thresholds, the maturity of the note will be accelerated to the later of receipt of those proceeds, or May 2001.

(Q)   BENEFIT PLANS

      The Company's Employees Investment Savings Plan is a defined contribution plan consisting of two components, a profit sharing plan and a 401(k) plan. The profit sharing plan covers all employees who have completed 12 months of service of at least 1,000 hours. The Company's discretionary contribution to the profit sharing plan is distributed to each eligible employee's account in an amount equal to the ratio of each eligible employee's compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. Contributions for fiscal years 2000, 1999 and 1998 were approximately $0.7 million, $0.9 million and $0.4 million, respectively.

      All employees are eligible to participate in the 401(k) plan upon the date of hire. The Company makes matching contributions to the 401(k) plan based on each participating employee's contributions and eligible compensation. The Company's matching contributions for fiscal years 2000, 1999 and 1998 related to this plan were approximately $1.3 million, $1.2 million and $1.0 million, respectively.

      The Company has two nonqualified deferred compensation plans, which permit certain employees and all nonemployee directors to annually elect to defer a portion of their compensation. A Company match is provided to employees who participate in the deferred compensation plan, at a certain specified minimum level, and whose annual eligible earnings exceed the salary limitation contained in the 401(k) plan. All amounts deferred and earnings credited under these plans are 100% immediately vested and are general unsecured obligations of the Company. Such obligations totaled approximately $4.7 million and $4.2 million at December 31, 2000 and 1999, respectively, and are included in "Other noncurrent liabilities."

(R)   COMMITMENTS AND CONTINGENCIES

      The Company's principal lease commitments are for office space, satellite transponders used in its domestic pay television operations, and furniture and equipment. Some of these leases contain renewal or end-of-lease purchase options.

Rent expense was as follows (in thousands):

                                 Fiscal Year      Fiscal Year       Fiscal Year
                                       Ended            Ended             Ended
                                    12/31/00         12/31/99          12/31/98
-------------------------------------------------------------------------------
Minimum rent expense                $ 16,035         $ 14,282          $ 11,250
Sublease income                         (395)              --                --
-------------------------------------------------------------------------------
Net rent expense                    $ 15,640         $ 14,282          $ 11,250
-------------------------------------------------------------------------------

      There was no contingent rent expense in any of these periods. The minimum commitments at December 31, 2000, under operating leases with initial or remaining noncancelable terms in excess of one year, were as follows (in thousands):

                                                                      Operating
Fiscal Year Ended December 31                                            Leases
-------------------------------------------------------------------------------
2001                                                                   $ 11,358
2002                                                                      7,804
2003                                                                      6,392
2004                                                                      5,118
2005                                                                      3,654
Later years                                                               9,149
Less minimum sublease income                                             (6,457)
-------------------------------------------------------------------------------
Net minimum lease commitments                                          $ 37,018
===============================================================================

      The programming of the Company's networks is delivered to cable and DTH operators through communications satellite transponders. The Company's current transponder leases contain protections typical in the industry against transponder failure, including access to spare transponders, and conditions under which the Company's access may be denied. The Company's current lease term for Playboy TV expires October 30, 2001 and the Company has recently signed a lease for a new transponder which will expire in 2010. The Company's current lease term for Spice extends through the remainder of the satellite's life (currently estimated to be 2011). Major limitations on the Company's access to cable or DTH systems or satellite transponder capacity could materially adversely affect the Company's operating performance. There have been no instances in which the Company has been denied access to the transponders it leases.

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

(S)   STOCK PLANS

      The Company has various stock plans for key employees and nonemployee directors which provide for the grant of nonqualified and incentive stock options, and shares of restricted stock, deferred stock and other performance-based equity awards. The exercise price of options granted equals or exceeds the fair value at the grant date. In general, options become exercisable over a two- or four-year period from the grant date and expire 10 years from the grant date. Restricted stock awards provide for the issuance of Class B common stock ("Class B stock") subject to restrictions that lapse if the Company meets specified operating income objectives pertaining to a fiscal year. Vesting requirements for certain restricted stock awards will lapse automatically, regardless of whether or not the Company has achieved those objectives, generally 10 years from the award date. In addition, one of the plans pertaining to nonemployee directors also allows for the issuance of Class B stock as awards and payment for annual retainers and meeting fees.

      At December 31, 2000, a total of 1,497,250 shares of Class B stock were available for future grants under the various stock plans combined. Stock option transactions are summarized as follows:

Stock Options Outstanding
-------------------------------------------------------------------------------------------------------------------
                                                                                                Weighted Average
                                                                      Shares                     Exercise Price
-------------------------------------------------------------------------------------------------------------------
                                                              Class A        Class B        Class A         Class B
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997                              115,000      1,570,250         $ 6.72         $  9.99
Granted                                                            --        167,500             --           16.15
Exercised                                                          --        (76,250)            --           10.96
Canceled                                                           --       (140,000)            --           13.60
------------------------------------------------------------------------------------
Outstanding at December 31, 1998                              115,000      1,521,500           6.72           10.29
Granted                                                            --      1,008,000             --           23.67
Exercised                                                    (110,000)      (578,500)          6.69            7.90
Canceled                                                           --       (115,500)            --           17.89
------------------------------------------------------------------------------------
Outstanding at December 31, 1999                                5,000      1,835,500           7.38           17.91
Granted                                                            --        367,500             --           21.42
Exercised                                                          --       (109,335)            --           10.44
Canceled                                                           --       (252,250)            --           20.33
------------------------------------------------------------------------------------
Outstanding at December 31, 2000                                5,000      1,841,415         $ 7.38          $18.72
===================================================================================================================

      The weighted average exercise prices for Class A and Class B exercisable options at December 31, 1998 were $6.72 and $8.54, respectively, and at December 31, 1999 were $7.38 and $12.47, respectively. The following table summarizes information regarding stock options at December 31, 2000:

                                                     Options Outstanding                    Options Exercisable
                                        -------------------------------------------    ----------------------------
                                                           Weighted        Weighted                        Weighted
                                                            Average         Average                         Average
Range of                                     Number       Remaining        Exercise          Number        Exercise
Exercise Prices                         Outstanding            Life           Price     Exercisable           Price
-------------------------------------------------------------------------------------------------------------------
Class A
$7.38                                         5,000            0.66          $ 7.38           5,000          $ 7.38

Class B
$5.38-$13.75                                588,165            4.19          $ 9.99         476,665          $ 9.40
14.75-21.00                                 690,250            7.41           19.39         531,750           19.39
$24.13-$31.50                               563,000            8.43           27.02           1,500           24.60
-------------------------------------------------------------------------------------------------------------------
Total Class B                             1,841,415            6.69          $18.72       1,009,915          $14.68
-------------------------------------------------------------------------------------------------------------------

The following table summarizes transactions related to restricted stock awards:

Restricted Stock Awards Outstanding                                                                         Class B
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997                                                                            326,872
Awarded                                                                                                      46,250
Vested                                                                                                           --
Canceled                                                                                                    (42,500)
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998                                                                            330,622
Awarded                                                                                                      26,250
Vested                                                                                                           --
Canceled                                                                                                    (49,374)
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999                                                                            307,498
Awarded                                                                                                      25,750
Vested                                                                                                           --
Canceled                                                                                                    (93,124)
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000                                                                            240,124
===================================================================================================================

      The Company has an Employee Stock Purchase Plan to provide substantially all regular full- and part-time employees an opportunity to purchase shares of its Class B stock through payroll deductions. The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on the closing price less a 15% discount. At December 31, 2000, a total of approximately 66,000 shares of Class B stock were available for future purchases under this plan.

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

The following pro forma information presents the Company's net income (loss) and basic and diluted EPS assuming compensation expense for these options had been determined consistent with Statement 123 (in thousands, except per share amounts):

                                  Fiscal Year      Fiscal Year       Fiscal Year
                                        Ended            Ended             Ended
                                     12/31/00         12/31/99          12/31/98
--------------------------------------------------------------------------------
Net income (loss)
   As reported                      $(47,626)        $  (5,335)        $   4,320
   Pro forma                         (50,649)          (10,121)            3,194
Basic EPS
   As reported                         (1.96)            (0.23)             0.21
   Pro forma                           (2.09)            (0.44)             0.16
Diluted EPS
   As reported                         (1.96)            (0.23)             0.21
   Pro forma                        $  (2.09)        $   (0.44)        $    0.15
--------------------------------------------------------------------------------

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                 Fiscal Year      Fiscal Year       Fiscal Year
                                       Ended            Ended             Ended
                                    12/31/00         12/31/99          12/31/98
-------------------------------------------------------------------------------
Risk-free interest rate                 6.27%            4.86%             5.63%
Expected stock price volatility        46.10%           44.11%            41.47%
Expected dividend yield                   --               --                --
-------------------------------------------------------------------------------

      For fiscal years 2000, 1999 and 1998, an expected life of six years was used for all of the stock options, and the weighted average fair value of options granted was $14.43, $9.72 and $7.91, respectively. For fiscal years 2000, 1999 and 1998, the weighted average fair value of restricted stock awarded was $14.20, $22.13 and $16.14, respectively.

      The pro forma effect on net income (loss) for fiscal years 1999 and 1998 may not be representative of the pro forma effect on net income (loss) in future years as the Statement 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to July 1, 1995.

(T)   PUBLIC EQUITY OFFERINGS

      In January 2000, Playboy.com, a component of the Playboy Online Group, filed a registration statement for a sale of a minority of its equity in an IPO. Due to market conditions, the registration statement was withdrawn in November 2000. Deferred costs of $1.6 million were written off in fiscal year 2000 as nonoperating expense. The Company will consider reinitiating an IPO when market conditions allow.

      In fiscal year 1999, the Company completed a public equity offering of 2,875,000 shares of Class B stock at a price of $30.00 per share. Two million shares were sold by a trust established by, and for the benefit of, Hugh M. Hefner, the Company's founder and principal stockholder, and 875,000 shares were sold by the Company. Of the Company's shares, 375,000 were sold upon exercise by the underwriters of their over-allotment option. The Company did not receive any of the proceeds from the sale of Class B stock by Mr. Hefner. Mr. Hefner paid for expenses related to this transaction proportionate to the number of shares he sold to the total number of shares sold in the offering. Net proceeds to the Company of $24.6 million were used for general corporate purposes and repayment of term loan financing obligations.

(U)   CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for interest and income taxes was as follows (in thousands):

                                  Fiscal Year      Fiscal Year       Fiscal Year
                                        Ended            Ended             Ended
                                     12/31/00         12/31/99          12/31/98
--------------------------------------------------------------------------------
Interest                            $   8,281        $   7,706         $   1,505
Income taxes                        $   1,728        $   2,756         $   2,367
--------------------------------------------------------------------------------

      During fiscal year 1998, the Company had noncash investing activities related to a disposal. See Note (E) Gain (Loss) on Disposals.

The following summarizes noncash investing and financing activities related to the Spice acquisition (in thousands):

                                                                    Fiscal Year
                                                                          Ended
                                                                       12/31/99
-------------------------------------------------------------------------------
Fair value of net assets acquired, including goodwill                 $ 127,409
Acquisition liabilities                                                  (3,462)
Payment of debt assumed                                                 (10,471)
Common stock issued                                                     (48,429)
-------------------------------------------------------------------------------
Cash paid                                                                65,047
Less: cash acquired                                                        (327)
-------------------------------------------------------------------------------
Net cash paid for the Spice acquisition                               $  64,720
===============================================================================

      See Note (B) Acquisition.

(V)   SEGMENT INFORMATION

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

      The Company's reportable segments are as follows: Entertainment, Publishing, Playboy Online, Catalog and Other Businesses. Entertainment Group operations include the production and marketing of programming through domestic Playboy TV and Spice networks, other domestic pay television, international TV and worldwide home video businesses as well as the distribution of feature films. Publishing Group operations include the publication of Playboy magazine; other domestic publishing businesses, comprising special editions, calendars and ancillary businesses; and the licensing of international editions of Playboy magazine. Playboy Online Group operations include the Company's network of free, pay and e-commerce sites on the Internet. Catalog Group operations have included the direct marketing of the Company's print catalogs, however, the sale of Critics' Choice Video in fiscal year 2000 and the planned sale of Collectors' Choice Music would end the Company's presence in this business. Other Businesses Group operations combine certain brand-related businesses, such as the licensing of consumer products carrying one or more of the Company's trademarks and artwork owned by the Company, the development of casino gaming opportunities and certain Company-wide marketing activities.

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

The following table represents financial information by reportable segment:

                                                 Fiscal Year       Fiscal Year       Fiscal Year
                                                       Ended             Ended             Ended
(in thousands)                                      12/31/00          12/31/99          12/31/98
------------------------------------------------------------------------------------------------
Net revenues (1)
Entertainment                                      $ 100,955         $ 125,783         $  91,049
Publishing                                           139,870           137,062           136,067
Playboy Online                                        25,291            16,104             7,098
Catalog                                               32,360            60,335            74,393
Other Businesses                                       9,246             8,533             9,011
------------------------------------------------------------------------------------------------
Total                                              $ 307,722         $ 347,817         $ 317,618
================================================================================================
Income (loss) from continuing operations
   before income taxes
Entertainment                                      $  25,287         $  44,375         $  26,165
Publishing                                             6,881             5,977             6,672
Playboy Online                                       (25,199)           (9,066)           (6,528)
Catalog                                                   54               256             4,100
Other Businesses                                         887              (436)           (1,083)
Corporate Administration and Promotion               (20,942)          (27,127)          (24,358)
Restructuring expenses                                (3,908)           (1,091)               --
Investment income                                      1,519             1,798               127
Interest expense                                      (9,148)           (7,977)           (1,551)
Equity in operations of PTVI and other                  (375)          (13,871)             (378)
Gain (loss) on disposals                              (2,924)            1,728             4,272
Playboy.com registration statement expenses           (1,582)               --                --
Legal settlement                                        (622)               --                --
Other, net                                            (1,327)             (996)             (413)
------------------------------------------------------------------------------------------------
Total                                              $ (31,399)        $  (6,430)        $   7,025
================================================================================================
EBITDA
Entertainment                                      $  64,307         $  83,557         $  52,997
Publishing                                             7,498             6,570             7,313
Playboy Online                                       (23,497)           (9,037)           (6,500)
Catalog                                                  180               500             4,564
Other Businesses                                       1,084              (271)             (928)
Corporate Administration and Promotion               (21,789)          (21,506)          (18,179)
Restructuring expenses                                (3,908)           (1,091)               --
------------------------------------------------------------------------------------------------
Total                                              $  23,875         $  58,722         $  39,267
================================================================================================
Depreciation and amortization (2) (3)
Entertainment                                      $  39,020         $  39,182         $  26,832
Publishing                                               617               593               641
Playboy Online                                         1,702                29                28
Catalog                                                  126               244               464
Other Businesses                                         197               165               155
Corporate Administration and Promotion                 3,249             2,478             2,193
------------------------------------------------------------------------------------------------
Total                                              $  44,911         $  42,691         $  30,313
================================================================================================
Identifiable assets (2) (4)
Entertainment                                      $ 267,142         $ 281,167         $  85,783
Publishing                                            56,191            51,273            50,171
Playboy Online                                         7,675             4,739             1,282
Catalog                                                3,797            13,784            17,871
Other Businesses                                       5,003             7,082            10,410
Corporate Administration and Promotion                48,680            71,357            46,590
------------------------------------------------------------------------------------------------
Total                                              $ 388,488         $ 429,402         $ 212,107
================================================================================================

(1) Net revenues include revenues attributable to foreign countries of approximately $50,165, $71,495 and $45,230 in fiscal years 2000, 1999 and 1998, respectively. Revenues from individual foreign countries were not material. Revenues are generally attributed to countries based on the location of customers, except product marketing royalties where revenues are attributed based upon the location of licensees. In fiscal year 1999, revenues from PTVI exceeded 10% of the Company's total net revenues. See Note (C) Playboy TV International, LLC Joint Venture.

(2) Substantially all property and equipment and capital expenditures are reflected in Corporate Administration and Promotion; depreciation, however, is allocated to the reportable segments.

(3) Amounts include depreciation of property and equipment, amortization of intangible assets and amortization of investments in entertainment programming.

(4) Long-lived assets of the Company located in foreign countries were not material.

(W)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal years 2000 and 1999 (in thousands, except per share amounts):

                                                                      Quarters Ended
                                                       ----------------------------------------------
2000                                                      Mar. 31      June 30    Sept. 30     Dec. 31         Year
-------------------------------------------------------------------------------------------------------------------
Net revenues                                            $  73,103   $   77,182  $   77,890   $  79,547   $  307,722
Gross profit                                                6,716        7,620      11,843      16,174       42,353
Operating loss                                             (6,314)      (5,808)     (2,046)     (2,772)     (16,940)
Net loss                                                   (6,235)      (5,883)     (6,506)    (29,002)     (47,626)
Basic and diluted EPS                                       (0.26)       (0.24)      (0.27)      (1.19)  $    (1.96)
Common stock price
   Class A high                                          24 15/16     16 13/16          15     13 5/16
   Class A low                                           15 13/16       10 1/4      10 7/8       8 1/4
   Class B high                                            29 1/2       20 1/8          16      14 7/8
   Class B low                                          $  18 3/8   $   11 3/8  $   11 7/8   $  9 7/16
-------------------------------------------------------------------------------------------------------------------

                                                                      Quarters Ended
                                                       ----------------------------------------------
1999                                                      Mar. 31      June 30    Sept. 30     Dec. 31         Year
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
Common stock price
   Class A high                                            25 1/8           32    24 11/16      22 3/8
   Class A low                                             16 1/8       20 3/8    16 11/16      16 5/8
   Class B high                                          28 11/16       36 1/8     28 9/16      26 1/2
   Class B low                                          $17 15/16   $  23 5/16  $ 18 11/16   $19 11/16
-------------------------------------------------------------------------------------------------------------------

      Gross profit for the quarter ended March 31, 2000 cannot be calculated from the Company's Quarterly Report on Form 10-Q as a result of a $0.5 million reclassification of certain costs from "Cost of sales" to "Selling and administrative expenses." The net loss for the quarter included restructuring expenses of $0.2 million. See Note (D) Restructuring Expenses.

      The net loss for the quarter ended September 30, 2000 included an estimated nonoperating loss on the sale of its Critics' Choice Video business of $2.7 million. See Note (E) Gain (Loss) on Disposals. The net loss for the quarter also included nonoperating expenses of $1.5 million related to the withdrawal of the Playboy.com registration statement. See Note (T) Public Equity Offerings. Additionally, the net loss for the quarter included $0.6 million of nonoperating expense related to a legal settlement.

      The net loss for the quarter ended December 31, 2000 included restructuring expenses of $3.7 million. See Note (D) Restructuring Expenses. The net loss for the quarter also included an additional $0.2 million nonoperating loss on the sale of its Critics' Choice Video business. See Note (E) Gain (Loss) on Disposals. Additionally, the net loss for the quarter included noncash federal income tax expense of $24.1 million related to the Company's decision to increase the valuation allowance for its deferred tax assets. See Note (F) Income Taxes.

      The net loss for the quarter ended March 31, 1999 included a nonoperating gain on the sale of the Rhodes Casino of $1.7 million. See Note (E) Gain (Loss) on Disposals.

      The financial results for the quarter ended September 30, 1999 included significant annual library license fees from PTVI. See Note (C) Playboy TV International, LLC Joint Venture.

      The net loss for the quarter ended December 31, 1999 included restructuring expenses of $1.1 million. See Note (D) Restructuring Expenses. Additionally, the net loss for the quarter included a gain on disposal of discontinued operations of $0.2 million, net of tax. See Note (G) Discontinued Operations.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Playboy Enterprises, Inc.

      We have audited the accompanying consolidated balance sheet of Playboy Enterprises, Inc. as of December 31, 2000, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2000 listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. We did not audit the financial statements of Playboy TV International, LLC ("PTVI"), an unconsolidated affiliate accounted for using the equity method. Such investment was $2,398,065 at December 31, 2000, and equity in operations of PTVI was a loss of $283,095 for the year ended December 31, 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for PTVI, is based solely on the report of the other auditors.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playboy Enterprises, Inc. at December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Chicago, Illinois
February 20, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Playboy Enterprises, Inc.

      In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Playboy Enterprises, Inc. and its subsidiaries at December 31, 1999, and the results of their operations and comprehensive income and their cash flows for the fiscal years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. Our audit also included the financial statement schedule for the fiscal years ended December 31, 1999 and 1998 listed on the Index at Item 14(a). In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. These financial statements and schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Playboy TV International, LLC ("PTVI"), an unconsolidated affiliate accounted for using the equity method. Such investment aggregated $723,264 at December 31, 1999, and equity in operations of PTVI was $(12,744,717) in 1999. The financial statements of PTVI (Note C) were audited by other auditors whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for PTVI is based solely on the report of such other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements and financial statement schedule of Playboy Enterprises, Inc. for any period subsequent to December 31, 1999.

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

      Ernst & Young LLP, independent auditors, have audited and reported on the Company's consolidated financial statements for the fiscal year ended December 31, 2000. Their audit was performed in accordance with auditing standards generally accepted in the United States.

      The Audit Committee of the Board of Directors, composed of three nonmanagement directors, meets periodically with Ernst & Young LLP, management representatives and the Company's internal auditor to review internal accounting control and auditing and financial reporting matters. Both Ernst & Young LLP and the internal auditor have unrestricted access to the Audit Committee and may meet with it without management representatives being present.

Christie Hefner
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Linda G. Havard
Executive Vice President, Finance and Operations, and Chief Financial Officer
(Principal Financial and Accounting Officer)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On November 14, 2000, the Company appointed Ernst & Young LLP as the Company's independent auditors and dismissed PricewaterhouseCoopers LLP. The report of PricewaterhouseCoopers LLC on the financial statements of the Company for the fiscal years ended December 31, 1999 and 1998 contained no adverse opinion or disclaimer of opinion and neither of those reports was qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 1999 and 1998, and through November 14, 2000, there were no disagreements or reportable events. The decision to change firms was approved by the Audit Committee of the Company's Board of Directors.

                                    PART III

      Information required by Items 10, 11, 12 and 13 is contained in the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2001, which will be filed within 120 days after the close of the registrant's fiscal year ended December 31, 2000, and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Certain Documents Filed as Part of the Form 10-K

     Financial Statements of the registrant and supplementary data following are as set forth under Item 8 of this Form 10-K Annual Report:

                                                                           Page
                                                                           ----

      Consolidated Statements of Operations and Comprehensive Income
      (Loss) - Fiscal Years Ended December 31, 2000, 1999 and 1998          26

      Consolidated Balance Sheets - December 31, 2000 and 1999              27

      Consolidated Statements of Shareholders' Equity - Fiscal
      Years Ended December 31, 2000, 1999 and 1998                          28

      Consolidated Statements of Cash Flows - Fiscal Years Ended
      December 31, 2000, 1999 and 1998                                      29

      Notes to Consolidated Financial Statements                            30

      Report of Independent Auditors                                        47

      Report of Independent Accountants                                     48

      Report of Management                                                  49

      Schedule II - Valuation and Qualifying Accounts                       58

(b)  Reports on Form 8-K

      During the quarter ended December 31, 2000, the Company filed a Form 8-K Current Report dated October 19, 2000 as amended by an 8-K/A. The Company filed a Form 8-K/A Current Report dated November 14, 2000 under Item 4 of the report. The purpose of this report was to announce the dismissal of PricewaterhouseCoopers LLP as its independent auditors and, upon recommendation of its Audit Committee, the appointment of Ernst & Young LLP as its new independent auditors.

(c)   Exhibits

      See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PLAYBOY ENTERPRISES, INC.


March 22, 2001                             By /s/ Linda Havard
                                              --------------------------------
                                                  Linda G. Havard
                                                  Executive Vice President,
                                                  Finance and Operations,
                                                  and Chief Financial Officer
                                                 (Authorized Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christie Hefner                                              March 22, 2001
---------------------------------------------
Christie Hefner
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Richard S. Rosenzweig                                        March 22, 2001
---------------------------------------------
Richard S. Rosenzweig
Executive Vice President and Director

/s/ Dennis S. Bookshester                                        March 22, 2001
---------------------------------------------
Dennis S. Bookshester
Director

/s/ David I. Chemerow                                            March 22, 2001
---------------------------------------------
David I. Chemerow
Director

/s/ Donald G. Drapkin                                            March 22, 2001
---------------------------------------------
Donald G. Drapkin
Director

/s/ Sol Rosenthal                                                March 22, 2001
---------------------------------------------
Sol Rosenthal
Director

/s/ Sir Brian Wolfson                                            March 22, 2001
---------------------------------------------
Sir Brian Wolfson
Director

/s/ Linda Havard                                                 March 22, 2001
---------------------------------------------
Linda G. Havard
Executive Vice President,
Finance and Operations,
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

                                  EXHIBIT INDEX

      All agreements listed below may have additional exhibits which are not attached. All such exhibits are available upon request, provided the requesting party shall pay a fee for copies of such exhibits, which fee shall be limited to the Company's reasonable expenses incurred in furnishing these documents.

Exhibit                                                                                 Sequentially
Number          Description                                                             Numbered Page
------          -----------                                                             -------------
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

  2.3 Amendment, dated as of February 26, 1999, to the Agreement and Plan of Merger by and among Playboy Enterprises, Inc., New Playboy, Inc.,
            Playboy Acquisition Corp., Spice Acquisition Corp. and Spice
            Entertainment Companies, Inc. (incorporated by reference to Exhibit
            2.1 from the Current Report on Form 8-K dated March 9, 1999)

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

  3.4 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 from the March 15, 1999 Form 8-K)

  10.1      Playboy Magazine Printing and Binding Agreement

            #a    October 22, 1997 Agreement between Playboy Enterprises, Inc.
                  and Quad/Graphics, Inc. (incorporated by reference to Exhibit
                  10.4 from the Company's transition period report on Form 10-K for the six months ended December 31, 1997 (the "Transition
                  Period Form 10-K"))

            #b    Amendment to October 22, 1997 Agreement dated as of March 3,
                  2000 (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended
                  March 31, 2000)

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

  10.5      Agreement for Compressed Transponder Services effective as of March
            15, 1999 between Califa Entertainment Group, Inc. and Playboy
            Entertainment Group, Inc. (incorporated by reference to Exhibit 10.5 from the Company's annual report on Form 10-K for the year ended
            December 31, 1999 (the "1999 Form 10-K"))

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

  #10.9     Operating Agreement for Playboy TV International, LLC dated as of
            August 31, 1999 between Playboy Entertainment Group, Inc. and
            Victoria Springs Investments Ltd. (incorporated by reference to
            Exhibit 10.1 from the September 30, 1999 Form 10-Q)

  #10.10    Program Supply Agreement dated as of August 31, 1999 between Playboy
            Entertainment Group, Inc., Playboy TV International, LLC and PTV
            U.S., LLC (incorporated by reference to Exhibit 10.2 from the September 30, 1999 Form 10-Q)

  #10.11    Trademark License Agreement dated as of August 31, 1999 between
            Playboy Enterprises International, Inc. and Playboy TV
            International, LLC (incorporated by reference to Exhibit 10.3 from the September 30, 1999 Form 10-Q)

  10.12     Affiliation Agreement between Playboy Entertainment Group, Inc. and
            DirecTV, Inc. regarding the Satellite Distribution of Playboy TV

            a     Agreement dated November 15, 1993

            b     First Amendment to November 15, 1993 Agreement dated as of
                  April 19, 1994

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

            #e    Fourth Amendment to November 15, 1993 Agreement dated March
                  15, 1999 (incorporated by reference to Exhibit 10.1 from the June 30, 1999 Form 10-Q)

  @10.13    Fulfillment and Customer Service Services Agreement dated October 2,
            2000 between Infinity Resources, Inc. and Playboy.com, Inc.                 59-73

  10.14     Credit Agreement

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

            (items (f) and (g) incorporated by reference to Exhibits 10.18(f) and (g), respectively, from the 1999 Form 10-K)

            h Third Amendment to February 26, 1999 Credit Agreement dated as of June 9, 2000 (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000)

  10.15     Promissory Notes issued by Playboy.com, Inc. to Hugh M. Hefner a Promissory Note dated September 27, 2000 (incorporated by reference to Exhibit 10.2 from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (the
                  "September 30, 2000 Form 10-Q"))

            @b    Promissory Note dated December 29, 2000                               74-77

  10.16     Playboy Mansion West Lease Agreement, as amended, between Playboy
            Enterprises, Inc. and Hugh M. Hefner

            a     Letter of Interpretation of Lease

            b     Agreement of Lease

            (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)

            c     Amendment to Lease Agreement dated as of January 12, 1998
                  (incorporated by reference to Exhibit 10.2 from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998 (the "March 31, 1998 Form 10-Q"))

  10.17     Los Angeles Offices Lease Documents

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

  10.18     Chicago Office Lease Documents

            a     Office Lease dated April 7, 1988 by and between Playboy
                  Enterprises, Inc. and LaSalle National Bank as Trustee under
                  Trust No. 112912 (incorporated by reference to Exhibit 10.7(a) from the 1993 Form 10-K)

            b     First Amendment to April 7, 1988 Lease dated October 26, 1989
                  (incorporated by reference to Exhibit 10.15(b) from the 1995
                  Form 10-K)

            c     Second Amendment to April 7, 1988 Lease dated June 1, 1992
                  (incorporated by reference to Exhibit 10.1 from the December
                  31, 1992 Form 10-Q)

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

  10.19     New York Office Lease Agreement dated August 11, 1992 between
            Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)

  10.20     Itasca Warehouse Lease Documents

            a     Agreement dated as of September 6, 1996 between Centerpoint
                  Properties Corporation and Playboy Enterprises, Inc.
                  (incorporated by reference to Exhibit 10.23 from the 1996 Form
                  10-K)

            b     Amendment to September 6, 1996 Lease dated June 1, 1997
                  (incorporated by reference to Exhibit 10.25(b) from the Company's annual report on Form 10-K for the year ended June
                  30, 1997 (the "1997 Form 10-K"))

            @c    Real Estate Sublease Agreement dated October 2, 2000 between
                  Playboy Enterprises, Inc. and Infinity Resources, Inc.                78-81

  *10.21    Selected Company Remunerative Plans

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

  *10.22    1989 Option Plan

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

  *10.23    1991  Directors' Plan

            a Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Plan for Non-Employee Directors, as amended

            b     Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option
                  Agreement for Non-Employee Directors

            (items (a) and (b) incorporated by reference to Exhibits 10.4(rr) and (nn), respectively, from the 1991 Form 10-K)

  *10.24    1995 Stock Incentive Plan

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

            (items (b), (c) and (d) incorporated by reference to Exhibits 4.3,
            4.4 and 4.5, respectively, from the Company's Registration Statement
            No. 33-58145 on Form S-8 dated March 20, 1995)

            e     Form of Section 162(m) Restricted Stock Agreement for Section
                  162(m) Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(e) from the 1997 Form 10-K)

  *10.25    1997 Directors' Plan

            @a    1997 Equity Plan for Non-Employee Directors of Playboy
                  Enterprises, Inc., as amended                                         82-94

            b Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from the September 30, 1997 Form 10-Q)

  *10.26    Form of Nonqualified Option Agreement between Playboy Enterprises,
            Inc. and each of Dennis S. Bookshester and Sol Rosenthal
            (incorporated by reference to Exhibit 4.4 from the Company's
            Registration Statement No. 333-30185 on Form S-8 dated November 13,
            1996)

  *10.27    Employee Stock Purchase Plan

            a Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit
                  10.2 from the March 31, 1997 Form 10-Q)

            b     Amendment to Playboy Enterprises, Inc. Employee Stock Purchase
                  Plan, as amended and restated (incorporated by reference to Exhibit 10.4 from the June 30, 1999 Form 10-Q)

  *10.28    Selected Employment, Termination and Other Agreements

            a Playboy Enterprises, Inc. Severance Agreement (incorporated by reference to Exhibit 10.4(vv) from the 1991 Form 10-K)

            b     Amendment to Playboy Enterprises, Inc. Severance Agreement
                  (incorporated by reference to Exhibit 10.1(a) from the September 30, 2000 Form 10-Q)

            c Letter Agreement dated April 18, 1997 regarding employment of Linda Havard (incorporated by reference to Exhibit 10.3(f) from the March 31, 1997 Form 10-Q)

            d Letter Agreement dated September 26, 1997 regarding employment of Garry Saunders (incorporated by reference to Exhibit
                  10.5(b) from the September 30, 1997 Form 10-Q)

            e     1999-2000 Special Incentive/Bonus Plans for Garry Saunders
                  (incorporated by reference to Exhibit 10.31(j) from the 1999
                  Form 10-K)

            @f    Letter Agreement dated November 30, 2000 regarding employment
                  of Michael Carr                                                        95-96

            @g    Letter Agreement dated December 30, 2000 regarding employment
                  of James English                                                       97-100

  @21       Subsidiaries                                                                101-102

  @23.1     Consent of Ernst & Young LLP                                                    103

  @23.2     Consent of Deloitte & Touche LLP                                                104

  @23.3     Consent of PricewaterhouseCoopers LLP                                           105

  @99       Playboy TV International, LLC Joint Venture financial statements for
            the period ended December 31, 2000                                          106-117

----------
*     Indicates management compensation plan

# Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC

@     Filed herewith

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

==============================================================================================================================
             COLUMN A                           COLUMN B                   COLUMN C               COLUMN D         COLUMN E
------------------------------------------------------------------------------------------------------------------------------
                                                                          Additions
                                                                ----------------------------
                                                Balance at       Charged to       Charged to                        Balance at
                                                Beginning        Costs and          Other                              End
            Description                         of Period         Expenses         Accounts       Deductions        of Period
            -----------                       ------------      -----------      -----------      -----------      -----------
Allowance deducted in the balance sheet
  from the asset to which it applies:

Fiscal Year Ended December 31, 2000:

  Allowance for doubtful accounts             $     17,970      $       723      $     1,108(a)   $     3,807(b)   $    15,994
                                              ============      ===========      ===========      ===========      ===========

  Allowance for returns                       $     21,295      $        --      $    51,205(c)   $    43,685(d)   $    28,815
                                              ============      ===========      ===========      ===========      ===========

  Deferred tax asset valuation allowance      $     19,783      $    24,142(e)   $     1,119(f)   $        --      $    45,044
                                              ============      ===========      ===========      ===========      ===========

Fiscal Year Ended December 31, 1999:

  Allowance for doubtful accounts             $      6,349      $     1,920      $    11,670(a)   $     1,969(b)   $    17,970
                                              ============      ===========      ===========      ===========      ===========

  Allowance for returns                       $     21,644      $        --      $    56,024(c)   $    56,373(d)   $    21,295
                                              ============      ===========      ===========      ===========      ===========

  Deferred tax asset valuation allowance      $     15,438      $        --      $     4,345(f)   $        --      $    19,783
                                              ============      ===========      ===========      ===========      ===========

Fiscal Year Ended December 31, 1998:

  Allowance for doubtful accounts             $      4,467      $     2,371      $     1,810(a)   $     2,299(b)   $     6,349
                                              ============      ===========      ===========      ===========      ===========

  Allowance for returns                       $     27,187      $        --      $    58,880(c)   $    64,423(d)   $    21,644
                                              ============      ===========      ===========      ===========      ===========

  Deferred tax asset valuation allowance      $     16,504      $        --      $        --      $     1,066      $    15,438
                                              ============      ===========      ===========      ===========      ===========

Notes:

(a) Includes a $10,000 provision in fiscal year 1999 related to the Spice acquisition which was charged to goodwill and applied against a noncurrent note receivable. Also primarily represents provisions for unpaid subscriptions charged to net revenues.

(b)   Represents uncollectible accounts less recoveries.

(c) Represents provisions charged to net revenues for estimated returns of Playboy magazine, other domestic publishing products and domestic home videos.

(d)   Represents settlements on provisions previously recorded.

(e) Represents noncash federal income tax expense related to increasing the valuation allowance.

(f) Represents the unrealizable portion of the change in the gross deferred tax asset.