Form 10-Q
period 2001-03-31
PLAYBOY ENTERPRISES INC
filed 2001-05-14
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to ____________

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

                                 Yes |X| No |_|

      As of April 30, 2001, there were 4,864,102 shares of Class A Common Stock, par value $0.01 per share, and 19,439,620 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.    Financial Statements

                Condensed Consolidated Statements of Operations and Comprehensive Loss for the Quarters Ended March 31,
                2001 and 2000 (Unaudited)                                     3

                Condensed Consolidated Balance Sheets at March 31,
                2001 (Unaudited) and December 31, 2000                        4

                Condensed Consolidated Statements of Cash Flows for the
                Quarters Ended March 31, 2001 and 2000 (Unaudited)            5

                Notes to Condensed Consolidated Financial Statements          6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                9

                                     PART II
                                OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  14

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                   for the Quarters Ended March 31 (Unaudited)
                    (In thousands, except per share amounts)

                                                                 2001          2000
-----------------------------------------------------------------------------------
Net revenues                                                 $ 66,319      $ 73,103
-----------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                              (58,871)      (66,387)
   Selling and administrative expenses                        (12,338)      (12,773)
   Restructuring expenses                                          --          (257)
-----------------------------------------------------------------------------------
      Total costs and expenses                                (71,209)      (79,417)
-----------------------------------------------------------------------------------
Operating loss                                                 (4,890)       (6,314)
-----------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                              284           415
   Interest expense                                            (2,633)       (1,888)
   Equity in operations of Playboy TV International, LLC          459          (603)
   Loss on disposal                                              (100)           --
   Other, net                                                    (382)         (317)
-----------------------------------------------------------------------------------
      Total nonoperating expense                               (2,372)       (2,393)
-----------------------------------------------------------------------------------
Loss before income taxes and cumulative effect
   of change in accounting principle                           (7,262)       (8,707)
Income tax benefit (expense)                                     (314)        2,472
-----------------------------------------------------------------------------------
Loss before cumulative effect of change
   in accounting principle                                     (7,576)       (6,235)
Cumulative effect of change in
   accounting principle                                        (4,218)           --
-----------------------------------------------------------------------------------
Net loss                                                      (11,794)       (6,235)
-----------------------------------------------------------------------------------

Other comprehensive income (loss) (net of tax)
   Unrealized gain (loss) on marketable securities               (292)          151
   Derivative gain                                                128            --
   Foreign currency translation adjustment                         50            13
-----------------------------------------------------------------------------------
      Total other comprehensive income (loss)                    (114)          164
-----------------------------------------------------------------------------------
Comprehensive loss                                           $(11,908)     $ (6,071)
===================================================================================

Basic and diluted weighted average number
   of common shares outstanding                                24,281        24,201
===================================================================================

Basic and diluted loss per common share
Loss before cumulative effect of change
   in accounting principle                                   $  (0.32)     $  (0.26)
Cumulative effect of change in
   accounting principle                                         (0.17)           --
-----------------------------------------------------------------------------------
Net loss                                                     $  (0.49)     $  (0.26)
===================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                       (Unaudited)
                                                                         March 31,       Dec. 31,
                                                                              2001           2000
-------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                $   1,468      $   2,534
Marketable securities                                                        3,151          3,443
Receivables, net of allowance for doubtful accounts of
   $6,331 and $5,994, respectively                                          35,414         45,075
Receivables from related parties                                             8,523          7,575
Inventories, net                                                            22,165         20,700
Programming costs                                                               --         51,939
Deferred subscription acquisition costs                                     12,977         12,514
Other current assets                                                         9,945         11,554
-------------------------------------------------------------------------------------------------
   Total current assets                                                     93,643        155,334
-------------------------------------------------------------------------------------------------
Receivables from related parties                                            57,500         57,500
Property and equipment, net                                                 10,646         10,689
Programming costs                                                           57,242          3,515
Goodwill, net of amortization of $5,451 and $4,761, respectively            86,584         87,260
Trademarks, net of amortization of $15,482 and $14,701, respectively        51,557         52,585
Other noncurrent assets                                                     21,309         21,605
-------------------------------------------------------------------------------------------------
Total assets                                                             $ 378,481      $ 388,488
=================================================================================================

Liabilities
Financing obligations                                                    $   9,163      $   3,922
Financing obligations to related parties                                     5,000          5,000
Accounts payable                                                            20,363         25,295
Accounts payable to related parties                                            718            718
Accrued salaries, wages and employee benefits                                3,385          8,915
Deferred revenues                                                           49,096         41,898
Deferred revenues from related parties                                       5,570          4,397
Other liabilities and accrued expenses                                      15,270         16,861
-------------------------------------------------------------------------------------------------
   Total current liabilities                                               108,565        107,006
-------------------------------------------------------------------------------------------------
Financing obligations                                                       91,037         89,328
Financing obligations to related parties                                     5,000          5,000
Deferred revenues from related parties                                      50,450         50,875
Net deferred tax liabilities                                                 4,679          4,679
Other noncurrent liabilities                                                16,210         17,415
-------------------------------------------------------------------------------------------------
   Total liabilities                                                       275,941        274,303
-------------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102
     and 4,859,102 issued, respectively                                         49             49
   Class B nonvoting - 30,000,000 shares authorized; 19,678,409
     and 19,647,048 issued, respectively                                       197            196
Capital in excess of par value                                             120,781        120,519
Accumulated deficit                                                        (15,178)        (3,384)
Unearned compensation restricted stock                                      (2,713)        (2,713)
Accumulated other comprehensive loss                                          (596)          (482)
-------------------------------------------------------------------------------------------------
   Total shareholders' equity                                              102,540        114,185
-------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                               $ 378,481      $ 388,488
=================================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the Quarters Ended March 31 (Unaudited)
                                 (In thousands)

                                                                     2001         2000
--------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                        $(11,794)     $ (6,235)
Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation of property and equipment                            974           707
   Amortization of intangible assets                               2,084         1,912
   Equity in operations of Playboy TV International, LLC            (459)          603
   Loss on disposal                                                  100            --
   Cumulative effect of change in accounting principle             4,218            --
   Amortization of investments in entertainment programming        9,389         7,949
   Investments in entertainment programming                      (10,277)       (8,416)
   Net change in operating assets and liabilities                 (1,505)       (2,578)
   Other, net                                                        (36)          224
--------------------------------------------------------------------------------------
Net cash used for operating activities                            (7,306)       (5,834)
--------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from (payments on) disposal                                 163            (8)
Additions to property and equipment                                 (914)       (1,581)
Acquisition of Rouze Media, Inc.                                      --        (1,125)
Funding of equity interests                                           --          (106)
Purchase of marketable securities                                     --          (500)
Other, net                                                             3            --
--------------------------------------------------------------------------------------
Net cash used for investing activities                              (748)       (3,320)
--------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                5,000            --
Repayment of financing obligations                                  (800)      (15,000)
Net proceeds from revolving credit facility                        2,750            --
Deferred financing fees                                               --          (292)
Proceeds from stock plans                                            245           918
Other, net                                                          (207)           --
--------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities               6,988       (14,374)
--------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                         (1,066)      (23,528)
Cash and cash equivalents at beginning of period                   2,534        23,528
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $  1,468      $     --
======================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)   BASIS OF PREPARATION

      The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K") of Playboy Enterprises, Inc. and its subsidiaries (the "Company"). Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

(B)   RESTRUCTURING EXPENSES

      In fiscal year 1999, the Company began a cost reduction effort that led to a work force reduction of 49 employees, or approximately 6%, through Company-wide layoffs and attrition. This resulted in a $0.2 million restructuring charge related to the termination of eight employees in the first quarter of fiscal year 2000. All charges related to this restructuring were recorded and paid by December 31, 2000.

      In the fourth quarter of fiscal year 2000, realignment of senior management coupled with staff reductions led to an additional restructuring charge of $3.7 million related to the termination of 19 employees, or approximately 3% of the work force. A total of $3.1 million related to this restructuring was paid by March 31, 2001, resulting in a remaining liability of $0.6 million, most of which will be paid by the end of fiscal year 2001.

(C)   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      During the first quarter of fiscal year 2001, the Company adopted Statement of Financial Accounting Standards No. 139, Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89, and 121 ("Statement 139") and Statement of Position 00-2, Accounting by Producers or Distributors of Films ("SOP 00-2"). Statement 139 rescinds FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. SOP 00-2 establishes new film accounting and reporting standards for producers or distributors of films, including changes in revenue recognition and accounting for marketing, development and overhead costs. SOP 00-2 also requires all programming costs to be classified on the balance sheet as noncurrent assets. As a result of the adoption of SOP 00-2, the Company recorded a noncash, one-time charge of $4.2 million, or $0.17 per basic and diluted common share, in the first quarter of fiscal year 2001 representing a cumulative effect of change in accounting principle. The charge primarily relates to reversals of previously recognized revenues which under the new rules were not yet considered earned, combined with a write-off of marketing costs that were previously capitalized and are no longer capitalizable under the new rules.

(D)   OTHER COMPREHENSIVE INCOME (LOSS)

The following sets forth the components of other comprehensive income (loss), and the related income tax expense or benefit allocated to each item (in thousands):

                                                                (Unaudited)
                                                              Quarters Ended
                                                                 March 31,
                                                          ----------------------
                                                              2001          2000
--------------------------------------------------------------------------------
Unrealized gain (loss) on marketable securities (1)       $   (292)    $     151
Derivative gain (2)                                            128            --
Foreign currency translation adjustment (3)               $     50     $      13
--------------------------------------------------------------------------------

(1) Net of a related tax benefit of $0 and expense of $82 for the quarters ended March 31, 2001 and 2000, respectively.
(2)   Net of related tax expense of $0 for the quarter ended March 31, 2001.
(3) Net of related tax expense of $0 and $7 for the quarters ended March 31, 2001 and 2000, respectively.

(E)   DERIVATIVE INSTRUMENTS

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, which require all derivative instruments to be recognized as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of relationship. The adoption of these statements did not have a material impact on the Company's financial statements.

(F)   LOSS PER COMMON SHARE

      For the quarter ended March 31, 2001, options to purchase approximately 2,360,000 shares of the Company's Class B common stock and approximately 240,000 shares of Class B restricted stock awards were outstanding but were not included in the computation of diluted earnings per common share as the inclusion of these shares would have been antidilutive. As a result, the weighted average number of basic and diluted common shares outstanding for the quarter ended March 31, 2001 were equivalent.

(G)   INVENTORIES, NET

Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                       (Unaudited)
                                                         March 31,      Dec. 31,
                                                              2001          2000
--------------------------------------------------------------------------------
Paper                                                     $  6,866     $   6,432
Editorial and other prepublication costs                     7,666         6,987
Merchandise finished goods                                   7,633         7,281
--------------------------------------------------------------------------------
Total inventories, net                                    $ 22,165     $  20,700
================================================================================

(H)   PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

                                                       (Unaudited)
                                                         March 31,     Dec. 31,
                                                              2001         2000
-------------------------------------------------------------------------------
Land                                                      $    292    $     292
Buildings and improvements                                   8,524        8,512
Furniture and equipment                                     15,734       15,420
Leasehold improvements                                       9,981        9,950
Software                                                     3,827        3,232
-------------------------------------------------------------------------------
Total property and equipment                                38,358       37,406
Accumulated depreciation                                   (27,712)     (26,717)
-------------------------------------------------------------------------------
Total property and equipment, net                         $ 10,646    $  10,689
===============================================================================

(I)   FINANCING OBLIGATIONS

      At March 31, 2001, the Company had a $109.2 million credit facility, which was comprised of $74.2 million of term loans and a $35.0 million revolving credit facility. At March 31, 2001, $21.0 million was outstanding under the revolving facility. The credit agreement contains financial covenants requiring the Company to maintain certain leverage, interest coverage and fixed charge coverage ratios. The Company has continued to meet all of the financial covenants through March 31, 2001. It is currently in discussions with its lenders to amend future financial covenant levels and other terms of the credit agreement.

      Playboy.com, Inc. ("Playboy.com") has been in active discussions with potential strategic partners regarding private placement investments. On March 7, 2001 and April 2, 2001, Playboy.com received $5.0 million from each of two strategic investors. Both amounts are represented by convertible promissory notes which will convert into a new class of preferred stock of Playboy.com under certain circumstances. The notes are due and payable on August 13, 2001 unless earlier converted. The Company has agreed to repay the promissory notes in shares of its Class B common stock upon the occurrence of specified events, including a failure by Playboy.com to make principal or interest payments on the notes when due. Playboy.com is currently in discussions with strategic investors to raise additional capital.

(J)   SEGMENT INFORMATION

The following tables represent financial information by reportable segment (in thousands):

                                                                (Unaudited)
                                                               Quarters Ended
                                                                  March 31,
                                                           --------------------
                                                               2001        2000
-------------------------------------------------------------------------------
Net revenues
Entertainment                                              $ 24,692    $ 22,604
Publishing                                                   29,827      32,092
Playboy Online                                                6,792       5,781
Catalog                                                       2,980      10,824
Other Businesses                                              2,028       1,802
-------------------------------------------------------------------------------
Total                                                      $ 66,319    $ 73,103
===============================================================================
Loss before income taxes and cumulative effect
  of change in accounting principle
Entertainment                                              $  5,235    $  3,679
Publishing                                                   (1,014)      1,615
Playboy Online                                               (5,435)     (5,713)
Catalog                                                        (145)       (400)
Other Businesses                                                512         218
Corporate Administration and Promotion                       (4,043)     (5,456)
Restructuring expenses                                           --        (257)
Investment income                                               284         415
Interest expense                                             (2,633)     (1,888)
Equity in operations of Playboy TV International, LLC           459        (603)
Loss on disposal                                               (100)         --
Other, net                                                     (382)       (317)
-------------------------------------------------------------------------------
Total                                                      $ (7,262)   $ (8,707)
===============================================================================
EBITDA (1)
Entertainment                                              $ 16,072    $ 13,052
Publishing                                                     (844)      1,752
Playboy Online                                               (4,985)     (5,456)
Catalog                                                        (138)       (357)
Other Businesses                                                565         265
Corporate Administration and Promotion                       (3,097)     (4,446)
Restructuring expenses                                           --        (257)
-------------------------------------------------------------------------------
Total                                                      $  7,573    $  4,553
===============================================================================

(1) EBITDA represents earnings before interest expense, income taxes, cumulative effect of change in accounting principle, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees and equity in operations of Playboy TV International, LLC ("PTVI"). EBITDA should not be considered an alternative to any measure of performance or liquidity under generally accepted accounting principles. Similarly, it should not be inferred that EBITDA is more meaningful than any of those measures.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following is a summary of the results of operations of the Company for the periods indicated below (in millions):

                                                              Quarters Ended
                                                                 March 31,
                                                          ---------------------
                                                              2001         2000
-------------------------------------------------------------------------------
Net revenues                                              $   66.3     $   73.1
===============================================================================
Segment loss                                              $   (4.9)    $   (6.1)
Restructuring expenses                                          --         (0.2)
-------------------------------------------------------------------------------
Operating loss                                            $   (4.9)    $   (6.3)
===============================================================================
Net loss                                                  $  (11.8)    $   (6.2)
===============================================================================
Basic and diluted net loss per common share               $  (0.49)    $  (0.26)
===============================================================================

      The Company's revenues decreased 9% to $66.3 million for the quarter ended March 31, 2001 compared to the prior year quarter primarily due to the sale of the Critics' Choice Video businesses in October 2000.

      The improvement in operating performance of $1.4 million was primarily due to better performance from all of the operating groups except Publishing, primarily Entertainment. Corporate Administration and Promotion expenses were also lower.

      The higher net loss for the current year quarter included a $4.2 million noncash, one-time charge for a cumulative effect of change in accounting principle related to the adoption of SOP 00-2, Accounting by Producers or Distributors of Films.

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

ENTERTAINMENT GROUP

The revenues and segment income of the Entertainment Group were as follows for the periods indicated below (in millions):

                                                              Quarters Ended
                                                                  March 31,
                                                          ---------------------
                                                              2001         2000
-------------------------------------------------------------------------------
Revenues
Domestic TV networks                                      $   19.0    $    19.1
International TV                                               2.8          2.1
Worldwide home video                                           2.9          1.3
Movies and other                                                --          0.1
-------------------------------------------------------------------------------
Total revenues                                            $   24.7    $    22.6
===============================================================================
Segment income
Before programming expense                                $   14.6    $    11.6
Programming expense                                           (9.4)        (7.9)
-------------------------------------------------------------------------------
Total segment income                                      $    5.2    $     3.7
===============================================================================

      Entertainment Group revenues increased $2.1 million, or 9%, compared to the prior year quarter primarily due to higher worldwide home video and international TV revenues. Segment income increased $1.5 million, or 42%, reflecting the higher worldwide home video and international TV revenues combined with higher profit contribution from domestic TV networks, partially offset by higher programming amortization expenses.

      The following discussion focuses on the profit contribution of each business before programming expense.

Domestic TV Networks

      Revenues from domestic TV networks were basically flat compared to the prior year quarter. Higher Spice revenues were offset by lower Playboy TV revenues, as higher digital cable revenues were more than offset by lower analog cable revenues. Profit contribution increased $1.1 million primarily as a result of the higher Spice revenues combined with lower costs for both Spice and Playboy TV, partially offset by the decrease in Playboy TV revenues.

The following is the approximate number of the Company's households for the periods indicated below (in millions):

                                            March 31,     Dec. 31,     March 31,
                                                 2001         2000          2000
--------------------------------------------------------------------------------
Playboy TV (1):
    Cable analog addressable                     10.0         11.0          11.2
    Cable digital                                 4.5          3.2           1.5
    Satellite direct-to-home                     16.4         15.4          13.1
Spice (1):
    Cable analog addressable                     10.5         12.0          13.7
    Cable digital                                 5.3          4.5           2.9
--------------------------------------------------------------------------------

(1) There is an overlap of cable analog addressable and digital households due to some cable operators offering both analog and digital platforms to the same households.

International TV

      For the current year quarter, both revenues and profit contribution from the international TV business increased $0.7 million.

Worldwide Home Video

      For the current year quarter, profit contribution increased $1.3 million on a $1.6 million, or 123%, increase in revenues. These increases were primarily due to higher domestic DVD sales combined with higher international sales of The Eros Collection titles through a one-time multi-territory deal.

Movies and Other

      For the current year quarter, both revenues and profit contribution from movies and other businesses decreased $0.1 million. The Entertainment Group's administrative expenses increased $0.1 million compared to the prior year quarter.

Programming Expense

      Programming amortization expense increased $1.5 million for the current year quarter primarily as a result of higher domestic TV networks amortization related to Spice and Playboy TV live events. Also contributing to the increase was higher amortization related to the higher PTVI and domestic home video revenues.

PUBLISHING GROUP

The revenues and segment performance of the Publishing Group were as follows for the periods indicated below (in millions):

                                                              Quarters Ended
                                                                 March 31,
                                                          ----------------------
                                                              2001          2000
--------------------------------------------------------------------------------
Revenues
Playboy magazine                                          $   23.2     $    25.4
Other domestic publishing                                      3.9           4.0
International publishing                                       2.7           2.7
--------------------------------------------------------------------------------
Total revenues                                            $   29.8     $    32.1
================================================================================
Segment income (loss)                                     $   (1.0)    $     1.6
================================================================================

      Publishing Group revenues for the quarter ended March 31, 2001 decreased $2.3 million, or 7%, compared to the prior year quarter principally due to lower revenues from Playboy magazine.

      Playboy magazine revenues decreased $2.2 million, or 9%, compared to the prior year quarter. Circulation revenues decreased $1.8 million, or 10%, primarily due to a $1.2 million, or 28%, decrease in newsstand revenues. The lower newsstand revenues were primarily the result of an unfavorable variance related to newsstand sales adjustments for prior issues combined with fewer U.S. and Canadian newsstand copies sold. Additionally, subscription revenues decreased $0.6 million, or 5%. Advertising revenues decreased $0.4 million, or 5%, due to fewer ad pages, partially offset by higher average net revenue per page. Advertising sales for the second quarter magazine issues are closed and the Company expects to report 10% higher ad revenues and 9% more ad pages compared to the quarter ended June 30, 2000. As a result, ad revenues for the first half of fiscal year 2001 are expected to be higher compared to the prior year period.

      Revenues from the other domestic publishing and international publishing businesses remained relatively flat compared to the prior year quarter.

      The Publishing Group's segment performance declined $2.6 million from the prior year quarter primarily due to the lower Playboy magazine revenues.

PLAYBOY ONLINE GROUP

The revenues and segment losses of the Playboy Online Group were as follows for the periods indicated below (in millions):

                                                              Quarters Ended
                                                                 March 31,
                                                          ---------------------
                                                              2001         2000
-------------------------------------------------------------------------------
Revenues                                                  $    6.8     $    5.8
===============================================================================
Segment loss                                              $   (5.4)    $   (5.7)
===============================================================================

      For the quarter ended March 31, 2001, Playboy Online Group revenues increased $1.0 million, or 17%, compared to the prior year quarter due to higher e-commerce and subscription revenues. Despite the absence of revenues from CCVideo.com, which was sold in October 2000 as discussed below, e-commerce revenues increased primarily due to higher revenues from the Playboy Store. Partially offsetting the above were weaker advertising and sponsorships revenues, an industry-wide issue.

      For the current year quarter, the Playboy Online Group's segment loss decreased $0.3 million, or 5%, compared to the prior year quarter in spite of higher administrative expenses principally due to arms-length trademark, content and administrative fees to the parent company, most of which were not charged to Playboy.com until the fourth quarter of fiscal year 2000.

CATALOG GROUP

The revenues and segment losses of the Catalog Group were as follows for the periods indicated below (in millions):

                                                             Quarters Ended
                                                                March 31,
                                                         ----------------------
                                                             2001          2000
-------------------------------------------------------------------------------
Revenues                                                 $    3.0     $    10.8
===============================================================================
Segment loss                                             $   (0.1)    $    (0.4)
===============================================================================

      For the quarter ended March 31, 2001, revenues decreased $7.8 million, or 72%, and the segment loss decreased $0.3 million, or 64%, compared to the prior year quarter. These changes were the result of management's decision to divest this non-strategic business. In October 2000, the Company completed the sale of its Critics' Choice Video businesses and fulfillment and customer service operations to Infinity Resources, Inc.

      The Company expects to effect a sale of its Collectors' Choice Music catalog and related Internet business in fiscal year 2001, at which time the Company's presence in the catalog business will end.

OTHER BUSINESSES GROUP

The revenues and segment income of the Other Businesses Group were as follows for the periods indicated below (in millions):

                                                             Quarters Ended
                                                                March 31,
                                                         ----------------------
                                                             2001          2000
-------------------------------------------------------------------------------
Revenues                                                 $    2.0     $     1.8
===============================================================================
Segment income                                           $    0.5     $     0.2
===============================================================================

      For the quarter ended March 31, 2001, segment income from the Other Businesses Group increased $0.3 million on a $0.2 million, or 13%, increase in revenues primarily due to growth in the Company's licensed branded products business.

CORPORATE ADMINISTRATION AND PROMOTION

      For the quarter ended March 31, 2001, Corporate Administration and Promotion expenses of $4.0 million decreased $1.4 million, or 26%, primarily reflecting a reduction of expenses related to the arms-length trademark, content and administrative fees from Playboy.com.

RESTRUCTURING EXPENSES

      For the quarter ended March 31, 2000, a $0.2 million restructuring charge was recorded related to the termination of eight employees in that quarter.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2001, the Company had $1.5 million in cash and cash equivalents and $110.2 million in total financing obligations compared to $2.5 million in cash and cash equivalents and $103.3 million in total financing obligations at December 31, 2000. The financing obligations at March 31, 2001 and December 31, 2000 included $15.0 million and $10.0 million, respectively, in loans made directly to Playboy.com. Historically, the Company has financed its working capital and capital expenditure requirements primarily from cash generated from operations, short- and long-term borrowings and sales of equity. The Company's current liquidity requirements are being provided by a $109.2 million credit facility, which is comprised of $74.2 million of term loans and a $35.0 million revolving credit facility. At March 31, 2001, $21.0 million was outstanding under the revolving facility.

      The credit agreement contains financial covenants requiring the Company to maintain certain leverage, interest coverage and fixed charge coverage ratios. The Company has continued to meet all of the financial covenants through March 31, 2001. It is currently in discussions with its lenders to amend future financial covenant levels and other terms of the credit agreement.

      Playboy.com has been in active discussions with potential strategic partners regarding private placement investments. On March 7, 2001 and April 2, 2001, Playboy.com received $5.0 million from each of two strategic investors. Both amounts are represented by convertible promissory notes which will convert into a new class of preferred stock of Playboy.com under certain circumstances. The notes are due and payable on August 13, 2001 unless earlier converted. The Company has agreed to repay the promissory notes in shares of its Class B common stock upon the occurrence of specified events, including a failure by Playboy.com to make principal or interest payments on the notes when due. Playboy.com is currently in discussions with strategic investors to raise additional capital.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used for operating activities was $7.3 million for the current year quarter which reflected $10.3 million of investments in Company-produced and licensed entertainment programming.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $0.7 million for the current year quarter primarily due to $0.9 million of additions to property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities was $7.0 million for the current year quarter principally due to the $5.0 million loan from the strategic investor and $2.8 million in borrowings from the Company's revolving credit facility.

FORWARD-LOOKING STATEMENTS

      This Form 10-Q Quarterly Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (1) foreign, national, state and local government regulation, actions or initiatives, including (a) attempts to limit or otherwise regulate the sale, distribution or transmission of adult-oriented materials, including print, video and online materials, (b) changes in or increased regulation of gaming businesses and the impact of federal and state laws on gaming businesses generally, (c) limitations on the advertisement of tobacco, alcohol and other products which are important sources of advertising revenue, or (d) substantive changes in postal regulations or rates which could increase the Company's postage and distribution costs; (2) increases in paper or printing costs; (3) changes in distribution technology and/or unforeseen delays in the implementation of that technology by the cable and DTH industries, which might affect the Company's plans and assumptions regarding carriage of its networks; (4) increased competition for transponders and channel space and any decline in the Company's access to, and acceptance by, cable and DTH systems or any deterioration in the terms of fee arrangements with operators of these systems; (5) increased competition for advertisers from other publications, media or online providers or any decrease in spending by advertisers, either generally or with respect to the adult male market; (6) effects of the national consolidation of the single-copy magazine distribution system; (7) increasing competition in the cable, DTH and Internet markets; (8) changes in consumer purchasing habits, viewing patterns or fashion trends or changes in the retail sales environment which could reduce demand for the Company's products and impact its advertising revenues; (9) uncertainty of the viability of the online gaming, e-commerce, advertising and subscription businesses; (10) the Company's ability to obtain adequate third-party financing, including equity investments, to fund the Company's online business, and the timing and terms of such financing; (11) reliance on third parties for technology and distribution for the online business; (12) the Company's ability to obtain licenses and approvals under applicable jurisdictional gaming laws and regulations; (13) risks associated with foreign operations, including market acceptance and demand for the Company's products and the products of its licensees, the Company's ability to protect its trademarks and other intellectual property and the Company's ability to manage the risk associated with its exposure to foreign currency exchange rate fluctuations; (14) changes in interest rates; (15) general economic conditions which can negatively impact advertising and consumer spending habits; and (16) attempts by consumers or citizens groups to exclude the Company's programming from local pay television distribution.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number                                Description
------                                -----------

      10.1 SKYNET Transponder Service Agreement dated March 1, 2001 between Playboy Entertainment Group, Inc. and LORAL SKYNET

      10.2 First Amendment to Operating Agreement for Playboy TV International, LLC dated September 24, 1999

      10.3 Second Amendment to Operating Agreement for Playboy TV International, LLC dated December 28, 2000

     #10.4 Binding Letter of Intent dated March 7, 2001 amending the Operating Agreement, Program Supply Agreement and Trademark License Agreement relating to Playboy TV International, LLC

      10.5 First Amendment to December 29, 2000 Promissory Note dated February 15, 2001

     #10.6 Second Amendment to December 29, 2000 Promissory Note and Acknowledgement of Subordination Agreement dated March 7, 2001

      10.7     Playboy Enterprises, Inc. Severance Agreement

----------
# Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PLAYBOY ENTERPRISES, INC.
                                                     (Registrant)


Date  May 14, 2001                      By      s/ Linda Havard
      -------------                             --------------------------------
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