Form 10-Q/A
period 1999-09-30
PLAYBOY ENTERPRISES INC
filed 2001-08-02
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                FORM 10-Q/A
                              AMENDMENT NO. 1


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 1999

                                     OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ................ to ..................


                      Commission file number 1-14790


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes X No __


As of October 31, 1999, there were 4,748,954 shares of Class A Common Stock, par value $0.01 per share, and 18,868,606 shares of Class B Common Stock, par value $0.01 per share, outstanding.


                              EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 1999 constitutes Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (the "Form 10-Q") and is being filed to amend exhibits 10.1, 10.2 and
10.3 to the Form 10-Q in connection with the Securities and Exchange Commission's review of the registrant's confidential treatment request relating to portions of such exhibits.


                                  PART II
                             OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit
Number                          Description

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

#10.2 Program Supply Agreement dated as of August 31, 1999 between Playboy Entertainment Group, Inc., Playboy TV International LLC and PTV U.S., LLC

#10.3 Trademark License Agreement dated as of August 31, 1999 between Playboy Enterprises International, Inc. and Playboy TV International, LLC

 10.4 Playboy Magazine Distribution Agreement dated as of July 2, 1999 between Playboy Enterprises, Inc. and Warner Publisher Services, Inc.*

 10.5 Waiver dated as of November 3, 1999 to the Credit Agreement dated as of February 26, 1999, among Playboy Enterprises, Inc., PEI Holdings, Inc., the Lenders named in the Credit Agreement, and Credit Suisse First Boston, as Administrative Agent, as Collateral Agent and as Issuing Bank*

 27           Financial Data Schedule*

----------------------
# Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

* Incorporated by reference to the corresponding exhibit to the Form 10-Q, filed with the Securities and Exchange Commission on November 12, 1999.

(b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.


                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PLAYBOY ENTERPRISES, INC.


Date:  August 2, 2001                     By:  /s/ Howard Shapiro
                                               --------------------------
                                               Howard Shapiro
                                               Executive Vice President,
                                                  Law and Administration,
                                                  General Counsel and Secretary








                               EXHIBIT INDEX

Exhibit
Number                       Description

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

#10.2 Program Supply Agreement dated as of August 31, 1999 between Playboy Entertainment Group, Inc., Playboy TV International LLC and PTV U.S., LLC

#10.3 Trademark License Agreement dated as of August 31, 1999 between Playboy Enterprises International, Inc. and Playboy TV International, LLC

 10.4 Playboy Magazine Distribution Agreement dated as of July 2, 1999 between Playboy Enterprises, Inc. and Warner Publisher Services, Inc.*

 10.5 Waiver dated as of November 3, 1999 to the Credit Agreement dated as of February 26, 1999, among Playboy Enterprises, Inc., PEI Holdings, Inc., the Lenders named in the Credit Agreement, and Credit Suisse First Boston, as Administrative Agent, as Collateral Agent and as Issuing Bank*

 27           Financial Data Schedule*

-------------------------
# Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

* Incorporated by reference to the corresponding exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed with the Securities and Exchange Commission on November 12, 1999.