Form 10-Q
period 2001-06-30
PLAYBOY ENTERPRISES INC
filed 2001-08-14
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

                                 Yes |X| No |_|

      As of July 31, 2001, there were 4,864,102 shares of Class A common stock, par value $0.01 per share, and 19,636,521 shares of Class B common stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

          Condensed Consolidated Statements of Operations and
          Comprehensive Loss for the Quarters Ended June 30,
          2001 and 2000 (Unaudited)                                           3

          Condensed Consolidated Statements of Operations and
          Comprehensive Loss for the Six Months Ended June 30,
          2001 and 2000 (Unaudited)                                           4

          Condensed Consolidated Balance Sheets at June 30,
          2001 (Unaudited) and December 31, 2000                              5

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2001 and 2000 (Unaudited)                 6

          Notes to Condensed Consolidated Financial Statements                7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  11

                                     PART II
                                OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                  18

Item 6. Exhibits and Reports on Form 8-K                                     18

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                   for the Quarters Ended June 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                                  2001           2000
-------------------------------------------------------------------------------------
Net revenues                                                  $ 72,819       $ 77,182
-------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                               (63,696)       (69,562)
   Selling and administrative expenses                         (13,859)       (13,428)
-------------------------------------------------------------------------------------
      Total costs and expenses                                 (77,555)       (82,990)
-------------------------------------------------------------------------------------
Operating loss                                                  (4,736)        (5,808)
-------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                               336            274
   Interest expense                                             (2,737)        (2,231)
   Equity in operations of Playboy TV International, LLC           (38)          (205)
   Other, net                                                     (455)          (318)
-------------------------------------------------------------------------------------
      Total nonoperating expense                                (2,894)        (2,480)
-------------------------------------------------------------------------------------
Loss before income taxes                                        (7,630)        (8,288)
Income tax benefit (expense)                                      (340)         2,405
-------------------------------------------------------------------------------------
Net loss                                                        (7,970)        (5,883)
-------------------------------------------------------------------------------------

Other comprehensive income (loss) (net of tax)
   Unrealized gain (loss) on marketable securities                 149           (125)
   Derivative loss                                                (225)            --
   Foreign currency translation adjustment                          14            (25)
-------------------------------------------------------------------------------------
      Total other comprehensive loss                               (62)          (150)
-------------------------------------------------------------------------------------
Comprehensive loss                                            $ (8,032)      $ (6,033)
=====================================================================================

Basic and diluted weighted average number
   of common shares outstanding                                 24,339         24,239
=====================================================================================

Basic and diluted net loss per common share                   $  (0.32)      $  (0.24)
=====================================================================================

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

                                                                   2001            2000
---------------------------------------------------------------------------------------
Net revenues                                                  $ 139,138       $ 150,285
---------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                               (122,567)       (135,949)
   Selling and administrative expenses                          (26,197)        (26,201)
   Restructuring expenses                                            --            (257)
---------------------------------------------------------------------------------------
      Total costs and expenses                                 (148,764)       (162,407)
---------------------------------------------------------------------------------------
Operating loss                                                   (9,626)        (12,122)
---------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                620             689
   Interest expense                                              (5,370)         (4,119)
   Equity in operations of Playboy TV International, LLC            421            (808)
   Loss on disposal                                                (100)             --
   Other, net                                                      (837)           (635)
---------------------------------------------------------------------------------------
      Total nonoperating expense                                 (5,266)         (4,873)
---------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect
   of change in accounting principle                            (14,892)        (16,995)
Income tax benefit (expense)                                       (654)          4,877
---------------------------------------------------------------------------------------
Loss before cumulative effect of change
   in accounting principle                                      (15,546)        (12,118)
Cumulative effect of change in
   accounting principle                                          (4,218)             --
---------------------------------------------------------------------------------------
Net loss                                                        (19,764)        (12,118)
---------------------------------------------------------------------------------------

Other comprehensive income (loss) (net of tax)
   Unrealized gain (loss) on marketable securities                 (143)             26
   Derivative loss                                                  (97)             --
   Foreign currency translation adjustment                           64             (12)
---------------------------------------------------------------------------------------
      Total other comprehensive income (loss)                      (176)             14
---------------------------------------------------------------------------------------
Comprehensive loss                                            $ (19,940)      $ (12,104)
=======================================================================================

Basic and diluted weighted average number
   of common shares outstanding                                  24,310          24,220
=======================================================================================

Basic and diluted loss per common share
Loss before cumulative effect of change
   in accounting principle                                    $   (0.64)      $   (0.50)
Cumulative effect of change in
   accounting principle                                           (0.17)             --
---------------------------------------------------------------------------------------
Net loss                                                      $   (0.81)      $   (0.50)
=======================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                        (Unaudited)
                                                                           June 30,        Dec. 31,
                                                                               2001            2000
---------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                 $   1,658       $   2,534
Marketable securities                                                         3,322           3,443
Receivables, net of allowance for doubtful accounts of
   $6,342 and $5,994, respectively                                           36,360          45,075
Receivables from related parties                                              6,974           7,575
Inventories, net                                                             19,262          20,700
Programming costs                                                                --          51,939
Deferred subscription acquisition costs                                      10,849          12,514
Other current assets                                                         10,898          11,554
---------------------------------------------------------------------------------------------------
   Total current assets                                                      89,323         155,334
---------------------------------------------------------------------------------------------------
Receivables from related parties                                             57,500          57,500
Property and equipment, net                                                  10,316          10,689
Programming costs                                                            56,192           3,515
Goodwill, net of amortization of $6,138 and $4,761, respectively             85,898          87,260
Trademarks, net of amortization of $16,263 and $14,701, respectively         51,728          52,585
Other noncurrent assets                                                      21,672          21,605
---------------------------------------------------------------------------------------------------
Total assets                                                              $ 372,629       $ 388,488
===================================================================================================

Liabilities
Financing obligations                                                     $  14,524       $   3,922
Financing obligations to related parties                                      5,000           5,000
Accounts payable                                                             18,389          25,295
Accounts payable to related parties                                           1,045             718
Accrued salaries, wages and employee benefits                                 3,373           8,915
Deferred revenues                                                            45,058          41,898
Deferred revenues from related parties                                        4,854           4,397
Other liabilities and accrued expenses                                       16,593          16,861
---------------------------------------------------------------------------------------------------
   Total current liabilities                                                108,836         107,006
---------------------------------------------------------------------------------------------------
Financing obligations                                                        91,886          89,328
Financing obligations to related parties                                      5,000           5,000
Deferred revenues from related parties                                       50,025          50,875
Net deferred tax liabilities                                                  4,679           4,679
Other noncurrent liabilities                                                 16,116          17,415
---------------------------------------------------------------------------------------------------
   Total liabilities                                                        276,542         274,303
---------------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
    Class A voting - 7,500,000 shares authorized; 4,864,102
     and 4,859,102 issued, respectively                                          49              49
    Class B nonvoting - 30,000,000 shares authorized; 19,866,472
     and 19,647,048 issued, respectively                                        199             196
Capital in excess of par value                                              122,334         120,519
Accumulated deficit                                                         (23,148)         (3,384)
Unearned compensation restricted stock                                       (2,689)         (2,713)
Accumulated other comprehensive loss                                           (658)           (482)
---------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                96,087         114,185
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                $ 372,629       $ 388,488
===================================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the Six Months Ended June 30 (Unaudited)
                                 (In thousands)

                                                                     2001           2000
----------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                         $(19,764)      $(12,118)
Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation of property and equipment                           1,944          1,515
   Amortization of intangible assets                                4,184          3,904
   Equity in operations of Playboy TV International, LLC             (421)           808
   Loss on disposal                                                   100             --
   Cumulative effect of change in accounting principle              4,218             --
   Amortization of investments in entertainment programming        19,291         16,392
   Investments in entertainment programming                       (19,129)       (17,144)
   Net change in operating assets and liabilities                  (3,838)        (8,500)
   Other, net                                                         (13)           417
----------------------------------------------------------------------------------------
Net cash used for operating activities                            (13,428)       (14,726)
----------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from (payments on) disposal                                  186            (18)
Additions to property and equipment                                (1,551)        (3,358)
Acquisition of Rouze Media, Inc.                                       --         (1,125)
Funding of equity interests                                          (538)          (880)
Purchase of marketable securities                                     (22)          (532)
Other, net                                                              3             --
----------------------------------------------------------------------------------------
Net cash used for investing activities                             (1,922)        (5,913)
----------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                10,000             --
Repayment of financing obligations                                 (1,840)       (15,000)
Net proceeds from revolving credit facility                         5,000         11,500
Deferred financing fees                                              (284)          (582)
Proceeds from stock plans                                           1,805          1,193
Other, net                                                           (207)            --
----------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities               14,474         (2,889)
----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                            (876)       (23,528)
Cash and cash equivalents at beginning of period                    2,534         23,528
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $  1,658       $     --
========================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)   BASIS OF PREPARATION

      The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of Playboy Enterprises, Inc. and its subsidiaries (the "Company"). Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

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

      In the fourth quarter of fiscal year 2000, realignment of senior management coupled with staff reductions led to an additional restructuring charge of $3.7 million related to the termination of 19 employees, or approximately 3% of the work force. A total of $3.4 million related to this restructuring was paid by June 30, 2001, resulting in a remaining liability of $0.3 million, most of which will be paid by the end of fiscal year 2001.

(C)   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      During the first quarter of fiscal year 2001, the Company adopted Statement of Financial Accounting Standards No. 139, Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89, and 121 ("Statement 139") and Statement of Position 00-2, Accounting by Producers or Distributors of Films ("SOP 00-2"). Statement 139 rescinds FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. SOP 00-2 establishes new film accounting and reporting standards for producers or distributors of films, including changes in revenue recognition and accounting for marketing, development and overhead costs. SOP 00-2 also requires all programming costs to be classified on the balance sheet as noncurrent assets. As a result of the adoption of SOP 00-2, the Company recorded a noncash, one-time charge of $4.2 million, or $0.17 per basic and diluted common share, in the first quarter of fiscal year 2001, representing a cumulative effect of change in accounting principle. The charge primarily relates to reversals of previously recognized revenues which under the new rules were not yet considered earned, combined with a write-off of marketing costs that were previously capitalized and are no longer capitalizable under the new rules.

(D)   OTHER COMPREHENSIVE INCOME (LOSS)

The following sets forth the components of other comprehensive income (loss), and any related income tax expense or benefit allocated to each item (in thousands):

                                                             (Unaudited)           (Unaudited)
                                                           Quarters Ended        Six Months Ended
                                                              June 30,               June 30,
                                                         -------------------     ----------------
                                                          2001        2000        2001       2000
-------------------------------------------------------------------------------------------------
Unrealized gain (loss) on marketable securities (1)      $ 149       $(125)      $(143)      $ 26
Derivative loss                                           (225)         --         (97)        --
Foreign currency translation adjustment (2)              $  14       $ (25)      $  64       $(12)
-------------------------------------------------------------------------------------------------

(1) Net of a related tax benefit of $67 and expense of $15 for the quarter and six months ended June 30, 2000, respectively.
(2) Net of a related tax benefit of $13 and $6 for the quarter and six months ended June 30, 2000, respectively.

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

(F)   LOSS PER COMMON SHARE

      For the quarter and six months ended June 30, 2001, options to purchase approximately 2,330,000 and 2,345,000 shares, respectively, of the Company's Class B common stock and approximately 240,000 shares of Class B restricted stock awards were outstanding but were not included in the computation of diluted earnings per common share as the inclusion of these shares would have been antidilutive. As a result, the weighted average number of basic and diluted common shares outstanding for the quarter and six-month period were equivalent.

(G)   INVENTORIES, NET

      Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                      (Unaudited)
                                                         June 30,      Dec. 31,
                                                             2001          2000
-------------------------------------------------------------------------------
Paper                                                    $  4,670     $   6,432
Editorial and other prepublication costs                    7,684         6,987
Merchandise finished goods                                  6,908         7,281
-------------------------------------------------------------------------------
Total inventories, net                                   $ 19,262     $  20,700
===============================================================================

(H)   PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

                                                      (Unaudited)
                                                         June 30,      Dec. 31,
                                                             2001          2000
-------------------------------------------------------------------------------
Land                                                     $    292     $     292
Buildings and improvements                                  8,538         8,512
Furniture and equipment                                    15,804        15,420
Leasehold improvements                                      9,984         9,950
Software                                                    4,376         3,232
-------------------------------------------------------------------------------
Total property and equipment                               38,994        37,406
Accumulated depreciation                                  (28,678)      (26,717)
-------------------------------------------------------------------------------
Total property and equipment, net                        $ 10,316     $  10,689
===============================================================================

(I)   SEGMENT INFORMATION

The following tables represent financial information by reportable segment (in thousands):

                                                                 (Unaudited)                    (Unaudited)
                                                               Quarters Ended                Six Months Ended
                                                                  June 30,                        June 30,
                                                           -----------------------       -------------------------
                                                               2001           2000            2001            2000
------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment                                              $ 26,021       $ 25,913       $  50,713       $  48,517
Publishing                                                   33,509         31,844          63,336          63,936
Playboy Online                                                6,275          6,420          13,067          12,201
Catalog                                                       2,797          9,425           5,777          20,249
Other Businesses                                              4,217          3,580           6,245           5,382
------------------------------------------------------------------------------------------------------------------
Total                                                      $ 72,819       $ 77,182       $ 139,138       $ 150,285
==================================================================================================================
Loss before income taxes and cumulative effect
  of change in accounting principle
Entertainment                                              $  5,055       $  5,730       $  10,290       $   9,409
Publishing                                                      483           (564)           (531)          1,051
Playboy Online                                               (6,032)        (6,056)        (11,467)        (11,769)
Catalog                                                         (21)            31            (166)           (369)
Other Businesses                                                591            278           1,103             496
Corporate Administration and Promotion                       (4,812)        (5,227)         (8,855)        (10,683)
Restructuring expenses                                           --             --              --            (257)
Investment income                                               336            274             620             689
Interest expense                                             (2,737)        (2,231)         (5,370)         (4,119)
Equity in operations of Playboy TV International, LLC           (38)          (205)            421            (808)
Loss on disposal                                                 --             --            (100)             --
Other, net                                                     (455)          (318)           (837)           (635)
------------------------------------------------------------------------------------------------------------------
Total                                                      $ (7,630)      $ (8,288)      $ (14,892)      $ (16,995)
==================================================================================================================
EBITDA (1)
Entertainment                                              $ 16,409       $ 15,602       $  32,481       $  28,654
Publishing                                                      656           (409)           (188)          1,343
Playboy Online                                               (5,595)        (5,640)        (10,580)        (11,096)
Catalog                                                         (15)            75            (153)           (282)
Other Businesses                                                645            325           1,210             590
Corporate Administration and Promotion                       (3,765)        (4,350)         (6,862)         (8,796)
Restructuring expenses                                           --             --              --            (257)
------------------------------------------------------------------------------------------------------------------
Total                                                      $  8,335       $  5,603       $  15,908       $  10,156
==================================================================================================================

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

(J)   FINANCING OBLIGATIONS

      At June 30, 2001, the Company had a $108.2 million credit facility, which was comprised of $73.2 million of term loans and a $35.0 million revolving credit facility. At June 30, 2001, $23.3 million was outstanding under the revolving facility. The credit agreement contains financial covenants requiring the Company to maintain certain leverage, interest coverage and fixed charge coverage ratios. During the quarter ended June 30, 2001, the Company and its lenders amended the credit agreement, which approved the terms of the acquisition of television networks from Califa Entertainment Group, Inc. ("Califa") and V.O.D., Inc. ("VODI"), revised the financial covenant levels and increased the interest rate margin by 0.25%. See Note (L) Subsequent Event.

      Playboy.com, Inc. ("Playboy.com") has been in active discussions with strategic partners and other potential investors in connection with a private placement of its preferred stock. On each of March 7, 2001 and April 2, 2001, Playboy.com issued a convertible promissory note in the aggregate principal amount of $5.0 million to two strategic investors. On July 30, 2001, Playboy.com issued a third convertible promissory note in the aggregate principal amount of $5.0 million to another investor. On August 13, 2001, each of the three aforementioned convertible promissory notes, together with accrued and unpaid interest thereon, were converted into shares of Playboy.com's Series A Preferred Stock. Playboy.com's Series A Preferred Stock is convertible into Playboy.com common stock (initially on a one-for-one basis) and is redeemable by Playboy.com after the fifth anniversary of the date of its issuance at the option of the holder. In addition, in the event that a holder elects to redeem Playboy.com's Series A Preferred Stock at any time after the fifth anniversary of the date of its issuance and before the 180th day thereafter, and Playboy.com is not able to, or does not, satisfy such obligation, the Company has agreed that it shall redeem all or part of the shares in lieu of redemption by Playboy.com, either in cash, shares of the Company's Class B common stock or any combination thereof.

(K)   NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets (collectively, the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. For fiscal year 2001, the amortization of goodwill and intangible assets is expected to be approximately $8.0 million, or $0.32 per basic and diluted common share. The Company is evaluating the impact that application of the nonamortization provisions of the Statements will have on the Company's financial statements. During fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the financial statements of the Company.

(L)   SUBSEQUENT EVENT

      On July 6, 2001, the Company acquired two networks and the related television assets of Califa, as well as a third network and the related television assets of VODI, a separate entity owned by Califa's principals. These television networks will be transitioned into the Company's Spice-branded television networks portfolio, enabling the Company to offer more adult-programming choices. Consideration for the Califa transaction was $28.3 million, excluding an outstanding note and non-compete agreement, and $41.7 million for VODI. These amounts will be paid over ten years, and a majority of the payments may be made in cash or Class B common stock at the Company's option. The consideration for both transactions could potentially increase up to $12.0 million should the acquired assets achieve certain financial performance targets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following is a summary of the results of operations of the Company for the periods indicated below (in millions, except per share amounts):

                                                      Quarters Ended               Six Months Ended
                                                         June 30,                       June 30,
                                                 -----------------------       -----------------------
                                                     2001           2000           2001           2000
------------------------------------------------------------------------------------------------------
Net revenues                                     $   72.8       $   77.2       $  139.1       $  150.3
======================================================================================================
Segment loss                                     $   (4.7)      $   (5.8)      $   (9.6)      $  (11.9)
Restructuring expenses                                 --             --             --           (0.2)
------------------------------------------------------------------------------------------------------
Operating loss                                   $   (4.7)      $   (5.8)      $   (9.6)      $  (12.1)
======================================================================================================
Net loss                                         $   (8.0)      $   (5.9)      $  (19.8)      $  (12.1)
======================================================================================================
Basic and diluted net loss per common share      $  (0.32)      $  (0.24)      $  (0.81)      $  (0.50)
======================================================================================================

      The Company's revenues decreased 6% to $72.8 million for the quarter ended June 30, 2001 compared to the prior year quarter. Revenues for the six-month period decreased 7% to $139.1 million. These decreases were primarily due to the sale of the Critics' Choice Video businesses in October 2000.

      For the quarter, operating performance improved $1.1 million, primarily due to better performance from Playboy magazine. For the six-month period, the improvement in operating performance of $2.5 million was primarily due to lower Corporate Administration and Promotion expenses.

      The higher net losses for the current year quarter and six-month period reflected income tax expense, compared to income tax benefits recorded in the prior year periods due to the Company's decision to increase the valuation allowance for its deferred tax assets at the end of fiscal year 2000. The current year six-month period also included a $4.2 million noncash, one-time charge for a cumulative effect of change in accounting principle related to the adoption of SOP 00-2, Accounting by Producers or Distributors of Films.

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

ENTERTAINMENT GROUP

The revenues and segment income of the Entertainment Group were as follows for the periods indicated below (in millions):

                                                           Quarters Ended            Six Months Ended
                                                              June 30,                   June 30,
                                                       ----------------------     ----------------------
                                                            2001         2000         2001          2000
--------------------------------------------------------------------------------------------------------
Revenues
Domestic TV networks                                   $    18.0     $   19.7     $   37.1     $    38.7
International TV                                             3.9          3.1          6.7           5.2
Worldwide home video                                         4.0          2.9          6.8           4.2
Movies and other                                             0.1          0.2          0.1           0.4
--------------------------------------------------------------------------------------------------------
Total revenues                                         $    26.0     $   25.9     $   50.7     $    48.5
========================================================================================================
Segment income
Before programming expense                             $    15.0     $   14.1     $   29.6     $    25.8
Programming expense                                         (9.9)        (8.4)       (19.3)        (16.4)
--------------------------------------------------------------------------------------------------------
Total segment income                                   $     5.1     $    5.7     $   10.3     $     9.4
========================================================================================================

      The following discussion focuses on the profit contribution of each business before programming expense.

Domestic TV Networks

      For the quarter and six-month period, revenues from domestic TV networks decreased $1.7 million and $1.6 million, respectively. These decreases were primarily due to lower analog cable revenues combined with lower sales to other networks and outlets, partially offset by higher digital revenues. For the quarter and six-month period, profit contribution decreased $0.6 million and increased $0.5 million, respectively, reflecting the lower revenues and lower costs for both the Playboy TV and Spice networks.

      On July 6, 2001, the Company acquired two networks and the related television assets of Califa, as well as a third network and the related television assets of VODI, a separate entity owned by Califa's principals. These television networks will be transitioned into the Company's Spice-branded television networks portfolio, enabling the Company to offer more adult-programming choices.

The following is the approximate number of the Company's households for the periods indicated below (in millions):

                                                       June 30,     Dec. 31,      June 30,
                                                           2001         2000          2000
------------------------------------------------------------------------------------------
Playboy TV (1):
    Cable analog addressable                                9.8         11.0          12.4
    Cable digital                                           5.7          3.2           1.9
    DTH                                                    16.7         15.4          13.9
Spice (1):
    Cable analog addressable                               10.3         12.0          13.2
    Cable digital                                           5.4          4.5           3.4
------------------------------------------------------------------------------------------

(1) There is an overlap of cable analog addressable and digital households due to some cable operators offering both analog and digital platforms to the same households.

International TV

      For the quarter and six-month period, profit contribution from the international TV business increased $0.8 million and $1.5 million, respectively, on revenue increases of the same.

Worldwide Home Video

      For the quarter and six-month period, profit contribution increased $0.7 million and $2.1 million, respectively, on revenue increases of $1.1 million, or 35%, and $2.6 million, or 62%, respectively. These increases were primarily due to revenues recorded in the current year periods in accordance with SOP 00-2, Accounting by Producers or Distributors of Films. These revenues related to guarantees from a backlist distribution agreement that were recorded in prior year periods. Under the new rules of SOP 00-2, these previously recognized revenues were not yet considered earned and were reversed and reported as part of a cumulative effect of change in accounting principle in the first quarter of the current year. Additionally, the six-month comparison was favorably impacted by higher domestic DVD sales. Increased worldwide sales of The Eros Collection movies, of which the international sales were through a one-time multi-territory deal, also favorably impacted the six-month comparison.

      The Company is in final negotiations to replace a contract that expired in June 2001 with its domestic home video distributor.

Movies and Other

      For the quarter, both revenues and profit contribution from movies and other businesses decreased $0.1 million. For the six-month period, profit contribution decreased $0.2 million on a $0.3 million decrease in revenues. The Entertainment Group's administrative expenses remained basically flat for both periods.

Programming Expense

      Programming amortization expense increased $1.5 million and $2.9 million for the quarter and six-month period, respectively, primarily due to domestic TV networks, international TV and worldwide home video.

PUBLISHING GROUP

The revenues and segment performance of the Publishing Group were as follows for the periods indicated below (in millions):

                                                    Quarters Ended            Six Months Ended
                                                       June 30,                   June 30,
                                                ----------------------     ----------------------
                                                     2001         2000         2001          2000
-------------------------------------------------------------------------------------------------
Revenues
Playboy magazine                                $    26.6     $   25.2     $   49.8     $    50.6
Other domestic publishing                             3.5          3.6          7.4           7.6
International publishing                              3.4          3.0          6.1           5.7
-------------------------------------------------------------------------------------------------
Total revenues                                  $    33.5     $   31.8     $   63.3     $    63.9
=================================================================================================
Segment income (loss)                           $     0.5     $   (0.6)    $   (0.5)    $     1.1
=================================================================================================

      For the quarter, Playboy magazine revenues increased $1.4 million, or 6%, compared to the prior year quarter. Circulation revenues increased $0.8 million, or 5%, primarily due to higher newsstand sales for the July 2001 issue featuring Pamela Anderson, which also carried a higher cover price. Advertising revenues increased $0.6 million, or 7%, primarily due to higher ad pages.

      For the six-month period, Playboy magazine revenues decreased $0.8 million, or 2%, compared to the prior year. Circulation revenues decreased $1.0 million, or 3%, primarily due to a $0.6 million, or 2%, decrease in subscription revenues due in part to lower revenues from the rental of the magazine's subscriber list. Newsstand revenues decreased $0.4 million, or 5%, principally as the result of an unfavorable variance related to newsstand sales adjustments for prior years' issues. Advertising revenues increased $0.2 million, or 1%, primarily due to higher average net revenue per page. Advertising sales for the third quarter magazine issues are closed and the Company expects to report 2% lower ad revenues and 3% fewer ad pages compared to the quarter ended September 30, 2000.

      Other domestic publishing revenues remained relatively flat for both the quarter and six-month period.

      For both the quarter and six-month period, international publishing revenues increased $0.4 million primarily due to higher revenues from the Company's majority-owned Polish publishing joint venture. In July 2001, the Company sold 75% of its shares in this joint venture and thus it will no longer be consolidated. Lower royalties from the Brazilian edition due to unfavorable economic conditions in that country partially offset the increase for the six-month period.

      For the quarter, Publishing Group segment performance increased $1.1 million compared to the prior year quarter primarily due to the higher Playboy magazine newsstand and advertising revenues, partially offset by higher editorial costs associated with the feature on Pamela Anderson. For the six-month period, segment performance decreased $1.6 million primarily due to the lower Playboy magazine circulation revenues and international publishing royalties combined with generally higher costs, partially offset by generally lower operating expenses.

PLAYBOY ONLINE GROUP

The revenues and segment losses of the Playboy Online Group were as follows for the periods indicated below (in millions):

                                   Quarters Ended             Six Months Ended
                                      June 30,                    June 30,
                               ----------------------     ---------------------
                                    2001         2000         2001         2000
-------------------------------------------------------------------------------
Revenues                       $     6.3     $    6.4     $   13.1     $   12.2
===============================================================================
Segment loss                   $    (6.0)    $   (6.1)    $  (11.5)    $  (11.8)
===============================================================================

      For the quarter, Playboy Online Group revenues remained relatively flat. The group's revenues increased $0.9 million, or 7%, for the six-month period. Both periods included higher subscription and e-commerce revenues, excluding the absence of e-commerce revenues from CCVideo.com, which was sold in October 2000. Both comparisons also reflected weaker advertising and sponsorships revenues, an ongoing industry-wide trend. For the quarter and six-month period, the segment loss remained relatively flat and decreased $0.3 million, or 3%, respectively, in spite of higher administrative expenses principally due to trademark, content and administrative fees to the parent company, most of which were charged to Playboy.com beginning in the fourth quarter of fiscal year 2000. The Company is taking actions to enhance the group's performance by focusing on converting visitors to purchasers and reducing expenses.

CATALOG GROUP

The revenues and segment losses of the Catalog Group were as follows for the periods indicated below (in millions):

                                             Quarters Ended            Six Months Ended
                                                June 30,                   June 30,
                                         ----------------------     ---------------------
                                              2001         2000         2001         2000
-----------------------------------------------------------------------------------------
Revenues                                 $     2.8     $    9.4     $    5.8     $   20.2
=========================================================================================
Segment loss                             $      --     $     --     $   (0.2)    $   (0.4)
=========================================================================================

      For the quarter and six-month period, revenues decreased $6.6 million, or 70%, and $14.4 million, or 71%, respectively, and segment performance remained flat and increased $0.2 million, or 55%, respectively, compared to the prior year periods. These changes were the result of management's decision to divest this non-branded, non-core business. In October 2000, the Company completed the sale of its Critics' Choice Video businesses and fulfillment and customer service operations to Infinity Resources, Inc.

      The Company expects to effect a sale of its Collectors' Choice Music catalog and related Internet business in fiscal year 2001, at which time the Company's presence in the non-branded print catalog business will end.

OTHER BUSINESSES GROUP

The revenues and segment income of the Other Businesses Group were as follows for the periods indicated below (in millions):

                                         Quarters Ended            Six Months Ended
                                            June 30,                   June 30,
                                     ----------------------     ----------------------
                                          2001         2000         2001          2000
--------------------------------------------------------------------------------------
Revenues                             $     4.2     $    3.6     $    6.2     $     5.4
======================================================================================
Segment income                       $     0.6     $    0.3     $    1.1     $     0.5
======================================================================================

      For the quarter and six-month period, segment income from the Other Businesses Group increased $0.3 million and $0.6 million, respectively, on revenue increases of $0.6 million, or 18%, and $0.8 million, or 16%, respectively, primarily due to growth in the Company's domestic licensed branded products business.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses for the quarter of $4.8 million decreased $0.4 million, or 8%, and expenses for the six-month period of $8.9 million decreased $1.8 million, or 17%, reflecting a reduction of expenses related to the trademark, content and administrative fees from Playboy.com.

RESTRUCTURING EXPENSES

      For the six months ended June 30, 2000, a $0.2 million restructuring charge was recorded in the first quarter related to the termination of eight employees.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2001, the Company had $1.7 million in cash and cash equivalents and $116.4 million in total financing obligations compared to $2.5 million in cash and cash equivalents and $103.3 million in total financing obligations at December 31, 2000. The financing obligations at June 30, 2001 and December 31, 2000 included $20.0 million and $10.0 million, respectively, in loans made directly to Playboy.com. Historically, the Company has financed its working capital and capital expenditure requirements primarily from cash generated from operations, short- and long-term borrowings and sales of equity. The Company's current liquidity requirements are being provided by a $108.2 million credit facility, which is comprised of $73.2 million of term loans and a $35.0 million revolving credit facility. At June 30, 2001, $23.3 million was outstanding under the revolving facility.

      The credit agreement contains financial covenants requiring the Company to maintain certain leverage, interest coverage and fixed charge coverage ratios. During the quarter ended June 30, 2001, the Company and its lenders amended the credit agreement, which approved the terms of the acquisition of television networks from Califa and VODI, revised the financial covenant levels and increased the interest rate margin by 0.25%.

      Consideration for the previously discussed Califa transaction was $28.3 million, excluding an outstanding note and non-compete agreement, and $41.7 million for VODI. These amounts will be paid over ten years, and a majority of the payments may be made in cash or Class B common stock at the Company's option. The consideration for both transactions could potentially increase up to $12.0 million should the acquired assets achieve certain financial performance targets.

      Playboy.com has been in active discussions with strategic partners and other potential investors in connection with a private placement of its preferred stock. On each of March 7, 2001 and April 2, 2001, Playboy.com issued a convertible promissory note in the aggregate principal amount of $5.0 million to two strategic investors. On July 30, 2001, Playboy.com issued a third convertible promissory note in the aggregate principal amount of $5.0 million to another investor. On August 13, 2001, each of the three aforementioned convertible promissory notes, together with accrued and unpaid interest thereon, were converted into shares of Playboy.com's Series A Preferred Stock. Playboy.com's Series A Preferred Stock is convertible into Playboy.com common stock (initially on a one-for-one basis) and is redeemable by Playboy.com after the fifth anniversary of the date of its issuance at the option of the holder. In addition, in the event that a holder elects to redeem Playboy.com's Series A Preferred Stock at any time after the fifth anniversary of the date of its issuance and before the 180th day thereafter, and Playboy.com is not able to, or does not, satisfy such obligation, the Company has agreed that it shall redeem all or part of the shares in lieu of redemption by Playboy.com, either in cash, shares of the Company's Class B common stock or any combination thereof.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used for operating activities was $13.4 million for the six months ended June 30, 2001, which reflected $19.1 million of investments in Company-produced and licensed entertainment programming.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $1.9 million for the six-month period primarily due to $1.6 million of additions to property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities was $14.5 million for the six-month period principally due to the $10.0 million in loans from the two strategic investors and $5.0 million in borrowings from the Company's revolving credit facility.

OTHER

      In June 2001, the FASB issued the Statements, Business Combinations and Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. For fiscal year 2001, the amortization of goodwill and intangible assets is expected to be approximately $8.0 million, or $0.32 per basic and diluted common share. The Company is evaluating the impact that application of the nonamortization provisions of the Statements will have on the Company's financial statements. During fiscal year 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the financial statements of the Company.

FORWARD-LOOKING STATEMENTS

      This Form 10-Q Quarterly Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve risks and uncertainties, which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The following are some of the important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements: (1) foreign, national, state and local government regulation, actions or initiatives, including (a) attempts to limit or otherwise regulate the sale, distribution or transmission of adult-oriented materials, including print, video and online materials, (b) changes in or increased regulation of gaming businesses, which could limit the Company's ability to obtain licenses, and the impact of federal and state laws on gaming businesses generally, (c) limitations on the advertisement of tobacco, alcohol and other products which are important sources of advertising revenue, or (d) substantive changes in postal regulations or rates which could increase the Company's postage and distribution costs; (2) increases in paper or printing costs; (3) changes in distribution technology and/or unforeseen delays in the implementation of that technology by the cable and DTH industries, which might affect the Company's plans and assumptions regarding carriage of its networks; (4) increased competition for transponders and channel space and any decline in the Company's access to, and acceptance by, cable and DTH systems or any deterioration in the terms of fee arrangements with operators of these systems; (5) increased competition for advertisers from other publications, media or online providers or any decrease in spending by advertisers, either generally or with respect to the adult male market; (6) effects of the national consolidation of the single-copy magazine distribution system; (7) increasing competition in the cable, DTH and Internet markets; (8) changes in consumer purchasing habits, viewing patterns or fashion trends or changes in the retail sales environment which could reduce demand for the Company's products and impact its advertising revenues; (9) uncertainty of the viability of the Internet gaming, e-commerce, advertising and subscription businesses; (10) the Company's ability to obtain adequate third-party financing, including equity investments, to fund the Company's Internet business, and the timing and terms of such financing; (11) reliance on third parties for technology and distribution for the television video-on-demand and Internet businesses; (12) risks associated with foreign operations, including market acceptance and demand for the Company's products and the products of its licensees, the Company's ability to protect its trademarks and other intellectual property and the Company's ability to manage the risk associated with its exposure to foreign currency exchange rate fluctuations; (13) changes in interest rates; (14) general economic conditions which can negatively impact advertising and consumer spending habits; and (15) attempts by consumers or citizens groups to exclude the Company's programming from pay television distribution.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on May 9, 2001. At the meeting, the following director nominees were elected:

                                                           Votes           Votes
Nominee                                                      For        Withheld
--------------------------------------------------------------------------------
Dennis S. Bookshester                                  4,381,047          32,306

David I. Chemerow                                      4,381,068          32,285

Donald G. Drapkin                                      4,381,060          32,293

Christie A. Hefner                                     4,402,836          10,517

Sol Rosenthal                                          4,381,106          32,247

Richard S. Rosenzweig                                  4,381,056          32,297

Sir Brian Wolfson                                      4,381,109          32,244
--------------------------------------------------------------------------------

Also at the meeting, the shareholders approved, with voting as set forth below, ratification of Ernst & Young LLP as independent auditors ("Auditors"):

                                Votes         Votes        Votes
Matter                            For       Against     Withheld        Non-Vote
--------------------------------------------------------------------------------
Auditors                    4,404,291         3,373          N/A           5,689
--------------------------------------------------------------------------------

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number                              Description
------                              -----------

10.1 Fourth Amendment to February 26, 1999 Credit Agreement dated as of June 1, 2001

10.2          Third Amendment to December 29, 2000 Promissory Note dated May 7,
              2001

10.3          Amendment to July 25, 1991 Lease between Playboy Enterprises, Inc.
              and Star Property Fund, L.P. dated March 16, 2001

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PLAYBOY ENTERPRISES, INC.
                                          -------------------------
                                                 (Registrant)

Date August 14, 2001                      By  s/ Linda Havard
     ----------------                         ----------------------------------
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