Form 10-K/A
period 2000-12-31
PLAYBOY ENTERPRISES INC
filed 2001-09-20
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                FORM 10-K/A

                              Amendment No. 1
                                     to

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                     OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to .......................

Commission file number 001-14790


                         Playboy Enterprises, Inc.
           (Exact name of registrant as specified in its charter)

          Delaware                                  36-4249478
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)              Identification Number)

680 North Lake Shore Drive, Chicago, Illinois                60611
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (312) 751-8000

Securities registered pursuant to Section 12(b) of the Act:



                                                        Name of each exchange
  Title of each class                                   on which registered
  -------------------                                   -------------------
Class A Common Stock, par value $0.01 per share.......  New York Stock Exchange
                                                        Pacific Exchange
Class B Common Stock, par value $0.01 per share.......  New York Stock Exchange
                                                        Pacific Exchange

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

                              EXPLANATORY NOTE

         This Annual Report on Form 10-K/A for the annual period ended December 31, 2000 is being filed solely to re-file a new version of Exhibit
99. The Form 10-K/A constitutes Amendment No. 1 to Playboy Enterprises, Inc.'s Annual Report on Form 10-K for the annual period ended December 31, 2000.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            Exhibit Index



Exhibit No.
----------
      23.2      Consent of Deloitte & Touche LLP
      99 Playboy TV International, LLC Joint Venture financial statements for the period ended December 31, 2000



                                 SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               PLAYBOY ENTERPRISES, INC.

September 20, 2001            By:      /s/ Linda Havard
                                        ---------------------------------------
                               Name:    Linda G. Havard
                               Title:   Executive Vice President, Finance
                                        and Operations, and Chief Financial
                                        Officer (Authorized Officer)


                               EXHIBIT INDEX

         All agreements listed below may have additional exhibits which are not attached. All such exhibits are available upon request, provided the requesting party shall pay a fee for copies of such exhibits, which fee shall be limited to the Company's reasonable expenses incurred in furnishing these documents.


Exhibit
-------
23.2          Consent of Deloitte & Touche LLP
99 Playboy TV International, LLC Joint Venture financial statements for the period ended December
              31, 2000



               PLAYBOY TV INTERNATIONAL, LLC AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                      As of December 31, 1999 and 2000
                       (In thousands of U.S. dollars)

                                                           December 31,  December 31,
                                                               1999           2000
                                                           ------------  ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...........................     $ 2,436       $ 5,549
   Accounts receivable, net ............................       5,331         4,860
   Due from related parties ............................       2,358         3,791
   Programming rights, net .............................      11,232        13,334
   Other current assets ................................         252         1,179
                                                             -------       -------
      Total current assets .............................      21,609        28,713

PROPERTY AND EQUIPMENT, NET ............................       1,258         1,399
PROGRAMMING RIGHTS, NET ................................      41,471        37,724
INVESTMENT IN UNCONSOLIDATED AFFILIATE .................       3,306         3,306
TRADEMARKS, net ........................................      11,595        10,396
GOODWILL, net ..........................................       9,673         8,939
OTHER ..................................................         158           138
                                                             -------       -------
TOTAL ASSETS............................................     $89,070       $90,615
                                                             =======       =======

LIABILITIES AND OWNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ....................................     $ 1,400       $ 1,258
   Accrued expenses and other current liabilities ......       3,080         2,940
   Accrued compensation ................................          16           334
   Due to related parties ..............................       2,852         2,789
   Current portion of rights acquisition fee payable ...       7,500         5,000
   Unearned revenues ...................................         138           588
                                                             -------       -------
      Total current liabilities ........................      14,986        12,909

RIGHTS ACQUISITION FEE PAYABLE, net of current portion..      45,717        45,039

COMMITMENTS AND CONTINGENCIES (Note 7)

OWNERS' EQUITY .........................................      28,367        32,667
                                                             -------       -------
TOTAL LIABILITIES
  AND OWNERS' EQUITY....................................     $89,070       $90,615
                                                             =======       =======

                See notes to consolidated financial statements.

                 PLAYBOY TV INTERNATIONAL, LLC AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
  Period from August 31, 1999 (Date of Commencement) through December 31, 1999 and Year Ended December 31, 2000
                         (In thousands of U.S. dollars)

                                                         Period
                                                  from August 31, 1999
                                                 (Date of Commencement)           Year
                                                        Through                   Ended
                                                   December 31, 1999        December 31, 2000
                                                 ----------------------     -----------------
REVENUES:
  Subscriber-based fees ..........................      $  6,741                $ 24,584
  Advertising ....................................           113                     459
  Programming rights .............................         2,328                   2,516
  Other ..........................................           186                     741
                                                        --------                --------

   Total revenues ................................         9,368                  28,300
                                                        --------                --------

OPERATING EXPENSES:
  Product, content and technology ................         4,950                  18,534
  Marketing and sales ............................           805                   3,323
  Corporate and administration ...................         4,746                   9,813
  Depreciation and amortization ..................           646                   2,148
                                                        --------                --------

   Total operating expenses ......................        11,147                  33,818
                                                        --------                --------

OPERATING LOSS ...................................        (1,779)                 (5,518)
                                                        --------                --------

OTHER INCOME (EXPENSE):
  Interest expense ...............................        (1,285)                 (4,322)
  Interest income ................................            35                     213
  Other ..........................................            --                    (308)
                                                        --------                --------

   Other income (expense), net ...................        (1,250)                 (4,417)
                                                        --------                --------

NET LOSS .........................................        (3,029)                 (9,935)

OTHER COMPREHENSIVE INCOME - Foreign currency
  translation ....................................           189                      32
                                                        --------                --------
COMPREHENSIVE LOSS ...............................      $ (2,840)               $ (9,903)
                                                        ========                ========

                See notes to consolidated financial statements.

                 PLAYBOY TV INTERNATIONAL, LLC AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OWNERS' EQUITY
  Period from August 31, 1999 (Date of Commencement) through December 31, 1999 and Year Ended December 31, 2000
                         (In thousands of U.S. dollars)

                                                                               Accumulated
                                                Cisneros       Playboy            Other
                                                  Group      Entertainment    Comprehensive
                                                Affiliate     Group, Inc.         Income       Total
                                                ---------    -------------    -------------    -----
INITIAL CASH CAPITAL CONTRIBUTIONS .........     $ 33,996      $  8,446          $     --     $ 42,442

   Adjustment for historical carryover basis
     (see Note 1) ..........................           --       (11,235)               --      (11,235)

   Foreign currency translation ............           --            --               189          189

   Net loss ................................       (2,426)         (603)               --       (3,029)
                                                 --------      --------          --------     --------

BALANCE, DECEMBER 31, 1999 .................       31,570        (3,392)              189       28,367

   Capital contributions ...................       11,377         2,826                --       14,203

   Foreign currency translation ............           --            --                32           32

   Net loss ................................       (7,958)       (1,977)               --       (9,935)
                                                 --------      --------          --------     --------

BALANCE, DECEMBER 31 2000 ..................     $ 34,989      $ (2,543)         $    221     $ 32,667
                                                 ========      ========          ========     ========

                See notes to consolidated financial statements.

                 PLAYBOY TV INTERNATIONAL, LLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  Period from August 31, 1999 (Date of Commencement) through December 31, 1999 and Year Ended December 31, 2000
                         (In thousands of U.S. dollars)

                                                                             Period from
                                                                          August 31, 1999
                                                                      (Date of Commencement)        Year
                                                                             through                Ended
                                                                        December 31, 1999     December 31, 2000
                                                                        -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................             $ (3,029)             $ (9,935)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of programming rights .........................                3,909                14,293
   Depreciation and amortization ..............................                  646                 2,148
   Accretion of interest expense ..............................                1,285                 4,322
Changes in operating assets and liabilities:
   Accounts receivable, net ...................................               (2,085)                  471
   Due from related parties ...................................               (2,358)               (1,433)
   Acquisition of programming rights ..........................               (9,097)              (12,648)
   Other assets ...............................................                 (342)                 (907)
   Accounts payable ...........................................                  410                  (142)
   Accrued expenses and other current liabilities .............                1,184                  (140)
   Accrued compensation .......................................                   16                   318
   Due to related parties .....................................               (1,018)                  (63)
   Unearned revenue ...........................................                  138                   450
                                                                            --------              --------

Net cash used in operating activities .........................              (10,341)               (3,266)
                                                                            --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment ......................               (1,164)                 (634)
   Net cash acquired in acquisition ...........................                1,310                    --
                                                                            --------              --------

Net cash provided by (used in) investing activities ...........                  146                  (634)
                                                                            --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributions ......................................               42,442                14,203
   Payment of rights acquisition fee payable ..................              (30,000)               (7,500)
                                                                            --------              --------

Net cash provided by financing activities .....................               12,442                 6,703
                                                                            --------              --------

EFFECT OF FOREIGN CURRENCY TRANSLATION ........................                  189                   310
                                                                            --------              --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................                2,436                 3,113

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ................                   --                 2,436
                                                                            --------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................             $  2,436              $  5,549
                                                                            ========              ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
   Acquisition of certain net assets as described in Note 1

                See notes to consolidated financial statements.

                 PLAYBOY TV INTERNATIONAL, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Period from August 31, 1999 (Date of Commencement) through December 31, 1999 and Year Ended December 31, 2000
                         (In thousands of U.S. dollars)

1.    GENERAL AND ORGANIZATION

      General -- Playboy TV International, LLC and subsidiaries (collectively, "Playboy TV International"), a Delaware limited liability company, were created to own and operate on an exclusive basis adult-oriented television services worldwide outside of North America and Latin America under the Playboy TV and Spice brand names. Playboy TV International presently owns and operates an adult-oriented television service in the United Kingdom. Playboy TV International also owns a minority interest (19.9%) in an adult-oriented television service in Japan. Playboy TV International generates a significant portion of its revenues from subscriber-based fees charged to cable system and direct-to-home operators that distribute Playboy TV International's branded television channels. Playboy TV International also derives revenues from the licensing of programming rights.

      Playboy TV International's business plan provides for operating losses in the initial years, requires further capital contributions, and is ultimately expected to result in positive cash flow. The funding of the capital requirements of Playboy TV International is established annually in connection with the approval of the business plan and annual budget. There can be no assurance, however, that Playboy TV International's business plan and cash flow projections will be met.

      Organization -- Playboy TV International was formed in June 1999 by a member of the Cisneros Group and Playboy Entertainment Group, Inc. ("PEGI") with initial cash capital contributions of $33,996 and $8,446, respectively. The "Cisneros Group" is a name used to describe a group of investments, joint ventures, strategic alliances and companies that are engaged in diversified consumer businesses, including broadcast and pay television, direct-to-home satellite television, content production and other entertainment, media and communication enterprises, and that are associated with Ricardo J. and Gustavo A. Cisneros and trusts established by them for the benefit of themselves and members of their families. A member of the Cisneros Group acquired an 80.1% interest in Playboy TV International and PEGI acquired a 19.9% interest. The net income or loss of Playboy TV International is allocated to the owners in accordance with their respective ownership interests. PEGI has substantive participating rights, including the approval of the annual budget, and has the option to increase its equity interest in Playboy TV International up to 50% by purchasing a portion of the member of the Cisneros Group's interest in Playboy TV International at a price governed by the terms of the operating agreement. This option may be exercised on the earlier of the last day of the tenth year following the formation of Playboy TV International and 30 days after the date on which Playboy TV International has had positive cash EBITDA for two consecutive fiscal quarters. Until August 2003, the exercise price for this "buy-up" right increases over time and is based on the price of the initial investment in Playboy TV International plus interest. From August 2003 through August 2009, the exercise price is based on the fair market value of Playboy TV International at the time of exercise. The exercise price may be paid in cash or shares of PEGI's parent company.

      On August 31, 1999 (date of commencement), Playboy TV International entered into several agreements in which, among other things, Playboy TV International acquired certain assets, subject to certain liabilities, from PEGI and PEGI's parent company, including the right to use certain trademarks for a specified number of years and a 100% ownership interest in a subsidiary in the United Kingdom ("U.K. Subsidiary"). The following is a summary of the assets acquired, liabilities assumed and consideration paid:

                 PLAYBOY TV INTERNATIONAL, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Period from August 31, 1999 (Date of Commencement) through December 31, 1999 and Year Ended December 31, 2000
                         (In thousands of U.S. dollars)

         Current assets, other than programming rights ...........     $  4,556
         Programming rights ......................................       47,515
         Investment in unconsolidated affiliate ..................        3,306
         Intangible and other assets .............................       12,237
                                                                       --------

                    Total assets acquired ........................       67,614
                                                                       --------

         Current liabilities, other than current portion of rights
            acquisition fee payable ..............................        6,756
         Rights acquisition fee payable ..........................       81,932
                                                                       --------

                    Total consideration ..........................       88,688
                                                                       --------

         Excess of consideration .................................       21,074
         Adjustment for historical carryover basis ...............      (11,235)
                                                                       --------

         Excess cost over net assets
            acquired (goodwill)
                                                                       $  9,839
                                                                       ========

      The above transaction was recorded in the accompanying consolidated financial statements by carrying over PEGI's historical basis in the net assets sold to the extent that PEGI continues to have an interest in those assets (i.e., 19.9%). The net assets attributable to the Cisneros Group were recorded at their estimated fair value.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation -- The consolidated financial statements of Playboy TV International include the accounts of Playboy TV
      International, LLC and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fair Value of Financial Instruments -- The fair value of financial instruments held by Playboy TV International is based on a number of factors and assumptions and may not necessarily be representative of the actual gains or losses that may be realized upon settlement. The carrying amount of cash equivalents, accounts receivable and payable, accrued expenses, due to related parties and other current liabilities approximates their fair value due to their short-term nature. The carrying amount of the rights acquisition fee payable approximates fair value as determined based on rates estimated by Playboy TV International to be currently available from other lenders.

      Foreign Currency Translation-- The accounts of the U.K. Subsidiary are translated into U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation. Management has determined that the pound is the functional currency of the U.K. Subsidiary. Certain assets and liabilities of the U.K. Subsidiary are denominated in currencies other than the functional currency. Transaction gains and losses on these assets and liabilities are included in the results of operations for the relevant period.

                 PLAYBOY TV INTERNATIONAL, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Period from August 31, 1999 (Date of Commencement) through December 31, 1999 and Year Ended December 31, 2000
                         (In thousands of U.S. dollars)

      Risk Management -- Playboy TV International has international operations. As a result, Playboy TV International's revenues may be adversely affected by changes in international market conditions. Playboy TV International does not have significant foreign currency risk because the majority of its assets are non-monetary in nature and the majority of its liabilities are denominated in U.S. dollars. In addition, Playboy TV International does not have interest rate risk exposure. Accordingly, Playboy TV International does not enter into derivative transactions to hedge against these potential risks. As a result, the January 1, 2001 implementation of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, did not have a material impact on Playboy TV International's consolidated financial position, results of operations or cash flows.

      Cash and Cash Equivalents -- Cash and cash equivalents include cash and interest-bearing deposits held in banks with an original maturity date of three months or less when acquired.

      Allowance for Doubtful Accounts Receivable -- Playboy TV International carries accounts receivable at the amount it deems to be collectible. Accordingly, Playboy TV International provides allowances for accounts receivable deemed to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that become uncollectible could differ from the estimated amount. The activity for the allowance for doubtful accounts receivable is as follows:

                                                Period from
                                              August 31, 1999
                                          (Date of Commencement)     Year Ended
                                                   through          December 31,
                                             December 31, 1999          2000
                                           ---------------------    ------------

            Beginning balance ...........        $        --        $       144
            Provision ...................                144                205
            Write-offs, net of recoveries                 --               (163)
                                                 -----------        -----------
            Ending balance ..............        $       144        $       186
                                                 ===========        ===========

      Programming Rights -- Programming rights consist of the right to broadcast and distribute acquired or licensed television content and related rights. Programming rights and the related obligations are recorded at gross contract prices. The costs are amortized on varying bases related to the license periods, anticipated usage of the programs and the expected revenues to be derived from the licensing of rights to third parties. In the event that an acquired program is replaced and no longer used or otherwise deemed to be impaired, Playboy TV International reduces the carrying value of the related programming rights accordingly. Programming rights are segregated on the balance sheet between current and non-current based on management's estimate of usage. Playboy TV International believes that these policies conform to Statement of Position No. 00-2, Accounting by Producers or Distributors of Films.

      Property and Equipment -- Property and equipment is stated at cost less accumulated depreciation and amortization. Property and equipment, other than leasehold improvements, is depreciated using the straight-line method over the estimated useful lives of the respective assets, which range from 3 to 5 years. Leasehold improvements are amortized over the lesser of the term of the lease or the useful life of the respective improvement (from 4 to 5 years).

      Investment in Unconsolidated Affiliate -- Investment in unconsolidated affiliate consists of a 19.9% minority interest in an adult-oriented television service in Japan. Playboy TV International accounts for this investment under the cost method of accounting.

                 PLAYBOY TV INTERNATIONAL, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Period from August 31, 1999 (Date of Commencement) through December 31, 1999 and Year Ended December 31, 2000
                         (In thousands of U.S. dollars)

      Trademarks and Goodwill-- Trademarks are amortized on a straight-line basis over their contractual life of 10 years. As of December 31, 1999 and 2000, accumulated amortization of trademarks amounted to $400 and $1,599, respectively. Goodwill is amortized on a straight-line basis over an estimated life of 20 years. As of December 31, 1999 and 2000, accumulated amortization of goodwill amounted to $166 and $622, respectively. The carrying value of intangible assets is periodically reviewed by management and impairments, if any, are recognized when the expected future undiscounted cash flows related to such intangible assets are less than their carrying value. Measurement of any impairment loss is based on discounted operating cash flows, which represents management's estimate of fair value.

      Revenue Recognition -- Playboy TV International enters into network license agreements with cable and direct-to-home distributors pursuant to which it receives subscriber-based fees. Revenues from subscriber-based fees are recorded as Playboy TV International provides the television signal to the distributor or when the license period begins and a contractual obligation exists. Advertising revenue is recognized at the time the advertisement is aired. Revenues from programming rights are recognized when the license period begins and a contractual obligation exists. Playboy TV International believes that its revenue recognition policies conform with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

      Revenues attributable to any one customer that exceeded 10% amounted to $4,955 or 53% (representing three customers with 22%, 15% and 16%) and $6,580 or 23% (representing one customer) for the period from August 31, 1999 (date of commencement) through December 31, 1999 and for the year ended December 31, 2000, respectively.

      Advertising Expenses -- Playboy TV International records advertising expenses as incurred. Advertising expenses amounted to $792 and $3,156 for the period from August 31, 1999 (date of commencement) through December 31, 1999 and for the year ended December 31, 2000, respectively.

      Income Taxes -- Playboy TV International's subsidiaries that are subject to income taxes account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an asset and liability approach for differences in financial accounting and income tax purposes. Under this method, a deferred tax asset or liability is recognized with respect to all temporary differences between the carrying amounts and the tax bases of assets and liabilities, and the benefit from utilizing tax loss carryforwards and asset tax credits is recognized in the year in which the loss or credit arises (subject to a valuation allowance with respect to any tax benefits not expected to be realized). As of December 31, 1999 and 2000, Playboy TV International did not have any significant deferred tax assets or liabilities.

      New Accounting Pronouncements - On June 29, 2001, the Financial Accounting Standards Board adopted new standards, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. These standards, among other things, eliminate the amortization of goodwill and require that goodwill be tested for impairment, that the excess of acquired net assets over cost (which is sometimes referred to as "negative goodwill") be allocated as a pro rata reduction of certain long-term assets, and that any unallocated excess resulting from business combinations initiated after June 30, 2001 must be recognized as an extraordinary gain. Any unallocated excess resulting from business combinations initiated before July 1, 2001 is to be written off and recognized as the effect of a change in accounting principle.

      As of December 31, 2000, Playboy TV International had $8,939 in net goodwill. Amortization of goodwill for the period from August 31, 1999 (Date of Commencement) through December 31, 1999 amounted to $166. Amortization for the year ended December 31, 2000 amounted to $456.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                     December 31,   December 31,
                                                        1999           2000
                                                     ------------   ------------

      Furniture and equipment ......................    $   536      $ 1,188
      Leasehold improvements .......................        802          784
                                                        -------      -------
        Total ......................................      1,338        1,972
      Less accumulated depreciation and amortization        (80)        (573)
                                                        -------      -------
      Property and equipment, net ..................    $ 1,258      $ 1,399
                                                        =======      =======

                 PLAYBOY TV INTERNATIONAL, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Period from August 31, 1999 (Date of Commencement) through December 31, 1999 and Year Ended December 31, 2000
                         (In thousands of U.S. dollars)

4.    RIGHTS ACQUISITION FEE PAYABLE

      The rights acquisition fee payable arose in connection with the net assets acquired as described in Note 1. The rights acquisition fee is non-interest bearing and has been recorded at its present value using an imputed interest rate of 8.25%. For the period from August 31, 1999 (date of commencement) through December 31, 1999 and for the year ended December 31, 2000, imputed interest expense amounted to $1,285 and $4,322, respectively. The rights acquisition fee matures as follows:

        2001.............................................   $      5,000
        2002.............................................          7,500
        2003.............................................         25,000
        2004.............................................         25,000
                                                            ------------
        Total gross payments.............................         62,500
        Less amounts representing interest...............        (12,461)
                                                            -------------
        Present value of rights acquisition fee payments.         50,039
        Less current portion of rights acquisition fee...         (5,000)
                                                            ------------
        Rights acquisition fee, net of current portion...   $     45,039
                                                            ============

5.    RELATED PARTY TRANSACTIONS

      Program Supply Agreement -- On August 31, 1999 (date of commencement), Playboy TV International and PEGI entered into a program supply agreement pursuant to which Playboy TV International was granted a license to all new programs produced by PEGI as well as other programs for which PEGI acquires international rights. In exchange for these rights, Playboy TV International agreed to pay to PEGI a license fee that is generally determined as a percentage of PEGI's annual programming costs. For the period from August 31, 1999 (date of commencement) through December 31, 1999 and for the year ended December 31, 2000, Playboy TV International acquired $8,644 and $10,154, respectively, of programming pursuant to this agreement.

      Trademark License Agreement -- Playboy TV International entered into a trademark license agreement with PEGI's parent company ("Licensor") under which Playboy TV International received the exclusive right to use the Playboy marks outside the United States, Canada and Latin America in connection with the operation, distribution and promotion of the Playboy TV channels and for the licensing of Playboy programming to third parties. The license fee for the trademark license granted for years one through ten was included in the purchase price as discussed in Note 1. Beginning on the eleventh anniversary of the agreement and for each fiscal year through the end of the 50-year term of the agreement, Playboy TV International agreed to pay Licensor a license fee based on a percentage of Playboy TV International's total revenues for that year.

      Management Services -- A subsidiary of Ibero-American Media Partners II, Ltd. ("Ibero-American Media Partners") performs certain "back office" management services for Playboy TV International. The fees for these services are determined based on the estimated value of the services provided and are agreed upon by the owners annually in connection with the approval of the business plan and annual budget. Management of Playboy TV International believes that the fees charged for these services are reasonable. Included in corporate and administration expense for the period from August 31, 1999 (date of commencement) through December 31, 1999 and for the year ended December 31, 2000 is $30 and $295, respectively, for management services provided by Ibero-American Media Partners.

      Revenues -- For the period from August 31, 1999 (date of commencement) through December 31, 1999 and for the year ended December 31, 2000, Playboy TV International recognized subscriber-based fees totaling $2,623 and $8,187, respectively, from two affiliates. Included in due from related parties as of December 31, 1999 and as of December 31, 2000 is $2,358 and $3,791 due from these affiliates.

                 PLAYBOY TV INTERNATIONAL, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Period from August 31, 1999 (Date of Commencement) through December 31, 1999 and Year Ended December 31, 2000
                         (In thousands of U.S. dollars)

6.    SUPPLEMENTAL REVENUE INFORMATION

      The following presents, on a supplemental basis, Playboy TV
      International's revenues based on revenue sources by country/region:

      Period from August 31, 1999 (Date of Commencement) Through
      December 31, 1999:

                                      Subscriber-  Programming   Advertising
                                      Based Fees      Rights      and Other       Total
                                      ----------   -----------   -----------      -----
            United Kingdom ......        $2,222       $   95       $  213       $2,530
            Germany .............            --        1,455           --        1,455
            Latin America .......         1,573           --           --        1,573
            Iberia ..............           530           --           --          530
            Turkey ..............           425           --           --          425
            Japan ...............           520           --           --          520
            Israel ..............           250           90           --          340
            Scandinavia .........           267          100           --          367
            Poland ..............            --          210           --          210
            Other ...............           954          378           86        1,418
                                         ------       ------       ------       ------
                Total ...........        $6,741       $2,328       $  299       $9,368
                                         ======       ======       ======       ======

      Year Ended December 31, 2000:

                                      Subscriber-  Programming   Advertising
                                      Based Fees      Rights      and Other       Total
                                      ----------   -----------   -----------      -----
            United Kingdom ......       $11,292      $ 1,069      $   459      $12,820
            Latin America .......         4,628           --           --        4,628
            Iberia ..............         2,960           --           --        2,960
            Japan ...............         1,607           --           --        1,607
            Turkey ..............         1,163           --           --        1,163
            Scandinavia .........         1,516          100           --        1,616
            Taiwan ....... ......           750           --           --          750
            Poland ..............            --          426           --          426
            Israel ..............           410           --           --          410
            Netherlands .........            93          355           --          448
            Other ...............           165          566          741        1,472
                                        -------      -------      -------      -------
                Total ...........       $24,584      $ 2,516      $ 1,200      $28,300
                                        =======      =======      =======      =======

7.    COMMITMENTS AND CONTINGENCIES

      Leases -- Playboy TV International's headquarter offices are leased through a subsidiary of Ibero-American Media Partners. In addition, Playboy TV International leases transponders and office space in the United Kingdom. Future minimum lease payments under these noncancellable operating lease agreements are as follows:

                 PLAYBOY TV INTERNATIONAL, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Period from August 31, 1999 (Date of Commencement) through December 31, 1999 and Year Ended December 31, 2000
                         (In thousands of U.S. dollars)

                   Year Ended December 31,
                   2001..........................         $      538
                   2002..........................                538
                   2003..........................                522
                   2004..........................                346
                                                          ----------

                      Total......................         $    1,944
                                                          ==========

      Contingent Acquisition Payment -- As part of the acquisition of the U.K. Subsidiary, Playboy TV International assumed a contingent liability in the amount of approximately $10,000 payable to the previous shareholders (prior to PEGI) of the U.K. Subsidiary. This amount is payable from future profits of the U.K. Subsidiary and is therefore contingent upon the ability of the U.K. Subsidiary to make profits as defined in the applicable agreement. As of December 31, 2000, this contingency had not been resolved and, accordingly, a liability had not been recorded.

8.    PROPOSED TRANSACTION

      Claxson Interactive Group Inc. ("Claxson") was incorporated as an international business company under British Virgin Islands Law on October 16, 2000. In connection with a combination agreement executed by a shareholder of Playboy TV International on October 30, 2000, certain subsidiaries of the shareholder, including the subsidiaries that hold the interest in Playboy TV International, will be transferred to Claxson in exchange for Class A common shares of Claxson. As part of this transaction, it is contemplated that the operations of three affiliates, Playboy TV Latin America, LLC, Playboy TV B.V. and PTVLA U.S., LLC, will be integrated with the operations of Playboy TV International.

9.    SUBSEQUENT EVENT

      The combination agreement referred to in Note 8 was amended as of June 26, 2001. This amendment, among other things, reallocated the number of Claxson Class A common shares to be issued to the parties to the transaction. The transaction is expected to be completed in the third quarter of 2001.

                                   * * * * * *