Form 10-Q
period 2001-09-30
PLAYBOY ENTERPRISES INC
filed 2001-11-13
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

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

                                  Yes |X|  No |_|

      As of October 31, 2001, there were 4,864,102 shares of Class A common stock, par value $0.01 per share, and 19,645,906 shares of Class B common stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Financial Statements

            Condensed Consolidated Statements of Operations and
            Comprehensive Loss for the Quarters Ended September 30, 2001
            and 2000 (Unaudited)                                               3

            Condensed Consolidated Statements of Operations and
            Comprehensive Loss for the Nine Months Ended September 30,
            2001 and 2000 (Unaudited)                                          4

            Condensed Consolidated Balance Sheets at September 30, 2001
            (Unaudited) and December 31, 2000                                  5

            Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 2001 and 2000 (Unaudited)               6

            Notes to Condensed Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  13

                                     PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     20

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                 for the Quarters Ended September 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                                           2001          2000
---------------------------------------------------------------------------------------------
Net revenues                                                           $ 74,115      $ 77,890
---------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                        (58,661)      (66,047)
   Selling and administrative expenses                                  (13,042)      (13,889)
   Restructuring expenses                                                  (256)           --
---------------------------------------------------------------------------------------------
      Total costs and expenses                                          (71,959)      (79,936)
---------------------------------------------------------------------------------------------
Operating income (loss)                                                   2,156        (2,046)
---------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                         81           254
   Interest expense                                                      (3,972)       (2,403)
   Equity in operations of Playboy TV International, LLC and other         (163)          958
   Gain (loss) on disposals                                                 390        (2,700)
   Playboy.com registration statement expenses                               --        (1,524)
   Legal settlement                                                          --          (622)
   Other, net                                                              (580)         (270)
---------------------------------------------------------------------------------------------
      Total nonoperating expense                                         (4,244)       (6,307)
---------------------------------------------------------------------------------------------
Loss before income taxes                                                 (2,088)       (8,353)
Income tax benefit                                                           --         1,847
---------------------------------------------------------------------------------------------
Net loss                                                                 (2,088)       (6,506)
---------------------------------------------------------------------------------------------

Other comprehensive income (loss) (net of tax)
   Unrealized loss on marketable securities                                (481)          (28)
   Derivative loss                                                       (1,138)           --
   Foreign currency translation adjustment                                   (3)            3
---------------------------------------------------------------------------------------------
      Total other comprehensive loss                                     (1,622)          (25)
---------------------------------------------------------------------------------------------
Comprehensive loss                                                     $ (3,710)     $ (6,531)
=============================================================================================

Basic and diluted weighted average number
   of common shares outstanding                                          24,502        24,258
=============================================================================================

Basic and diluted net loss per common share                            $  (0.09)     $  (0.27)
=============================================================================================

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

                                                                          2001         2000
-------------------------------------------------------------------------------------------
Net revenues                                                         $ 213,253    $ 228,175
-------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                      (181,228)    (201,996)
   Selling and administrative expenses                                 (39,239)     (40,090)
   Restructuring expenses                                                 (256)        (257)
-------------------------------------------------------------------------------------------
      Total costs and expenses                                        (220,723)    (242,343)
-------------------------------------------------------------------------------------------
Operating loss                                                          (7,470)     (14,168)
-------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                       701          943
   Interest expense                                                     (9,342)      (6,522)
   Equity in operations of Playboy TV International, LLC and other         258          150
   Gain (loss) on disposals                                                290       (2,700)
   Playboy.com registration statement expenses                              --       (1,524)
   Legal settlement                                                         --         (622)
   Other, net                                                           (1,417)        (905)
-------------------------------------------------------------------------------------------
      Total nonoperating expense                                        (9,510)     (11,180)
-------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect
   of change in accounting principle                                   (16,980)     (25,348)
Income tax benefit (expense)                                              (654)       6,724
-------------------------------------------------------------------------------------------
Loss before cumulative effect of change
   in accounting principle                                             (17,634)     (18,624)
Cumulative effect of change in
   accounting principle                                                 (4,218)          --
-------------------------------------------------------------------------------------------
Net loss                                                               (21,852)     (18,624)
-------------------------------------------------------------------------------------------

Other comprehensive income (loss) (net of tax)
   Unrealized loss on marketable securities                               (624)          (2)
   Derivative loss                                                      (1,235)          --
   Foreign currency translation adjustment                                  61           (9)
-------------------------------------------------------------------------------------------
      Total other comprehensive loss                                    (1,798)         (11)
-------------------------------------------------------------------------------------------
Comprehensive loss                                                   $ (23,650)   $ (18,635)
===========================================================================================

Basic and diluted weighted average number
   of common shares outstanding                                         24,375       24,233
===========================================================================================

Basic and diluted loss per common share
Loss before cumulative effect of change
   in accounting principle                                           $   (0.73)   $   (0.77)
Cumulative effect of change in
   accounting principle                                                  (0.17)          --
-------------------------------------------------------------------------------------------
Net loss                                                             $   (0.90)   $   (0.77)
===========================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     (Unaudited)
                                                                       Sept. 30,     Dec. 31,
                                                                            2001         2000
---------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $   5,387    $   2,534
Marketable securities                                                      2,853        3,443
Receivables, net of allowance for doubtful accounts of
   $8,495 and $5,994, respectively                                        40,916       45,075
Receivables from related parties                                           9,619        7,575
Inventories, net                                                          20,147       20,700
Programming costs                                                             --       51,939
Deferred subscription acquisition costs                                   12,277       12,514
Other current assets                                                       9,271       11,554
---------------------------------------------------------------------------------------------
   Total current assets                                                  100,470      155,334
---------------------------------------------------------------------------------------------
Receivables from related parties                                          50,000       57,500
Property and equipment, net                                                9,704       10,689
Programming costs                                                         57,402        3,515
Goodwill, net of amortization of $6,669 and $4,761, respectively         135,509       87,260
Trademarks, net of amortization of $17,044 and $14,701, respectively      51,616       52,585
Other noncurrent assets                                                   32,319       21,605
---------------------------------------------------------------------------------------------
Total assets                                                           $ 437,020    $ 388,488
=============================================================================================

Liabilities
Financing obligations                                                  $   4,885    $   3,922
Financing obligations to related parties                                  15,000        5,000
Accounts payable                                                          18,545       25,295
Accounts payable to related parties                                        1,265          718
Accrued salaries, wages and employee benefits                              2,500        8,915
Deferred revenues                                                         48,669       41,898
Deferred revenues from related parties                                     8,497        4,397
Acquisition liability                                                     20,544           --
Other liabilities and accrued expenses                                    19,021       16,861
---------------------------------------------------------------------------------------------
   Total current liabilities                                             138,926      107,006
---------------------------------------------------------------------------------------------
Financing obligations                                                     83,734       89,328
Financing obligations to related parties                                      --        5,000
Deferred revenues from related parties                                    44,775       50,875
Net deferred tax liabilities                                               4,679        4,679
Acquisition liability                                                     44,204           --
Other noncurrent liabilities                                              27,868       17,415
---------------------------------------------------------------------------------------------
   Total liabilities                                                     344,186      274,303
---------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102
     and 4,859,102 issued, respectively                                       49           49
   Class B nonvoting - 30,000,000 shares authorized; 19,881,308
     and 19,647,048 issued, respectively                                     199          196
Capital in excess of par value                                           122,547      120,519
Accumulated deficit                                                      (25,236)      (3,384)
Unearned compensation restricted stock                                    (2,689)      (2,713)
Accumulated other comprehensive loss                                      (2,036)        (482)
---------------------------------------------------------------------------------------------
   Total shareholders' equity                                             92,834      114,185
---------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $ 437,020    $ 388,488
=============================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the Nine Months Ended September 30 (Unaudited)
                                 (In thousands)

                                                                           2001        2000
-------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                               $(21,852)   $(18,624)
Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation of property and equipment                                 2,940       2,600
   Amortization of intangible assets                                      6,561       5,970
   Equity in operations of Playboy TV International, LLC and other         (258)       (150)
   (Gain) loss on disposals                                                (290)      2,700
   Cumulative effect of change in accounting principle                    4,218          --
   Amortization of investments in entertainment programming              28,046      24,626
   Investments in entertainment programming                             (27,760)    (24,638)
   Net change in operating assets and liabilities                          (119)    (14,414)
   Other, net                                                              (872)        641
-------------------------------------------------------------------------------------------
Net cash used for operating activities                                   (9,386)    (21,289)
-------------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                                                   1,602         887
Additions to property and equipment                                      (2,120)     (4,726)
Acquisition of Califa Entertainment Group, Inc. and V.O.D., Inc.           (501)         --
Acquisition of Rouze Media, Inc.                                             --      (1,152)
Funding of equity interests                                              (1,747)     (1,740)
Purchase of marketable securities                                           (34)       (538)
Other, net                                                                    3          --
-------------------------------------------------------------------------------------------
Net cash used for investing activities                                   (2,797)     (7,269)
-------------------------------------------------------------------------------------------
Cash flows from financing activities
Net proceeds from sale of Playboy.com, Inc. Series A Preferred Stock     13,305          --
Proceeds from financing obligations                                       5,000       5,000
Repayment of financing obligations                                       (2,881)    (15,000)
Net proceeds from (payments on) revolving credit facility                (1,750)     16,500
Deferred financing fees                                                    (391)       (590)
Proceeds from stock plans                                                 1,960       1,312
Other, net                                                                 (207)         --
-------------------------------------------------------------------------------------------
Net cash provided by financing activities                                15,036       7,222
-------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      2,853     (21,336)
Cash and cash equivalents at beginning of period                          2,534      23,528
-------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $  5,387    $  2,192
===========================================================================================

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

(B)   ACQUISITIONS

      On July 6, 2001, the Company completed its acquisition of three networks:
The Hot Network and The Hot Zone together with the related television assets of Califa Entertainment Group, Inc. ("Califa") and Vivid TV and the related television assets of V.O.D., Inc. ("VODI"). The Company's ownership of VODI is currently reflected through a management services agreement pending the resolution of certain contingencies. The Company is combining these television networks into its Spice-branded television networks portfolio, enabling the Company to offer a wider range of adult programming. The Company is accounting for the acquisitions of Califa and VODI under the purchase method of accounting and, accordingly, the results of Califa and VODI since the acquisition date have been included in the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss. In connection with the acquisitions and preliminary purchase price allocations, goodwill of approximately $50 million has been recorded.

      The nominal consideration for Califa's assets was $28.3 million. The Company also assumed the obligations of Califa related to a note payable and non-compete liability. The nominal consideration for VODI's assets was $41.7 million. The Company is obligated to pay up to an additional $12.0 million in consideration should the acquired assets achieve certain financial performance targets. The total consideration will be paid over ten years, with the Company having the option of paying up to approximately $70 million of the scheduled payments in cash or Class B common stock. The Company is scheduled to make the base payments and any performance-based payments as follows (in thousands):

Year Ended December 31
--------------------------------------------------------------------------------
2001                                                                  $  17,000
2002                                                                      7,750
2003                                                                      9,500
2004                                                                      8,000
2005                                                                      8,000
2006                                                                      8,000
2007                                                                      8,000
2008                                                                      1,000
2009                                                                      1,000
2010                                                                      1,000
2011                                                                        750
-------------------------------------------------------------------------------
Total base payments                                                      70,000
===============================================================================
2003                                                                      5,000
2004                                                                      7,000
-------------------------------------------------------------------------------
Total performance-based payments                                      $  12,000
===============================================================================

      The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions occurred on January 1, 2000 (in thousands, except per share amounts):

                                                                     Nine Months Ended
                                                                       September 30,
                                                                 -----------------------
                                                                      2001          2000
----------------------------------------------------------------------------------------
Net revenues                                                     $ 220,269    $  239,348
Loss before cumulative effect of change in accounting principle    (18,900)     (19,476)
Net loss                                                           (23,118)     (19,629)

Basic and diluted loss per common share
Loss before cumulative effect of change in accounting principle      (0.74)       (0.76)
Net loss                                                         $   (0.90)   $   (0.77)
---------------------------------------------------------------------------------------

      The basic and diluted earnings per common share calculations reflect the presumed increase in outstanding shares of Class B common stock to be issued in the fourth quarter of 2001 as part of the consideration to be paid to the owners of Califa and VODI. The shares to be issued are assumed to be 1,278,000 based on a recent Class B share price of $12.52, with a total value of $16.0 million. These unaudited pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 2000, or of future results of operations. For historical financial information regarding Califa and VODI, as well as more detailed pro forma information, refer to the Company's Form 8-K/A filed on September 19, 2001.

      The allocation of the purchase price reflected in the Company's September 30, 2001 Condensed Consolidated Financial Statements is preliminary. The final purchase price allocation, which will be based in part on an independent valuation of the intangible assets of Califa and VODI, may result in adjustments to the acquired assets and liabilities and to operating results. The purchase price has been recorded at its net present value and is reported in the Condensed Consolidated Balance Sheet as current and noncurrent "Acquisition liability".

(C)   RESTRUCTURING EXPENSES

      In 1999, the Company began a cost-reduction effort that led to a work force reduction of 49 employees, or approximately 6%, through Company-wide layoffs and attrition. This resulted in a $0.2 million restructuring charge related to the termination of eight employees in the first quarter of 2000. All charges related to this restructuring were recorded and paid by December 31, 2000.

      In the fourth quarter of 2000, realignment of senior management, coupled with staff reductions, led to an additional restructuring charge of $3.7 million related to the termination of 19 employees, or approximately 3% of the work force. A total of $3.6 million related to this restructuring was paid by September 30, 2001, with the remainder to be paid through 2003.

      In the third quarter of 2001, the Company began a restructuring plan in light of current economic conditions. The plan includes a reduction in work force and vacating portions of certain office facilities by combining operations for greater efficiency, refocusing sales and marketing, outsourcing some operations and reducing overhead expenses. This resulted in a work force reduction of 106 employees, or approximately 15%, through Company-wide layoffs and attrition, approximately half of whom were in the Playboy Online Group. In the third quarter of 2001, 15 employees were notified of their termination, which led to a restructuring charge of $0.3 million. Of this, $0.1 million was paid by September 30, 2001, with most of the remainder to be paid in 2002. The remaining 74 employees were notified of their termination in the fourth quarter of 2001, and the Company expects to record an additional $2.0 million to $2.5 million charge in that quarter. Of this, approximately $1.3 million will be paid by December 31, 2001, with most of the remainder to be paid in 2002. Additionally, 17 positions were eliminated through attrition. The Company is also finalizing plans to eliminate excess leased space in its New York and Chicago offices, and expects to record a related charge in the fourth quarter of 2001.

(D)   GAIN (LOSS) ON DISPOSALS

      In July 2001, the Company sold a majority of its interest in VIPress Poland Sp. z o.o. ("VIPress"), publisher of the Polish edition of Playboy magazine, to their local management. In connection with the sale, the Company recorded a nonoperating gain of $0.4 million in the third quarter of 2001. There was no income tax effect attributable to the transaction due to the Company's net operating loss carryforward position. Prior to the sale, the financial statements of VIPress were included in the Company's financial statements, along with the related minority interest. Subsequent to the sale, the Company's remaining 20% interest in VIPress has been accounted for under the equity method and, as such, the Company's proportionate share of net income (loss) from VIPress has been included in nonoperating results.

      In 2000, the Company completed the sale of its Critics' Choice Video catalog and related Internet business and fulfillment and customer service operations. In connection with the sale, the Company recorded a nonoperating loss of $2.9 million in 2000 ($2.7 million through the first nine months), and recorded an additional $0.1 million nonoperating loss in 2001. The Company recorded a related deferred tax benefit of $0.4 million in 2000, which was offset by an increase in the valuation allowance.

(E)   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

      During the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards No. 139, Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89, and 121 ("Statement 139") and Statement of Position 00-2, Accounting by Producers or Distributors of Films ("SOP 00-2"). Statement 139 rescinds FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. SOP 00-2 establishes new film accounting and reporting standards for producers or distributors of films, including changes in revenue recognition and accounting for marketing, development and overhead costs. SOP 00-2 also requires all programming costs to be classified on the balance sheet as noncurrent assets. As a result of the adoption of SOP 00-2, the Company recorded a noncash, one-time charge of $4.2 million, or $0.17 per basic and diluted common share, in the first quarter of 2001, representing a cumulative effect of change in accounting principle. The charge primarily relates to reversals of previously recognized revenues which under the new rules were considered not yet earned, combined with a write-off of marketing costs that were previously capitalized and are no longer capitalizable under the new rules.

(F)   OTHER COMPREHENSIVE INCOME (LOSS)

The following sets forth the components of other comprehensive income (loss), and any related income tax effect allocated to each item (in thousands):

                                                    (Unaudited)                (Unaudited)
                                                  Quarters Ended            Nine Months Ended
                                                   September 30,              September 30,
                                              ----------------------     ----------------------
                                                   2001         2000         2001          2000
-----------------------------------------------------------------------------------------------
Unrealized loss on marketable securities (1)  $    (481)    $    (28)    $   (624)    $     (2)
Derivative loss                                  (1,138)          --       (1,235)          --
Foreign currency translation adjustment (2)   $      (3)    $      3     $     61     $     (9)
----------------------------------------------------------------------------------------------

(1) Net of a related tax benefit of $16 and $1 for the quarter and nine months ended September 30, 2000, respectively.
(2) Net of related tax expense of $1 and a benefit of $5 for the quarter and nine months ended September 30, 2000, respectively. For the quarter and nine months ended September 30, 2001, $244 of accumulated other comprehensive loss was reclassified to earnings related to the sale of VIPress.

(G)   DERIVATIVE INSTRUMENTS

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), as amended by Statement of Financial Accounting Standards No. 138, which require all derivative instruments to be recognized as either assets or liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

      The Company has derivative instruments that have been designated and qualify as cash flow hedges, which are entered into in order to hedge forecasted transactions or the variability of cash flows to be paid related to a recognized liability. The Company entered into an interest rate swap agreement maturing in May 2003 that effectively converts $45.0 million of its floating rate debt to fixed rate debt, thus reducing the impact of interest rate changes on future interest expense. In addition, to protect against the reduction in value of foreign currency cash flows, the Company hedges portions of its forecasted royalty revenues denominated in foreign currencies with forward contracts. The Company hedges these royalties for periods not exceeding 12 months.

      Since these derivative instruments are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is being deferred and reported as a component of other comprehensive income
(loss) and is reclassified into earnings when the hedged transactions occur. Upon adoption of Statement 133 in 2001, a $0.1 million cumulative effect of change in accounting principle was recorded as other comprehensive income.

      The Company had unrealized losses totaling $1.2 million for the nine months ended September 30, 2001, which represents the effective portion of changes in fair value of the cash flow hedges of $1.1 million and $0.1 million reclassified from other comprehensive income to the Condensed Consolidated Statements of Operations. The Company does not expect the amount reclassified from accumulated other comprehensive loss to earnings within the next 12 months to be material. For the nine-month period, there was no amount included in earnings related to hedging ineffectiveness.

(H)   LOSS PER COMMON SHARE

      For the quarter and nine months ended September 30, 2001, options to purchase approximately 2,150,000 and 2,280,000 shares, respectively, of the Company's Class B common stock and approximately 240,000 shares of Class B restricted stock awards were outstanding but were not included in the computation of diluted earnings per common share as the inclusion of these shares would have been antidilutive. As a result, the weighted average number of basic and diluted common shares outstanding for the quarter and nine-month period were equivalent.

(I)   INVENTORIES, NET

Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                       (Unaudited)
                                                         Sept. 30,      Dec. 31,
                                                              2001          2000
--------------------------------------------------------------------------------
Paper                                                      $ 5,966       $ 6,432
Editorial and other prepublication costs                     6,865         6,987
Merchandise finished goods                                   7,316         7,281
--------------------------------------------------------------------------------
Total inventories, net                                     $20,147       $20,700
================================================================================

(J)   PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

                                                      (Unaudited)
                                                        Sept. 30,      Dec. 31,
                                                             2001          2000
-------------------------------------------------------------------------------
Land                                                     $    292      $    292
Buildings and improvements                                  8,540         8,512
Furniture and equipment                                    15,517        15,420
Leasehold improvements                                      9,984         9,950
Software                                                    4,724         3,232
-------------------------------------------------------------------------------
Total property and equipment                               39,057        37,406
Accumulated depreciation                                  (29,353)      (26,717)
-------------------------------------------------------------------------------
Total property and equipment, net                        $  9,704      $ 10,689
===============================================================================

(K)   SEGMENT INFORMATION

The following tables represent financial information by reportable segment (in thousands):

                                                                        (Unaudited)                (Unaudited)
                                                                      Quarters Ended            Nine Months Ended
                                                                       September 30,              September 30,
                                                                  ----------------------    -----------------------
                                                                       2001         2000         2001          2000
-------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment                                                     $  29,947    $  28,208    $  80,660    $   76,725
Publishing                                                           32,616       33,455       95,952        97,391
Playboy Online                                                        6,754        6,556       19,821        18,757
Catalog                                                               2,658        7,862        8,435        28,111
Other Businesses                                                      2,140        1,809        8,385         7,191
-------------------------------------------------------------------------------------------------------------------
Total                                                             $  74,115    $  77,890    $ 213,253    $  228,175
===================================================================================================================
Loss before income taxes and cumulative effect
  of change in accounting principle
Entertainment                                                     $   9,967    $   9,077    $  20,257    $   18,486
Publishing                                                              877        1,200          346         2,251
Playboy Online                                                       (5,097)      (6,188)     (16,564)      (17,957)
Catalog                                                                   5           71         (161)         (298)
Other Businesses                                                        618           42        1,721           538
Corporate Administration and Promotion                               (3,958)      (6,248)     (12,813)      (16,931)
Restructuring expenses                                                 (256)          --         (256)         (257)
Investment income                                                        81          254          701           943
Interest expense                                                     (3,972)      (2,403)      (9,342)       (6,522)
Equity in operations of Playboy TV
  International, LLC and other                                         (163)         958          258           150
Gain (loss) on disposals                                                390       (2,700)         290        (2,700)
Playboy.com registration statement expenses                              --       (1,524)          --        (1,524)
Legal settlement                                                         --         (622)          --          (622)
Other, net                                                             (580)        (270)      (1,417)         (905)
-------------------------------------------------------------------------------------------------------------------
Total                                                             $  (2,088)   $  (8,353)   $ (16,980)   $  (25,348)
===================================================================================================================
EBITDA (1)
Entertainment                                                     $  20,463    $  18,768    $  52,944    $   47,422
Publishing                                                            1,030        1,382          842         2,725
Playboy Online                                                       (4,616)      (5,694)     (15,196)      (16,790)
Catalog                                                                  12          122         (141)         (160)
Other Businesses                                                        670           95        1,880           685
Corporate Administration and Promotion                               (2,899)      (9,982)      (9,761)      (18,778)
Restructuring expenses                                                 (256)          --         (256)         (257)
-------------------------------------------------------------------------------------------------------------------
Total                                                             $  14,404    $   4,691    $  30,312    $   14,847
===================================================================================================================
                                                                                          (Unaudited)
                                                                                            Sept. 30,      Dec. 31,
                                                                                                 2001          2000
-------------------------------------------------------------------------------------------------------------------
Identifiable assets
Entertainment (2)                                                                           $ 323,426    $  267,142
Publishing                                                                                     49,267        56,191
Playboy Online                                                                                  6,486         7,675
Catalog                                                                                         4,342         3,797
Other Businesses                                                                                4,968         5,003
Corporate Administration and Promotion                                                         48,531        48,680
-------------------------------------------------------------------------------------------------------------------
Total (2)                                                                                   $ 437,020    $  388,488
===================================================================================================================

(1) EBITDA represents earnings before interest expense, income taxes, cumulative effect of change in accounting principle, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees and equity in operations of Playboy TV International, LLC ("PTVI") and other. EBITDA should not be considered an alternative to any measure of performance or liquidity under generally accepted accounting principles. Similarly, it should not be inferred that EBITDA is more meaningful than any of those measures.
(2) The increase in identifiable assets since December 31, 2000 was primarily due to the Califa and VODI acquisitions in July 2001.

(L)   FINANCING OBLIGATIONS

      At September 30, 2001, the Company's credit facility totaled $107.1 million, comprised of $72.1 million of term loans and a $35.0 million revolving credit facility. At September 30, 2001, $16.5 million was outstanding under the revolver. The weighted average interest rate as of September 30, 2001 was 7.69% for the term loans and 7.14% for the revolver. The credit agreement contains financial covenants requiring the Company to maintain certain leverage, interest coverage and fixed charge coverage ratios. During the quarter ended June 30, 2001, the Company and its lenders amended the credit agreement, which approved the terms of the acquisition of television networks from Califa and VODI, revised the financial covenant levels and increased the interest rate margin by 0.25%. See Note (B) Acquisitions.

      Playboy.com, Inc. ("Playboy.com") has been in active discussions with strategic partners and other potential investors in connection with a private placement of its preferred stock. On each of March 7, 2001 and April 2, 2001, Playboy.com issued a convertible promissory note in the aggregate principal amount of $5.0 million to two strategic investors. On July 30, 2001, Playboy.com issued a third convertible promissory note in the aggregate principal amount of $5.0 million to Hugh M. Hefner. On August 13, 2001, each of the three aforementioned convertible promissory notes, together with accrued and unpaid interest thereon, was converted into shares of Playboy.com's Series A Preferred Stock. Playboy.com's Series A Preferred Stock is convertible into Playboy.com common stock (initially on a one-for-one basis) and is redeemable by Playboy.com after the fifth anniversary of the date of its issuance at the option of the holder. In addition, in the event that a holder elects to redeem Playboy.com's Series A Preferred Stock at any time after the fifth anniversary of the date of its issuance and before the 180th day thereafter, and Playboy.com is not able to, or does not, satisfy such obligation, in cash or stock, the Company has agreed that it shall redeem all or part of the shares in lieu of redemption by Playboy.com, either in cash, shares of the Company's Class B common stock or any combination thereof at its option.

      In September 2001, Hugh M. Hefner made a $5.0 million loan to Playboy.com. The loan bears interest at an annual rate of 8.00%, with principal and accumulated interest due in July 2002.

(M)   NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets (collectively, the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In compliance with the Statements, goodwill recorded in connection with the acquisitions of Califa and VODI on July 6, 2001 is not being amortized.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. For 2001, the amortization of goodwill and intangible assets is expected to be approximately $8 million. The Company is evaluating the impact that application of the nonamortization provisions of the Statements will have on the Company's financial statements. The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the financial statements of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following is a summary of the Company's results of operations (in millions, except per share amounts):

                                                 Quarters Ended         Nine Months Ended
                                                  September 30,            September 30,
                                              ---------------------   --------------------
                                                  2001        2000        2001        2000
------------------------------------------------------------------------------------------
Net revenues                                  $   74.1    $   77.9    $  213.3    $  228.2
==========================================================================================
Segment income (loss)                         $    2.5    $   (2.0)   $   (7.2)   $  (14.0)
Restructuring expenses                            (0.3)         --        (0.3)       (0.2)
------------------------------------------------------------------------------------------
Operating income (loss)                       $    2.2    $   (2.0)   $   (7.5)   $  (14.2)
==========================================================================================
Net loss                                      $   (2.1)   $   (6.5)   $  (21.9)   $  (18.6)
==========================================================================================
Basic and diluted net loss per common share   $  (0.09)   $  (0.27)   $  (0.90)   $  (0.77)
==========================================================================================

       The Company's revenues decreased 5% to $74.1 million for the quarter ended September 30, 2001 compared to the prior year quarter. Revenues for the nine-month period decreased 7% to $213.3 million. These decreases were primarily due to the sale of the Critics' Choice Video businesses in October 2000.

       For the quarter, operating performance improved $4.2 million, primarily due to lower Corporate Administration and Promotion expenses combined with better performance from the Playboy Online and Entertainment Groups. For the nine-month period, the improvement in operating performance of $6.7 million was primarily due to lower Corporate Administration and Promotion expenses combined with better performance from the Entertainment, Playboy Online and Other Businesses Groups.

       The net losses for the current year periods reflected higher interest expense largely due to imputed noncash interest related to the deferred payment of the purchase price for the acquisitions of Califa and VODI. The current year nine-month period also included a noncash, one-time charge for a cumulative effect of change in accounting principle related to the adoption of SOP 00-2, Accounting by Producers or Distributors of Films. Both of the prior year periods included income tax benefits which were not recorded in the current year periods principally due to the Company's decision to increase the valuation allowance for its deferred tax assets at the end of 2000. Additionally, the prior year periods both included an estimated loss related to the sale of Critics' Choice Video and a charge incurred in connection with a Playboy.com registration statement that was subsequently withdrawn.

       Several of the Company's businesses can experience variations in quarterly performance. As a result, the Company's performance in any quarter is not necessarily reflective of full-year or longer-term trends. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on economic conditions, product introductions by advertising customers and changes in advertising buying patterns. E-commerce revenues are typically impacted by the year-end holiday buying season and decreased Internet traffic during the summer months. Additionally, international TV revenues vary due to the timing of recognizing library license fees from PTVI.

ENTERTAINMENT GROUP

The Entertainment Group's results were as follows (in millions):

                                      Quarters Ended          Nine Months Ended
                                       September 30,            September 30,
                                    -------------------     -------------------
                                       2001        2000        2001        2000
-------------------------------------------------------------------------------
Revenues
Domestic TV networks                $  23.1     $  18.6     $  60.2     $  57.4
International TV                        6.1         7.5        12.9        12.7
Worldwide home video                    0.5         1.8         7.3         5.9
Movies and other                        0.2         0.3         0.3         0.7
-------------------------------------------------------------------------------
Total revenues                      $  29.9     $  28.2     $  80.7     $  76.7
===============================================================================
Segment income
Before programming expense          $  18.8     $  17.3     $  48.3     $  43.1
Programming expense                    (8.8)       (8.2)      (28.0)      (24.6)
-------------------------------------------------------------------------------
Total segment income                $  10.0     $   9.1     $  20.3     $  18.5
===============================================================================

      The following discussion focuses on the profit contribution of each business before programming expense.

Domestic TV Networks

      On July 6, 2001, the Company acquired two networks together with the related television assets of Califa, as well as a third network and the related television assets of VODI, a separate entity owned by Califa's principals. The Company is combining these television networks into its Spice-branded television networks portfolio, enabling the Company to offer a wider range of adult programming.

      For the quarter and nine-month period, profit contribution for the domestic TV networks business increased $3.4 million and $4.0 million, respectively, on revenue increases of $4.5 million, or 24%, and $2.8 million, or 5%, respectively. These increases were primarily attributable to the acquisition of the three networks described above, combined with higher Playboy TV revenues. Revenues from all of the Company's networks were unfavorably impacted by the events of September 11, 2001, but have rebounded in the fourth quarter of 2001.

The Company's networks were available to the following approximate household units (in millions):

                                            Sept. 30,     Dec. 31,     Sept. 30,
                                                 2001         2000          2000
--------------------------------------------------------------------------------
Playboy TV (1):
    Cable analog addressable                      8.8         11.0          11.9
    Cable digital                                 7.6          3.2           2.6
    DTH                                          17.1         15.4          14.2
Spice (1) (2):
    Cable analog addressable                     18.4         16.2          18.2
    Cable digital                                18.5          8.4           7.2
    DTH                                          33.2           --            --
--------------------------------------------------------------------------------

(1) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of the Company's networks and/or multiple platforms (i.e. analog and digital) are available to that household.
(2)   Includes the three additional networks acquired in July 2001.

International TV

      Both revenues and profit contribution from the international TV business decreased $1.4 million for the quarter, due to the timing of library license fees from PTVI, partially offset by higher programming output payments from PTVI. Profit contribution increased $0.1 million on a $0.2 million increase in revenues for the nine-month period, as lower library license fees were more than offset by higher programming output payments.

Worldwide Home Video

      Revenues and profit contribution from the worldwide home video business for the quarter decreased $1.3 million, or 71%, and $0.2 million, respectively, largely due to the absence of a domestic home video distributor in the current year quarter. The Company's contract with its domestic distributor expired in June 2001 and a contract with a new distributor became effective in October 2001. Profit contribution increased $1.9 million on a revenue increase of $1.4 million, or 23%, for the nine-month period. These increases were primarily due to domestic revenues recorded in the current year in accordance with SOP 00-2, Accounting by Producers or Distributors of Films. These revenues were related to guarantees from a backlist distribution agreement that were recorded in prior year periods. Under the new rules of SOP 00-2, these previously recognized revenues were considered not yet earned and therefore were reversed and reported as part of a cumulative effect of change in accounting principle in the first quarter of the current year. The nine-month comparison also reflected higher international sales of The Eros Collection movies through a one-time multi-territory deal in the current year and lower domestic revenues as a result of the expiration of the distribution contract.

Movies and Other

      Both revenues and profit contribution from movies and other businesses decreased $0.1 million for the quarter. Profit contribution decreased $0.3 million on a $0.4 million, or 52%, decrease in revenues for the nine-month period. The Entertainment Group's administrative expenses increased $0.3 million for the quarter and $0.4 million for the nine-month period.

Programming Expense

      Programming amortization expense increased $0.6 million for the quarter primarily due to an increase in amortization for domestic TV networks, partially offset by a decrease in worldwide home video amortization. Programming amortization expense increased $3.4 million for the nine-month period, primarily due to higher amortization for domestic TV networks and international TV.

PUBLISHING GROUP

The Publishing Group's results were as follows (in millions):

                                          Quarters Ended       Nine Months Ended
                                           September 30,         September 30,
                                        ------------------    ------------------
                                           2001       2000       2001       2000
--------------------------------------------------------------------------------
Revenues
Playboy magazine                        $  25.6    $  26.0    $  75.5    $  76.6
Other domestic publishing                   4.6        4.5       12.0       12.1
International publishing                    2.4        3.0        8.5        8.7
--------------------------------------------------------------------------------
Total revenues                          $  32.6    $  33.5    $  96.0    $  97.4
================================================================================
Segment income                          $   0.9    $   1.2    $   0.3    $   2.3
================================================================================

      Playboy magazine revenues decreased $0.4 million, or 2%, for the quarter and $1.1 million, or 2%, for the nine-month period, principally due to unfavorable variances in newsstand sales adjustments for prior period issues combined with fewer U.S. and Canadian newsstand copies sold in the current year periods. Lower revenues from the rental of the magazine's subscriber list also contributed to the decrease for the nine-month period. Advertising revenues for both the quarter and nine-month period remained relatively flat compared to the prior year periods. Advertising sales for the fourth quarter magazine issues are closed and the Company expects to report 13% lower ad revenues and 22% fewer ad pages compared to the quarter ended December 31, 2000, resulting in expected 4% and 9% decreases in ad revenues and ad pages, respectively, for 2001 compared to 2000. This is largely the result of industry-wide softness.

      Other domestic publishing revenues remained relatively flat for both the quarter and nine-month period.

      International publishing revenues decreased $0.6 million, or 18%, for the quarter primarily due to the Company's sale in July 2001 of a majority of its Polish publishing joint venture to their local management. As a result, the joint venture's results are no longer consolidated. Revenues decreased $0.2 million, or 2%, for the nine-month period primarily due to lower royalties from the Brazilian edition as a result of weak economic conditions in that country.

      Publishing Group segment income for the quarter and nine-month period decreased $0.3 million and $2.0 million, respectively, compared to the prior year periods primarily due to lower Playboy magazine subscription and newsstand profitability, partially offset by higher Playboy magazine advertising profitability. Lower international publishing royalties also negatively affected the nine-month comparison.

PLAYBOY ONLINE GROUP

The Playboy Online Group's results were as follows (in millions):

                                    Quarters Ended           Nine Months Ended
                                     September 30,             September 30,
                                 ---------------------     --------------------
                                    2001         2000         2001         2000
-------------------------------------------------------------------------------
Revenues                         $   6.8      $   6.6      $  19.8      $  18.8
===============================================================================

Segment loss                     $  (5.1)     $  (6.2)     $ (16.6)     $ (18.0)
===============================================================================

      Playboy Online Group revenues increased $0.2 million, or 3%, for the quarter. The group's revenues increased $1.0 million, or 6%, for the nine-month period. Higher subscription and international revenues, the latter as a result of licensing fees generated by the Company's new German and Korean joint ventures, drove the increases. E-commerce revenues decreased for the quarter, primarily due to the sale of CCVideo.com in October 2000, and increased for the nine-month period. Weaker advertising and sponsorship revenues, an ongoing industry-wide trend, also affected both comparisons. The segment loss decreased $1.1 million for the quarter and $1.4 million for the nine-month period, in spite of higher administrative expenses. These were due to trademark, content and administrative fees to the parent company, most of which were charged to Playboy.com beginning in the fourth quarter of 2000. The Company is taking actions to achieve profitability for the group in 2002 by increasing efforts to convert visitors to purchasers and reducing expenses. The Company expects the restructuring and cost-saving initiatives to favorably impact the financial performance of the Playboy Online Group.

CATALOG GROUP

The Catalog Group's results were as follows (in millions):

                                   Quarters Ended           Nine Months Ended
                                    September 30,             September 30,
                               -----------------------   ----------------------
                                    2001          2000        2001         2000
-------------------------------------------------------------------------------
Revenues                       $     2.7     $     7.9   $     8.4    $    28.1
===============================================================================

Segment income (loss)          $      --     $     0.1   $    (0.2)   $    (0.3)
===============================================================================

      Revenues decreased $5.2 million, or 66%, for the quarter and $19.7 million, or 70%, for the nine-month period. Segment performance remained relatively flat compared to the prior year periods. These changes were the result of management's decision to divest this non-branded, non-core business. In October 2000, the Company completed the sale of its Critics' Choice Video businesses and related fulfillment and customer service operations to Infinity Resources, Inc.

      The Company expects to effect a sale of its Collectors' Choice Music catalog and related Internet business, at which time the Company's presence in the non-branded print catalog business will end.

OTHER BUSINESSES GROUP

The Other Businesses Group's results were as follows (in millions):

                                       Quarters Ended         Nine Months Ended
                                        September 30,           September 30,
                                    --------------------    --------------------
                                        2001        2000        2001        2000
--------------------------------------------------------------------------------
Revenues                            $    2.1    $    1.8    $    8.4    $    7.2
================================================================================

Segment income                      $    0.6    $     --    $    1.7    $    0.5
================================================================================

      Segment income from the Other Businesses Group for the quarter and nine-month period increased $0.6 million and $1.2 million, respectively, on revenue increases of $0.3 million, or 18%, and $1.2 million, or 17%, respectively. Lower business development expenses related to casino gaming opportunities, combined with growth in the Company's domestic licensed branded products business, were responsible for the increased performance.

      The Company has found that the greatest interest in the marketplace for Playboy-branded casinos and entertainment centers will be from licensing and marketing opportunities, as opposed to equity management deals. Therefore, as part of its restructuring, the Company has combined the operations of casino gaming into product marketing.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses of $4.0 million decreased $2.3 million, or 37%, for the quarter. Expenses of $12.8 million decreased $4.1 million, or 24%, for the nine-month period. These decreases reflect a reduction of expenses related to the trademark, content and administrative fees from the Playboy Online Group, combined with lower technology expenses. Lower marketing expenses also favorably impacted the quarter.

RESTRUCTURING EXPENSES

      In the third quarter of 2001, the Company began a restructuring plan in light of current economic conditions. The plan includes a reduction in work force and vacating portions of certain office facilities by combining operations for greater efficiency, refocusing sales and marketing, outsourcing some operations and reducing overhead expenses. As a result of these measures, the Company expects to save approximately $8 million to $10 million on an annualized basis. A $0.3 million restructuring charge was recorded in the third quarter of 2001 related to the termination of 15 employees. In the fourth quarter of 2001, the Company expects to record an additional $2.0 million to $2.5 million charge related to the termination of an additional 74 employees. Additionally, 17 positions were eliminated through attrition. The Company is also finalizing plans to eliminate excess leased space in its New York and Chicago offices, and expects to record a related charge in the fourth quarter of 2001.

      For the nine months ended September 30, 2000, a $0.2 million restructuring charge was recorded in the first quarter related to the termination of eight employees.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2001, the Company had $5.4 million in cash and cash equivalents and $103.6 million in total financing obligations compared to $2.5 million in cash and cash equivalents and $103.3 million in total financing obligations at December 31, 2000. The financing obligations at September 30, 2001 and December 31, 2000 included $15.0 million and $10.0 million, respectively, in loans made directly to Playboy.com that are non-recourse to the parent company. The Company plans to finance its working capital and capital expenditure requirements primarily from cash generated from operations, short- and long-term borrowings and sales of equity. The Company's current liquidity requirements are being provided by a $107.1 million credit facility, comprised of $72.1 million of term loans and a $35.0 million revolving credit facility. At September 30, 2001, $16.5 million was outstanding under the revolver. The weighted average interest rate as of September 30, 2001 was 7.69% for the term loans and 7.14% for the revolver.

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

      The nominal consideration for Califa's assets previously discussed was $28.3 million. The Company also assumed the obligations of Califa related to a note payable and non-compete liability. The nominal consideration for VODI's assets was $41.7 million. The Company is obligated to pay up to an additional $12.0 million in consideration should the acquired assets achieve certain financial performance targets. The total consideration will be paid over ten years, with the Company having the option of paying up to approximately $70 million of the scheduled payments in cash or Class B common stock.

      Playboy.com has been in active discussions with strategic partners and other potential investors in connection with a private placement of its preferred stock. On each of March 7, 2001 and April 2, 2001, Playboy.com issued a convertible promissory note in the aggregate principal amount of $5.0 million to two strategic investors. On July 30, 2001, Playboy.com issued a third convertible promissory note in the aggregate principal amount of $5.0 million to Hugh M. Hefner. On August 13, 2001, each of the three aforementioned convertible promissory notes, together with accrued and unpaid interest thereon, was converted into shares of Playboy.com's Series A Preferred Stock. Playboy.com's Series A Preferred Stock is convertible into Playboy.com common stock (initially on a one-for-one basis) and is redeemable by Playboy.com after the fifth anniversary of the date of its issuance at the option of the holder. In addition, in the event that a holder elects to redeem Playboy.com's Series A Preferred Stock at any time after the fifth anniversary of the date of its issuance and before the 180th day thereafter, and Playboy.com is not able to, or does not, satisfy such obligation, in cash or stock, the Company has agreed that it shall redeem all or part of the shares in lieu of redemption by Playboy.com, either in cash, shares of the Company's Class B common stock or any combination thereof at its option.

      In September 2001, Hugh M. Hefner made a $5.0 million loan to Playboy.com. The loan bears interest at an annual rate of 8.00%, with principal and accumulated interest due in July 2002.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used for operating activities was $9.4 million for the nine months ended September 30, 2001, due primarily to $27.8 million of investments in Company-produced and licensed entertainment programming, partially offset by positive results (after adjusting for noncash items), principally from the Entertainment Group.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $2.8 million for the nine-month period primarily due to $2.1 million of additions to property and equipment and $1.7 million in funding of its equity interests in international TV ventures. The Califa and VODI acquisitions resulted in net cash paid of $0.5 million in the current year. Partially offsetting the above was $1.6 million of proceeds from disposals, largely related to the sale of VIPress.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities was $15.0 million for the nine-month period primarily due to $13.3 million of net proceeds from the sale of Playboy.com's Series A Preferred Stock. Playboy.com also received the $5.0 million loan from Hugh M. Hefner.

OTHER

      In June 2001, the FASB issued the Statements, Business Combinations and Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. In compliance with the Statements, goodwill recorded in connection with the acquisitions of Califa and VODI on July 6, 2001 is not being amortized.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. For 2001, the amortization of goodwill and intangible assets is expected to be approximately $8 million. The Company is evaluating the impact that application of the nonamortization provisions of the Statements will have on the Company's financial statements. The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the financial statements of the Company.

FORWARD-LOOKING STATEMENTS

       This Form 10-Q Quarterly Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

(1) foreign, national, state and local government regulation, actions or initiatives, including:

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

(2) risks associated with foreign operations, including market acceptance and demand for the Company's products and the products of its licensees and the Company's ability to manage the risk associated with its exposure to foreign currency exchange rate fluctuations;

(3)   increases in interest rates;

(4) changes in general economic conditions, consumer spending habits, viewing patterns, fashion trends or the retail sales environment which, in each case, could reduce demand for the Company's programming and products and impact its advertising revenues;

(5) the Company's ability to protect its trademarks and other intellectual property;

(6) risks as a distributor of media content, including becoming subject to claims for defamation, invasion of privacy, negligence, copyright, patent or trademark infringement, and other claims based on the nature and content of the materials distributed;

(7) the dilution from any potential issuance of additional Company common stock in connection with acquisitions by the Company and investments in Playboy.com;

(8) competition for advertisers from other publications, media or online providers or any decrease in spending by advertisers, either generally or with respect to the adult male market;

(9)   competition in the cable, DTH, men's magazine and Internet markets;

(10) reliance on third parties for technology and distribution for the television video-on-demand and Internet businesses;

(11) changes in distribution technology and/or unforeseen delays in the implementation of that technology by the cable and DTH industries, which might affect the Company's plans and assumptions regarding carriage of its networks;

(12) risks associated with losing access to transponders, competition for transponders and channel space and any decline in the Company's access to, and acceptance by, cable and DTH systems or any deterioration in the terms or cancellation of fee arrangements with operators of these systems;

(13) attempts by consumers or citizens groups to exclude the Company's programming from pay television distribution;

(14) risks associated with integrating the operations of the three networks that the Company recently acquired and the risks that the Company may not realize the expected operating efficiencies, synergies, increased sales and profits and other benefits from the acquisitions;

(15)  increases in paper or printing costs;

(16) effects of the national consolidation of the single-copy magazine distribution system;

(17) uncertainty of the viability of the Internet gaming, e-commerce, advertising and subscription businesses; and

(18) the Company's ability to obtain adequate third-party financing, including equity investments, to fund the Company's Internet business, and the timing and terms of such financing.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number                             Description
-------                            -----------

  #2.1 Asset Purchase Agreement, dated as of June 29, 2001, by and among Playboy Enterprises, Inc., Califa Entertainment Group, Inc., V.O.D., Inc., Steven Hirsch, Dewi James and William Asher (incorporated by reference to Exhibit 2.1 from the Current Report on Form 8-K dated July 6, 2001)

 #10.1 Amendment to July 1, 1987 Playboy Magazine Subscription Fulfillment Agreement between Communications Data Services, Inc. and Playboy Enterprises International, Inc. dated July 1, 2001

  10.2 Promissory note dated September 26, 2001 between Playboy.com, Inc. and Hugh M. Hefner

  10.3   Los Angeles Studio Facility Lease Documents

         a Agreement of Lease dated September 20, 2001 between Kingston Andrita LLC and Playboy Entertainment Group, Inc.

         b     Sublease dated September 20, 2001 between Playboy
               Entertainment Group, Inc. and Directrix, Inc.

         c Guaranty dated September 20, 2001 by Playboy Entertainment Group, Inc. in favor of Kingston Andrita LLC

----------
# Certain information omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission

(b)   Reports on Form 8-K

On July 23, 2001, the Company filed a Form 8-K relating to its acquisition of
(i) two networks (The Hot Network and The Hot Zone) and the related television assets of Califa and (ii) a third network (Vivid TV) and the related television assets of VODI. On September 19, 2001, the Company filed an amendment on Form 8-K/A to update the Form 8-K filed on July 23, 2001 to include applicable financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PLAYBOY ENTERPRISES, INC.
                                        ----------------------------------------
                                              (Registrant)


Date November 13, 2001                  By s/ Linda Havard
                                          --------------------------------------
                                        Linda G. Havard
                                        Executive Vice President,
                                        Finance and Operations,
                                        and Chief Financial Officer
                                        (Authorized Officer and
                                        Principal Financial and
                                        Accounting Officer)