Form 10-K
period 2001-12-31
PLAYBOY ENTERPRISES INC
filed 2002-03-21
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act:

                                                                               Name of each exchange
        Title of each class                                                     on which registered
        -------------------                                                  --------------------------
Class A Common Stock, par value $0.01 per share ...................          New York Stock Exchange
                                                                             Pacific Exchange
Class B Common Stock, par value $0.01 per share ...................          New York Stock Exchange
                                                                             Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of Class A Common Stock, par value $0.01 per share, held by nonaffiliates on February 28, 2002 (based upon the closing sale price on the New York Stock Exchange) was $19,783,146. The aggregate market value of Class B Common Stock, par value $0.01 per share, held by nonaffiliates on February 28, 2002 (based upon the closing sale price on the New York Stock Exchange) was $214,618,476.

      As of February 28, 2002, there were 4,864,102 shares of Class A Common Stock, par value $0.01 per share, and 19,676,047 shares of Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents                                               Form 10-K Reference
---------                                               -------------------
Notice of Annual Meeting of Stockholders and Proxy      Part III, Items 10-13, to the
Statement (to be filed) relating to the Annual          extent described therein
Meeting of Stockholders to be held in May 2002

                            PLAYBOY ENTERPRISES, INC.
                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business............................................................3
Item 2.  Properties.........................................................13
Item 3.  Legal Proceedings..................................................14
Item 4.  Submission of Matters to a Vote of Security Holders................14

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters............................................................14
Item 6.  Selected Financial Data............................................15
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................16
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.........29
Item 8.  Financial Statements and Supplementary Data........................29
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...............................................58

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.................58
Item 11. Executive Compensation.............................................58
Item 12. Security Ownership of Certain Beneficial Owners and Management.....58
Item 13. Certain Relationships and Related Transactions.....................58

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K....58

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

      The Company's businesses have been classified into the following reportable segments: Entertainment, Publishing, Playboy Online, Catalog and Licensing Businesses. The sale of the Collectors' Choice Music catalog in November 2001 ended the Company's presence in the nonbranded print Catalog Group business. Net revenues, loss from continuing operations before income taxes and cumulative effect of change in accounting principle, earnings before interest, taxes, depreciation and amortization ("EBITDA"), depreciation and amortization and identifiable assets of each reportable segment are set forth in Note (U) Segment Information of Notes to Consolidated Financial Statements.

      The Company's trademarks are critical to the success and potential future growth of all of the Company's businesses. The trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, Playmate, Rabbit Head Design, Spice, Sarah Coventry and numerous domain names related to its online business.

ENTERTAINMENT GROUP

      The Entertainment Group operations include the production and marketing of programming through domestic TV networks, international TV and worldwide home video markets.

      On July 6, 2001, the Company acquired The Hot Network and The Hot Zone networks, together with the related television assets of Califa Entertainment Group, Inc. ("Califa"). In addition, under the asset purchase agreement related to the Califa networks, upon the resolution of certain contingencies, the Company will complete the acquisition of the Vivid TV network and the related television assets of V.O.D., Inc. ("VODI"), a separate entity owned by Califa's principals. Through provisions in the asset purchase agreement, the Company is currently operating Vivid TV and has generally assumed the risks and benefits associated with the ownership of the Vivid TV assets until the closing. These transactions are referred to collectively as the "Califa acquisition." The addition of these networks into the Company's television networks portfolio enables the Company to offer a wider range of adult programming. See Note (B) Acquisitions of Notes to Consolidated Financial Statements.

Programming

      The Entertainment Group develops, produces and distributes programming for worldwide TV and home video markets. Its productions have included feature films, magazine-format shows, reality-based and dramatic series, documentaries, live events, anthologies of sexy short stories and celebrity and Playmate features. The Company continues to increase the amount and variety of quality programming by offering new genres, such as Director's Cut films. Its programming features stylized eroticism in a variety of entertaining formats for men and women and does not contain scenes that link sexuality with violence. The Company's programming is designed to be adapted easily into a number of formats, enabling the Company to spread its relatively fixed programming costs over multiple product lines. The majority of the programming that airs on the movie networks, comprised of Spice, Spice 2, The Hot Network, The Hot Zone and Vivid TV, is licensed by the Company from third parties.

      The Company invests in high-quality Playboy style programming to support its expanding businesses. The Company invested $37.3 million, $33.1 million and $35.3 million in entertainment programming in 2001, 2000 and 1999, respectively. These amounts, which also include expenditures for licensed programming, resulted in the production of 232, 192 and 172 hours of original programming, respectively. At December 31, 2001, the Company's library of primarily exclusive, Playboy branded original programming totaled approximately 2,000 hours. In 2002, the Company expects to invest approximately $45 million in Company-produced and licensed programming, which could vary based on, among other things, the timing of completing productions.

      The Company also created and markets The Eros Collection, a line of small-budget, non-Playboy branded movies. These films air on Playboy TV, are distributed internationally and are available for rent or sale through home video retailers, such as Blockbuster Video stores. In addition, these movies frequently air on the HBO and Showtime networks.

      The Company has produced or co-produced a number of shows which air on the domestic Playboy TV network and are also distributed internationally. Additionally, some episodes have been released as Playboy Home Video titles and/or have been licensed to other networks, such as HBO and Showtime. Some of the series in recent years have included Women: Stories of Passion, Red Shoe Diaries, which was co-produced with Zalman King Entertainment, Inc., Beverly Hills Bordello and Passion Cove. In 2001, the Company premiered its two newest series, Sexy Urban Legends and 7 Lives Xposed, Playboy TV's first venture into reality-based television.

      In 2002, the Company expects to move to a new 105,000 square-foot studio facility where the Company will have a centralized digital, technical and programming facility for both the Entertainment and Playboy Online Groups. The move will enable the Company to produce more original programs in a more efficient and cost effective operating environment.

Domestic TV Networks

      The Company currently operates multiple domestic TV networks. Playboy TV is offered on cable and through the satellite direct-to-home ("DTH") market on a pay-per-view, video-on-demand ("VOD") and monthly subscription basis. In 1999, the Company acquired Spice Entertainment Companies, Inc. ("Spice"), a leading provider of adult television entertainment. The Spice and Spice 2 networks are offered on cable on a pay-per-view basis. As previously discussed, in July 2001, through the Califa acquisition the Company added the The Hot Network, The Hot Zone and Vivid TV networks to its portfolio, which are all offered on cable and through the DTH market on a pay-per-view basis. The Company intends to rebrand these new networks into its Spice branded portfolio. The Company also recognizes royalty revenues from the license of its programming to other pay networks.

      Pay-per-view programming can be delivered through any number of delivery methods, including: (a) digital and analog cable television, (b) DTH to households with small dishes receiving a Ku-band medium or high power digital signal ("DBS"), such as those currently offered by DirecTV and EchoStar, or with large satellite dishes receiving a C-band low power analog or digital signal ("TVRO"), (c) wireless cable systems, and (d) technologies such as cable modem and the Internet.

The following table illustrates certain information regarding approximate household units and current average retail rates for the Company's networks (in millions, except retail rates):

                                                         Household Units (1)              Average Retail Rates
                                                        ---------------------       -------------------------------
                                                        Dec. 31,     Dec. 31,             Monthly              Pay-
                                                            2001         2000        Subscription          Per-View
-------------------------------------------------------------------------------------------------------------------
Playboy TV
   DTH                                                      18.1         15.4       $       15.60    $         8.00
   Cable digital                                            10.3          3.2               12.25              7.90
   Cable analog addressable                                  7.8         11.0               14.50              7.75

Movie Networks
   DTH                                                      35.3           --                  --        9.35-11.00
   Cable digital                                            25.3          8.4                  --        7.65-10.95
   Cable analog addressable                                 17.0         16.2       $          --    $  7.45-$11.95
-------------------------------------------------------------------------------------------------------------------

(1) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of the Company's networks and/or multiple platforms (i.e. analog and digital) are available to that household.
(2) Includes additional networks in connection with the Califa acquisition in July 2001.

      Most cable service in the United States is distributed through large multiple system operators ("MSOs") and their affiliated cable systems ("cable affiliates"). Once arrangements are made with an MSO, the Company is able to negotiate channel space for its networks with the cable affiliates. Individual cable affiliates determine the retail price of both pay-per-view, which is dependent on the length of the block of programming, and monthly subscription services, which can be dependent on the number of premium services to which a household subscribes.

      Growth in the cable pay-per-view market is expected to result principally from cable system upgrades, utilizing digital compression and other bandwidth expansion methods that provide cable operators additional channel capacity. In recent years, cable operators have been shifting from analog to digital technology in order to upgrade their cable systems and to counteract competition from DBS operators. Digital cable television has several advantages over analog cable television, including more channels, better audio and video quality, advanced set-top boxes that are addressable, a secure fully scrambled signal, integrated program guides and advanced ordering technology. Paul Kagan Associates, Inc. ("Kagan"), an independent media research firm, projects average annual increases of approximately 1% in total cable households and 35% in cable digital households through December 31, 2004. During this same period, Kagan projects an average annual decrease of approximately 39% in cable analog addressable households, as customers move from older analog systems to the digital or DBS platforms.

      Additionally, recent technology advances will allow consumers to not only order programs on a pay-per-view basis, but also to choose VOD, which differs from traditional pay-per-view in that it allows viewers to purchase a specific movie or program for a period of time with VCR functionality. The basic premise is that consumers have a menu of options to choose from and can buy a program "on demand" without having to adhere to the schedule of a programmed network. The Company believes it is well positioned for this new phase of technology because of the power of its brand names, its large library of original programming and its agreements with leading major adult movie producers for VOD rights. Growth of this technology will be dependent on a number of factors including, but not limited to, operator investment, server/bandwidth capacity, availability of a two-way communication path, programmer rights issues and consumer acceptance.

      In addition to cable, some of the Company's networks are provided via encrypted signal to home satellite dish viewers. Playboy TV is the only adult service to be available on all four DBS services in the United States and Canada. It is currently available on DirecTV and EchoStar in the United States and ExpressVu and Star Choice in Canada. Playboy TV was previously available on PrimeStar, which was acquired by DirecTV in 1999. The Hot Network, The Hot Zone and Vivid TV are all available on DirecTV and, in September 2001, The Hot Zone also was launched on EchoStar.

      In recent years, the Company has added a significant number of viewers through the DBS market, providing the Company with an expanded customer base via digital transmission which has historically produced higher buy rates than analog cable markets. Kagan projects an average annual increase of approximately 10% in DBS households through December 31, 2004. In October 2001, EchoStar announced plans to merge with DirecTV. The merger is expected to close in the second half of 2002, subject to certain conditions precedent. If this proposed merger becomes effective, the Company believes it will maintain its position as the leading provider of adult material through the merged entity, although the actual impact cannot be determined.

      Competition among television programming providers is intense for both channel space and viewer spending. The Company's competition varies in both the type and quality of programming offered, but consists primarily of other premium pay services, such as general-interest premium channels like HBO and Showtime, and other adult movie pay services. The Company competes with the other pay services as it (a) attempts to obtain or renew carriage with individual cable affiliates and DTH operators, (b) negotiates fee arrangements with these operators, and (c) markets its programming to consumers. Over the past several years, the Company has been adversely impacted by all of the competitive factors described above. While there can be no assurance that the Company will be able to maintain its current cable and DTH carriage or fee structures or maintain or grow its viewership in the face of this competition, the Company believes that strong Playboy and Spice brand recognition, the quality of its original programming and its ability to appeal to a broad range of adult audiences are critical factors which differentiate the Company's networks from other providers of adult programming. Additionally, in response to consumers' requests for a wider spectrum of adult-programming choices, through the Califa acquisition in July 2001, the Company added additional adult-oriented pay networks to the Company's portfolio. Also, to optimize revenue potential, the Company is encouraging cable and DTH operators to market the full range of pay-per-view, VOD and monthly subscription options to consumers.

      From time to time, certain groups have sought to exclude the Company's programming from pay television distribution because of the adult-oriented content of the programming. Management does not believe that any such attempts will materially affect the Company's access to cable and DTH systems, but the nature and impact of any such limitations in the future cannot be determined.

      The programming of the Company's domestic TV networks is delivered to cable and DTH operators through a communications satellite transponder. The Company's satellite lease agreement for Playboy TV expired in October 2001 and the Company began service on a replacement transponder under an agreement which expires in 2010. The Company has an additional transponder service agreement related to its other networks, the term of which currently extends through 2015. The Company's current transponder service agreements contain protections typical in the industry against transponder failure, including access to spare transponders, and conditions under which the Company's access may be denied. Major limitations on the Company's access to cable or DTH systems or satellite transponder capacity could materially adversely affect the Company's operating performance. There have been no instances in which the Company has been denied access to transponder service.

International TV

      During 1999, Playboy TV International, LLC ("PTVI") was formed as a joint venture between the Company and a member of the Cisneros Group ("Cisneros"). In 2001, Claxson Interactive Group, Inc. ("Claxson") succeeded Cisneros as the Company's joint venture partner. PTVI has the exclusive right to create and launch new television networks under the Playboy and Spice brands outside of the United States and Canada and, under certain circumstances, to license programming to third parties. PTVI will also own and operate all existing international Playboy TV and Spice networks. In addition, the Company and PTVI have entered into program supply and trademark license agreements. These international networks are programmed principally with U.S.-originated content, which is subtitled or dubbed, and complemented by local content. As of December 31, 2001, the international networks reached approximately 31.0 million households, compared to approximately 26.2 million households at December 31, 2000.

      Currently, the Company has a 19.9% interest in PTVI with an option to increase its equity up to 50%. The option expires on the earlier to occur of September 15, 2009 and 30 days after the date on which PTVI reaches "cash breakeven" as specified in PTVI's operating agreement. The purchase price for the option through September 15, 2003 is the founders' price plus interest as specified in the operating agreement. Founders' price as of a specified date means, with respect to the price per one percentage interest of PTVI acquired by the Company, an amount equal to the sum of the capital contributions to PTVI by the venture partners through and including that date, divided by 100. After September 15, 2003, the purchase price is based on the market value of the acquired interests. The option purchase price can be paid in cash and/or the Company's Class B common stock ("Class B stock") at the Company's option.

      In return for the exclusive international TV rights for the use of the Playboy tradename, film and video library, and for the acquisition of the international rights to the Spice film library, the U.K. and Japan Playboy TV networks and certain international distribution contracts, PTVI is obligated to make total payments of $100.0 million to the Company over six years, of which $42.5 million has been received through the end of 2001. The remaining payments are owed over the next three years as follows: $7.5 million, $25.0 million and $25.0 million. PTVI also has a long-term commitment with the Company to license international TV rights to each year's output production, with payments representing a percentage of the Company's annual production spending. Until PTVI generates sufficient cash flow from operations, PTVI's ability to fund its operations, including making library license and programming output payments to the Company, is dependent on receiving capital contributions principally from Claxson and also from the Company. The maximum mandatory capital contributions by the partners is $100 million, of which $61.6 million has been contributed through December 31, 2001. In a recent filing with the Securities and Exchange Commission ("SEC"), Claxson indicated that it is evaluating a number of alternatives and taking certain steps which, if not completed successfully and in a timely manner, would result in its auditors expressing a "going concern opinion" in connection with the filing of Claxson's annual report in June 2002. Although Claxson has, to date, funded its obligations with respect to PTVI, PTVI's independent auditors have expressed a "going concern opinion" in their report relating to PTVI's financial statements for the fiscal year ended December 31, 2001. See Note (C) Playboy TV International, LLC Joint Venture of Notes to Consolidated Financial Statements. If PTVI fails to make these payments to the Company in a timely manner, either because of the failure of the partners to make capital contributions or otherwise, the Company's future financial condition and operating results could be materially adversely affected.

      Prior to the formation of the PTVI joint venture, the Company sold its television programming internationally either on a tier or program-by-program basis to foreign broadcasters and pay television services or through local Playboy TV networks in which the Company owned an equity interest and from which it received fees for programming and the use of the Playboy brand name.

Worldwide Home Video

      The Company also distributes its original programming domestically on VHS and DVD which are sold in video and music stores and other retail outlets, through direct mail, including Playboy magazine, and online, including PlayboyStore.com. In 2001, the Company expanded the home video business into three distinct product lines. The lines include the flagship Playboy Home Video line, which features Playmate, celebrity and specials product. The new product lines include Playboy TV, which features TV shows from the Company's premium pay television network, and Playboy Exposed, a line of adult reality-based programming. All three product lines are available on both VHS and DVD. In addition, the Company also releases titles under its Eros Collection label.

      The Company released 11 new Playboy Home Video titles in 2001, compared to 21 new titles in 2000 and 16 new titles in 1999. In 2001, the Company also released two titles under each of the new Playboy TV and Playboy Exposed labels. Additionally, the Company continues to release library titles on DVD, which were previously only released on VHS.

      The Company's contract with its domestic distributor expired in June 2001 and a contract with a new distributor became effective in October 2001. The Company's VHS and DVD products are currently distributed in the United States and Canada by Image Entertainment, Inc. ("Image"). The Company is responsible for manufacturing the product for sale and for certain marketing and sales functions. The Company receives advances from Image on all new release titles in the Playboy Home Video and Playboy TV line. Image receives a distribution fee on sales of all product and remits a net amount to the Company.

      In 2001, the Company entered into an agreement with Mandalay Direct ("Mandalay"), the creator of Girls Gone Wild, to market a continuity line of reality-based videos. These programs are advertised on demographically targeted television programs across a variety of networks and sold directly to consumers via these offers. In general, the Company and Mandalay are equal participants in the profits of the series.

      The Company also distributes, generally through separate distribution agreements, its home video products to other countries worldwide. These products are based on the videos produced for the U.S. market, with the licensee dubbing or subtitling into the local language where necessary.

PUBLISHING GROUP

      The Publishing Group operations include the publication of Playboy magazine, other domestic publishing businesses and the licensing of international editions of Playboy magazine.

Playboy Magazine

      Founded by Hugh M. Hefner in 1953, Playboy magazine continues to be the best-selling monthly men's magazine in the world. Circulation of the U.S. edition is approximately 3.2 million copies monthly. Combined average circulation of the Company's international editions is approximately 1.3 million copies monthly. According to Fall 2001 data published by Mediamark Research, Inc. ("MRI"), an independent market research firm, the U.S. edition of Playboy magazine is read by approximately one in every seven men in the United States aged 18 to 34.

      Playboy magazine is a general-interest magazine for men offering a variety of features. It has gained a loyal customer base and a reputation for excellence by providing quality entertainment and informative articles on celebrities, current issues and trends. Each issue of Playboy magazine includes an in-depth, candid interview with a well-known, thought-provoking personality. Over the magazine's 48-year history, exclusive interviews have included prominent public figures (such as Martin Luther King, Jr., Jimmy Carter, Fidel Castro, Mike Wallace, Rush Limbaugh and Jesse Ventura), business leaders (such as Bill Gates, David Geffen, Tommy Hilfiger and Ted Turner), entertainers (such as Steve Martin, Jerry Seinfeld, David Letterman, Jay Leno, Mel Gibson, Bruce Willis and John Travolta), authors (such as Salman Rushdie, Anne Rice, Ray Bradbury, Alex Haley and James Michener) and sports figures (such as Michael Jordan, Muhammad Ali and Bobby Knight). The magazine also regularly publishes the works of leading journalists, authors and other prominent individuals. For example, Playboy magazine has published fiction by Scott Turow, Jay McInerney, John Updike and Margaret Atwood, articles by Michael Crichton, Bill Maher and William
F. Buckley, and book adaptations by Tony Horwitz (Middle East correspondent for The Wall Street Journal) and Pulitzer Prize winning author William Kennedy. It has long been known for its graphic excellence and features and publishes the work of top artists and photographers. Playboy magazine also features lifestyle articles on consumer products, fashion, automobiles and consumer electronics and covers the worlds of sports and entertainment. It is also renowned for its pictorials of beautiful women and frequently features celebrities on its cover and in exclusive pictorials (among them Farrah Fawcett, Pamela Anderson, Elle Macpherson, Jenny McCarthy, Cindy Crawford, Sharon Stone, Madonna and Katarina
Witt).

      The net circulation revenues of the U.S. edition of Playboy magazine for 2001, 2000 and 1999 were $65.5 million, $72.1 million and $73.9 million, respectively. Net circulation revenues are gross revenues less provisions for newsstand returns and unpaid subscriptions, and commissions. Circulation revenue comparisons may be materially impacted with respect to newsstand sales in any period based on whether or not there are issues featuring major celebrities.

      According to the Audit Bureau of Circulations, an independent audit agency, with a circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) of 3.15 million at December 31, 2001, Playboy magazine was the 12th highest-ranking U.S. consumer publication. Playboy magazine's rate base at December 31, 2001 was larger than each of Newsweek, Cosmopolitan and Maxim, as well as the combined rate bases of Rolling Stone, GQ and Esquire.

      Playboy magazine has historically generated approximately two-thirds of its revenues from subscription and newsstand circulation, with the remainder primarily from advertising. Subscription copies are approximately 80% of total copies sold. The Company believes that managing Playboy's circulation to be primarily subscription driven, like most major magazines, provides a stable and desirable circulation base, which is also attractive to advertisers. According to the MRI data previously mentioned, the median age of male Playboy readers is 33, with a median annual household income of $52,000. The Company also derives revenues from the rental of Playboy magazine's subscriber list, which consists of the subscriber's name, address and other subscription-related information maintained by the Company.

      The Company attracts new subscribers to the magazine through its own direct mail advertising campaigns, subscription agent campaigns and the Internet, including Playboy.com. The Company recognizes revenues from magazine subscriptions over the terms of the subscriptions. Subscription copies of the magazine are delivered through the U.S. Postal Service as periodical mail. The Company attempts to contain these costs through presorting and other methods. The Publishing Group was impacted by general postal rate increases of approximately 10% and 3% in January and July of 2001, respectively. Postal rates are expected to increase again in October 2002 by approximately 10%.

      Playboy magazine subscriptions are serviced by Communications Data Services, Inc. ("CDS"). Pursuant to a subscription fulfillment agreement with the Company, CDS performs a variety of services, including (a) receiving, verifying, balancing and depositing payments from subscribers, (b) processing Internet transactions, (c) printing forms and promotional materials, (d) maintaining master files on all subscribers, (e) issuing bills and renewal notices to subscribers, (f) issuing labels, (g) resolving customer service complaints as directed by the Company and (h) furnishing various reports to monitor all aspects of the subscription operations. The term of the subscription fulfillment agreement expired June 30, 2001, but has been extended to June 30, 2006. Either party may terminate the agreement prior to expiration in the event of material nonperformance by, or insolvency of, the other party. The Company pays CDS specified fees and charges based on the types and amounts of service performed under the subscription fulfillment agreement. The fees and charges are to be fixed at their July 1, 2001 levels until June 30, 2003, after which they will increase yearly at a rate based on the rate of increase in the consumer price index, but no more than six percent in one year. CDS's liability to the Company for a breach of its duties under the subscription fulfillment agreement is limited to actual damages of up to $140,000 per event of breach, except in cases of willful breach or gross negligence, in which case the limit is $280,000. The subscription fulfillment agreement provides for indemnification by the Company of CDS and its shareholders against claims arising from actions or omissions by CDS in compliance with the terms of the agreement or in compliance with the Company's instructions.

      Playboy magazine is one of the highest priced magazines in the United States. Effective with the April 2001 issue, the basic U.S. newsstand cover price is $4.99 ($5.99 for the December holiday issue and $6.99 for the January holiday issue) and the Canadian cover price is C$6.99 for all issues. In addition, when there is a feature of special appeal, the Company generally increases the newsstand cover price by $1.00. Prior to the April 2001 issue, the basic U.S. cover price for Playboy magazine was $4.95 ($5.95 for the December holiday issue and $6.95 for the January holiday issue) and the Canadian cover price was C$5.95 (C$6.95 for holiday issues). No general price increases are currently planned for 2002.

      Distribution of the magazine to newsstands and other retail outlets is accomplished through Warner Publisher Services, Inc. ("Warner"), a national distributor. Copies of the magazine are shipped in bulk to wholesalers, who are responsible for local retail distribution. The Company receives a substantial cash advance from Warner at the time each issue goes on sale. The Company recognizes revenues from newsstand sales based on estimated copy sales at the time each issue goes on sale, and adjusts for actual sales upon settlement with Warner. These revenue adjustments are not material on an annual basis. Retailers return unsold copies to the wholesalers, who count and then shred the returned magazines and report the returns via affidavit. The Company then settles with Warner based on the number of magazines actually sold. The number of issues sold on newsstands varies from month to month, depending in part on consumer interest in the cover, the pictorials and the editorial features.

      Playboy magazine and special editions are printed at Quad/Graphics, Inc., located in Wisconsin, which ships the product to subscribers and Warner. The print run varies each month based on expected sales and is determined with input from Warner. Paper is the principal raw material used in the production of these publications. The Company uses a variety of types of high-quality coated paper that is purchased from a number of suppliers. The market for paper has historically been cyclical resulting in volatility in paper prices, which can materially affect the Publishing Group's financial results. The Publishing Group expects paper prices in 2002 to be comparable with 2001.

      Playboy magazine targets a wide range of advertisers. Advertising by category, as a percent of total ad pages, and the total number of ad pages were as follows:

                              Fiscal Year      Fiscal Year       Fiscal Year
                                    Ended            Ended             Ended
Category                         12/31/01         12/31/00          12/31/99
----------------------------------------------------------------------------
Beer/Wine/Liquor                       28%              25%               21%
Tobacco                                23               23                26
Retail/Direct mail                     19               19                22
Toiletries/Cosmetics                    5                5                 6
Apparel/Footwear/Accessories            5                5                 4
All other                              20               23                21
----------------------------------------------------------------------------
Total                                 100%             100%              100%
============================================================================
Total ad pages                        618              674               640
============================================================================

      The Company continues to focus on securing new advertisers, including from underdeveloped categories. The net advertising revenues of the U.S. edition of Playboy magazine for 2001, 2000 and 1999 were $37.0 million, $38.4 million and $33.9 million, respectively. Net advertising revenues are gross revenues less advertising agency commissions, frequency and cash discounts and rebates. The Company publishes the U.S. edition of Playboy magazine in 15 advertising editions: one upper income zip-coded, eight regional, two state and four metro. All contain the same editorial material but provide targeting opportunities for advertisers. The Company implemented 8% cost per thousand increases in advertising rates effective with both the January 2002 and 2001 issues.

      Levels of advertising revenues may be affected by, among other things, increased competition for and decreased spending by advertisers, general economic activity and governmental regulation of advertising content, such as tobacco products. However, as only approximately one-third of Playboy magazine's revenues and less than 15% of the Company's revenues are from advertising, the Company is not overly dependent on this source of revenues.

      From time to time, Playboy magazine and certain of its distribution outlets and advertisers have been the target of certain groups who seek to limit its availability because of its content. In its 48-year history, the Company has never sold a product that has been judged to be obscene or illegal in any U.S. jurisdiction.

      Magazine publishing companies face intense competition for readers, advertising and newsstand shelf space. Magazines and Internet sites primarily aimed at men are Playboy magazine's principal competitors. In addition, other types of media that carry advertising, such as newspapers, radio, television and Internet sites, compete for advertising revenues with Playboy magazine.

Other Domestic Publishing

      The Publishing Group has also created media extensions, including special editions and calendars, which are primarily sold in newsstand outlets using mostly original photographs. In each of 2001, 2000 and 1999, the group published 24 special editions. Effective with issues on sale subsequent to March 1, 2001, the U.S. and Canadian special editions newsstand cover prices are $6.99 and C$7.99, respectively. Prior to this, the U.S. and Canadian newsstand cover prices were $6.95 and C$7.95, respectively. No general price increases are currently planned for 2002.

International Publishing

      The Company licenses the right to publish 17 international editions of Playboy magazine in the following countries: Brazil, Croatia, the Czech Republic, France, Germany, Greece, Hungary, Italy, Japan, the Netherlands, Poland, Romania, Russia, Slovakia, Slovenia, Spain and Taiwan. Combined average circulation of the international editions is approximately 1.3 million copies monthly. In 2001, the Company sold a majority of its interest in VIPress Poland Sp. z o. o. ("VIPress"), publisher of the Polish edition of the magazine. As such, the results of VIPress are no longer consolidated in the Company's financial statements. Subsequent to the sale, the Company's remaining 20% interest is accounted for under the equity method and, as such, the Company's proportionate share of the results of VIPress is included in nonoperating results. The Company expects to sell its remaining interest in VIPress in 2002. Also in 2001, the Company sold its 19% joint venture interest in each of its Romanian and Hungarian editions.

      Local publishing licensees tailor their international editions by mixing the work of their national writers and artists with editorial and pictorial material from the U.S. edition. The Company monitors the content of the international editions so that they retain the distinctive style, look and quality of the U.S. edition, while meeting the needs of their respective markets. The terms of the license agreements vary, but in general are for terms of three to five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are generally based on both circulation and advertising revenues. In 2001, two editions, Brazil and Germany, accounted for approximately 45% of the total licensing revenues from international editions.

PLAYBOY ONLINE GROUP

      The Playboy Online Group is dedicated to the lifestyle and entertainment interests of young men around the world. The Company believes that it is well positioned to provide compelling online entertainment experiences due to the strength of the Playboy brand. The group's online destinations combine Playboy's distinct attitude with extensive and original content, a large community of loyal users and a wealth of e-commerce offerings. The group's sites provide the Company with multiple revenue streams, including e-commerce, fees for subscription services and pay-per-view events, advertising and sponsorships, online gaming and international ventures.

      The Playboy.com site offers original Playboy style content and was recently redesigned with a goal of converting a greater percentage of visitors to purchasers. It focuses on areas of interest to its target audience, including Love & Sex, Arts & Entertainment, Style, On Campus, Sports, World of Playboy, Playboy TV, Home Video and Playmates. The site also offers pay-per-view events such as lingerie fashion shows, Mardi Gras and parties at the Playboy Mansion (the "Mansion"). The Company also offers a members-only Playboy Cyber Club, which is a subscription-based site offering services such as VIP access to over 50,000 photos, every interview from Playboy magazine, individual home pages for Playboy Playmates, live Playmate chats, video clips and free access to some pay-per-view specials. As of December 31, 2001 and 2000, Playboy Cyber Club had approximately 100,000 and 67,000 subscribers, respectively. Playboy Cyber Club is currently offered on a monthly basis for $9.95, a quarterly basis for $20.85 and an annual basis for $59.40.

      The group's Playboy branded e-commerce offerings include PlayboyStore.com, which is the primary destination for purchasing over 2,500 different Playboy branded fashions, videos, jewelry and collectibles. The PlayboyStore.com Partners Marketplace allows top-notch companies, including Amazon.com, to sell products such as movies, CDs, books, software, games and consumer electronics to the very desirable Playboy.com demographic. The Company also operates auction sites located at Auctions.Playboy.com and the eBay Playboy Marketplace in order to capitalize on the market for Playboy collectibles. CCMusic.com, an online version of the Collectors' Choice Music catalog, was sold in 2001 and CCVideo.com, an online version of the Critics' Choice Video catalog, was sold in 2000. The sales of these businesses are discussed in more detail in the Catalog Group section.

      The group's online gaming business currently consists of three sites, PlayboySportsBook.com, PlayboyCasino.com and PlayboyRacingUSA.com. PlayboySportsBook.com and PlayboyCasino.com are partnerships with Ladbroke eGaming Limited, the world's largest bookmaker. PlayboySportsBook.com offers a full range of sports and event wagering, allowing international consumers to bet on U.S. and international sports. Safeguards have been implemented to prevent betting from within the United States and other places where online sports wagering is illegal. The site includes highlights of daily sports wagering, event coverage, sports commentary, scores and statistics. PlayboyCasino.com offers more than 50 casino games, including roulette, blackjack and slot games. The site uses realistic sound effects and graphics to give the look and feel of a real casino. The third gaming site, PlayboyRacingUSA.com, a partnership with Penn National Gaming, Inc., offers a wide variety of pari-mutuel wagering on horse races in North America. The site offers an array of interactive tools and resources, including real-time odds and scratches, past performance programs and special features like the virtual stable, which allows consumers to follow specific horses.

      The group is expanding its international presence by entering into joint ventures and/or licensing arrangements in foreign countries to provide compelling content specifically tailored to those individual foreign audiences. Its first international joint venture, Playboy.de with Focus Digital AG, was launched late in 2001. The German version of the web site has a local, dedicated editorial staff that develops original Playboy style content, makes use of content from the German edition of Playboy magazine and translates appropriate U.S.-originated Playboy.com content. The Company has also announced a relationship with Korea Telecom Hitel Co., Ltd. to develop a Playboy site aimed at the Korean marketplace. The Company is in negotiation in additional countries regarding other international web sites.

      A separately branded online adult entertainment site is located at SpiceTV.com. Capitalizing on the Company's acquisition of Spice, the site offers over 20,000 adult-oriented products in SpiceTVStore.com, including videos and DVDs, lingerie and sensual products. SpiceTV Club, a subscription site relaunched late in 2001, offers adult pictorials, video clips, interactive features that allow the users to view highly customized adult-video content, the Spice virtual studio highlighting SpiceTV Club original content, live chat rooms and Spice Girl of the Month. As of December 31, 2001, SpiceTV Club had approximately 1,000 subscribers. The SpiceTV Club is currently offered on a monthly basis for $24.95.

      The Internet industry is highly competitive. The Company competes for visitors and advertisers. The Company believes that the primary competitive factors include brand recognition, the quality of content and products, technology, pricing, ease of use, sales and marketing efforts and user demographics. The Company believes that it competes favorably with respect to each of these factors. Additionally, the Company has the advantage of leveraging the power of the Playboy and Spice brands, its libraries, marketing and promotions and loyal audiences.

CATALOG GROUP

      The Catalog Group operations have historically included the direct marketing of products through the Critics' Choice Video and Collectors' Choice Music catalogs. In 2000, the Company completed the sale of its Critics' Choice Video catalog and related Internet business and fulfillment and customer service operations to Infinity Resources, Inc. ("Infinity"). In 2001, the Company also sold to Infinity its Collectors' Choice Music catalog and related Internet business, ending the Company's presence in the nonbranded print catalog business. Infinity is subleasing an approximately 105,000 square-foot warehouse facility and related equipment from the Company and is providing fulfillment and customer service for the Company's e-commerce business.

LICENSING BUSINESSES GROUP

      The Licensing Businesses Group combines certain brand-related businesses, such as the licensing of consumer products carrying one or more of the Company's trademarks and artwork, as well as Playboy branded casino gaming opportunities. Also reported within the group are certain Company-wide marketing activities. This group was formerly named the Other Businesses Group.

      The Company licenses the Playboy and Spice names, Rabbit Head Design and other images, trademarks and artwork owned by the Company for the worldwide manufacture, sale and distribution of a variety of consumer products. The group works with licensees to develop, market and distribute high-quality Playboy and Spice branded merchandise. The group's licensed product lines include men's and women's apparel, men's underwear and women's lingerie, accessories, collectibles, cigars, watches, jewelry, fragrances, small leather goods, stationery, eyewear, barware and home fashions. The group also licenses art-related products based on the Company's extensive collection of artwork, many of which were commissioned as illustrations for Playboy magazine and for other uses by the Company. Additionally, the Company owns all of the trademarks and service marks of Sarah Coventry, Inc., which it licenses. Products are marketed primarily through retail outlets, including department and specialty stores. While the Company's branded products are unique, the marketing of apparel, jewelry and cigars is an intensely competitive business that is extremely sensitive to economic conditions, shifts in consumer buying habits or fashion trends, as well as changes in the retail sales environment. The Company is also interested in exploiting Playboy's brand equity in the location-based entertainment market by entering into partnerships with companies in which it would contribute its brand name and marketing expertise in return for licensing fees, and perhaps the option to earn or purchase equity in these ventures.

      Company-wide marketing activities consist of the Playboy Jazz Festival, Alta Loma Entertainment and Playmate promotions. The Company has produced the Playboy Jazz Festival on an annual basis in Los Angeles at the Hollywood Bowl since June 1979. In conjunction with the Playboy Jazz Festival, the Company continued its community events program by sponsoring free concerts. The Company has revived Alta Loma, which had been established in the 1980s to create television programming, so as to take advantage of the market for Playboy branded and Playboy style entertainment products targeted for film and television distribution beyond the Playboy networks. Alta Loma can draw upon material from Playboy magazine and Company franchises like the Mansion to develop original programming for non-Playboy outlets. Current television and film productions either under production or consideration, to be produced and funded by outside parties, include Who Wants to be a Playboy Playmate, A Night at the Playboy Mansion, Little Annie Fanny and Playboy After Dark. Playmate promotions encompass Playmates' involvement in ad campaigns, brochures, celebrity endorsements, commercials, conventions, motion pictures, trade shows, television and videos for the Company and outside clients.

SEASONALITY

      The Company's businesses are generally not seasonal in nature. Revenues and operating results for the quarters ended December 31, however, are typically impacted by higher newsstand cover prices of holiday issues. These higher prices, coupled with typically higher sales of subscriptions of Playboy magazine during those quarters, also result in an increase in accounts receivable. E-commerce revenues and operating results are typically impacted by the holiday buying season and decreased Internet traffic during the summer months.

PROMOTIONAL AND OTHER ACTIVITIES

      The Company believes that its sales of products and services are enhanced by the public recognition of Playboy as a lifestyle. In order to establish public recognition, the Company, among other activities, purchased in 1971 the Mansion in Holmby Hills, California, where the Company's founder, Hugh M. Hefner, lives. The Mansion is used for various corporate activities, including serving as a valuable location for video production, magazine photography, online events, business meetings, enhancing the Company's image, charitable functions and a wide variety of other promotional and marketing activities. The Mansion generates substantial publicity and recognition which increase public awareness of the Company and its products and services. As indicated in Part II.
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") and Part III. Item 13. "Certain Relationships and Related Transactions," Hugh M. Hefner pays rent to the Company for that portion of the Mansion used exclusively for his and his personal guests' residence as well as the value of meals and other benefits received by him and his personal guests. The Mansion is included in the Company's Consolidated Balance Sheet as of December 31, 2001 at a cost, including all improvements and after accumulated depreciation, of $2.0 million. The Company pays all operating expenses of the Mansion, including depreciation and taxes, which were $3.2 million, $3.2 million and $3.6 million for 2001, 2000 and 1999, respectively, net of rent received from Mr. Hefner.

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

      The Company's trademarks are critical to the success and potential future growth of all of the Company's businesses. The Company actively defends its trademarks and copyrights throughout the world and monitors the marketplace for counterfeit products. Consequently, it initiates legal proceedings from time to time to prevent their unauthorized use.

EMPLOYEES

      At February 28, 2002, the Company employed 605 full-time employees compared to 681 at February 28, 2001. No employees are represented by collective bargaining agreements. The Company believes it maintains a satisfactory relationship with its employees.

Item 2. Properties

Location                                Primary Use

Office Space Leased:

   680 North Lake Shore Drive           This space serves as the Company's
   Chicago, Illinois                    corporate headquarters, and is used by
                                        all of the Company's operating groups,
                                        primarily Publishing and Playboy Online, and for executive and administrative personnel.

   730 Fifth Avenue                     This space serves as the Company's
   New York, New York                   Publishing and Playboy Online Groups'
                                        headquarters, and a limited amount of
                                        this space is used by the Entertainment
                                        and Licensing Businesses Groups, as well as executive and administrative personnel.

   9242 Beverly Boulevard               This space serves as the Company's
   Beverly Hills, California            Entertainment Group headquarters, and a
                                        limited amount of this space is used by
                                        the Publishing Group, as well as
                                        executive and administrative personnel.

   5055 Wilshire Boulevard              This space is primarily used by the
   Los Angeles, California              Company's Entertainment Group for
                                        general business and film editing, and a limited amount of this space is used by the Playboy Online Group.

Operations Facilities Leased:

   Itasca, Illinois                     The Company began subleasing this
                                        warehouse facility to Infinity in 2000.
                                        This facility, under separate agreements with Infinity, is used to provide direct- and e-commerce order fulfillment, customer service and related activities for the Company's
                                        Playboy Online Group and previously for
                                        the Catalog Group, and storage for the
                                        entire Company. The facility was
                                        formerly used by the Company in the same capacities.

   Santa Monica, California             This space is used by the Company's
                                        Publishing Group as a photography
                                        studio.

   Los Angeles, California              This space is used by the Company's
                                        Entertainment Group as a motion picture
                                        production facility.
Property Owned:

   Holmby Hills, California             The Mansion is used for various
                                        corporate activities, including serving
                                        as a valuable location for video
                                        production, magazine photography, online events, business meetings, enhancing the
                                        Company's image, charitable functions
                                        and a wide variety of other promotional
                                        and marketing activities.

      In 2002, the Company expects to move to the new 105,000 square-foot studio facility where the Company will have a centralized digital, technical and programming facility for both the Entertainment and Playboy Online Groups and also expects to relocate its Beverly Hills and Los Angeles office space. Additionally, in 2002 the Company subleased excess space in its New York office and expects to do the same for its Chicago office as a result of restructuring efforts in 2001.

Item 3. Legal Proceedings

      The Company is from time to time a defendant in suits for defamation and violation of rights of privacy, many of which allege substantial or unspecified damages, which are vigorously defended by the Company. The Company is currently engaged in other litigation, most of which is generally incidental to the normal conduct of its business. Management believes that its reserves are adequate and that no such action will have a material adverse impact on the Company's financial condition. There can be no assurance, however, that the Company's ultimate liability will not exceed its reserves. See Note (Q) Commitments and Contingencies of Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

      Stock price information, as reported in the New York Stock Exchange Composite Listing, is set forth in Note (W) Quarterly Results of Operations (Unaudited) of Notes to Consolidated Financial Statements. The Company's securities are traded on the exchanges listed on the cover page of this Form 10-K Annual Report under the ticker symbols PLA A (Class A voting) and PLA (Class B nonvoting). As of February 28, 2002, there were 7,387 and 8,590 holders of record of Class A and Class B common stock, respectively. There were no cash dividends declared during 2001 and 2000. The Company's credit agreement prohibits the payment of cash dividends.

Item 6. Selected Financial Data (1)
(in thousands, except per share amounts, number of employees and ad pages)

                                                       Fiscal Year  Fiscal Year  Fiscal Year  Fiscal Year  Six Months Fiscal Year
                                                             Ended        Ended        Ended        Ended       Ended       Ended
                                                          12/31/01     12/31/00     12/31/99     12/31/98    12/31/97     6/30/97
---------------------------------------------------------------------------------------------------------------------------------
Selected financial data
Net revenues                                             $ 291,226    $ 307,722    $ 347,817    $ 317,618   $ 149,541   $ 296,623
Interest expense, net                                      (13,184)      (7,629)      (6,179)      (1,424)       (239)       (354)
Income (loss) from continuing operations before
 cumulative effect of change in accounting principle       (29,323)     (47,626)      (5,568)       4,320       2,142      21,394
Net income (loss)                                          (33,541)     (47,626)      (5,335)       4,320       1,065      21,394
Basic income (loss) per common share
 Income (loss) from continuing operations before
 cumulative effect of change in accounting principle         (1.20)       (1.96)       (0.24)        0.21        0.10        1.05
 Net income (loss)                                           (1.37)       (1.96)       (0.23)        0.21        0.05        1.05
Diluted income (loss) per common share
 Income (loss) from continuing operations before
 cumulative effect of change in accounting principle         (1.20)       (1.96)       (0.24)        0.21        0.10        1.03
 Net income (loss)                                           (1.37)       (1.96)       (0.23)        0.21        0.05        1.03
EBITDA (2)                                                  39,198       23,875       58,722       39,267      17,255      41,519
Cash flows from operating activities                        (7,945)     (31,150)      16,100      (11,110)     (3,736)      1,539
Cash flows from investing activities                        (2,853)      (3,889)     (68,126)     (10,120)     (1,991)     (2,450)
Cash flows from financing activities                     $  12,874    $  14,045    $  75,213    $  20,624   $   5,371   $    (224)
---------------------------------------------------------------------------------------------------------------------------------
At period end
Total assets                                             $ 426,240    $ 388,488    $ 429,402    $ 212,107   $ 185,947   $ 175,542
Long-term financing obligations                          $  78,017    $  94,328    $  75,000    $      --   $      --   $      --
Shareholders' equity                                     $  81,525    $ 114,185    $ 161,281    $  84,202   $  78,683   $  76,133
Long-term financing obligations as a
 percentage of total capitalization                             49%          45%          32%          --%         --%         --%
Number of common shares outstanding
 Class A voting                                              4,864        4,859        4,859        4,749       4,749       4,749
 Class B nonvoting                                          19,666       19,407       19,288       15,868      15,775      15,636
Number of full-time employees                                  610          686          780          758         684         666
---------------------------------------------------------------------------------------------------------------------------------
Selected operating data
Playboy magazine ad pages                                      618          674          640          601         273         558
Cash investments in Company-produced and
 licensed entertainment programming                      $  37,254    $  33,061    $  35,262    $  25,902   $  14,359   $  30,747
Amortization of investments in Company-produced
 and licensed entertainment programming                  $  37,395    $  33,253    $  34,341    $  26,410   $  11,153   $  21,355
Playboy TV networks household units (at period end) (3)
 DTH                                                        18,100       15,400       12,400        9,800       6,800       6,300
 Cable digital                                              10,300        3,200        1,300          200          --          --
 Cable analog addressable                                    7,800       11,000       11,700       11,700      11,600      11,200
Movie networks household units (at period end) (3) (4)
 DTH                                                        35,300           --           --           --          --          --
 Cable digital                                              25,300        8,400        3,900           --          --          --
 Cable analog addressable                                   17,000       16,200       18,300           --          --          --
---------------------------------------------------------------------------------------------------------------------------------

For a more detailed description of the Company's financial position, results of operations and accounting policies, please refer to Part II. Item 7. "MD&A" and
Part II. Item 8. "Financial Statements and Supplementary Data."

(1) Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.
(2) EBITDA represents earnings from continuing operations before interest expense, income taxes, cumulative effect of change in accounting principle, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees, expenses related to the vesting of restricted stock awards and equity in operations of PTVI and other. EBITDA should not be considered an alternative to any measure of performance or liquidity under generally accepted accounting principles ("GAAP"). Similarly, it should not be inferred that EBITDA is more meaningful than any of those measures.
(3) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of the Company's networks and/or multiple platforms (i.e. analog and digital) are available to that household.
(4) The Company acquired Spice in March 1999 and additional networks in connection with the Califa acquisition in July 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Several of the Company's businesses can experience variations in quarterly performance. As a result, the Company's performance in any quarter is not necessarily reflective of full-year or longer-term trends. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on economic conditions, product introductions by advertising customers and changes in advertising buying patterns. E-commerce revenues are typically impacted by the holiday buying season and decreased Internet traffic during the summer months. Additionally, international TV revenues vary due to the timing of recognizing library license fees from PTVI.

CRITICAL ACCOUNTING POLICIES

      The Company's financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company believes that of its significant accounting policies, the following are some of the more complex and critical areas.

PTVI REVENUE RECOGNITION

      The Company recognizes revenues from PTVI for the license of the exclusive international TV rights for the use of the Playboy tradename, film and video library, and for the acquisition of the international rights to the Spice film library, the U.K. and Japan Playboy TV networks and certain international distribution contracts. PTVI is obligated to make total payments of $100.0 million to the Company related to the above over six years, of which $42.5 million has been received through the end of 2001. The remaining payments are owed over the next three years as follows: $7.5 million, $25.0 million and $25.0 million. As the collectibility of these payments is not reasonably assured, the Company recognizes these revenues as the consideration is paid to the Company, less the Company's 19.9% intercompany interest in such transactions. This results in significant volatility in the Company's results of operations and cash flows from year to year. See Note (C) Playboy TV International, LLC Joint Venture of Notes to Consolidated Financial Statements.

TRADEMARKS

      The Company's trademarks are critical to the success and potential future growth of all of the Company's businesses. The Company actively defends its trademarks throughout the world and monitors the marketplace for counterfeit products. Consequently, it initiates legal proceedings from time to time to prevent their unauthorized use. As such, the Company incurs certain costs for acquisition, defense, registration and/or renewal of its trademarks. Trademark acquisition costs are capitalized and have been amortized using the straight-line method over 40 years. Trademark defense, registration and/or renewal costs are capitalized and have been amortized using the straight-line method over 15 years. Beginning in 2002, all trademark-related costs which have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with new accounting standards. As such, capitalized amounts related to the Company's trademarks are expected to increase going forward.

RESULTS OF OPERATIONS

The following represents the results of operations of the Company for the periods indicated below (in millions, except per share amounts):

                                                                     Fiscal Year      Fiscal Year      Fiscal Year
                                                                           Ended            Ended            Ended
                                                                        12/31/01         12/31/00         12/31/99
-------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                                                $    86.6        $    74.4        $    74.0
   International TV                                                         17.0             17.0             38.0
   Worldwide home video                                                      9.6              8.6             10.5
   Movies and other                                                          0.6              0.9              3.3
------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                     113.8            100.9            125.8
------------------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                        102.7            110.5            107.9
   Other domestic publishing                                                15.5             16.5             18.1
   International publishing                                                  9.9             12.9             11.1
------------------------------------------------------------------------------------------------------------------
   Total Publishing                                                        128.1            139.9            137.1
------------------------------------------------------------------------------------------------------------------
Playboy Online                                                              27.5             25.3             16.1
------------------------------------------------------------------------------------------------------------------
Catalog                                                                     11.0             32.4             60.3
------------------------------------------------------------------------------------------------------------------
Licensing Businesses                                                        10.8              9.2              8.5
------------------------------------------------------------------------------------------------------------------
Total net revenues                                                     $   291.2        $   307.7        $   347.8
==================================================================================================================
Net loss
Entertainment
   Before programming expense                                          $    67.3        $    58.6        $    78.7
   Programming expense                                                     (37.4)           (33.3)           (34.3)
------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                      29.9             25.3             44.4
------------------------------------------------------------------------------------------------------------------
Publishing                                                                   1.8              6.9              6.0
------------------------------------------------------------------------------------------------------------------
Playboy Online                                                             (21.7)           (25.2)            (9.1)
------------------------------------------------------------------------------------------------------------------
Catalog                                                                     (0.4)              --              0.3
------------------------------------------------------------------------------------------------------------------
Licensing Businesses                                                         2.6              0.9             (0.5)
------------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                     (19.7)           (20.9)           (27.1)
------------------------------------------------------------------------------------------------------------------
Total segment income (loss)                                                 (7.5)           (13.0)            14.0
Restructuring expenses                                                      (3.8)            (3.9)            (1.1)
Gain (loss) on disposals                                                    (0.9)            (3.0)             1.7
------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                    (12.2)           (19.9)            14.6
------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                         0.8              1.5              1.8
   Interest expense                                                        (14.0)            (9.1)            (8.0)
   Minority interest                                                        (0.7)            (0.1)            (0.1)
   Equity in operations of PTVI and other                                   (0.7)            (0.4)           (13.8)
   Playboy.com registration statement expenses                                --             (1.6)              --
   Legal settlement                                                           --             (0.6)              --
   Other, net                                                               (1.5)            (1.2)            (0.9)
------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                                 (16.1)           (11.5)           (21.0)
------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes
   and cumulative effect of change in accounting principle                 (28.3)           (31.4)            (6.4)
Income tax benefit (expense)                                                (1.0)           (16.2)             0.9
------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before cumulative
   effect of change in accounting principle                                (29.3)           (47.6)            (5.5)
Gain on disposal of discontinued operations (net of tax)                      --               --              0.2
------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle            (29.3)           (47.6)            (5.3)
Cumulative effect of change in accounting principle (net of tax)            (4.2)              --               --
------------------------------------------------------------------------------------------------------------------
Net loss                                                               $   (33.5)        $  (47.6)       $    (5.3)
==================================================================================================================
Basic and diluted income (loss) per common share
Income (loss) before cumulative effect
   of change in accounting principle
     From continuing operations                                        $   (1.20)        $  (1.96)       $   (0.24)
     From discontinued operations (net of tax)                                --               --             0.01
------------------------------------------------------------------------------------------------------------------
Total                                                                      (1.20)           (1.96)           (0.23)
Cumulative effect of change in accounting principle (net of tax)           (0.17)              --               --
------------------------------------------------------------------------------------------------------------------
Net loss                                                               $   (1.37)        $  (1.96)       $   (0.23)
==================================================================================================================

2001 COMPARED TO 2000

      The Company's revenues for 2001 decreased $16.5 million, or 5%, compared to the prior year primarily due to the sale of its Critics' Choice Video businesses in October 2000. In November 2001, the Company also sold its Collectors' Choice Music businesses, ending the Company's presence in the nonbranded print catalog business. The comparison also reflected lower Playboy magazine revenues combined with higher domestic TV networks revenues, largely due to the Califa acquisition in July 2001.

      Operating performance improved $7.7 million compared to the prior year primarily due to the factors discussed above combined with better performance from the Playboy Online and Licensing Businesses Groups and lower Corporate Administration and Promotion expenses. The current year operating loss also included a lower loss related to the sale of Collectors' Choice Music compared to the loss related to the sale of Critics' Choice Video in the prior year.

      The lower net loss for 2001 reflected significantly lower income tax expense related to the Company's decision in the prior year to increase the valuation allowance for its deferred tax assets. The current year also included a noncash charge representing a cumulative effect of change in accounting principle related to the adoption of Statement of Position 00-2, Accounting by Producers or Distributors of Films ("SOP 00-2"). Additionally, the current year reflected higher interest expense primarily due to imputed noncash interest related to the deferred payment of the purchase price for the Califa acquisition.

ENTERTAINMENT GROUP

      On July 6, 2001, the Company acquired The Hot Network and The Hot Zone networks, together with the related television assets of Califa. In addition, under the asset purchase agreement related to the Califa networks, upon the resolution of certain contingencies, the Company will complete the acquisition of the Vivid TV network and the related television assets of VODI, a separate entity owned by Califa's principals. Through provisions in the asset purchase agreement, the Company is currently operating Vivid TV and has generally assumed the risks and benefits associated with the ownership of the Vivid TV assets until the closing. The addition of these networks into the Company's television networks portfolio enables the Company to offer a wider range of adult programming.

      The following discussion focuses on the profit contribution of each business before programming expense.

      Revenues from domestic TV networks for 2001 increased $12.2 million, or 16%, and profit contribution increased $9.8 million. These increases were primarily due to the Califa acquisition described above and an increase in Playboy TV revenues.

The Company's networks were available to the following approximate household units (in millions):

                                                             Dec. 31,   Dec. 31,
                                                                 2001       2000
--------------------------------------------------------------------------------
Playboy TV (1)
    DTH                                                          18.1       15.4
    Cable digital                                                10.3        3.2
    Cable analog addressable                                      7.8       11.0

Movie Networks (1) (2)
    DTH                                                          35.3         --
    Cable digital                                                25.3        8.4
    Cable analog addressable                                     17.0       16.2
--------------------------------------------------------------------------------

(1) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of the Company's networks and/or multiple platforms (i.e. analog and digital) are available to that household.
(2) Includes additional networks in connection with the Califa acquisition in July 2001.

      Revenues from the international TV business for 2001 were flat and profit contribution decreased $0.2 million. Lower revenues due to the timing of library license fees from PTVI were offset by higher PTVI programming output payments. Although the Company and Claxson have, to date, funded their respective obligations with respect to PTVI, PTVI's independent auditors have expressed substantial doubt as to PTVI's ability to continue as a going concern in their opinion relating to PTVI's financial statements for the fiscal year ended December 31, 2001. The reasons cited as the basis for raising substantial doubt as to PTVI's ability to continue as a going concern are the potential inability of Claxson to make required capital contributions combined with PTVI's losses from operations. If Claxson does not make its share of capital contributions or PTVI continues to incur losses, the Company's future financial condition and operating results could be materially adversely affected.

      Revenues from the worldwide home video business for 2001 increased $1.0 million, or 11%, and profit contribution increased $1.4 million primarily due to revenues recorded in the current year in accordance with SOP 00-2, Accounting by Producers or Distributors of Films, primarily related to the domestic business. These revenues were related to guarantees from a backlist distribution agreement that were recorded in prior years. Under the new rules of SOP 00-2, these previously recognized revenues were considered not yet earned and therefore were reversed and reported as part of a cumulative effect of change in accounting principle in the first quarter of 2001. The current year also reflected the impact of the absence of a domestic distributor in the third quarter. The Company's contract with its domestic distributor expired in June 2001 and a contract with a new distributor became effective in October 2001. Additionally, the current year reflected royalties related to a new continuity series deal.

      Both revenues and profit contribution from movies and other businesses for 2001 decreased $0.3 million, primarily due to lower sales of previously released movies combined with the timing of library license fees from PTVI.

      Programming expense increased $4.1 million in the current year primarily due to higher amortization for domestic TV networks and international TV, primarily related to the higher programming output payments from PTVI.

      The group's administrative expenses increased $1.7 million in the current year primarily due to higher performance-related variable compensation expense and increased staffing.

PUBLISHING GROUP

      Playboy magazine revenues decreased $7.8 million, or 7%, for 2001 principally due to fewer U.S. and Canadian newsstand copies sold in the current year. Additionally, advertising revenues were lower due to fewer ad pages, partially offset by higher average net revenue per page. Advertising sales for the 2002 first quarter magazine issues are closed and the Company expects to report 5% lower ad revenues and 9% fewer ad pages compared to the 2001 quarter. These declines are largely the result of industry-wide softness. Philip Morris, a top advertiser to the Company, has announced that they will significantly reduce their overall spending on print advertising, including no pages in Playboy magazine for at least 2002. While this loss of revenues will have an adverse affect on the Company's financial performance, to mitigate this loss the Company continues to implement cost reduction measures and to focus on securing new advertisers, including from underdeveloped categories. Lower revenues from the rental of the magazine's subscriber list also contributed to the revenue decline, a trend the Company expects to continue.

      Revenues from other domestic publishing businesses decreased $1.0 million, or 6%, for 2001 compared to the prior year. This decline primarily reflected lower sales of special editions principally as a result of increased competition for shelf space and erotica on the Internet.

      International publishing revenues decreased $3.0 million, or 22%, primarily due to the Company's sale in July 2001 of a majority of VIPress, its Polish publishing joint venture, to its local management. As a result, the joint venture's results are no longer consolidated. Also contributing to the decline were lower royalties from the Brazilian edition as a result of weak economic conditions in that country.

      The Publishing Group's segment income for 2001 decreased $5.1 million, or 74%, compared to the prior year primarily due to the lower Playboy magazine newsstand and special editions revenues combined with lower subscription profitability. Partially offsetting the above were lower manufacturing costs, principally related to a smaller Playboy magazine book size due in part to the fewer advertising pages, and lower editorial costs. In 2002, the Company expects continued profitability of the Publishing Group.

PLAYBOY ONLINE GROUP

      Playboy Online Group revenues for 2001 increased $2.2 million, or 9%, to $27.5 million. Higher subscription and international revenues, the latter as a result of licensing fees generated by the Company's new German and Korean joint ventures, drove the increase. Additionally, e-commerce revenues increased in spite of the sales of CCVideo.com in October 2000 and CCMusic.com in November 2001. Weaker advertising and sponsorship revenues, an ongoing industry-wide trend, also affected the comparison. In spite of higher trademark and administrative fees to the parent company and write-offs for obsolete inventory, primarily related to the remerchandising of the sites, the segment loss decreased $3.5 million primarily due to cost-saving initiatives, including restructuring, in the current year. The Company is taking actions to achieve profitability for the group in 2002 by increasing efforts to convert visitors to purchasers and continuing to reduce expenses. The Company expects the restructuring and cost-saving initiatives to continue to favorably impact the financial performance of the Playboy Online Group.

CATALOG GROUP

      Catalog Group revenues for 2001 decreased $21.4 million, or 66%, and segment performance decreased $0.4 million. These changes were the result of management's decision to divest this nonbranded noncore business. In October 2000, the Company sold its Critics' Choice Video businesses and related fulfillment and customer service operations to Infinity. In November 2001, the Company also sold to Infinity its Collectors' Choice Music businesses, ending the Company's presence in the nonbranded print catalog business. Infinity is subleasing an approximately 105,000 square-foot warehouse facility and related equipment from the Company and is providing fulfillment and customer service for the Company's e-commerce business.

LICENSING BUSINESSES GROUP

      Segment income for 2001 from the Licensing Businesses Group, formerly the Other Businesses Group, increased $1.7 million on a revenue increase of $1.6 million, or 16%. Growth in the Company's domestic licensed branded products business combined with lower business development expenses related to casino gaming opportunities were responsible for the increased performance. The Company expects to continue to add new domestic and international licensees in 2002, leading to further growth in the group's profitability.

      The Company believes that the greatest interest in the marketplace for Playboy branded casino-based entertainment centers is from licensing and marketing opportunities, as opposed to equity and management deals. Therefore, as part of its restructuring, the Company has combined the operations of casino gaming into licensing.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses for 2001 decreased $1.2 million, or 6%, compared to the prior year. This improvement primarily reflects a reduction of expenses related to higher trademark fees from the Playboy Online Group and lower technology expenses, partially offset by higher performance-related variable compensation expense.

RESTRUCTURING EXPENSES

      In 2001, the Company implemented a restructuring plan in anticipation of a continuing weak economy. The plan included a reduction in work force coupled with vacating portions of certain office facilities by combining operations for greater efficiency, refocusing sales and marketing, outsourcing some operations and reducing overhead expenses. As a result of these measures, the Company expects to save approximately $8 million to $10 million on an annualized basis. Total restructuring charges of $3.7 million related to this plan were recorded in 2001, of which $2.5 million related to the termination of 88 employees. Additionally, 16 positions were eliminated through attrition. Also included in the charge were $1.2 million of expenses related to the excess space in its Chicago and New York offices.

      In 2000, realignment of senior management, coupled with staff reductions, led to a restructuring charge of $3.7 million related to the termination of 19 employees.

GAIN (LOSS) ON DISPOSALS

      In 2001, the Company's sale of its Collectors' Choice Music businesses resulted in a loss of $1.3 million. Additionally, the Company sold a majority of its interest in VIPress, publisher of the Polish edition of Playboy magazine, resulting in a gain of $0.4 million. The prior year included a loss of $3.0 million related to the sale of the Critics' Choice Video businesses and fulfillment and customer service operations.

2000 COMPARED TO 1999

      The Company's revenues for 2000 decreased 12% compared to the prior year primarily due to a $30.0 million up-front payment in 1999 from PTVI to the Entertainment Group toward the $100.0 million purchase principally related to library license fees, compared to $7.5 million in 2000. The comparison also reflected the expected decrease of Catalog Group revenues as the Critics' Choice Video businesses were sold in October 2000.

      The Company reported an operating loss of $19.9 million in 2000 compared to operating income of $14.6 million in 1999, primarily due to the timing and amount of PTVI payments discussed above combined with higher planned investments in the Playboy Online Group, partially offset by lower Corporate Administration and Promotion expenses. The operating loss for 2000 also included a loss related to the sale of the Critics' Choice Video businesses while the prior year included a gain from the sale of the Company's equity in The Playboy Casino at Hotel des Roses (the "Rhodes Casino") in Greece. Additionally, 2000 included a higher restructuring charge compared to the prior year.

      The higher net loss for 2000 reflected lower PTVI nonoperating expense, including the Company's 19.9% equity in PTVI, the elimination of unrealized profits of certain transactions between the Company and PTVI and gains related to the transfer of certain assets to PTVI. The prior year also included the accounting effects of the formation of the PTVI joint venture. The net loss for 2000 also included a charge incurred in connection with a Playboy.com registration statement that was subsequently withdrawn and significant noncash federal income tax expense related to the Company's decision to increase the valuation allowance for its deferred tax assets.

ENTERTAINMENT GROUP

      The following discussion focuses on the profit contribution of each business before programming expense.

      For 2000, revenues from domestic TV networks increased $0.4 million, or 1%, and profit contribution increased $0.5 million, primarily due to the Spice acquisition. Also contributing were higher sales of programming to other networks and higher Playboy TV cable pay-per-view revenues, primarily due to higher retail rates. These increases were mostly offset by lower Playboy TV DTH revenues, principally due to a significant decline in PrimeStar subscribers as a result of DirecTV's acquisition of PrimeStar in 1999. PrimeStar service was discontinued in September 2000.

The Company's networks were available to the following approximate household units (in millions):

                                                             Dec. 31,   Dec. 31,
                                                                 2000       1999
--------------------------------------------------------------------------------
Playboy TV (1)
    DTH                                                          15.4       12.4
    Cable digital                                                 3.2        1.3
    Cable analog addressable                                     11.0       11.7

Movie Networks (1)
    Cable digital                                                 8.4        3.9
    Cable analog addressable                                     16.2       18.3
--------------------------------------------------------------------------------

(1) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of the Company's networks and/or multiple platforms (i.e. analog and digital) are available to that household.

      International TV business profit contribution for 2000 decreased $19.4 million on a $21.0 million, or 55%, decrease in revenues primarily due to the $30.0 million PTVI payment in 1999 primarily for library license fees.

      Revenues from the worldwide home video business for 2000 decreased $1.9 million, or 19%, while profit contribution decreased $1.4 million largely due to softness in the domestic business.

      Profit contribution from movies and other businesses for 2000 decreased $2.1 million on a $2.4 million, or 72%, decrease in revenues primarily due to lower sales of previously released movies combined with the lower library license fees from PTVI.

      Programming expense decreased $1.0 million in 2000 primarily due to the lower library license fees from PTVI and the lower sales of movies. Higher amortization for domestic TV networks primarily offset the decrease.

      The group's administrative expenses decreased $2.1 million in 2000 primarily due to lower performance-related variable compensation expense.

PUBLISHING GROUP

      Playboy magazine revenues increased $2.6 million, or 2%, for 2000 compared to the prior year due to higher advertising revenues, due to both higher average net revenue per page and more ad pages. Partially offsetting the above were lower circulation revenues, from both subscriptions and newsstand sales.

      Revenues from other domestic publishing businesses decreased $1.6 million, or 9%, for 2000 compared to the prior year. This decline largely reflected lower sales of special editions primarily as a result of the previously discussed increased competition.

      International publishing revenues increased $1.8 million, or 16%, for 2000 primarily due to higher revenues from VIPress, the Company's majority-owned Polish publishing joint venture. As previously discussed, the Company sold a majority of its interest in VIPress in 2001.

      The Publishing Group's segment income for 2000 increased $0.9 million, or 15%, compared to the prior year primarily due to the higher Playboy magazine advertising revenues, lower manufacturing costs related to a reduction in print runs and lower legal, performance-related variable compensation and ancillary businesses expenses. Partially offsetting the above was lower Playboy magazine subscription profitability combined with higher editorial costs and the lower special editions and Playboy magazine newsstand revenues.

PLAYBOY ONLINE GROUP

      Playboy Online Group revenues for 2000 were $25.3 million, an increase of $9.2 million, or 57%, compared to the prior year due to higher e-commerce and subscription revenues. Contributing significantly to the higher e-commerce revenues was the integration of the Playboy and Spice direct commerce businesses with e-commerce effective October 1, 1999. Higher Playboy e-commerce revenues were offset by a decline in e-commerce revenues from Spice.

      The group reported a segment loss for 2000 of $25.2 million compared to $9.1 million in the prior year. This reflected planned higher expenses, principally related to sales and marketing, administration and content and product development. The higher administrative expenses were due in part to trademark, content and administrative fees to the parent company.

CATALOG GROUP

      Catalog Group revenues for 2000 decreased $27.9 million, or 46%, and segment performance declined $0.3 million compared to the prior year largely as the result of management's decision to divest this business. In October 2000, the Company sold its Critics' Choice Video businesses and fulfillment and customer service operations. Additionally, the lower revenues reflected planned lower circulation for the Critics' Choice Video catalog, prior to its sale. The comparison also reflected the absence of 2000 revenues related to the Playboy and Spice catalogs. The Playboy and Spice catalogs were integrated as direct commerce businesses within the Company's Playboy Online branded e-commerce business effective in October 1999.

LICENSING BUSINESSES GROUP

      Segment performance from the Licensing Businesses Group for 2000 increased $1.4 million on a $0.7 million, or 8%, increase in revenues primarily due to the strength of the Company's licensed branded products business, combined with lower expenses primarily due to a reorganization in 1999.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses for 2000 were $6.2 million, or 23%, lower than the prior year primarily reflecting planned lower marketing spending and a reduction of expenses related to the trademark and administrative fees from the Playboy Online Group.

RESTRUCTURING EXPENSES

      In 2000, realignment of senior management, coupled with staff reductions, led to a restructuring charge of $3.7 million related to the termination of 19 employees.

      In 1999, the Company began a cost reduction effort that led to a work force reduction through Company-wide layoffs and attrition. A total of 26 employees were terminated (including eight in the first quarter of 2000) resulting in total restructuring charges of $1.3 million, of which $0.2 million was recorded in the first quarter of 2000. Additionally, 23 positions were eliminated through attrition.

GAIN (LOSS) ON DISPOSALS

      A loss of $3.0 million was recorded in 2000 related to the sale of the Critics' Choice Video businesses and fulfillment and customer service operations. The prior year included a gain of $1.7 million related to the sale of the Company's wholly-owned subsidiary, Playboy Gaming Greece Ltd., which owned a 12% interest in the Rhodes Casino.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2001, the Company had $4.6 million in cash and cash equivalents and $101.6 million in total financing obligations compared to $2.5 million in cash and cash equivalents and $103.3 million in total financing obligations at December 31, 2000. The financing obligations at December 31, 2001 and December 31, 2000 included $20.0 million and $10.0 million, respectively, in loans made directly from Hugh M. Hefner to Playboy.com. A total of $15.0 million of the loans from Mr. Hefner are scheduled to mature in 2002.

      The Company's current liquidity requirements, excluding those of Playboy.com, are being provided by a $106.1 million credit facility, comprised of $71.1 million of term loans and a $35.0 million revolving credit facility. At December 31, 2001, $10.5 million was outstanding under the revolving credit facility. The Company plans to finance its working capital requirements through cash generated from operations and its revolving credit facility. If additional funds become necessary, the Company will seek additional capital from the debt and/or equity markets.

      Outstanding balances under the credit facility bear interest at rates equal to specified index rates plus margins that fluctuate based on the Company's leverage ratio. The term loans consist of two tranches, Tranche A and Tranche B, which currently bear interest at 3.00% and 4.25% margins, respectively, over the London Interbank Offering Rate ("LIBOR"). The Company is assessed a 0.5% commitment fee on the unused portion of the revolving credit facility. The weighted average interest rates as of December 31, 2001 were 5.11% and 6.37% for the Tranche A and Tranche B term loans, respectively, and 6.05% for the revolving credit facility. The term loans began amortizing quarterly on March 31, 2001. The Tranche A term loan and the revolving credit facility both mature on March 15, 2004 and the Tranche B term loan matures on March 15, 2006.

      The Company's obligations under the credit facility are guaranteed by its subsidiaries (excluding Playboy.com) and are secured by substantially all of its assets (excluding Playboy.com and its assets). The credit agreement contains financial covenants requiring the Company to maintain certain leverage, interest coverage and fixed charge coverage ratios. Other covenants include limitations on other indebtedness, investments, capital expenditures and dividends. The credit agreement also requires mandatory prepayments with net cash proceeds resulting from excess cash flow, asset sales and the issuance of certain debt obligations or equity securities, with certain exceptions as described in the agreement. Based on 2001 results, the Company will make an excess cash flow payment of $3.6 million on March 31, 2002. Therefore, total 2002 debt repayments under the credit facility will now be $8.6 million.

      The nominal consideration for the Califa acquisition was $70.0 million. The Company is obligated to pay up to an additional $12.0 million in consideration should the acquired assets achieve certain financial performance targets. The total consideration will be paid over ten years, with the Company having the option of paying up to $71 million of the scheduled payments in cash or Class B stock. If the Company elects to make a payment in Class B stock and the Company does not get the registration statement relating to the resale of its shares issued in connection with the specified payment effective within the periods set forth in the asset purchase agreement, the Company is also obligated to pay the Califa principals interest on the amount of the payment until the registration statement is declared effective. The interest payment can be paid in cash or shares of Class B stock at the Company's option. As of February 28, 2002, approximately $0.4 million in interest had accrued in connection with the payment of the first installment of consideration to be paid in Class B stock in accordance with the agreement. On March 12, 2002, the Company paid the Califa principals $0.3 million in cash as a partial payment of interest due under the agreement. The Company will pay the balance of the interest payment in shares of Class B stock.

      The credit agreement also contains a maximum funding limitation by the Company to Playboy.com of $17.5 million, which was met in September 2000. As a result of this limitation, Playboy.com is dependent on third-party financing to fund its operations, including its debt repayment obligations, until its business generates sufficient cash flow. In the event of an initial public offering ("IPO") of Playboy.com's common stock, all amounts above $10.0 million advanced to Playboy.com after January 1, 2000 shall be repaid from Playboy.com to the Company. In addition, 10% of the net proceeds of any Playboy.com equity financing shall be paid to the Company until all amounts above the $10.0 million have been repaid.

      Playboy.com has been in active discussions with strategic partners and other potential investors in connection with a private placement of its preferred stock. On each of March 7, 2001 and April 2, 2001, Playboy.com issued a convertible promissory note in the aggregate principal amount of $5.0 million to two strategic investors. On July 27, 2001, Playboy.com issued a third convertible promissory note in the aggregate principal amount of $5.0 million to Hugh M. Hefner. On August 13, 2001, each of the three aforementioned convertible promissory notes, together with accrued and unpaid interest thereon, was converted into shares of Playboy.com's Series A Preferred Stock. Playboy.com's Series A Preferred Stock is convertible into Playboy.com common stock (initially on a one-for-one basis) and is redeemable by Playboy.com after the fifth anniversary of the date of its issuance at the option of the holder. In addition, in the event that a holder elects to redeem Playboy.com's Series A Preferred Stock at any time after the fifth anniversary of the date of its issuance and before the 180th day thereafter, and Playboy.com is not able to, or does not, satisfy such obligation, in cash or stock, the Company has agreed that it shall redeem all or part of the shares in lieu of redemption by Playboy.com, either in cash, shares of the Company's Class B stock or any combination thereof at its option.

      In September and December 2000, Hugh M. Hefner made loans to Playboy.com each in the amount of $5.0 million. These loans bear interest at an annual rate of 10.50% and 12.00%, respectively, with principal and accumulated interest related to both loans due in September 2002. In September 2001, Hugh M. Hefner made an additional $5.0 million loan to Playboy.com which bears interest at an annual rate of 8.00%, with principal and accumulated interest due in July 2002. In December 2001, Hugh M. Hefner agreed to lend up to an additional $10.0 million to Playboy.com from time to time until December 31, 2002, of which $5.0 million had been borrowed by Playboy.com at December 31, 2001. Outstanding balances under this note bear interest at an annual rate of 9.00%, with interest payable monthly, and the note is due in August 2006. Under the terms of the note, Hugh M. Hefner may elect, at any time, to convert the note into shares of Playboy.com's common stock at a per share price of $7.1097 (as equitably adjusted for any stock dividends, combinations, splits or similar transactions).

      Additionally, in conjunction with the issuance of the note, the Company has agreed to give Hugh M. Hefner the right to surrender the note to the Company for shares of its Class B stock on or after certain specified surrender events. Under the agreement, "surrender event" means any of the following: (a) August 10, 2006, (b) the date on which the Company is no longer subject to the terms (except for such terms that expressly survive the payment in full of the obligations and termination of the commitments thereunder) of its credit agreement, (c) the occurrence and continuation of an event of default under the note, including the dissolution of Playboy.com or any vote in favor thereof by Playboy.com's board of directors or stockholders, certain insolvency or bankruptcy events relating to Playboy.com, Playboy.com's failure to pay principal and interest due and payable under the note and Playboy.com's non-performance of any material covenant or condition under the note which continues uncured for 15 days after written notice of the default is provided to Playboy.com, (d) the dissolution of Playboy.com or any vote in favor thereof by Playboy.com's board of directors or stockholders or (e) certain insolvency or bankruptcy events relating to Playboy.com. However, the note may not be surrendered if the surrender of the note or the issuance of the shares of Class B stock would be prohibited by the Company's credit agreement. In the event that Mr. Hefner elects to surrender the December 2001 note for shares of Class B stock in accordance with the foregoing, the Company will issue to Mr. Hefner the number of shares equal to the outstanding principal and interest on the note divided by $19.90 (125% of the volume weighted average closing price of Class B stock (as equitably adjusted for any stock dividends, combinations, splits or similar transactions) on the five trading days immediately prior to the date of the note).

      As previously discussed, PTVI's ability to finance its operations, including making library license and programming output payments to the Company, will depend principally on the ability of Claxson, the Company's venture partner, and also the Company to make capital contributions, until PTVI generates sufficient funds from operations. The maximum mandatory capital contributions by the partners is $100 million, of which $61.6 million has been contributed through December 31, 2001. If these payments are not made, the Company's future financial condition and operating results could be materially adversely affected. See Note (C) Playboy TV International, LLC Joint Venture of Notes to Consolidated Financial Statements.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used for operating activities was $7.9 million for 2001, due primarily to $37.3 million of investments in Company-produced and licensed entertainment programming, partially offset by positive results (after adjusting for noncash items), principally from the Entertainment Group. In 2002, the Company expects to invest approximately $45 million in Company-produced and licensed programming, which could vary based on, among other things, the timing of completing productions.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $2.9 million for 2001 primarily due to $3.2 million of additions to property and equipment. In 2001, the Company also entered into leases of furniture and equipment totaling $1.6 million. The Company invested $1.9 million related to funding its equity interests in international TV ventures. The Califa acquisition resulted in net cash paid of $0.9 million in the current year. Partially offsetting the above was $3.3 million of proceeds from disposals, primarily related to the sale of the Collectors' Choice Music businesses and VIPress.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities was $12.9 million for 2001 primarily due to the $13.1 million of net proceeds from the sale of Playboy.com's Series A Preferred Stock. Playboy.com also received the $10.0 million in loans from Hugh M. Hefner. Partially offsetting the above was $7.8 million in payments on the Company's revolving credit facility.

INCOME TAXES

      In 2000, the Company evaluated its net operating loss carryforwards ("NOLs") and other deferred tax assets and liabilities in relation to the Company's recent earnings history. As a result of this review, the Company decided to adopt a more conservative approach by increasing the valuation allowance, which resulted in noncash federal income tax expense of $24.1 million.

RELATED PARTY TRANSACTIONS

HUGH M. HEFNER

      The Company owns a 29-room mansion located on 5 1/2 acres in Holmby Hills, California. The Mansion is used for various corporate activities, including serving as a valuable location for video production, magazine photography, online events, business meetings, enhancing the Company's image, charitable functions and a wide variety of other promotional and marketing activities. The Mansion generates substantial publicity and recognition which increase public awareness of the Company and its products and services. Its facilities include a tennis court, swimming pool, gymnasium and other recreational facilities as well as extensive film, video, sound and security systems. The Mansion also includes accommodations for guests and serves as an office and residence for Hugh M. Hefner, the Company's founder. It has a full-time staff which performs maintenance, serves in various capacities at the functions held at the Mansion and provides guests of the Company and Mr. Hefner with meals, beverages and other services.

      Under a 1979 lease the Company entered into with Mr. Hefner, the annual rent Mr. Hefner pays to the Company for his use of the Mansion is determined by independent experts who appraise the value of Mr. Hefner's basic accommodations and access to the Mansion's facilities, utilities and attendant services based on comparable hotel accommodations. In addition, Mr. Hefner is required to pay the sum of the per-unit value of nonbusiness meals, beverages and other benefits he and his personal guests receive. These standard food and beverage per-unit values are determined by independent expert appraisals based on fair market values. Valuations for both basic accommodations and standard food and beverage units are reappraised every three years, and between appraisals are annually adjusted based on appropriate consumer price indexes. Mr. Hefner is also responsible for the cost of all improvements in any Hefner residence accommodations, including capital expenditures, that are in excess of normal maintenance for those areas.

      Mr. Hefner's usage of Mansion services and benefits is recorded through a system initially developed by the auditing and consulting firm of PricewaterhouseCoopers LLP and now administered by the Company, with appropriate modifications approved by the audit and compensation committees of the Board of Directors. The lease had an initial two-year term which expired on June 30, 1981, but on its terms continues for ensuing 12-month periods unless either the Company or Mr. Hefner terminates it. When the Company changed its fiscal year from a year ending June 30 to a year ending December 31, Mr. Hefner's lease continued for only a six-month period through December 31, 1998 to accommodate this change. On December 31, 1998, the lease renewed automatically and will continue to renew automatically for 12-month periods under the terms as previously described. The rent charged to Mr. Hefner during 2001 included the appraised rent and the appraised per-unit value of other benefits, as described above. Within 120 days after the end of the Company's fiscal year, the actual charge for all benefits for that year is finally determined. Mr. Hefner pays or receives credit for any difference between the amount finally determined and the amount he paid over the course of the year. The sum of the rent and other benefits payable for 2001 was estimated by the Company to be $1.3 million, and Mr. Hefner paid that amount during 2001. The actual rent and other benefits payable for 2000 and 1999 were $1.1 million and $0.9 million, respectively.

      The Company purchased the Mansion in 1971 for $1.1 million and in the intervening years has made substantial capital improvements at a cost of $13.4 million through 2001 (including $2.5 million to bring the Hefner residence accommodations to a standard similar to the Mansion's common areas). The Mansion is included in the Company's Consolidated Balance Sheet as of December 31, 2001 at a cost, including all improvements and after accumulated depreciation, of $2.0 million. The Company pays all operating expenses of the Mansion, including depreciation and taxes, which were $3.2 million, $3.2 million and $3.6 million for 2001, 2000 and 1999, respectively, net of rent received from Mr. Hefner.

      As of December 31, 2001, Playboy.com had borrowed a total of $20.0 million from Hugh M. Hefner. This indebtedness is evidenced by the four notes previously discussed. Also as discussed, Mr. Hefner was the holder of a $5.0 million convertible promissory note which converted into shares of Playboy.com's Series A Preferred Stock in 2001.

      From time to time, the Company enters into barter transactions in which the Company secures air transportation for Mr. Hefner in exchange for advertising pages in Playboy magazine. Mr. Hefner reimburses the Company for its direct costs of providing these advertising pages. The Company receives significant promotional benefit from these transactions.

PTVI

      During 1999, PTVI was formed as a joint venture between the Company and Cisneros. In 2001, Claxson succeeded Cisneros as the Company's joint venture partner. PTVI has the exclusive right to create and launch new television networks under the Playboy and Spice brands outside of the United States and Canada and, under certain circumstances, to license programming to third parties. PTVI will also own and operate all existing international Playboy TV and Spice networks. In addition, the Company and PTVI have entered into program supply and trademark license agreements. Currently, the Company has a 19.9% interest in PTVI with an option to increase its equity up to 50%.

      In return for the exclusive international TV rights for the use of the Playboy tradename, film and video library, and for the acquisition of the international rights to the Spice film library, the U.K. and Japan Playboy TV networks and certain international distribution contracts, PTVI is obligated to make total payments of $100.0 million to the Company over six years, of which $42.5 million has been received through the end of 2001. The remaining payments are owed over the next three years as follows: $7.5 million, $25.0 million and $25.0 million. PTVI also has a long-term commitment with the Company to license international TV rights to each year's output production, with payments representing a percentage of the Company's annual production spending. PTVI's ability to finance its operations, including making library license and programming output payments to the Company, will depend principally on the ability of Claxson and also the Company to make capital contributions, until PTVI generates sufficient funds from operations. If these payments are not made, the Company's future financial condition and operating results could be materially adversely affected.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets (collectively, "Statements 141 and 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statements 141 and 142. Other intangible assets will continue to be amortized over their useful lives. In compliance with these statements, goodwill recorded in connection with the Califa acquisition in July 2001 is not being amortized.

      The Company is evaluating the impact that application of the nonamortization provisions of Statements 141 and 142 will have on the Company's financial statements. In 2001, annual amortization expense for goodwill and intangible assets with indefinite lives was approximately $5.8 million. The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. The Company does not expect to record a charge as a cumulative effect of change in accounting principle, however, it does expect to record an approximate $5.8 million income tax charge related to the adoption in the first quarter of 2002.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which is effective for fiscal years beginning after December 15, 2001. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 supercedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"), to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company believes that adoption of Statement 144 will not have a material impact on its financial statements.

FORWARD-LOOKING STATEMENTS

       This Form 10-K Annual Report contains "forward-looking statements," including statements in MD&A as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

(1) foreign, national, state and local government regulation, actions or initiatives, including:
      (a) attempts to limit or otherwise regulate the sale, distribution or transmission of adult-oriented materials, including print, video and online materials,
      (b) changes in or increased regulation of gaming businesses, which could limit the Company's ability to obtain licenses, and the impact of federal and state laws on gaming businesses generally,
      (c) limitations on the advertisement of tobacco, alcohol and other products which are important sources of advertising revenue, or
      (d) substantive changes in postal regulations or rates which could increase the Company's postage and distribution costs;
(2) risks associated with foreign operations, including market acceptance and demand for the Company's products and the products of its licensees and the Company's ability to manage the risk associated with its exposure to foreign currency exchange rate fluctuations;
(3)   increases in interest rates;
(4) changes in general economic conditions, consumer spending habits, viewing patterns, fashion trends or the retail sales environment which, in each case, could reduce demand for the Company's programming and products and impact its advertising revenues;
(5) the Company's ability to protect its trademarks and other intellectual property;
(6) risks as a distributor of media content, including becoming subject to claims for defamation, invasion of privacy, negligence, copyright, patent or trademark infringement, and other claims based on the nature and content of the materials distributed;
(7) the dilution from any potential issuance of additional Company common stock in connection with acquisitions by the Company and investments in Playboy.com;
(8) competition for advertisers from other publications, media or online providers or any decrease in spending by advertisers, either generally or with respect to the adult male market;
(9)   competition in the cable, DTH, men's magazine and Internet markets;
(10) reliance on third parties for technology and distribution for the television video-on-demand and Internet businesses;
(11) changes in distribution technology and/or unforeseen delays in the implementation of that technology by the cable and DTH industries, which might affect the Company's plans and assumptions regarding carriage of its networks;
(12) risks associated with losing access to transponders, competition for transponders and channel space and any decline in the Company's access to, and acceptance by, cable and DTH systems or any deterioration in the terms or cancellation of fee arrangements with operators of these systems;
(13) attempts by consumers or citizens groups to exclude the Company's programming from pay television distribution;
(14) risks associated with integrating the operations of the networks related to the Califa acquisition and the risks that the Company may not realize the expected operating efficiencies, synergies, increased sales and profits and other benefits from the acquisition;
(15) PTVI's ability to finance its operations, including making library license and programming output payments to the Company, will depend principally on the ability of Claxson, the Company's venture partner, and also the Company to make capital contributions, until PTVI generates sufficient funds from operations. If these payments are not made, the Company's future financial condition and operating results could be materially adversely affected;
(16)  increases in paper or printing costs;
(17) effects of the national consolidation of the single-copy magazine distribution system;
(18) uncertainty of the viability of the Internet gaming, e-commerce, advertising and subscription businesses; and
(19) the Company's ability to obtain adequate third-party financing, including equity investments, to fund the Company's Internet business, and the timing and terms of such financing.

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

      The Company prepared sensitivity analyses to determine the impact of a hypothetical one percentage point increase in interest rates. Based on its sensitivity analyses at December 31, 2001 and 2000, such a change in interest rates would affect the Company's annual consolidated operating results, financial position and cash flows by approximately $0.8 million and $0.9 million, respectively. As of December 31, 2001 and 2000, the Company had an interest rate swap agreement in place to effectively convert $45.0 million of its floating rate debt to fixed rate debt, thereby significantly reducing its risk related to interest rate fluctuations.

      The Company also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the foreign currencies of the countries to which it has exposure, primarily Japan and Germany. Based on its sensitivity analyses at December 31, 2001 and 2000, such a change in foreign currency exchange rates would affect the Company's annual consolidated operating results, financial position and cash flows by approximately $0.2 million for both years. The Company uses foreign currency forward contracts to manage the risk associated with its exposure to foreign currency exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and supplementary data are set forth in this Form 10-K Annual Report as follows:

                                                                       Page
                                                                       ----
      Consolidated Statements of Operations - Fiscal Years
      Ended December 31, 2001, 2000 and 1999                            30

      Consolidated Balance Sheets - December 31, 2001 and 2000          31

      Consolidated Statements of Shareholders' Equity -
      Fiscal Years Ended December 31, 2001, 2000 and 1999               32

      Consolidated Statements of Cash Flows - Fiscal Years
      Ended December 31, 2001, 2000 and 1999                            33

      Notes to Consolidated Financial Statements                        34

      Report of Independent Auditors                                    55

      Report of Independent Accountants                                 56

      Report of Management                                              57

      The supplementary data regarding quarterly results of operations are set forth in Note (W) Quarterly Results of Operations (Unaudited) of Notes to Consolidated Financial Statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                   Fiscal Year    Fiscal Year    Fiscal Year
                                                                         Ended          Ended          Ended
                                                                      12/31/01       12/31/00       12/31/99
------------------------------------------------------------------------------------------------------------
Net revenues                                                       $   291,226    $   307,722    $   347,817
------------------------------------------------------------------------------------------------------------
Costs and expenses
    Cost of sales                                                     (240,691)      (265,369)      (277,448)
    Selling and administrative expenses                                (58,050)       (55,385)       (56,390)
    Restructuring expenses                                              (3,776)        (3,908)        (1,091)
    Gain (loss) on disposals                                              (955)        (2,924)         1,728
------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                       (303,472)      (327,586)      (333,201)
------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                (12,246)       (19,864)        14,616
------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
    Investment income                                                      786          1,519          1,798
    Interest expense                                                   (13,970)        (9,148)        (7,977)
    Minority interest                                                     (704)          (125)           (92)
    Equity in operations of PTVI and other                                (746)          (375)       (13,871)
    Playboy.com registration statement expenses                             --         (1,582)            --
    Legal settlement                                                        --           (622)            --
    Other, net                                                          (1,447)        (1,202)          (904)
------------------------------------------------------------------------------------------------------------
       Total nonoperating expense                                      (16,081)       (11,535)       (21,046)
------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes
    and cumulative effect of change in accounting principle            (28,327)       (31,399)        (6,430)
Income tax benefit (expense)                                              (996)       (16,227)           862
------------------------------------------------------------------------------------------------------------
Loss from continuing operations before cumulative
    effect of change in accounting principle                           (29,323)       (47,626)        (5,568)
Gain on disposal of discontinued operations (net of tax)                    --             --            233
------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle        (29,323)       (47,626)        (5,335)
Cumulative effect of change in accounting principle (net of tax)        (4,218)            --             --
------------------------------------------------------------------------------------------------------------
Net loss                                                           $   (33,541)   $   (47,626)   $    (5,335)
============================================================================================================

Basic and diluted weighted average number
    of common shares outstanding                                        24,411         24,240         22,872
============================================================================================================

Basic and diluted income (loss) per common share
Income (loss) before cumulative effect
    of change in accounting principle
       From continuing operations                                  $     (1.20)   $     (1.96)   $     (0.24)
       From discontinued operations (net of tax)                            --             --           0.01
------------------------------------------------------------------------------------------------------------
Total                                                                    (1.20)         (1.96)         (0.23)
Cumulative effect of change in accounting principle (net of tax)         (0.17)            --             --
------------------------------------------------------------------------------------------------------------
Net loss                                                           $     (1.37)   $     (1.96)   $     (0.23)
============================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                    Dec. 31,     Dec. 31,
                                                                                        2001         2000
---------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                          $   4,610    $   2,534
Marketable securities                                                                  3,182        3,443
Receivables, net of allowance for doubtful accounts of
   $6,406 and $5,994, respectively                                                    41,846       45,075
Receivables from related parties                                                      12,417        7,575
Inventories, net                                                                      13,962       20,700
Deferred subscription acquisition costs                                               12,111       12,514
Other current assets                                                                   7,857        9,568
---------------------------------------------------------------------------------------------------------
     Total current assets                                                             95,985      101,409
---------------------------------------------------------------------------------------------------------
Receivables from related parties                                                      50,000       57,500
Property and equipment, net                                                           10,749       11,532
Programming costs                                                                     56,213       55,454
Goodwill, net of accumulated amortization of $7,349 and $4,761, respectively         112,338       87,260
Trademarks, net of accumulated amortization of $17,726 and $14,701, respectively      52,185       52,585
Distribution agreements acquired, net of accumulated amortization of $2,199           26,301           --
Other noncurrent assets                                                               22,469       22,748
---------------------------------------------------------------------------------------------------------
Total assets                                                                       $ 426,240    $ 388,488
=========================================================================================================

Liabilities
Financing obligations                                                              $   8,561    $   3,922
Financing obligations to related parties                                              15,000        5,000
Acquisition liability                                                                 21,023           --
Accounts payable                                                                      19,293       25,295
Accounts payable to related parties                                                      169          718
Accrued salaries, wages and employee benefits                                          8,717        8,915
Deferred revenues                                                                     47,913       41,898
Deferred revenues from related parties                                                 8,382        4,397
Other liabilities and accrued expenses                                                18,453       16,861
---------------------------------------------------------------------------------------------------------
     Total current liabilities                                                       147,511      107,006
---------------------------------------------------------------------------------------------------------
Financing obligations                                                                 73,017       89,328
Financing obligations to related parties                                               5,000        5,000
Acquisition liability                                                                 41,079           --
Deferred revenues from related parties                                                44,350       50,875
Net deferred tax liabilities                                                           5,313        4,679
Other noncurrent liabilities                                                          28,445       17,415
---------------------------------------------------------------------------------------------------------
     Total liabilities                                                               344,715      274,303
---------------------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
  Class A voting - 7,500,000 shares authorized; 4,864,102
     and 4,859,102 issued, respectively                                                   49           49
  Class B nonvoting - 30,000,000 shares authorized; 19,930,142
     and 19,647,048 issued, respectively                                                 199          196
Capital in excess of par value                                                       123,090      120,519
Accumulated deficit                                                                  (36,925)      (3,384)
Unearned compensation restricted stock                                                (3,019)      (2,713)
Accumulated other comprehensive loss                                                  (1,869)        (482)
---------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                       81,525      114,185
---------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                         $ 426,240    $ 388,488
=========================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                               Retained      Unearned
                                                      Class A       Class B    Capital in      Earnings         Comp.
                                                       Common        Common     Excess of        (Accum.   Restricted
                                                        Stock         Stock     Par Value       Deficit)        Stock
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        $      50     $     171     $  44,860     $  49,577     $  (3,716)
  Net loss                                                 --            --            --        (5,335)           --
  Shares issued, vested or forfeited
    under stock plans, net                                  2             6         5,454            --            92
  Shares issued related to the Spice acquisition           --            18        47,505            --            --
  Shares issued in public equity offering                  --             9        24,541            --            --
  Cancellation of treasury stock                           (3)           (8)       (5,619)           --            --
  Income tax benefit related to stock plans                --            --         3,596            --            --
  Other comprehensive income                               --            --            --            --            --
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                               49           196       120,337        44,242        (3,624)
  Net loss                                                 --            --            --       (47,626)           --
  Shares issued, vested or forfeited
    under stock plans, net                                 --            --           510            --           911
  Other comprehensive loss                                 --            --            --            --            --
  Other                                                    --            --          (328)           --            --
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                               49           196       120,519        (3,384)       (2,713)
  Net loss                                                 --            --            --       (33,541)           --
  Shares issued, vested or forfeited
    under stock plans, net                                 --             3         2,504            --          (306)
  Other comprehensive loss                                 --            --            --            --            --
  Disposal                                                 --            --            --            --            --
  Other                                                    --            --            67            --            --
---------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                        $      49     $     199     $ 123,090     $ (36,925)    $  (3,019)
=====================================================================================================================

                                                  Accumulated
                                                         Other
                                                 Comprehensive      Treasury
                                                 Income (Loss)         Stock        Total
-----------------------------------------------------------------------------------------
Balance at December 31, 1998                        $    (169)    $  (6,571)    $  84,202
  Net loss                                                 --            --        (5,335)
  Shares issued, vested or forfeited
    under stock plans, net                                 --            35         5,589
  Shares issued related to the Spice acquisition           --           906        48,429
  Shares issued in public equity offering                  --            --        24,550
  Cancellation of treasury stock                           --         5,630            --
  Income tax benefit related to stock plans                --            --         3,596
  Other comprehensive income                              250            --           250
-----------------------------------------------------------------------------------------
Balance at December 31, 1999                               81            --       161,281
  Net loss                                                 --            --       (47,626)
  Shares issued, vested or forfeited
    under stock plans, net                                 --            --         1,421
  Other comprehensive loss                               (563)           --          (563)
  Other                                                    --            --          (328)
-----------------------------------------------------------------------------------------
Balance at December 31, 2000                             (482)           --       114,185
  Net loss                                                 --            --       (33,541)
  Shares issued, vested or forfeited
    under stock plans, net                                 --            --         2,201
  Other comprehensive loss                             (1,631)           --        (1,631)
  Disposal                                                244            --           244
  Other                                                    --            --            67
-----------------------------------------------------------------------------------------
Balance at December 31, 2001                        $  (1,869)    $      --     $  81,525
=========================================================================================

Comprehensive income (loss) was as follows:

                                          Fiscal Year    Fiscal Year    Fiscal Year
                                                Ended          Ended          Ended
                                             12/31/01       12/31/00       12/31/99
-----------------------------------------------------------------------------------
Net loss                                  $   (33,541)   $   (47,626)   $    (5,335)
Unrealized gain (loss)
  on marketable securities                       (350)          (533)           388
Derivative loss                                (1,184)            --             --
Foreign currency translation loss                 (97)           (30)          (138)
-----------------------------------------------------------------------------------
Total other comprehensive income (loss)        (1,631)          (563)           250
-----------------------------------------------------------------------------------
Comprehensive loss                        $   (35,172)   $   (48,189)   $    (5,085)
===================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                     Fiscal Year    Fiscal  Year   Fiscal Year
                                                                           Ended          Ended          Ended
                                                                        12/31/01       12/31/00       12/31/99
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                             $   (33,541)   $   (47,626)   $    (5,335)
Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities
     Depreciation of property and equipment                                3,897          3,561          2,055
     Amortization of intangible assets                                    10,612          8,097          6,295
     Equity in operations of PTVI and other                                  746            375         13,871
     (Gain) loss on disposals                                                955          2,924         (1,728)
     Cumulative effect of change in accounting principle                   4,218             --             --
     Deferred income taxes                                                   634         12,950         (6,663)
     Income tax benefit related to stock plans                                --             --          3,596
     Amortization of investments in entertainment programming             37,395         33,253         34,341
     Changes in current assets and liabilities
      Receivables                                                          5,822         (3,305)         5,604
      Receivables from related parties                                    (4,458)         4,832         (9,342)
      Inventories                                                          3,468         (1,129)         1,854
      Deferred subscription acquisition costs                                403          1,065         (2,009)
      Other current assets                                                   944          1,797          2,378
      Accounts payable                                                    (6,587)        (7,024)           128
      Accounts payable to related parties                                   (549)        (1,972)         2,690
      Accrued salaries, wages and employee benefits                         (486)            76          2,815
      Deferred revenues                                                    1,122           (456)           707
      Deferred revenues from related parties                               3,985         (2,128)         6,525
      Acquisition liability interest                                       3,777             --             --
      Other liabilities and accrued expenses                               1,034          3,634           (598)
                                                                     -----------    -----------    -----------
        Net change in current assets and liabilities                       8,475         (4,610)        10,752
                                                                     -----------    -----------    -----------
     (Increase) decrease in receivables from related parties               6,525          4,350        (54,375)
     Investments in entertainment programming                            (37,254)       (33,061)       (35,262)
     Increase in trademarks                                               (2,625)        (7,080)        (6,690)
     Increase in other noncurrent assets                                    (173)          (384)        (1,722)
     Increase (decrease) in deferred revenues from related parties        (6,525)        (4,350)        55,225
     Increase (decrease) in other noncurrent liabilities                    (737)          (160)         1,188
     Other, net                                                             (547)           611            552
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                      (7,945)       (31,150)        16,100
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                                                   (935)        (1,152)       (64,820)
Proceeds from disposals                                                    3,276          5,384         13,573
Additions to property and equipment                                       (3,233)        (5,265)        (2,702)
Funding of equity interests                                               (1,875)        (2,238)       (12,069)
Purchase of marketable securities                                            (89)          (866)        (2,171)
Other, net                                                                     3            248             63
--------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                    (2,853)        (3,889)       (68,126)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net proceeds from sale of Playboy.com Series A Preferred Stock            13,066             --             --
Proceeds from financing obligations                                       10,000         10,000        110,000
Repayment of financing obligations                                        (3,922)       (15,000)       (20,000)
Net proceeds from (payments on) revolving credit facility                 (7,750)        18,250        (29,750)
Net proceeds from public equity offering                                      --             --         24,550
Payment of debt assumed in acquisition                                        --             --        (10,471)
Deferred financing fees                                                     (454)          (590)        (4,669)
Proceeds from stock plans                                                  2,141          1,385          5,553
Other, net                                                                  (207)            --             --
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 12,874         14,045         75,213
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       2,076        (20,994)        23,187
Cash and cash equivalents at beginning of year                             2,534         23,528            341
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $     4,610    $     2,534    $    23,528
==============================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

New accounting pronouncements: In June 2001, the FASB issued Statements 141 and 142, Business Combinations and Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statements 141 and 142. Other intangible assets will continue to be amortized over their useful lives. In compliance with these statements, goodwill recorded in connection with the Califa acquisition in July 2001 is not being amortized.

The Company is evaluating the impact that application of the nonamortization provisions of Statements 141 and 142 will have on the Company's financial statements. In 2001, annual amortization expense for goodwill and intangible assets with indefinite lives was approximately $5.8 million. The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002. The Company does not expect to record a charge as a cumulative effect of change in accounting principle, however, it does expect to record an approximate $5.8 million income tax charge related to the adoption in the first quarter of 2002.

In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 also amends ARB 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company believes that adoption of Statement 144 will not have a material impact on its financial statements.

Cumulative effect of change in accounting principle: During 2001, the Company adopted Statement of Financial Accounting Standards No. 139, Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89, and 121 ("Statement 139") and SOP 00-2, Accounting by Producers or Distributors of Films. Statement 139 rescinds FASB Statement No. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. SOP 00-2 establishes new film accounting and reporting standards for producers or distributors of films, including changes in revenue recognition and accounting for marketing, development and overhead costs. SOP 00-2 also requires all programming costs to be classified on the balance sheet as noncurrent assets. As a result of the adoption of SOP 00-2, the Company recorded a noncash charge of $4.2 million, or $0.17 per basic and diluted common share, in 2001, representing a cumulative effect of change in accounting principle. There was no related income tax effect. The charge primarily relates to reversals of previously recognized revenues which under the new rules were considered not yet earned, combined with a write-off of marketing costs that were previously capitalized and are no longer capitalizable under the new rules.

Revenue recognition: Domestic TV networks cable and DTH revenues are recognized based on pay-per-view buys and monthly subscriber counts reported each month by the system operators. International TV revenues received from the PTVI joint venture, for the license of the exclusive international TV rights for the use of the Playboy tradename, film and video library, and for the acquisition of the international rights to the Spice film library, the U.K. and Japan Playboy TV networks and certain international distribution contracts, are recognized as the consideration is paid to the Company over a six-year period, less the Company's 19.9% intercompany interest in such transactions. License fees from PTVI for current output production are recognized as programming is available, less the Company's 19.9% intercompany interest in such transactions. See Note (C) Playboy TV International, LLC Joint Venture. Domestic home video revenues generally are recognized based on unit sales reported each month by the Company's distributor. Revenues from the sale of Playboy magazine and Internet subscriptions are recognized over the terms of the subscriptions. Revenues from newsstand sales of Playboy magazine and special editions (net of estimated returns), and revenues from the sale of Playboy magazine advertisements, are recorded when each issue goes on sale. Revenues from direct- and e-commerce are recognized when the items are shipped.

Cash equivalents: Cash equivalents are temporary cash investments with an original maturity of three months or less at date of purchase and are stated at cost, which approximates fair value.

Marketable securities: Marketable securities are classified as available-for-sale securities and are stated at fair value. Net unrealized holding gains and losses are included in "Accumulated other comprehensive loss."

Inventories: Inventories are stated at the lower of cost (specific cost and average cost) or fair value.

Property and equipment: Property and equipment is stated at cost. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities or post-implementation activities. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. The useful life for buildings and improvements is ten years, furniture and equipment ranges from four to ten years and software ranges from one to five years. Leasehold improvements are depreciated using a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases. Repair and maintenance costs are expensed as incurred, and major betterments are capitalized. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts, and any related gains or losses are included in nonoperating results.

Advertising costs: The Company expenses advertising costs as incurred, except for direct-response advertising. Direct-response advertising consists primarily of costs associated with the promotion of Playboy magazine subscriptions, principally the production of direct-mail solicitation materials and postage, and the distribution of direct- and e-commerce mailings for use in the Playboy Online Group and the Catalog Group, prior to the sales of the Company's catalogs. The capitalized direct-response advertising costs are amortized over the period during which the future benefits are expected to be received, generally six to 12 months. See Note (L) Advertising Costs.

Programming costs and amortization: Programming costs include original programming and film acquisition costs, which are generally capitalized and amortized. The portion of original programming costs assigned to the domestic TV networks market is principally amortized using the straight-line method over three years. The portion of original programming costs assigned to the international TV market is fully amortized upon availability to PTVI. Existing library original programming costs allocated to the international TV market are amortized proportionately with license fees recognized related to the PTVI agreement. The portion of original programming costs assigned to the worldwide home video market is amortized using the individual-film-forecast-computation method. Film acquisition costs assigned to domestic markets are amortized principally using the straight-line method over the license term, generally three years or less, while those assigned to the international TV market are fully amortized upon availability to PTVI. Management believes that these methods provide a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films and programs are expected to be realized. Film and program amortization is adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis. See Note (C) Playboy TV International, LLC Joint Venture and Note (N) Programming Costs.

Intangible assets: Goodwill, the excess of the purchase price of acquired businesses over the fair value of net assets acquired, has been amortized using the straight-line method generally over 40 years. In compliance with Statements 141 and 142, goodwill recorded in connection with the Califa acquisition in July 2001 is not being amortized. Trademark acquisition costs are capitalized and have been amortized using the straight-line method over 40 years. Trademark defense, registration and/or renewal costs are capitalized and have been amortized using the straight-line method over 15 years. Beginning in 2002, goodwill and all trademark-related costs which have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statements 141 and 142. The Company acquired certain distribution agreements as a result of the Califa acquisition that are reported as "Distribution agreements acquired." Certain of these distribution agreements were deemed to have indefinite lives and, as such, are not subject to amortization under Statements 141 and 142. Distribution agreements deemed to have definite lives are being amortized over the life of the agreements, or approximately two years. The consideration allocated to noncompete agreements related to the Spice and Califa acquisitions are amortized using the straight-line method over the life of the agreements, ranging from five to ten years, and are included in "Other noncurrent assets." Copyright defense, registration and/or renewal costs are capitalized and amortized using the straight-line method over 15 years, and are also included in "Other noncurrent assets."

Derivative financial instruments: Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), as amended by Statement of Financial Accounting Standards No. 138, which require all derivative instruments to be recognized as either assets or liabilities on the balance sheet at fair value regardless of the purpose or intent for holding the derivative instrument. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. The adoption of Statement 133 did not have a material impact on the financial position or results of operations of the Company.

The Company has derivative instruments that have been designated and qualify as cash flow hedges, which are entered into in order to hedge the variability of cash flows to be paid related to a recognized liability and cash flows to be received related to forecasted royalty revenues. In 2001, the Company entered into an interest rate swap agreement maturing in May 2003 that effectively converts $45.0 million of its floating rate debt to fixed rate debt, thus reducing the impact of interest rate changes on future interest expense. In addition, to protect against the reduction in value of foreign currency cash flows, the Company hedges portions of its forecasted royalty revenues denominated in foreign currencies, primarily Japanese yen and the Euro, with forward contracts. The Company hedges these royalties for periods not exceeding 12 months. As of December 31, 2001, the fair value and carrying value of the Company's interest rate swap was a liability of approximately $1.2 million recorded in "Other liabilities and accrued expenses." The fair value and carrying value of the Company's forward contracts was not material. Since these derivative instruments are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is being deferred and reported as a component of "Accumulated other comprehensive loss" and is reclassified into earnings in the same line item where the related interest expense or royalty revenue is recognized into earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company links all hedges that are designated as cash flow hedges to floating rate liabilities or forecasted transactions on the balance sheet. The Company also assesses, both at the inception of the hedge and on an on-going basis, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged items. Should it be determined that a derivative is not effective as a hedge, the Company will discontinue hedge accounting prospectively.

As of December 31, 2001, the Company had net unrealized losses totaling $1.2 million in "Accumulated other comprehensive loss," which represents the effective portion of changes in fair value of the cash flow hedges. During 2001, $0.2 million of net losses were reclassified from "Accumulated other comprehensive loss" to the Consolidated Statement of Operations, which were offset by net gains on the items being hedged. In 2001, there was no amount included in earnings related to hedging ineffectiveness. The Company expects the amount to be reclassified from "Accumulated other comprehensive loss" to earnings within the next 12 months to be losses of approximately $1.1 million.

The Company also used interest rate swap agreements and forward contracts for hedging purposes prior to 2001 and the adoption of Statement 133. For interest rate swaps, the differential to be paid or received was accrued monthly as an adjustment to interest expense. For forward contracts, gains and losses were recorded in operating results as part of, and concurrent with, the hedged transaction. The fair value of derivative instruments as of December 31, 2000 was $0.2 million, and these contracts were not recorded on the December 31, 2000 Consolidated Balance Sheet.

Earnings per common share: The Company reports both basic and diluted earnings per share ("EPS") amounts. Basic EPS is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the dilutive effects of stock options and other potentially dilutive financial instruments. See Note (H) Earnings per Common Share.

Equity in operations of PTVI and other: The equity method is used to account for the Company's 19.9% interest in the common stock of PTVI due to the Company's ability to exercise significant influence over PTVI's operating and financial policies. Equity in operations of PTVI includes the Company's 19.9% interest in the results of PTVI, the elimination of unrealized profits of certain transactions between the Company and PTVI and gains related to the transfer of certain assets to PTVI. Also included in 1999 were the accounting effects of the formation of the joint venture.

Minority interest: In 2001, a subsidiary of the Company, Playboy.com, converted three promissory notes, together with accrued and unpaid interest thereon, into shares of Playboy.com's Series A Preferred Stock. As part of consolidation, included in "Minority interest" and "Other noncurrent liabilities" is the accretion of dividends payable and professional fees related to the preferred stock. Also included in "Other noncurrent liabilities" is minority interest associated with the preferred stock. Additionally, in 2001 the Company sold a majority of its interest in VIPress, publisher of the Polish edition of Playboy magazine. Prior to the sale, the financial statements of VIPress were included in the Company's financial statements, along with the related minority interest.

Foreign currency translation: Assets and liabilities in foreign currencies related to VIPress, prior to the sale in 2001, were translated into U.S. dollars at the exchange rate existing at the balance sheet date. The net exchange differences resulting from these translations were included in "Accumulated other comprehensive loss." Revenues and expenses were translated at average rates for the period. In addition, the Company records its 19.9% interest in PTVI's foreign currency translation amounts.

(B) ACQUISITIONS

      In July 2001, the Company acquired The Hot Network and The Hot Zone networks, together with the related television assets of Califa. In addition, under the asset purchase agreement related to the Califa networks, upon the resolution of certain contingencies, the Company will complete the acquisition of the Vivid TV network and the related television assets of VODI, a separate entity owned by Califa's principals. The asset purchase agreement provides that the Company will manage the Vivid TV assets in accordance with provisions contained in the asset purchase agreement until the closing of the purchase of the Vivid TV assets. These provisions generally allocate to the Company the risks and benefits associated with the ownership of the Vivid TV assets. The Vivid TV closing will take place promptly following the earliest to occur of (a) the Company obtaining the consent of DirecTV, Inc. to the transfer of the Vivid TV assets or (b) the earlier of the termination of the license agreement between DirecTV, Inc. and VODI or December 31, 2004.

      The addition of these networks into the Company's television networks portfolio enables the Company to offer a wider range of adult programming. The Company is accounting for the acquisition under the purchase method of accounting and, accordingly, the results of Califa and VODI since the acquisition date have been included in the Company's Consolidated Statement of Operations. In connection with the acquisition and purchase price allocations, the Entertainment Group recorded goodwill of $27.9 million which is deductible for income tax purposes over 15 years. The purchase price has been recorded at its net present value and is reported in the Consolidated Balance Sheet as current and noncurrent "Acquisition liability."

      Subject to the provisions of Statements 141 and 142, the Company has recorded $30.8 million of intangible assets separate from goodwill. The Company recorded $28.5 million for distribution agreements and $2.3 million for noncompete agreements. All of the noncompete agreements and $7.5 million of the distribution agreements are being amortized over approximately eight and two years, respectively, the weighted average lives of these agreements. Distribution agreements totaling $21.0 million were deemed to have indefinite lives and are not subject to amortization under Statements 141 and 142.

      The nominal consideration for Califa's assets was $28.3 million. The Company also assumed the obligations of Califa related to a note payable and noncompete liability. The nominal consideration for VODI's assets was $41.7 million. The Company is obligated to pay up to an additional $12.0 million in consideration should the acquired assets achieve certain financial performance targets. The total consideration will be paid over ten years, with the Company having the option of paying up to $71 million of the scheduled payments in cash or Class B stock. The number of shares, if any, the Company will issue will be based on the trading prices of the Class B stock surrounding the applicable payment dates. Prior to each scheduled payment of consideration, the Company must provide the Califa principals with written notice specifying the portion of the purchase price payment that the Company intends to pay in cash and the portion in Class B stock. If the Company notifies the Califa principals that the Company intends to issue Class B stock, the Califa principals must elect the portion of the shares that the Califa principals want the Company to register under the Securities Act, referred to as the eligible shares. The Company is then obligated to issue eligible shares registered under the Securities Act. The Califa principals may sell the eligible shares received during the 90-day period following the date the eligible shares are issued. If the Company does not get the registration statement relating to the resale of its shares issued in connection with a specified payment effective within the periods set forth in the agreement, the Company is also obligated to pay the Califa principals interest on the amount of the payment until the registration statement is declared effective. The interest payment can be paid in cash or shares of Class B stock at the Company's option. For purposes of this discussion, references to eligible shares also includes any shares of Class B stock issued to pay any required interest payments, if applicable. The interest rate will vary depending on the length of time required after the applicable payment date to get the registration statement declared effective. The number of eligible shares that may be sold on any day during a selling period is limited under the asset purchase agreement. A selling period will be extended if the applicable volume limitations did not permit all of the eligible shares to be sold during that selling period, assuming that the maximum number of shares were sold on each day during the period.

      If the Califa principals elect to sell eligible shares during the applicable selling period and the proceeds from those sales are less than the aggregate value of the eligible shares sold when the shares were issued, the Company has agreed to make the Califa principals whole for the shortfall by, at the Company's option, (a) paying the shortfall in cash, (b) issuing additional shares of Class B stock in an amount equal to the shortfall, referred to as the make-whole shares, or (c) increasing the next scheduled payment of consideration to the Califa principals in an amount equal to the shortfall plus interest on the shortfall at a specified interest rate until the next scheduled payment of consideration. The foregoing make-whole mechanism will apply only to the extent the Califa principals have sold the maximum number of shares they are entitled to sell during the applicable selling period in accordance with the applicable volume limitations.

      The Company is obligated to issue make-whole shares that are registered under the Securities Act and the Califa principals are entitled to sell those shares during a 30-day selling period that follows their issuance. Sales of make-whole shares are also subject to volume limitations and the selling periods applicable to make-whole shares will also be extended if the applicable volume limitations did not permit all of the make-whole shares to be sold during the applicable selling period, assuming that the maximum number of shares were sold on each day during the period. If during the applicable selling period for eligible shares or make-whole shares, the sales proceeds exceed the amount of the purchase price payment or the amount of the make-whole payment, the Califa principals will immediately cease the offering and sale of the remaining eligible shares or make-whole shares, as applicable, and the remaining eligible shares or make-whole shares, as applicable, will be returned promptly to the Company along with any excess sales proceeds.

The Company is scheduled to make the base payments and any performance-based payments as follows (in thousands):

Year Ended December 31
--------------------------------------------------------------------------------
2001 (1)                                                               $  17,000
2002 (2)                                                                   7,750
2003                                                                       9,500
2004                                                                       8,000
2005                                                                       8,000
2006                                                                       8,000
2007                                                                       8,000
2008                                                                       1,000
2009                                                                       1,000
2010                                                                       1,000
2011                                                                         750
--------------------------------------------------------------------------------
Total base payments                                                       70,000
================================================================================
2003                                                                       5,000
2004                                                                       7,000
--------------------------------------------------------------------------------
Total performance-based payments                                       $  12,000
================================================================================

(1) As of December 31, 2001, $1.0 million of the scheduled payment had been paid. The remaining $16.0 million will be paid in shares of Class B stock upon the effectiveness of a Registration Statement on Form S-3 ("Form S-3"). Due to a delay in the effectiveness of the Form S-3, as of February 28, 2002, the Company had accrued an interest penalty of $0.4 million, of which $0.3 million was paid in cash on March 12, 2002. The remainder of the penalty will also be paid in shares of Class B stock upon the effectiveness of the Form S-3.
(2) Of this payment, $6.5 million is expected to be paid in shares of Class B stock upon the effectiveness of the Form S-3.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition occurred on January 1, 2000 (in thousands, except per share amounts):

                                                                        Dec. 31,       Dec. 31,
                                                                            2001           2000
-----------------------------------------------------------------------------------------------
Net revenues                                                         $   298,242    $   321,438
Loss before cumulative effect of change in accounting principle          (32,835)       (54,997)
Net loss                                                                 (37,053)       (55,150)

Basic and diluted EPS
   Loss before cumulative effect of change in accounting principle         (1.35)         (2.27)
   Net loss                                                          $     (1.52)   $     (2.28)
-----------------------------------------------------------------------------------------------

      These unaudited pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 2000, or of future results of operations.

The following reflects amounts assigned to assets, excluding goodwill, and liabilities of Califa and VODI at the acquisition date (in thousands):

                                                     Califa              VODI
-----------------------------------------------------------------------------
Current assets                                   $    4,143        $       39
Noncurrent assets                                    29,696             1,150
Current liabilities                              $    1,964        $       99
-----------------------------------------------------------------------------

      In March 1999, the Company completed its acquisition of Spice, a leading provider of adult television entertainment. The final determination of the purchase price, including transaction costs and Spice debt, was approximately $127 million. The purchase was financed through the issuance of approximately $48 million, or approximately two million shares, of Class B stock, and the remainder through the payment and issuance of long-term debt. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of Spice since the acquisition date have been included in the Company's Consolidated Statements of Operations. Goodwill of approximately $90 million was recorded and has been amortized on a straight-line basis assuming a 40-year life. However, beginning in 2002, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statements 141 and 142.

(C) PLAYBOY TV INTERNATIONAL, LLC JOINT VENTURE

      During 1999, PTVI was formed as a joint venture between the Company and Cisneros. In 2001, Claxson succeeded Cisneros as the Company's joint venture partner. PTVI has the exclusive right to create and launch new television networks under the Playboy and Spice brands outside of the United States and Canada and, under certain circumstances, to license programming to third parties. PTVI will also own and operate all existing international Playboy TV and Spice networks. In addition, the Company and PTVI have entered into program supply and trademark license agreements.

      Currently, the Company has a 19.9% interest in PTVI with an option to increase its equity up to 50%. The option expires on the earlier to occur of September 15, 2009 and 30 days after the date on which PTVI reaches "cash breakeven" as specified in PTVI's operating agreement. The purchase price for the option through September 15, 2003 is the founders' price plus interest as specified in the operating agreement. Founders' price as of a specified date means, with respect to the price per one percentage interest of PTVI acquired by the Company, an amount equal to the sum of the capital contributions to PTVI by the venture partners through and including that date, divided by 100. After September 15, 2003, the purchase price is based on the market value of the acquired interests. The option purchase price can be paid in cash and/or Class B stock at the Company's option.

In return for the exclusive international TV rights for the use of the Playboy tradename, film and video library, and for the acquisition of the international rights to the Spice film library, the U.K. and Japan Playboy TV networks and certain international distribution contracts, PTVI is obligated to make total payments of $100.0 million to the Company as follows (in thousands):

 Fiscal Year Ended December 31
 --------------------------------------------------------------------------
 1999                                                            $   30,000
 2000                                                                 7,500
 2001                                                                 5,000
 2002                                                                 7,500
 2003                                                                25,000
 2004                                                                25,000
 --------------------------------------------------------------------------
 Total payments from PTVI                                        $  100,000
 ==========================================================================

      PTVI also has a long-term commitment with the Company to license international TV rights to each year's output production, with payments representing a percentage of the Company's annual production spending. Each year, an anticipated production budget is determined, detailing what will be produced. PTVI pays the Company a percentage of this production budget up to a maximum amount. Quarterly, the Company reviews the actual production dollars spent to date, and projects the remaining production budget for the year. Concurrently, the Company adjusts the effective percentage charged to PTVI for the change in the expected programming, retroactive for the year.

      Until PTVI generates sufficient cash flow from operations, PTVI's ability to fund its operations, including making library license and programming output payments to the Company, is dependent on receiving capital contributions principally from Claxson and also from the Company. The maximum mandatory capital contributions by the partners is $100 million, of which $61.6 million has been contributed through December 31, 2001. In a March 15, 2002 filing with the SEC, Claxson indicated that it is evaluating a number of alternatives and taking certain steps which, if not completed successfully and in a timely manner, would result in its auditors expressing a "going concern opinion" in connection with the filing of Claxson's annual report in June 2002. Although Claxson has, to date, funded its obligations with respect to PTVI, PTVI's independent auditors have expressed a "going concern opinion" in their report relating to PTVI's financial statements for the fiscal year ended December 31, 2001. The reasons cited as the basis for raising substantial doubt as to PTVI's ability to continue as a going concern are the potential inability of Claxson to make required capital contributions combined with PTVI's losses from operations. If PTVI fails to make these payments to the Company in a timely manner, either because of the failure of the partners to make capital contributions or otherwise, the Company's future financial condition and operating results could be materially adversely affected.

      In 2001, 2000 and 1999, the Company recognized revenues from PTVI of $17.0 million, $17.0 million and $35.2 million, respectively, and pre-tax income, including the Company's equity in the results of PTVI's operations, of $8.7 million, $10.7 million and $13.8 million, respectively. Amounts related to PTVI are reflected in the Company's Consolidated Balance Sheets as follows (in thousands):

                                                         Dec. 31,      Dec. 31,
                                                             2001          2000
-------------------------------------------------------------------------------
Current receivables from related parties                $  11,935     $   7,397
Noncurrent receivables from related parties                50,000        57,500
Accounts payable to related parties                           169           718
Current deferred revenues from related parties              6,525         4,350
Noncurrent deferred revenues from related parties       $  44,350     $  50,875
-------------------------------------------------------------------------------

Summarized financial information for PTVI for the periods indicated, which has been derived from PTVI audited financial statements, is presented below (in thousands):

                                                         Dec. 31,      Dec. 31,
                                                             2001          2000
-------------------------------------------------------------------------------
Current assets                                          $  15,733     $  28,713
Noncurrent assets                                          66,473        61,902
Current liabilities                                        19,352        12,909
Noncurrent liabilities                                  $  45,700     $  45,039
-------------------------------------------------------------------------------

                                   Dec. 31,         Dec. 31,        Dec. 31,
                                       2001             2000            1999(1)
-------------------------------------------------------------------------------
Revenues                         $   33,669        $  28,300      $    9,368
Gross profit                          7,648            9,766           4,418
Net loss                         $  (19,455)       $  (9,935)     $   (3,029)
-------------------------------------------------------------------------------

(1) For the period from August 31, 1999 (date of commencement) through December 31, 1999

      In calculating the Company's equity in the results of PTVI's operations, the net loss as reported by PTVI is adjusted for the elimination of amortization on the assets acquired by PTVI from the Company.

(D) RESTRUCTURING EXPENSES

      In 2001, the Company implemented a restructuring plan in anticipation of a continuing weak economy. The plan included a reduction in work force coupled with vacating portions of certain office facilities by combining operations for greater efficiency, refocusing sales and marketing, outsourcing some operations and reducing overhead expenses. Total restructuring charges of $3.7 million related to this plan were recorded in 2001. The restructuring resulted in a work force reduction of 104 employees, or approximately 15%, through Company-wide layoffs and attrition, approximately half of whom were in the Playboy Online Group. Of the $3.7 million charge, $2.5 million related to the termination of 88 employees. Additionally, 16 positions were eliminated through attrition. Also included in the charge were $1.2 million of expenses related to the excess space in its Chicago and New York offices. Of the total $3.7 million of costs related to this plan, approximately $1.1 million was paid by December 31, 2001, with most of the remainder to be paid in 2002.

      In 2000, realignment of senior management, coupled with staff reductions, led to a restructuring charge related to the termination of 19 employees, or approximately 3% of the work force. Total restructuring charges of $3.8 million were recorded, including a $0.1 million unfavorable adjustment to the previous estimate in 2001. A total of $3.7 million related to this restructuring was paid by December 31, 2001, with the remaining $0.1 million to be paid through 2003.

      In 1999, the Company began a cost reduction effort that led to a work force reduction of 49 employees, or approximately 6%, through Company-wide layoffs and attrition. A total of 26 employees were terminated (including eight in the first quarter of 2000) resulting in total restructuring charges of $1.3 million, of which $0.2 million was recorded in the first quarter of 2000. Additionally, 23 positions were eliminated through attrition. All charges related to this restructuring were recorded and paid by December 31, 2000.

(E) GAIN (LOSS) ON DISPOSALS

      In 2001, the Company sold its Collectors' Choice Music catalog and related Internet business. In connection with the sale, the Company recorded a loss of $1.3 million and a related deferred tax benefit of $0.5 million, which was offset by an increase in the valuation allowance. Also in 2001, the Company sold a majority of its interest in VIPress, publisher of the Polish edition of Playboy magazine. In connection with the sale, the Company recorded a gain of $0.4 million. There was no income tax effect attributable to the transaction due to the Company's net operating loss carryforward position. Prior to the sale, the financial statements of VIPress were included in the Company's financial statements, along with the related minority interest. Subsequent to the sale, the Company's remaining 20% interest in VIPress is accounted for under the equity method and, as such, the Company's proportionate share of the results of VIPress is included in nonoperating results.

      In 2000, the Company sold its Critics' Choice Video catalog and related Internet business and fulfillment and customer service operations. In connection with the sale, the Company recorded a loss of $3.0 million and a related deferred tax benefit of $0.4 million, which was offset by an increase in the valuation allowance.

      In 1999, the Company sold its wholly-owned subsidiary, Playboy Gaming Greece Ltd., which owned a 12% interest in the Rhodes Casino. The Company realized a gain before income taxes of $1.7 million on the sale. The taxable gain on the sale was immaterial and was offset by the application of a capital loss carryforward.

(F) INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):

                                                Fiscal Year   Fiscal Year   Fiscal Year
                                                      Ended         Ended         Ended
                                                   12/31/01      12/31/00      12/31/99
---------------------------------------------------------------------------------------
Current:
   Federal                                      $        --   $        --   $        --
   State                                                120           388           740
   Foreign                                              242         2,889         1,591
---------------------------------------------------------------------------------------
     Total current                                      362         3,277         2,331
---------------------------------------------------------------------------------------
Deferred:
   Federal                                              576        12,640        (8,690)
   State                                                 58           310        (1,309)
   Foreign                                               --            --            --
---------------------------------------------------------------------------------------
     Total deferred                                     634        12,950        (9,999)
---------------------------------------------------------------------------------------
Benefit of stock compensation recorded
   in capital in excess of par value                     --            --         3,596
Benefit of pre-acquisition losses recorded
   in goodwill                                           --            --         3,336
---------------------------------------------------------------------------------------
Total income tax provision (benefit)            $       996   $    16,227   $      (736)
=======================================================================================
Income tax provision (benefit) applicable to:
   Continuing operations                        $       996   $    16,227   $      (862)
   Discontinued operations                               --            --           126
---------------------------------------------------------------------------------------
Total income tax provision (benefit)            $       996   $    16,227   $      (736)
=======================================================================================

      The U.S. statutory tax rate applicable to the Company for each of 2001, 2000 and 1999 was 35%. The income tax provision (benefit) from continuing operations differed from a benefit computed at the U.S. statutory tax rate as follows (in thousands):

                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/01         12/31/00          12/31/99
-------------------------------------------------------------------------------------------------------------------
Statutory rate tax benefit                                             $  (9,914)       $ (10,990)        $ (2,251)
Increase (decrease) in taxes resulting from:
   Foreign income and withholding tax on licensing income                    242            2,889            1,591
   State income taxes                                                        178              698             (569)
   Nondeductible expenses                                                    673              658              903
   Increase in valuation allowance                                         9,902           24,142               --
   Tax benefit of foreign taxes paid or accrued                              (85)          (1,013)            (516)
   Other                                                                      --             (157)             (20)
-------------------------------------------------------------------------------------------------------------------
Total income tax provision (benefit)
   from continuing operations                                          $     996        $  16,227         $   (862)
===================================================================================================================

      Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.

      In 2000, the Company reevaluated its valuation allowance for deferred tax assets related to the 2000 net operating loss as well as the NOLs and tax credit carryforwards from prior years. As a result of this review, the Company increased the valuation allowance, which resulted in noncash federal income tax expense of $24.1 million.

The significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 2000 and 2001 are presented below (in thousands):

                                                   Dec. 31,           Net      Dec. 31,
                                                       2000        Change          2001
---------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforwards             $    16,629   $     9,848   $    26,477
   Capital loss carryforwards                         8,914          (890)        8,024
   Tax credit carryforwards                          12,256        (1,555)       10,701
   Temporary difference related to PTVI               8,869           289         9,158
   Other deductible temporary differences            16,225         1,867        18,092
---------------------------------------------------------------------------------------
     Total deferred tax assets                       62,893         9,559        72,452
     Valuation allowance                            (45,044)       (9,544)      (54,588)
---------------------------------------------------------------------------------------
       Deferred tax assets                           17,849            15        17,864
---------------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred subscription acquisition costs           (5,803)          233        (5,570)
   Intangible assets                                (12,982)        1,426       (11,556)
   Other taxable temporary differences               (3,743)       (2,308)       (6,051)
---------------------------------------------------------------------------------------
       Deferred tax liabilities                     (22,528)         (649)      (23,177)
---------------------------------------------------------------------------------------
Net deferred tax liabilities                    $    (4,679)  $      (634)  $    (5,313)
=======================================================================================

      At December 31, 2001, the Company had NOLs of $75.6 million expiring from 2004 through 2021. The Company had capital loss carryforwards of $22.9 million expiring in 2004. In addition, foreign tax credit carryforwards of $9.6 million and minimum tax credit carryforwards of $1.1 million are available to reduce future U.S. federal income taxes. The foreign tax credit carryforwards expire in 2002 through 2006. The minimum tax credit carryforwards have no expiration date.

(G) DISCONTINUED OPERATIONS

      During 1986, the Company discontinued operations at its Company-owned and operated clubs. A reserve was established for estimated costs to fulfill the court-approved settlement of the Playboy Club keyholder lawsuits. During 1999, the Company reversed its estimate of the remaining liabilities related to the lawsuits, resulting in a gain on disposal of discontinued operations of $168,000, net of $90,000 of income tax expense.

      In 1993, the Company received a General Notice from the United States Environmental Protection Agency (the "EPA") as a "potentially responsible party" ("PRP") in connection with a site identified as the Southern Lakes Trap & Skeet Club, located at the Resort-Hotel in Lake Geneva, Wisconsin (the "Resort"), formerly owned by a subsidiary of the Company. The Resort was sold by the Company's subsidiary to LG Americana-GKP Joint Venture in 1982. Two other entities were also identified as PRPs in the notice. The notice related to actions that may be ordered taken by the EPA to sample for and remove contamination in soils and sediments, purportedly caused by skeet shooting activities at the Resort property. In September 1998, the Company entered into a consent decree settling this matter, which was entered by the United States District Court for the Eastern District of Wisconsin in November 1998. The Company had established adequate reserves to cover its approximately $525,000 share of the cost (based on an agreement with one of the other PRPs) of the agreed upon remediation, which was paid in December 1998. During 1999, the Company reversed its estimate of the remaining liabilities related to this matter, resulting in a gain on disposal of discontinued operations of $65,000, net of $36,000 of income tax expense.

(H) EARNINGS PER COMMON SHARE

      For 2001, 2000 and 1999, options to purchase approximately 2,245,000, 2,040,000 and 2,520,000 shares, respectively, of the Company's Class A and Class B common stock combined and approximately 245,000, 270,000 and 325,000 shares, respectively, of Class B restricted stock awards were outstanding but were not included in the computation of diluted EPS. The inclusion of these shares would have been antidilutive. As a result, the weighted average number of basic and diluted common shares outstanding for 2001, 2000 and 1999 were equivalent.

      Upon the effectiveness of the Form S-3, the Company will pay two installments of consideration in shares of Class B stock under the Califa asset purchase agreement in the aggregate amount of $22.5 million. Based on a closing price of $16.37 per share on February 28, 2002, this would result in the issuance of approximately 1,375,000 shares. Due to a delay in the effectiveness of the Form S-3, as of February 28, 2002, the Company had accrued an interest penalty of $0.4 million, of which $0.3 million was paid in cash on March 12, 2002. The remainder of the penalty will also be paid in shares of Class B stock upon the effectiveness of the Form S-3, which would result in the issuance of an additional approximately 10,000 shares. See Note (B) Acquisitions and Note (R) Stock Plans.

(I) FINANCIAL INSTRUMENTS

Fair Value: The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For cash and cash equivalents, receivables, certain other current assets, current maturities of long-term debt and short-term debt, the amounts reported approximate fair value due to their short-term nature. For long-term debt related to the Company's credit agreement, the amount reported approximates fair value as the interest rate on the debt is generally reset every quarter to reflect current rates. For the interest rate swap agreement, based on the fair value, $1.2 million reflects the estimated amount that the Company would expect to pay if it terminated the agreement at December 31, 2001. For related party long-term debt, the amount reported approximates fair value due to no significant change in market conditions since December 17, 2001, when the note was issued. For foreign currency forward contracts, the fair value is estimated using quoted market prices established by financial institutions for comparable instruments, which approximates the contracts' values.

Risk Management: The Company uses derivatives for hedging purposes only. In 2001, the Company entered into an interest rate swap agreement maturing in May 2003 that effectively converts $45.0 million of its floating rate debt to fixed rate debt, thus reducing the impact of interest rate changes on future interest expense. In addition, to protect against the reduction in value of foreign currency cash flows, the Company hedges portions of its forecasted royalty revenues denominated in foreign currencies with forward contracts. The Company hedges these royalties for periods not exceeding 12 months. When the dollar strengthens significantly against the foreign currencies, the decline in the value of future foreign currency revenue is offset by gains in the value of the forward contracts. Conversely, when the dollar weakens, the increase in the value of future foreign currency revenue is offset by losses in the value of the forward contracts. Since these derivative instruments are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is being deferred and reported as a component of "Accumulated other comprehensive loss" and is reclassified into earnings in the same line item associated with the transaction when the hedged transaction occurs. During 2001, the Company reclassified $0.2 million of net losses from "Accumulated other comprehensive loss" to the Consolidated Statement of Operations, which were offset by net gains on the items being hedged. In 2001, there was no amount included in earnings related to hedging ineffectiveness. The Company expects the amount reclassified from "Accumulated other comprehensive loss" to earnings within the next 12 months to be losses of approximately $1.1 million.

Concentrations of Credit Risk: Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and segments from which the Company's product are sold. However, as of December 31, 2001, the Company's receivables from PTVI were $61.9 million, of which $50.0 million represents the noncurrent portion of the receivable. Of the $11.9 million current portion of the receivable, $2.6 million was collected in the first quarter of 2002, and $7.5 million is not contractually due until September 2002. The Company does not require collateral for accounts receivable, and therefore its future financial condition and operating results could be materially adversely affected if these payments from PTVI are not made. PTVI's ability to finance its operations, including making library license and programming output payments to the Company, will depend principally on the ability of Claxson, the Company's venture partner, and also the Company to make capital contributions, until PTVI generates sufficient funds from operations.

(J) MARKETABLE SECURITIES

Marketable securities, primarily purchased in connection with the Company's deferred compensation plans, consisted of the following (in thousands):

                                                  Dec. 31,          Dec. 31,
                                                      2001              2000
----------------------------------------------------------------------------
Cost of marketable securities                    $   3,709         $   3,620
Gross unrealized holding gains                          10                17
Gross unrealized holding losses                       (537)             (194)
----------------------------------------------------------------------------
Fair value of marketable securities              $   3,182         $   3,443
============================================================================

      There were no proceeds from the sale of marketable securities for 2001, 2000 and 1999 respectively, and therefore no gains or losses were realized. Included in "Total other comprehensive income (loss)" for 2001 and 2000 were net unrealized holding losses of $0.4 million and $0.5 million, respectively, and a net unrealized holding gain of $0.4 million in 1999.

(K) INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

                                                  Dec. 31,          Dec. 31,
                                                      2001              2000
----------------------------------------------------------------------------
Paper                                            $   5,189         $   6,432
Editorial and other prepublication costs             6,140             6,987
Merchandise finished goods                           2,633             7,281
----------------------------------------------------------------------------
Total inventories, net                           $  13,962         $  20,700
============================================================================

(L) ADVERTISING COSTS

      At December 31, 2001 and 2000, advertising costs of $6.8 million and $7.4 million, respectively, were deferred and included in "Deferred subscription acquisition costs" and "Other current assets." For 2001, 2000 and 1999, the Company's advertising expense was $39.2 million, $47.0 million and $53.5 million, respectively.

(M) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

                                                  Dec. 31,          Dec. 31,
                                                      2001              2000
----------------------------------------------------------------------------
Land                                             $     292         $     292
Buildings and improvements                           8,623             8,512
Furniture and equipment                             16,289            15,420
Leasehold improvements                               9,927             9,950
Software                                             5,918             4,075
----------------------------------------------------------------------------
Total property and equipment                        41,049            38,249
Accumulated depreciation                           (30,300)          (26,717)
----------------------------------------------------------------------------
Total property and equipment, net                $  10,749         $  11,532
============================================================================

(N) PROGRAMMING COSTS

      In 2001, the Company adopted SOP 00-2, Accounting by Producers or Distributors of Films, which establishes new accounting and reporting standards. Programming costs consisted of the following (in thousands):

                                                  Dec. 31,          Dec. 31,
                                                      2001              2000
----------------------------------------------------------------------------
Released, less amortization                      $  47,198         $  44,529
Completed, not yet released                          4,815             7,410
In-process                                           4,200             3,515
----------------------------------------------------------------------------
Total programming costs                          $  56,213         $  55,454
============================================================================

      Based on management's estimate of future total gross revenues as of December 31, 2001, approximately 47% of the completed original programming costs are expected to be amortized during 2002. Approximately 98% of the released original programming costs are expected to be amortized during the next three years. Additionally, at December 31, 2001, the Company had $13.2 million of film acquisition costs. Film acquisition costs assigned to domestic markets are amortized principally using the straight-line method over the license term, generally three years or less, while those assigned to the international TV market are fully amortized upon availability to PTVI.

(O) FINANCING OBLIGATIONS

Financing obligations consisted of the following (in thousands):

                                                                      Dec. 31,       Dec. 31,
                                                                          2001           2000
---------------------------------------------------------------------------------------------
Short-term financing obligations to related parties:
   Interest at 10.50%                                              $     5,000    $        --
   Interest at 12.00%                                                    5,000          5,000
   Interest at 8.00%                                                     5,000             --
---------------------------------------------------------------------------------------------
Total short-term financing obligations to related parties          $    15,000    $     5,000
=============================================================================================
Long-term financing obligations:
   Tranche A term loan, interest at 5.11% and 10.25% at
     December 31, 2001 and 2000, respectively                      $    12,136    $    15,333
   Tranche B term loan, weighted average interest of 6.37%
     and 10.75% at December 31, 2001 and 2000, respectively             58,942         59,667
   Revolving credit facility, weighted average interest of 6.05%
     and 11.03% at December 31, 2001 and 2000, respectively             10,500         18,250
---------------------------------------------------------------------------------------------
Total long-term financing obligations                                   81,578         93,250
Less current maturities                                                 (8,561)        (3,922)
---------------------------------------------------------------------------------------------
Long-term financing obligations                                    $    73,017    $    89,328
=============================================================================================
Long-term financing obligations to related parties, interest at
   9.00% and 10.50% at December 31, 2001 and 2000, respectively    $     5,000    $     5,000
=============================================================================================

      The aggregate minimum amount of all long-term debt payable, excluding the revolving credit facility, is approximately $8.6 million, $6.4 million, $22.2 million, $27.3 million and $11.6 million during 2002, 2003, 2004, 2005 and 2006, respectively.

      At December 31, 2001, the Company's credit facility totaled $106.1 million, comprised of $71.1 million of term loans and a $35.0 million revolving credit facility, with a $10.0 million letter of credit sublimit. At December 31, 2001, $10.5 million was outstanding under the revolving credit facility and an additional $0.2 million in letters of credit were outstanding. Outstanding balances under the credit facility bear interest at rates equal to specified index rates plus margins that fluctuate based on the Company's leverage ratio. The term loans consist of two tranches, Tranche A and Tranche B, which currently bear interest at 3.00% and 4.25% margins, respectively, over LIBOR. The Company is assessed a 0.5% commitment fee on the unused portion of the revolving credit facility. The term loans began amortizing quarterly on March 31, 2001. The Tranche A term loan and the revolving credit facility both mature on March 15, 2004 and the Tranche B term loan matures on March 15, 2006.

      The Company's obligations under the credit facility are guaranteed by its subsidiaries (excluding Playboy.com) and are secured by substantially all of its assets (excluding Playboy.com and its assets). The credit agreement contains financial covenants requiring the Company to maintain certain leverage, interest coverage and fixed charge coverage ratios. Other covenants include limitations on other indebtedness, investments, capital expenditures and dividends. The credit agreement also requires mandatory prepayments with net cash proceeds resulting from excess cash flow, asset sales and the issuance of certain debt obligations or equity securities, with certain exceptions as described in the agreement. Based on 2001 results, the Company will make an excess cash flow payment of $3.6 million on March 31, 2002. Therefore, total 2002 debt repayments under the credit facility will now be $8.6 million.

      The credit agreement also contains a maximum funding limitation by the Company to Playboy.com of $17.5 million, which was met in September 2000. As a result of this limitation, Playboy.com is dependent on third-party financing to fund its operations, including its debt repayment obligations, until its business generates sufficient cash flow. In the event of an IPO of Playboy.com's common stock, all amounts above $10.0 million advanced to Playboy.com after January 1, 2000 shall be repaid from Playboy.com to the Company. In addition, 10% of the net proceeds of any Playboy.com equity financing shall be paid to the Company until all amounts above the $10.0 million have been repaid.

      Playboy.com has been in active discussions with strategic partners and other potential investors in connection with a private placement of its preferred stock. On each of March 7, 2001 and April 2, 2001, Playboy.com issued a convertible promissory note in the aggregate principal amount of $5.0 million to two strategic investors. On July 27, 2001, Playboy.com issued a third convertible promissory note in the aggregate principal amount of $5.0 million to Hugh M. Hefner. On August 13, 2001, each of the three aforementioned convertible promissory notes, together with accrued and unpaid interest thereon, was converted into shares of Playboy.com's Series A Preferred Stock. Playboy.com's Series A Preferred Stock is convertible into Playboy.com common stock (initially on a one-for-one basis) and is redeemable by Playboy.com after the fifth anniversary of the date of its issuance at the option of the holder. In addition, in the event that a holder elects to redeem Playboy.com's Series A Preferred Stock at any time after the fifth anniversary of the date of its issuance and before the 180th day thereafter, and Playboy.com is not able to, or does not, satisfy such obligation, in cash or stock, the Company has agreed that it shall redeem all or part of the shares in lieu of redemption by Playboy.com, either in cash, shares of the Company's Class B stock or any combination thereof at its option.

      In September and December 2000, Hugh M. Hefner made loans to Playboy.com each in the amount of $5.0 million. These loans bear interest at an annual rate of 10.50% and 12.00%, respectively, with principal and accumulated interest related to both loans due in September 2002. In September 2001, Hugh M. Hefner made an additional $5.0 million loan to Playboy.com which bears interest at an annual rate of 8.00%, with principal and accumulated interest due in July 2002. In December 2001, Hugh M. Hefner agreed to lend up to an additional $10.0 million to Playboy.com from time to time until December 31, 2002, of which $5.0 million had been borrowed by Playboy.com at December 31, 2001. Outstanding balances under this note bear interest at an annual rate of 9.00%, with interest payable monthly, and the note is due in August 2006. Under the terms of the note, Hugh M. Hefner may elect, at any time, to convert the note into shares of Playboy.com's common stock at a per share price of $7.1097 (as equitably adjusted for any stock dividends, combinations, splits or similar transactions).

      Additionally, in conjunction with the issuance of the note, the Company has agreed to give Hugh M. Hefner the right to surrender the note to the Company for shares of its Class B stock on or after certain specified surrender events. Under the agreement, "surrender event" means any of the following: (a) August 10, 2006, (b) the date on which the Company is no longer subject to the terms (except for such terms that expressly survive the payment in full of the obligations and termination of the commitments thereunder) of its credit agreement, (c) the occurrence and continuation of an event of default under the note, including the dissolution of Playboy.com or any vote in favor thereof by Playboy.com's board of directors or stockholders, certain insolvency or bankruptcy events relating to Playboy.com, Playboy.com's failure to pay principal and interest due and payable under the note and Playboy.com's non-performance of any material covenant or condition under the note which continues uncured for 15 days after written notice of the default is provided to Playboy.com, (d) the dissolution of Playboy.com or any vote in favor thereof by Playboy.com's board of directors or stockholders or (e) certain insolvency or bankruptcy events relating to Playboy.com. However, the note may not be surrendered if the surrender of the note or the issuance of the shares of Class B stock would be prohibited by the Company's credit agreement. In the event that Mr. Hefner elects to surrender the December 2001 note for shares of Class B stock in accordance with the foregoing, the Company will issue to Mr. Hefner the number of shares equal to the outstanding principal and interest on the note divided by $19.90 (125% of the volume weighted average closing price of Class B stock (as equitably adjusted for any stock dividends, combinations, splits or similar transactions) on the five trading days immediately prior to the date of the note).

(P) BENEFIT PLANS

      The Company's Employees Investment Savings Plan is a defined contribution plan consisting of two components, a profit sharing plan and a 401(k) plan. The profit sharing plan covers all employees who have completed 12 months of service of at least 1,000 hours. The Company's discretionary contribution to the profit sharing plan is distributed to each eligible employee's account in an amount equal to the ratio of each eligible employee's compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. Contributions for 2001, 2000 and 1999 were approximately $0.5 million, $0.7 million and $0.9 million, respectively.

      All employees are eligible to participate in the 401(k) plan upon the date of hire. The Company offers several mutual fund investment options. The purchase of Company stock is not an option. The Company makes matching contributions to the 401(k) plan based on each participating employee's contributions and eligible compensation. The Company's matching contributions for 2001, 2000 and 1999 related to this plan were approximately $1.2 million, $1.3 million and $1.2 million, respectively.

      The Company has two nonqualified deferred compensation plans, which permit certain employees and all nonemployee directors to annually elect to defer a portion of their compensation. A Company match is provided to employees who participate in the deferred compensation plan, at a certain specified minimum level, and whose annual eligible earnings exceed the salary limitation contained in the 401(k) plan. All amounts deferred and earnings credited under these plans are 100% immediately vested and are general unsecured obligations of the Company. Such obligations totaled approximately $3.9 million and $4.7 million at December 31, 2001 and 2000, respectively, and are included in "Other noncurrent liabilities."

      The Company has an Employee Stock Purchase Plan to provide substantially all regular full- and part-time employees an opportunity to purchase shares of its Class B stock through payroll deductions. The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on the closing price less a 15% discount. At December 31, 2001, a total of approximately 55,000 shares of Class B stock were available for future purchases under this plan.

(Q) COMMITMENTS AND CONTINGENCIES

      The Company's principal lease commitments are for office space, operations facilities and furniture and equipment. Some of these leases contain renewal or end-of-lease purchase options.

Rent expense was as follows (in thousands):

                                                Fiscal Year   Fiscal Year   Fiscal Year
                                                      Ended         Ended         Ended
                                                   12/31/01      12/31/00      12/31/99
---------------------------------------------------------------------------------------
Minimum rent expense                            $    15,406   $    15,165   $    13,698
Sublease income                                      (1,372)         (395)           --
---------------------------------------------------------------------------------------
Net rent expense                                $    14,034   $    14,770   $    13,698
---------------------------------------------------------------------------------------

      There was no contingent rent expense in any of these periods. The minimum commitments at December 31, 2001, under operating leases with initial or remaining noncancelable terms in excess of one year, were as follows (in thousands):

                                                                    Operating
Fiscal Year Ended December 31                                          Leases
-----------------------------------------------------------------------------
2002                                                                 $  7,996
2003                                                                    8,207
2004                                                                    6,716
2005                                                                    5,019
2006                                                                    5,002
Later years                                                            30,596
Less minimum sublease income                                          (27,343)
-----------------------------------------------------------------------------
Net minimum lease commitments                                        $ 36,193
=============================================================================

      The programming of the Company's domestic TV networks is delivered to cable and DTH operators through a communications satellite transponder. The Company's satellite lease agreement for Playboy TV expired in October 2001 and the Company began service on a replacement transponder under an agreement which expires in 2010. The Company has an additional transponder service agreement related to its other networks, the term of which currently extends through 2015. At December 31, 2001, future commitments related to these two service agreements were $3.3 million, $3.5 million, $3.5 million, $3.5 million and $3.5 million for 2002, 2003, 2004, 2005 and 2006, respectively, and $20.2 million thereafter. The Company's current transponder service agreements contain protections typical in the industry against transponder failure, including access to spare transponders, and conditions under which the Company's access may be denied. Major limitations on the Company's access to cable or DTH systems or satellite transponder capacity could materially adversely affect the Company's operating performance. There have been no instances in which the Company has been denied access to transponder service.

(R) STOCK PLANS

      The Company has various stock plans for key employees and nonemployee directors which provide for the grant of nonqualified and incentive stock options, and shares of restricted stock, deferred stock and other performance-based equity awards. The exercise price of options granted equals or exceeds the fair value at the grant date. In general, options become exercisable over a two- to four-year period from the grant date and expire ten years from the grant date. Restricted stock awards provide for the issuance of the Class B stock subject to restrictions that lapse if the Company meets specified operating income objectives pertaining to a fiscal year. Vesting requirements for certain restricted stock awards will lapse automatically, regardless of whether or not the Company has achieved those objectives, generally ten years from the award date. In addition, one of the plans pertaining to nonemployee directors also allows for the issuance of Class B stock as awards and payment for annual retainers and meeting fees.

      At December 31, 2001, a total of 1,005,015 shares of Class B stock were available for future grants under the various stock plans combined. Stock option transactions are summarized as follows:

Stock Options Outstanding
--------------------------------------------------------------------------------------
                                                                    Weighted Average
                                             Shares                  Exercise Price
--------------------------------------------------------------------------------------
                                      Class A       Class B       Class A      Class B
--------------------------------------------------------------------------------------
Outstanding at December 31, 1998      115,000     1,521,500    $     6.72   $    10.29
Granted                                    --     1,008,000            --        23.67
Exercised                            (110,000)     (578,500)         6.69         7.90
Canceled                                   --      (115,500)           --        17.89
-----------------------------------------------------------
Outstanding at December 31, 1999        5,000     1,835,500          7.38        17.91
Granted                                    --       367,500            --        21.42
Exercised                                  --      (109,335)           --        10.44
Canceled                                   --      (252,250)           --        20.33
-----------------------------------------------------------
Outstanding at December 31, 2000        5,000     1,841,415          7.38        18.72
Granted                                    --       537,000            --        12.28
Exercised                              (5,000)     (235,779)         7.38         8.27
Canceled                                   --       (77,500)           --        16.77
-----------------------------------------------------------
Outstanding at December 31, 2001           --     2,065,136    $       --   $    18.31
======================================================================================

The following table summarizes information regarding stock options at December 31, 2001:

                                                     Options Outstanding                    Options Exercisable
                                        -------------------------------------------    ----------------------------
                                                           Weighted        Weighted                        Weighted
                                                            Average         Average                         Average
Range of                                     Number       Remaining        Exercise          Number        Exercise
Exercise Prices                         Outstanding            Life           Price     Exercisable           Price
-------------------------------------------------------------------------------------------------------------------
Class B
$8.25-$16.00                                997,886            6.78          $12.25         466,844         $ 12.40
16.72-21.00                                 521,000            6.90           20.70         494,125           20.91
$24.13-$31.50                               546,250            7.29           27.11         207,750           25.17
-------------------------------------------------------------------------------------------------------------------
Total Class B                             2,065,136            6.95          $18.31       1,168,719         $ 18.27
-------------------------------------------------------------------------------------------------------------------

      The weighted average exercise prices for Class A and Class B exercisable options at December 31, 1999 were $7.38 and $12.47, respectively, and at December 31, 2000 were $7.38 and $14.68, respectively.

The following table summarizes transactions related to restricted stock awards:

Restricted Stock Awards Outstanding                                    Class B
------------------------------------------------------------------------------
Outstanding at December 31, 1998                                       330,622
Awarded                                                                 26,250
Vested                                                                      --
Canceled                                                               (49,374)
------------------------------------------------------------------------------
Outstanding at December 31, 1999                                       307,498
Awarded                                                                 25,750
Vested                                                                      --
Canceled                                                               (93,124)
------------------------------------------------------------------------------
Outstanding at December 31, 2000                                       240,124
Awarded                                                                 45,000
Vested                                                                      --
Canceled                                                               (21,250)
------------------------------------------------------------------------------
Outstanding at December 31, 2001                                       263,874
==============================================================================

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

The following pro forma information presents the Company's net loss and basic and diluted EPS assuming compensation expense for these options had been determined consistent with Statement 123 (in thousands, except per share amounts):

                                                Fiscal Year   Fiscal Year   Fiscal Year
                                                      Ended         Ended         Ended
                                                   12/31/01      12/31/00      12/31/99
---------------------------------------------------------------------------------------
Net loss
   As reported                                  $   (33,541)  $   (47,626)  $    (5,335)
   Pro forma                                        (37,716)      (51,963)      (10,121)

Basic and Diluted EPS
   As reported                                        (1.37)        (1.96)        (0.23)
   Pro forma                                    $     (1.55)  $     (2.14)  $     (0.44)
---------------------------------------------------------------------------------------

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                Fiscal Year   Fiscal Year   Fiscal Year
                                                      Ended         Ended         Ended
                                                   12/31/01      12/31/00      12/31/99
---------------------------------------------------------------------------------------
Risk-free interest rate                                4.98%         6.27%         4.86%
Expected stock price volatility                       49.70%        46.10%        44.11%
Expected dividend yield                                  --            --            --
---------------------------------------------------------------------------------------

      For 2001, 2000 and 1999, an expected life of six years was used for all of the stock options, and the weighted average fair value of options granted was $6.59, $14.43 and $9.72, respectively. For 2001, 2000 and 1999, the weighted average fair value of restricted stock awarded was $14.37, $14.20 and $22.13, respectively.

      The pro forma effect on net loss for 1999 may not be representative of the pro forma effect on results in future years as the Statement 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to July 1, 1995.

(S) PUBLIC EQUITY OFFERINGS

      In 2000, Playboy.com, a component of the Playboy Online Group, filed a registration statement for a sale of a minority of its equity in an IPO. Due to market conditions, the registration statement was subsequently withdrawn. Deferred costs of $1.6 million were written off in 2000 as nonoperating expense.

      In 1999, the Company completed a public equity offering of 2,875,000 shares of Class B stock at a price of $30.00 per share. Two million shares were sold by a trust established by, and for the benefit of, Hugh M. Hefner, the Company's founder and principal stockholder, and 875,000 shares were sold by the Company. Of the Company's shares, 375,000 were sold upon exercise by the underwriters of their over-allotment option. The Company did not receive any of the proceeds from the sale of Class B stock by Mr. Hefner. Mr. Hefner paid for expenses related to this transaction proportionate to the number of shares he sold to the total number of shares sold in the offering. Net proceeds to the Company of $24.6 million were used for general corporate purposes and repayment of term loan financing obligations.

(T) CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for interest and income taxes was as follows (in thousands):

                                Fiscal Year      Fiscal Year       Fiscal Year
                                      Ended            Ended             Ended
                                   12/31/01         12/31/00          12/31/99
------------------------------------------------------------------------------
Interest                          $   8,730        $   8,281         $   7,706
Income taxes                      $     782        $   1,728         $   2,756
------------------------------------------------------------------------------

      The Company had noncash activities related to both the Spice and Califa acquisitions. See Note (B) Acquisitions.

(U) SEGMENT INFORMATION

      The Company's businesses have been classified into the following reportable segments: Entertainment, Publishing, Playboy Online, Catalog and Licensing Businesses. Entertainment Group operations include the production and marketing of programming through the Company's domestic TV networks, other domestic pay television, international TV and worldwide home video businesses as well as the distribution of feature films. Publishing Group operations include the publication of Playboy magazine; other domestic publishing businesses, comprising special editions, calendars and ancillary businesses; and the licensing of international editions of Playboy magazine. Playboy Online Group operations include the Company's network of free, pay and e-commerce sites on the Internet. The sales of the Critics' Choice Video business in 2000 and the Collectors' Choice Music business in 2001 ended the Company's presence in the nonbranded print Catalog Group business. Licensing Businesses Group operations combine certain brand-related businesses, such as the licensing of consumer products carrying one or more of the Company's trademarks and artwork as well as Playboy branded casino gaming opportunities and certain Company-wide marketing activities.

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

The following table represents financial information by reportable segment (in thousands):

                                                          Fiscal Year    Fiscal Year    Fiscal Year
                                                                Ended          Ended          Ended
                                                             12/31/01       12/31/00       12/31/99
---------------------------------------------------------------------------------------------------
Net revenues (1)
Entertainment                                             $   113,833    $   100,955    $   125,783
Publishing                                                    128,139        139,870        137,062
Playboy Online                                                 27,499         25,291         16,104
Catalog                                                        10,986         32,360         60,335
Licensing Businesses                                           10,769          9,246          8,533
---------------------------------------------------------------------------------------------------
Total                                                     $   291,226    $   307,722    $   347,817
===================================================================================================

Loss from continuing operations before income taxes and
   cumulative effect of change in accounting principle
Entertainment                                             $    29,921    $    25,287    $    44,375
Publishing                                                      1,776          6,881          5,977
Playboy Online                                                (21,673)       (25,199)        (9,066)
Catalog                                                          (453)            54            256
Licensing Businesses                                            2,614            887           (436)
Corporate Administration and Promotion                        (19,700)       (20,942)       (27,127)
Restructuring expenses                                         (3,776)        (3,908)        (1,091)
Gain (loss) on disposals                                         (955)        (2,924)         1,728
Investment income                                                 786          1,519          1,798
Interest expense                                              (13,970)        (9,148)        (7,977)
Minority interest                                                (704)          (125)           (92)
Equity in operations of PTVI and other                           (746)          (375)       (13,871)
Playboy.com registration statement expenses                        --         (1,582)            --
Legal settlement                                                   --           (622)            --
Other, net                                                     (1,447)        (1,202)          (904)
---------------------------------------------------------------------------------------------------
Total                                                     $   (28,327)   $   (31,399)   $    (6,430)
===================================================================================================

EBITDA
Entertainment                                             $    75,506    $    64,307    $    83,557
Publishing                                                      2,336          7,498          6,570
Playboy Online                                                (19,693)       (23,497)        (9,037)
Catalog                                                          (427)           180            500
Licensing Businesses                                            2,823          1,084           (271)
Corporate Administration and Promotion                        (16,616)       (18,865)       (23,234)
Restructuring expenses                                         (3,776)        (3,908)        (1,091)
Gain (loss) on disposals                                         (955)        (2,924)         1,728
---------------------------------------------------------------------------------------------------
Total                                                     $    39,198    $    23,875    $    58,722
===================================================================================================
Depreciation and amortization (2) (3)
Entertainment                                             $    45,585    $    39,020    $    39,182
Publishing                                                        560            617            593
Playboy Online                                                  1,980          1,702             29
Catalog                                                            26            126            244
Licensing Businesses                                              209            197            165
Corporate Administration and Promotion                          3,544          3,249          2,478
---------------------------------------------------------------------------------------------------
Total                                                     $    51,904    $    44,911    $    42,691
===================================================================================================
Identifiable assets (2) (4)
Entertainment                                             $   317,848    $   267,142    $   281,167
Publishing                                                     49,219         56,191         51,273
Playboy Online                                                  4,463          7,675          4,739
Catalog                                                         1,244          3,797         13,784
Licensing Businesses                                            4,732          5,003          7,082
Corporate Administration and Promotion                         48,734         48,680         71,357
---------------------------------------------------------------------------------------------------
Total                                                     $   426,240    $   388,488    $   429,402
===================================================================================================

(1) Net revenues include revenues attributable to foreign countries of approximately $48,522, $50,165 and $71,495 in 2001, 2000 and 1999,
      respectively. Revenues from individual foreign countries were not material. Revenues are generally attributed to countries based on the location of customers, except product licensing royalties where revenues are attributed based upon the location of licensees. In 1999, revenues from PTVI exceeded 10% of the Company's total net revenues. See Note (C) Playboy TV International, LLC Joint Venture.
(2) Substantially all property and equipment and capital expenditures are reflected in Corporate Administration and Promotion; depreciation, however, is allocated to the reportable segments.
(3) Amounts include depreciation of property and equipment, amortization of intangible assets and amortization of investments in entertainment programming.
(4) Long-lived assets of the Company located in foreign countries were not material.

(V) RELATED PARTY TRANSACTIONS

      In 1971, the Company purchased the Mansion in Holmby Hills, California, where the Company's founder, Hugh M. Hefner, lives. The Mansion is used for various corporate activities, including serving as a valuable location for video production, magazine photography, online events, business meetings, enhancing the Company's image, charitable functions and a wide variety of other promotional and marketing activities. The Mansion generates substantial publicity and recognition which increase public awareness of the Company and its products and services. Mr. Hefner pays rent to the Company for that portion of the Mansion used exclusively for his and his personal guests' residence as well as the value of meals, beverages and other benefits received by him and his personal guests. The Mansion is included in the Company's Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000 at a cost, including all improvements and after accumulated depreciation, of $2.0 million and $2.1 million, respectively. The operating expenses of the Mansion, including depreciation and taxes, were $3.2 million, $3.2 million and $3.6 million for 2001, 2000 and 1999, respectively, net of rent received from Mr. Hefner. The sum of the rent and other benefits payable for 2001 was estimated by the Company to be $1.3 million, and Mr. Hefner paid that amount during 2001. The actual rent and other benefits payable for 2000 and 1999 were $1.1 million and $0.9 million, respectively.

      As of December 31, 2001, Playboy.com had borrowed a total of $20.0 million from Hugh M. Hefner. This indebtedness is evidenced by the four notes previously discussed. Also as discussed, Mr. Hefner was the holder of a $5.0 million convertible promissory note which converted into shares of Playboy.com's Series A Preferred Stock in 2001. See Note (O) Financing Obligations.

      From time to time, the Company enters into barter transactions in which the Company secures air transportation for Mr. Hefner in exchange for advertising pages in Playboy magazine. Mr. Hefner reimburses the Company for its direct costs of providing these advertising pages. The Company receives significant promotional benefit from these transactions.

      The Company also has material related party transactions with PTVI. See Note (C) Playboy TV International, LLC Joint Venture.

(W) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for 2001 and 2000 (in thousands, except per share amounts):

                                              Quarters Ended
                          ----------------------------------------------------
2001                         Mar. 31       June 30      Sept. 30       Dec. 31          Year
--------------------------------------------------------------------------------------------
Net revenues              $   66,319    $   72,819    $   74,115    $   77,973    $  291,226
Operating income (loss)       (4,990)       (4,736)        2,546        (5,066)      (12,246)
Net loss                     (11,794)       (7,970)       (2,088)      (11,689)      (33,541)
Basic and diluted EPS          (0.49)        (0.32)        (0.09)        (0.47)   $    (1.37)
Common stock price
   Class A high                12.07         14.35         16.51         14.84
   Class A low                  8.38          8.70          9.82         10.00
   Class B high                13.49         16.89         19.75         17.23
   Class B low            $     9.75    $     9.63    $    11.11    $    11.72
--------------------------------------------------------------------------------------------

                                            Quarters Ended
                        ----------------------------------------------------
2000                       Mar. 31       June 30      Sept. 30       Dec. 31          Year
------------------------------------------------------------------------------------------
Net revenues            $   73,103    $   77,182    $   77,890    $   79,547    $  307,722
Operating loss              (6,314)       (5,808)       (4,746)       (2,996)      (19,864)
Net loss                    (6,235)       (5,883)       (6,506)      (29,002)      (47,626)
Basic and diluted EPS        (0.26)        (0.24)        (0.27)        (1.19)   $    (1.96)
Common stock price
   Class A high              24.94         16.81         15.00         13.31
   Class A low               15.81         10.25         10.88          8.25
   Class B high              29.50         20.13         16.00         14.88
   Class B low          $    18.38    $    11.38    $    11.88    $     9.44
------------------------------------------------------------------------------------------

      The net loss for the quarter ended March 31, 2001 included a $4.2 million noncash charge representing a cumulative effect of change in accounting principle related to the adoption of SOP 00-2, Accounting by Producers or Distributors of Films. See Note (A) Summary of Significant Accounting Policies.

      The net losses for the quarters ended September 30, and December 31, 2001 reflected higher interest expense largely due to imputed noncash interest of $1.5 million and $2.5 million, respectively, related to the deferred payment of the purchase price for the Califa acquisition. See Note (B) Acquisitions.

      The operating loss for the quarter ended December 31, 2001 included restructuring expenses of $3.5 million. See Note (D) Restructuring Expenses. The operating loss for the quarter also included a loss on the sale of its Collectors' Choice Music businesses of $1.3 million. See Note (E) Gain (Loss) on Disposals.

      The operating loss for the quarter ended September 30, 2000 included an estimated loss on the sale of its Critics' Choice Video businesses of $2.7 million. See Note (E) Gain (Loss) on Disposals. The net loss for the quarter included nonoperating expense of $1.5 million related to the withdrawal of the Playboy.com registration statement. See Note (S) Public Equity Offerings. Additionally, the net loss for the quarter included $0.6 million of nonoperating expense related to a legal settlement.

      The operating loss for the quarter ended December 31, 2000 included restructuring expenses of $3.7 million. See Note (D) Restructuring Expenses. The net loss for the quarter included noncash federal income tax expense of $24.1 million related to the Company's decision to increase the valuation allowance for its deferred tax assets. See Note (F) Income Taxes.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Playboy Enterprises, Inc.

      We have audited the accompanying consolidated balance sheets of Playboy Enterprises, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule for the years ended December 31, 2001 and 2000 listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Playboy TV International, LLC ("PTVI"), an unconsolidated affiliate accounted for using the equity method. Such investment was $1,750,586 and $2,398,065 at December 31, 2001 and 2000, respectively. Equity in operations of PTVI was a loss of $826,206 and $283,095 for the years ended December 31, 2001 and 2000, respectively. Those statements were audited by other auditors whose report has been furnished to us, and contains an explanatory paragraph expressing uncertainty about PTVI's ability to continue as a going concern. Our opinion, insofar as it relates to data included for PTVI, is based solely on the report of the other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playboy Enterprises, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      In 2001, as discussed in Note A, Playboy Enterprises Inc. changed its methods of accounting for production and distribution of films and for derivative financial instruments, in accordance with new professional standards.


Ernst & Young LLP

Chicago, Illinois
February 22, 2002
Except for Note C, as to which
   the date is March 15, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Playboy Enterprises, Inc.

      In our opinion, based on our audits and the report of other auditors, the accompanying consolidated statement of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Playboy Enterprises, Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the fiscal year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Our audit also included the financial statement schedule for the fiscal year ended December 31, 1999 listed on the Index at Item 14(a). In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. These financial statements and schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Playboy TV International, LLC ("PTVI"), an unconsolidated affiliate accounted for using the equity method. Equity in operations of PTVI was $(12,744,717) in 1999. The financial statements of PTVI (Note C) were audited by other auditors whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for PTVI is based solely on the report of such other auditors. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements and financial statement schedule of Playboy Enterprises, Inc. for any period subsequent to December 31, 1999.


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

      Ernst & Young LLP, independent auditors, have audited and reported on the Company's consolidated financial statements for the fiscal years ended December 31, 2001 and 2000. Their audits were performed in accordance with auditing standards generally accepted in the United States.

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


Christie Hefner
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)


Linda G. Havard
Executive Vice President, Finance and Operations, and Chief Financial Officer
(Principal Financial and Accounting Officer)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On November 14, 2000, the Company appointed Ernst & Young LLP as the Company's independent auditors and dismissed PricewaterhouseCoopers LLP. The report of PricewaterhouseCoopers LLC on the financial statements of the Company for the fiscal year ended December 31, 1999 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal year ended December 31, 1999, and through November 14, 2000, there were no disagreements or reportable events. The decision to change firms was approved by the Audit Committee of the Company's Board of Directors.

                                    PART III

      Information required by Items 10, 11, 12 and 13 is contained in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2002, which will be filed within 120 days after the close of the Company's fiscal year ended December 31, 2001, and is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Certain Documents Filed as Part of the Form 10-K

      Financial Statements of the Company and supplementary data following are
      as set forth under Part II. Item 8. of this Form 10-K Annual Report:                   Page
                                                                                             ----
         Consolidated Statements of Operations - Fiscal Years Ended December 31, 2001,
         2000 and 1999                                                                        30

         Consolidated Balance Sheets - December 31, 2001 and 2000                             31

         Consolidated Statements of Shareholders' Equity - Fiscal Years Ended
         December 31, 2001, 2000 and 1999                                                     32

         Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 2001,
         2000 and 1999                                                                        33

         Notes to Consolidated Financial Statements                                           34

         Report of Independent Auditors                                                       55

         Report of Independent Accountants                                                    56

         Report of Management                                                                 57

         Schedule II - Valuation and Qualifying Accounts                                      67

(b)   Reports on Form 8-K

      On December 27, 2001, the Company filed a Current Report on Form 8-K under
Item 5., announcing that (a) Playboy.com, Inc., a subsidiary of the Company, borrowed $5.0 million from Hugh M. Hefner pursuant to a promissory note (the "Note"), dated as of December 17, 2001, issued by Playboy.com, Inc. to Mr. Hefner and (b) in conjunction with the issuance of the Note, the Company entered into an agreement, dated as of December 17, 2001, with Mr. Hefner pursuant to which the Company has given Mr. Hefner the right to surrender the Note to the Company for shares of the Company's Class B common stock upon the occurrence of specified surrender events.

(c)   Exhibits

      See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PLAYBOY ENTERPRISES, INC.


March 20, 2002                            By /s/ Linda Havard
                                             --------------------------------
                                                  Linda G. Havard
                                                  Executive Vice President,
                                                  Finance and Operations,
                                                  and Chief Financial Officer
                                                  (Authorized Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Christie Hefner                                       March 19, 2002
--------------------------------------------
Christie Hefner
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Richard S. Rosenzweig                                 March 20, 2002
--------------------------------------------
Richard S. Rosenzweig
Executive Vice President and Director


/s/ Dennis S. Bookshester                                 March 20, 2002
--------------------------------------------
Dennis S. Bookshester
Director


/s/ David I. Chemerow                                     March 20, 2002
--------------------------------------------
David I. Chemerow
Director


/s/ Donald G. Drapkin                                     March 20, 2002
--------------------------------------------
Donald G. Drapkin
Director


/s/ Sol Rosenthal                                         March 20, 2002
--------------------------------------------
Sol Rosenthal
Director


/s/ Sir Brian Wolfson                                     March 20, 2002
--------------------------------------------
Sir Brian Wolfson
Director


/s/ Linda Havard                                          March 20, 2002
--------------------------------------------
Linda G. Havard
Executive Vice President,
Finance and Operations,
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

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

 &2.4       Asset Purchase Agreement, dated as of June 29, 2001, by and among
            Playboy Enterprises, Inc., Califa Entertainment Group, Inc., V.O.D.,
            Inc., Steven Hirsch, Dewi James and William Asher (incorporated by reference to Exhibit 2.1 from the Current Report on Form 8-K dated
            July 6, 2001)

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

 10.2 Playboy Magazine Distribution Agreement dated as of July 2, 1999 between Playboy Enterprises, Inc. and Warner Publisher Services,
            Inc. (incorporated by reference to Exhibit 10.4 from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999 (the "September 30, 1999 Form 10-Q"))

 10.3       Playboy Magazine Subscription Fulfillment Agreement
            a     July 1, 1987 Agreement between Communication Data Services,
                  Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.12(a) from the Company's annual report on Form
                  10-K for the year ended June 30, 1992 (the "1992 Form 10-K"))
            b     Amendment dated as of June 1, 1988 to said Fulfillment
                  Agreement (incorporated by reference to Exhibit 10.12(b) from the Company's annual report on Form 10-K for the year ended
                  June 30, 1993 (the "1993 Form 10-K"))
            c     Amendment dated as of July 1, 1990 to said Fulfillment
                  Agreement (incorporated by reference to Exhibit 10.12(c) from the Company's annual report on Form 10-K for the year ended
                  June 30, 1991 (the "1991 Form 10-K"))
            d     Amendment dated as of July 1, 1996 to said Fulfillment
                  Agreement (incorporated by reference to Exhibit 10.5(d) from the Company's annual report on Form 10-K for the year ended
                  June 30, 1996 (the "1996 Form 10-K"))
            #e    Amendment dated as of July 7, 1997 to said Fulfillment
                  Agreement (incorporated by reference to Exhibit 10.6(e) from the Transition Period Form 10-K)
            &f    Amendment dated as of July 1, 2001 to said Fulfillment
                  Agreement (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended
                  September 30, 2001 (the "September 30, 2001 Form 10-Q"))

10.4        Transponder Service Agreements
            a     SKYNET Transponder Service Agreement dated March 1, 2001
                  between Playboy Entertainment Group, Inc. and LORAL SKYNET
                  (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended March 31,
                  2001 (the "March 31, 2001 Form 10-Q"))
            @b    SKYNET Transponder Service Agreement dated February 8, 1999 by
                  and between Califa Entertainment Group, Inc. and LORAL SKYNET       68-85
            @c    Transfer of Service Agreement dated February 22, 2002 between
                  Califa Entertainment Group, LORAL SKYNET and Spice Hot
                  Entertainment, Inc.                                                    86
            @d    Amendment One to the Transponder Service Agreement between
                  Spice Hot Entertainment, Inc. and LORAL SKYNET dated February
                  28, 2002                                                               87

10.5        Playboy TV International, LLC Agreements
            #a    Operating Agreement for Playboy TV International, LLC dated as of August 31, 1999 between Playboy Entertainment Group, Inc.
                  and Victoria Springs Investments Ltd. (incorporated by
                  reference to Exhibit 10.1 from the September 30, 1999 Form
                  10-Q)
            b     First Amendment to Operating Agreement dated September 24,
                  1999
            c     Second Amendment to Operating Agreement dated December 28,
                  2000
            (items (b) and (c) incorporated by reference to Exhibits 10.2 and 10.3, respectively, from the March 31, 2001 Form 10-Q)
            #d    Program Supply Agreement dated as of August 31, 1999 between
                  Playboy Entertainment Group, Inc., Playboy TV International,
                  LLC and PTV U.S., LLC
            #e    Trademark License Agreement dated as of August 31, 1999
                  between Playboy Enterprises International, Inc. and Playboy TV
                  International, LLC
            (items (d) and (e) incorporated by reference to Exhibit 10.2 and 10.3, respectively, from the September 30, 1999 Form 10-Q)
            &f    Binding Letter of Intent dated March 7, 2001 amending the
                  Operating Agreement, Program Supply Agreement and Trademark
                  License Agreement (incorporated by reference to Exhibit 10.4 from the March 31, 2001 Form 10-Q)

10.6        Affiliation Agreement between Playboy Entertainment Group, Inc. and
            DirecTV, Inc. regarding the Satellite Distribution of Playboy TV
            a     Agreement dated November 15, 1993
            b     First Amendment to November 15, 1993 Agreement dated as of
                  April 19, 1994
            c     Second Amendment to November 15, 1993 Agreement dated as of
                  July 26, 1995
            (items (a), (b) and (c) incorporated by reference to Exhibits
            10.13(a), (b) and (c), respectively, from the 1996 Form 10-K)
            #d    Third Amendment to November 15, 1993 Agreement dated August
                  26, 1997 (incorporated by reference to Exhibit 10.3 from the
                  Company's quarterly report on Form 10-Q for the quarter ended
                  September 30, 1997 (the "September 30, 1997 Form 10-Q"))
            #e    Fourth Amendment to November 15, 1993 Agreement dated March
                  15, 1999 (incorporated by reference to Exhibit 10.1 from the
                  Company's quarterly report on Form 10-Q for the quarter ended
                  June 30, 1999 (the "June 30, 1999 Form 10-Q"))

10.7        Fulfillment and Customer Service Services Agreement dated October 2,
            2000 between Infinity Resources, Inc. and Playboy.com, Inc.
            (incorporated by reference to Exhibit 10.13 from the Company's annual report on Form 10-K for the year ended December 31, 2000 (the
            "2000 Form 10-K"))

10.8        Credit Agreement
            a     Credit Agreement, dated as of February 26, 1999, among New
                  Playboy, Inc., PEI Holdings, Inc., the Lenders named in this
                  Credit Agreement, ING (U.S.) Capital LLC, as Syndication
                  Agent, and Credit Suisse First Boston, as Administrative
                  Agent, as Collateral Agent and as Issuing Bank
            b Subsidiary Guarantee Agreement, dated as of March 15, 1999, among certain subsidiaries of Playboy Enterprises, Inc. and Credit Suisse First Boston, as Collateral Agent
            c Indemnity, Subrogation and Contribution Agreement, dated as of March 15, 1999, among Playboy Enterprises, Inc., PEI Holdings,
                  Inc., certain other subsidiaries of Playboy Enterprises, Inc., and Credit Suisse First Boston, as Collateral Agent
            d     Pledge Agreement, dated as of March 15, 1999, among Playboy
                  Enterprises, Inc., PEI Holdings, Inc., certain other
                  subsidiaries of Playboy Enterprises, Inc., and Credit Suisse
                  First Boston, as Collateral Agent
            e     Security Agreement, dated as of March 15, 1999, among Playboy
                  Enterprises, Inc., PEI Holdings, Inc., certain other subsidiaries of Playboy Enterprises, Inc., and Credit Suisse
                  First Boston, as Collateral Agent
            (items (a) through (e) incorporated by reference to Exhibits
            10.21(a) through (e), respectively, from the Company's annual report on Form 10-K for the year ended December 31, 1998 (the "1998 Form
            10-K"))
            f First Amendment to February 26, 1999 Credit Agreement dated as of June 14, 1999
            g Second Amendment to February 26, 1999 Credit Agreement dated as of January 31, 2000
            (items (f) and (g) incorporated by reference to Exhibits 10.18(f) and (g), respectively, from the Company's annual report on Form 10-K for the year ended December 31, 1999)
            h Third Amendment to February 26, 1999 Credit Agreement dated as of June 9, 2000 (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000)
            i Fourth Amendment to February 26, 1999 Credit Agreement dated as of June 1, 2001 (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 Form 10-Q"))

10.9        Promissory Notes issued by Playboy.com, Inc. to Hugh M. Hefner
            a     Promissory Note dated September 27, 2000 (incorporated by
                  reference to Exhibit 10.2 from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (the
                  "September 30, 2000 Form 10-Q"))
            b     Promissory Note dated December 29, 2000 (incorporated by
                  reference to Exhibit 10.15(b) from the 2000 Form 10-K)
            c     First Amendment to December 29, 2000 Promissory Note dated
                  February 15, 2001
            &d    Second Amendment to December 29, 2000 Promissory Note and
                  Acknowledgement of Subordination Agreement dated March 7, 2001
            (items (c) and (d) incorporated by reference to Exhibits 10.5 and
            10.6, respectively, from the March 31, 2001 Form 10-Q)
            e     Third Amendment to December 29, 2000 Promissory Note dated May
                  7, 2001 (incorporated by reference to Exhibit 10.2 from the
                  June 30, 2001 Form 10-Q)
            f     Promissory Note dated September 26, 2001 (incorporated by
                  reference to Exhibit 10.2 from the September 30, 2001 Form
                  10-Q)
            g     Promissory Note dated December 17, 2001
            h     Agreement, dated December 17, 2001, by and between Playboy
                  Enterprises, Inc. and Hugh M. Hefner relating to that certain
                  Promissory Note, dated as of December 17, 2001
            (items (g) and (h) incorporated by reference to Exhibits 10.1 and
            10.2, respectively, from the Current Report on Form 8-K dated
            December 27, 2001)

10.10       Playboy Mansion West Lease Agreement, as amended, between Playboy
            Enterprises, Inc. and Hugh M. Hefner
            a     Letter of Interpretation of Lease
            b     Agreement of Lease
            (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and
            (b), respectively, from the 1991 Form 10-K)
            c     Amendment to Lease Agreement dated as of January 12, 1998
                  (incorporated by reference to Exhibit 10.2 from the Company's quarterly report on Form 10-Q for the quarter ended March 31,
                  1998 (the "March 31, 1998 Form 10-Q"))

10.11       Los Angeles Offices Lease Documents
            a     Office Lease dated as of July 25, 1991 between Playboy
                  Enterprises, Inc. and Beverly Mercedes Place, Ltd.
                  (incorporated by reference to Exhibit 10.6(c) from the 1991
                  Form 10-K)
            @b    Amendment to July 25, 1991 Lease dated October 10, 1991           88-90
            c     Amendment to July 25, 1991 Lease dated September 12, 1996
                  (incorporated by reference to Exhibit 10.19(c) from the 1996
                  Form 10-K)
            d     Amendment to July 25, 1991 Lease between Playboy Enterprises,
                  Inc. and Star Property Fund, L.P. dated March 16, 2001
                  (incorporated by reference to Exhibit 10.3 from the June 30,
                  2001 Form 10-Q)
            e     Office Lease dated January 6, 1999 between 5055 Wilshire
                  Limited Partnership and Playboy Enterprises, Inc.
                  (incorporated by reference to Exhibit 10.24(d) from the 1998
                  Form 10-K)
            @f    First Amendment to January 6, 1999 Lease dated November 2,
                  2001                                                              91-92

10.12       Chicago Office Lease Documents
            a     Office Lease dated April 7, 1988 by and between Playboy
                  Enterprises, Inc. and LaSalle National Bank as Trustee under
                  Trust No. 112912 (incorporated by reference to Exhibit 10.7(a) from the 1993 Form 10-K)
            b     First Amendment to April 7, 1988 Lease dated October 26, 1989
                  (incorporated by reference to Exhibit 10.15(b) from the Company's annual report on Form 10-K for the year ended June
                  30, 1995 (the "1995 Form 10-K"))
            c     Second Amendment to April 7, 1988 Lease dated June 1, 1992
                  (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended December
                  31, 1992)
            d     Third Amendment to April 7, 1988 Lease dated August 30, 1993
                  (incorporated by reference to Exhibit 10.15(d) from the 1995
                  Form 10-K)
            e     Fourth Amendment to April 7, 1988 Lease dated August 6, 1996
                  (incorporated by reference to Exhibit 10.20(e) from the 1996
                  Form 10-K)
            f     Fifth Amendment to April 7, 1988 Lease dated March 19, 1998
                  (incorporated by reference to Exhibit 10.3 from the March 31, 1998 Form 10-Q)

10.13       New York Office Lease Agreement dated August 11, 1992 between
            Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)

10.14       Itasca Warehouse Lease Documents
            a     Agreement dated as of September 6, 1996 between Centerpoint
                  Properties Corporation and Playboy Enterprises, Inc.
                  (incorporated by reference to Exhibit 10.23 from the 1996 Form
                  10-K)
            b     Amendment to September 6, 1996 Lease dated June 1, 1997
                  (incorporated by reference to Exhibit 10.25(b) from the Company's annual report on Form 10-K for the year ended June
                  30, 1997 (the "1997 Form 10-K"))
            c     Real Estate Sublease Agreement dated October 2, 2000 between
                  Playboy Enterprises, Inc. and Infinity Resources, Inc.
                  (incorporated by reference to Exhibit 10.20(c) from the 2000
                  Form 10-K)

10.15       Los Angeles Studio Facility Lease Documents
            a     Agreement of Lease dated September 20, 2001 between Kingston
                  Andrita LLC and Playboy Entertainment Group, Inc.
            b     Sublease dated September 20, 2001 between Playboy
                  Entertainment Group, Inc. and Directrix, Inc.
            c     Guaranty dated September 20, 2001 by Playboy Entertainment
                  Group, Inc. in favor of Kingston Andrita LLC
            (items (a), (b) and (c) incorporated by reference to Exhibits
            10.3(a), (b) and (c), respectively, from the September 30, 2001 Form
            10-Q)

*10.16      Selected Company Remunerative Plans
            a     Executive Protection Program dated March 1, 1990 (incorporated by reference to Exhibit 10.18(c) from the 1995 Form 10-K)
            b     Amended and Restated Deferred Compensation Plan for Employees
                  effective January 1, 1998
            c     Amended and Restated Deferred Compensation Plan for Board of
                  Directors' effective January 1, 1998
            (items (b) and (c) incorporated by reference to Exhibits 10.2(a) and (b), respectively, from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998)

*10.17      1989 Option Plan
            a     Playboy Enterprises, Inc. 1989 Stock Option Plan, as amended,
                  For Key Employees (incorporated by reference to Exhibit
                  10.4(mm) from the 1991 Form 10-K)
            b     Playboy Enterprises, Inc. 1989 Stock Option Agreement
            c     Letter dated July 18, 1990 pursuant to the June 7, 1990
                  recapitalization regarding adjustment of options
            (items (b) and (c) incorporated by reference to Exhibits 10.19(c)
            and (d), respectively, from the 1995 Form 10-K)
            d     Consent and Amendment regarding the 1989 Option Plan
                  (incorporated by reference to Exhibit 10.4(aa) from the 1991
                  Form 10-K)

*10.18      1991 Directors' Plan
            a Playboy Enterprises, Inc. 1991 NonQualified Stock Option Plan for NonEmployee Directors, as amended
            b     Playboy Enterprises, Inc. 1991 NonQualified Stock Option
                  Agreement for NonEmployee Directors
            (items (a) and (b) incorporated by reference to Exhibits 10.4(rr) and (nn), respectively, from the 1991 Form 10-K)

*10.19      1995 Stock Incentive Plan
            a     Amended and Restated Playboy Enterprises, Inc. 1995 Stock
                  Incentive Plan (incorporated by reference to Exhibit 10.3 from the June 30, 1999 Form 10-Q)
            b     Form of NonQualified Stock Option Agreement for NonQualified
                  Stock Options which may be granted under the Plan
            c     Form of Incentive Stock Option Agreement for Incentive Stock
                  Options which may be granted under the Plan
            d Form of Restricted Stock Agreement for Restricted Stock issued under the Plan
            (items (b), (c) and (d) incorporated by reference to Exhibits 4.3,
            4.4 and 4.5, respectively, from the Company's Registration Statement
            No. 33-58145 on Form S-8 dated March 20, 1995)
            e     Form of Section 162(m) Restricted Stock Agreement for Section
                  162(m) Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(e) from the 1997 Form 10-K)

*10.20      1997 Directors' Plan
            a     1997 Equity Plan for NonEmployee Directors of Playboy
                  Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.25(a) from the 2000 Form 10-K)
            b Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from the September 30, 1997 Form 10-Q)

*10.21      Form of Nonqualified Option Agreement between Playboy Enterprises,
            Inc. and each of Dennis S. Bookshester and Sol Rosenthal
            (incorporated by reference to Exhibit 4.4 from the Company's
            Registration Statement No. 333-30185 on Form S-8 dated November 13,
            1996)

*10.22      Employee Stock Purchase Plan
            a Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit
                  10.2 from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997)
            b     Amendment to Playboy Enterprises, Inc. Employee Stock Purchase
                  Plan, as amended and restated (incorporated by reference to Exhibit 10.4 from the June 30, 1999 Form 10-Q)

*10.23      Selected Employment, Termination and Other Agreements
            @a    Form of Severance Agreement by and between Playboy
                  Enterprises, Inc. and each of Michael Carr, James English,
                  Linda Havard, Christie Hefner, Martha Lindeman, Richard
                  Rosenzweig, Howard Shapiro and Alex Vaickus                      93-113
            b     Letter Agreement dated November 30, 2000 regarding employment of Michael Carr
            c     Letter Agreement dated December 30, 2000 regarding employment of James English
            (items (b) and (c) incorporated by reference to Exhibits 10.28(f)
            and (g), respectively, from the 2000 Form 10-K)

   @21      Subsidiaries                                                          114-115

 @23.1      Consent of Ernst & Young LLP                                              116

 @23.2      Consent of PricewaterhouseCoopers LLP                                     117

 @23.3      Consent of Deloitte & Touche LLP                                          118

   @99      Playboy TV International, LLC Joint Venture financial statements
            for the year ended December 31, 2001                                  119-131

----------
*     Indicates management compensation plan
# Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC
& Certain information omitted pursuant to a request for confidential treatment filed separately with the SEC
@     Filed herewith

PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

=================================================================================================================================
                 COLUMN A                      COLUMN B                  COLUMN C                   COLUMN D        COLUMN E
---------------------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                              ----------------------------
                                              Balance at       Charged to       Charged to                          Balance at
                                              Beginning        Costs and          Other                                End
               Description                    of Period         Expenses         Accounts           Deductions       of Period
----------------------------------------     ------------     ------------     ------------        ------------     ------------
Allowance deducted in the balance sheet
  from the asset to which it applies:

Fiscal Year Ended December 31, 2001:

  Allowance for doubtful accounts            $     15,994     $        584     $      1,690(a)     $     11,862(b)  $      6,406
                                             ============     ============     ============        ============     ============

  Allowance for returns                      $     28,815     $         --     $     52,698(c)     $     50,999(d)  $     30,514
                                             ============     ============     ============        ============     ============

  Deferred tax asset valuation allowance     $     45,044     $      9,544(e)  $         --        $         --     $     54,588
                                             ============     ============     ============        ============     ============

Fiscal Year Ended December 31, 2000:

  Allowance for doubtful accounts            $     17,970     $        723     $      1,108(a)     $      3,807(b)  $     15,994
                                             ============     ============     ============        ============     ============

  Allowance for returns                      $     21,295     $         --     $     51,205(c)     $     43,685(d)  $     28,815
                                             ============     ============     ============        ============     ============

  Deferred tax asset valuation allowance     $     19,783     $     24,142(e)  $      1,119(f)     $         --     $     45,044
                                             ============     ============     ============        ============     ============

Fiscal Year Ended December 31, 1999:

  Allowance for doubtful accounts            $      6,349     $      1,920     $     11,670(a)     $      1,969(b)  $     17,970
                                             ============     ============     ============        ============     ============

  Allowance for returns                      $     21,644     $         --     $     56,024(c)     $     56,373(d)  $     21,295
                                             ============     ============     ============        ============     ============

  Deferred tax asset valuation allowance     $     15,438     $         --     $      4,345(f)     $         --     $     19,783
                                             ============     ============     ============        ============     ============

Notes:

(a) Includes a $10,000 provision in 1999 related to the Spice acquisition which was charged to goodwill and applied against a noncurrent note receivable. Also primarily represents provisions for unpaid subscriptions charged to net revenues.
(b) Includes a reversal in 2001 of the $10,000 provision discussed above related to assuming the obligation in the Califa acquisition. Also primarily represents uncollectible accounts less recoveries.
(c) Represents provisions charged to net revenues for estimated returns of Playboy magazine, other domestic publishing products and domestic home videos.
(d)   Represents settlements on provisions previously recorded.
(e) Represents noncash federal income tax expense related to increasing the valuation allowance.
(f) Represents the unrealizable portion of the change in the gross deferred tax asset.