Form 10-K/A
period 2001-12-31
PLAYBOY ENTERPRISES INC
filed 2002-04-15
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
                                      OR
 [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the transition period from ...............
       to.................... Commission file number 001-14790

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

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                              on which registered
        -------------------                            ------------------------
Class A Common Stock, par value $0.01 per share ...... New York Stock Exchange
                                                       Pacific Exchange
Class B Common Stock, par value $0.01 per share ...... New York Stock Exchange
                                                       Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.      Yes [x]   No __


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

DOCUMENTS INCORPORATED BY REFERENCE
Documents                                               Form 10-K Reference
---------                                               -------------------

Notice of Annual Meeting of Stockholders and Proxy      Part III, Items 10-13,
the Statement (to be filed) relating to the Annual      to the extent described
Meeting of Stockholders to be held in May 2002          therein

                           PLAYBOY ENTERPRISES, INC.
                        2001 FORM 10-K/A ANNUAL REPORT




                                                  TABLE OF CONTENTS

                                                                                                               Page
                                                       PART I

Item 1.   Business................................................................................................3
Item 2.   Properties.............................................................................................14
Item 3.   Legal Proceedings......................................................................................15
Item 4.   Submission of Matters to a Vote of Security Holders....................................................15

                                                       PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters...................................15
Item 6.   Selected Financial Data................................................................................16
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................17
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.............................................30
Item 8.   Financial Statements and Supplementary Data............................................................30
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................59

                                                      PART III

Item 10.  Directors and Executive Officers of the Registrant.....................................................59
Item 11.  Executive Compensation.................................................................................59
Item 12.  Security Ownership of Certain Beneficial Owners and Management.........................................59
Item 13.  Certain Relationships and Related Transactions.........................................................59

                                                       PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K........................................59


                               EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A is being filed with respect to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission (the "SEC") on March 21, 2002 (the "Form 10-K"). The Form 10-K is hereby amended and restated in its entirety.

                                    PART I

Item. 1. Business
-----------------

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

The following table illustrates certain information regarding approximate household units and current average retail rates for the Company's networks (in millions, except retail rates):

                                           Household Units (1)             Average Retail Rates
                                       -----------------------        -------------------------------
                                          Dec. 31,     Dec. 31,             Monthly              Pay-
                                              2001         2000        Subscription          Per-View
-----------------------------------------------------------------------------------------------------
Playboy TV
   DTH                                        18.1         15.4       $       15.60    $         8.00
   Cable digital                              10.3          3.2               12.25              7.90
   Cable analog addressable                    7.8         11.0               14.50              7.75

Movie Networks (2)
   DTH                                        35.3            -                   -        9.35-11.00
   Cable digital                              25.3          8.4                   -        7.65-10.95
   Cable analog addressable                   17.0         16.2       $           -    $  7.45-$11.95
-----------------------------------------------------------------------------------------------------

(1) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of the Company's networks and/or multiple platforms (i.e. analog and digital) are available to that household.
(2)  Includes The Hot Network, The Hot Zone and the Vivid TV networks from the
     Califa acquisition in July 2001.

         Most cable service in the United States is distributed through large multiple system operators ("MSOs") and their affiliated cable systems ("cable affiliates"). Once arrangements are made with an MSO, the Company is able to negotiate channel space for its networks with the cable affiliates. Individual cable affiliates determine the retail price of both pay-per-view, which is dependent on the length of the block of programming, and monthly subscription services, which can be dependent on the number of premium services to which a household subscribes. The Company's revenues reflect its contractual share of the amounts received by the cable affiliates, which are based on both the retail rates set by the cable affiliates and the number of buys and/or subscribers.

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

       In addition to cable, some of the Company's networks are provided via encrypted signal to home satellite dish viewers. Playboy TV is the only adult service to be available on all four DBS services in the United States and Canada. It is currently available on DirecTV and EchoStar in the United States and ExpressVu and Star Choice in Canada. Playboy TV was previously available on PrimeStar, which was acquired by DirecTV in 1999. The Hot Network, The Hot Zone and Vivid TV are all available on DirecTV and, in September 2001, The Hot Zone also was launched on EchoStar. The Company's revenues reflect its contractual share of the amounts received by the DTH operators, which are based on both the retail rates set by the DTH operators and the number of buys and/or subscribers.

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

International TV

       During 1999, Playboy TV International, LLC ("PTVI") was formed as a joint venture between the Company and a member of the Cisneros Group ("Cisneros"). In 2001, Claxson Interactive Group, Inc. ("Claxson") succeeded Cisneros as the Company's joint venture partner. PTVI has the exclusive right to create and launch new television networks under the Playboy and Spice brands outside of the United States and Canada and, under certain circumstances, to license programming to third parties. PTVI will also own and operate all existing international Playboy TV and Spice networks. In addition, the Company and PTVI have entered into program supply and trademark license agreements which extend until 2049, unless earlier terminated in accordance with their terms or the operating agreement. The operating agreement for PTVI includes a non-competition provision for the venture partners and their affiliates. These international networks are programmed principally with U.S.-originated content, which is subtitled or dubbed, and complemented by local content. As of December 31, 2001, the international networks reached approximately 31.0 million households, compared to approximately 26.2 million households at December 31, 2000.

       Under the terms of PTVI's operating agreement, the maximum mandatory capital contributions to the joint venture by the partners is $100 million, of which $61.6 million has been contributed through December 31, 2001. Each of the joint venture partners is required to make capital contributions to PTVI in accordance with its equity interest in PTVI up to the $100 million cap. The Company owns a 19.9% equity interest in PTVI and, accordingly, has made capital contributions in the amount of $12.3 million to PTVI through December 31, 2001. After the maximum funding cap has been reached, additional capital contributions, if required to operate the business, are voluntary. The Company has the option to increase its equity up to 50%. The option expires on the earlier to occur of September 15, 2009 and 30 days after the date on which PTVI reaches "cash breakeven" as specified in PTVI's operating agreement. The purchase price for the option through September 15, 2003 is the founders' price plus interest as specified in the operating agreement. Founders' price as of a specified date means, with respect to the price per one percentage interest of PTVI acquired by the Company, an amount equal to the sum of the capital contributions to PTVI by the venture partners through and including that date, divided by 100. After September 15, 2003, the purchase price is based on the market value of the acquired interests. The option purchase price can be paid in cash and/or the Company's Class B common stock ("Class B stock") at the Company's option.

       In return for the exclusive international TV rights for the use of the Playboy tradename, film and video library, and for the acquisition of the international rights to the Spice film library, the U.K. and Japan Playboy TV networks and certain international distribution contracts, PTVI is obligated to make total payments of $100.0 million to the Company over six years, of which $42.5 million has been received through the end of 2001. The remaining payments are owed over the next three years as follows: $7.5 million, $25.0 million and $25.0 million. Under the program supply agreement, PTVI has a commitment with the Company to license international TV rights to each year's output production which expires in 2049, with payments representing a percentage of the Company's annual production spending. Until PTVI generates sufficient cash flow from operations, PTVI's ability to fund its operations, including making library license and programming output payments to the Company, is dependent on receiving capital contributions principally from Claxson and also from the Company. Under PTVI's operating agreement, if either member fails to make any mandatory capital contributions when due, PTVI must send the defaulting member written notice of such default and provide the defaulting member 15 days from the date of the notice to contribute the required capital contribution in order to cure the default. If the defaulting member fails to cure the default, the management committee of PTVI, acting without the vote of the members of the management committee appointed by the defaulting member, may elect to permit the non-defaulting member to advance funds to PTVI to cover the unpaid amounts. Amounts that a non-defaulting member advances become a demand loan due and owing from the defaulting member to the non-defaulting member, bearing interest at 150 basis points above the prime rate. If the default is not cured within a further period of 90 days, the non-defaulting member that has advanced funds may elect to convert all or a portion of the loan plus accrued interest into a capital contribution to PTVI. In that event, the percentage interests of the members would be adjusted to reflect the additional capital contribution by the non-defaulting member. If a defaulting member fails to contribute mandatory capital contributions on three occasions, whether or not consecutive, and the defaulting member fails to cure the defaults within the 15 day cure period, the management committee may propose to dissolve PTVI in accordance with the operating agreement or may elect to permit PTVI or the non-defaulting member to purchase the defaulting member's entire equity interest in PTVI for an amount equal to the positive balance of the defaulting member's capital account in PTVI less the amount of unpaid capital contributions or, if advances have been made, the advances plus interest. In addition, PTVI may be dissolved if, among other things, there is an uncured breach of a material obligation under the program supply or trademark license agreements or the commission of a breach of the operating agreement.

       The Company also has the right to terminate the program supply and trademark license agreements in the event it elects to dissolve PTVI as a result of Claxson's failure to perform its obligations under PTVI's operating agreement or PTVI's failure to perform under the program supply and trademark license agreements, including PTVI's failure to make required payments to the Company when due, subject to specified rights to cure.

       In a recent filing with the SEC, Claxson indicated that it is evaluating a number of alternatives and taking certain steps which, if not completed successfully and in a timely manner, would result in its auditors expressing a "going concern opinion" in connection with the filing of Claxson's annual report in June 2002. Although Claxson has, to date, funded its obligations with respect to PTVI, PTVI's independent auditors have expressed a "going concern opinion" in their report relating to PTVI's financial statements for the fiscal year ended December 31, 2001. See Note (C) Playboy TV International, LLC Joint Venture of Notes to Consolidated Financial Statements. If PTVI fails to make these payments to the Company in a timely manner, either because of the failure of the partners to make capital contributions or otherwise, the Company's future financial condition and operating results could be materially adversely affected.

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

       Playboy magazine targets a wide range of advertisers. Advertising by category, as a percent of total ad pages, and the total number of ad pages were as follows:

                              Fiscal Year      Fiscal Year       Fiscal Year
                                    Ended            Ended             Ended
Category                         12/31/01         12/31/00          12/31/99
----------------------------------------------------------------------------
Beer/Wine/Liquor                       28%              25%               21%
Tobacco                                23               23                26
Retail/Direct mail                     19               19                22
Toiletries/Cosmetics                    5                5                 6
Apparel/Footwear/Accessories            5                5                 4
All other                              20               23                21
----------------------------------------------------------------------------
Total                                100%             100%              100%
=============================================================================
Total ad pages                        618              674               640
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

Item 2. Properties
------------------

Location                                  Primary Use
--------                                  -----------

Office Space Leased:

   680 North Lake Shore Drive             This space serves as the
   Chicago, Illinois                      Company's corporate headquarters,
                                          and is used by all of the
                                          Company's operating groups,
                                          primarily Publishing and Playboy
                                          Online, and for executive and
                                          administrative personnel.

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

Item 3. Legal Proceedings
-------------------------

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


                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
----------------------------------------------------------------------------

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

Item 6. Selected Financial Data (1)
-----------------------------------
(in thousands, except per share amounts, number of employees and ad pages)

                                                 Fiscal Year  Fiscal Year  Fiscal Year  Fiscal Year  Six Months   Fiscal Year
                                                   Ended        Ended        Ended        Ended        Ended         Ended
                                                 12/31/01     12/31/00     12/31/99     12/31/98     12/31/97     6/30/97
---------------------------------------------------------------------------------------------------------------------------------
Selected financial data
Net revenues                                    $  291,226    $ 307,722    $ 347,817    $ 317,618    $ 149,541    $ 296,623
Interest expense, net                              (13,184)      (7,629)      (6,179)      (1,424)        (239)        (354)
Income (loss) from continuing operations
 before cumulative effect of change in
 accounting principle                              (29,323)     (47,626)      (5,568)       4,320        2,142       21,394
Net income (loss)                                  (33,541)     (47,626)      (5,335)       4,320        1,065       21,394
Basic income (loss) per common share
 Income (loss) from continuing
  operations before cumulative
  effect of change in accounting
  principle                                          (1.20)       (1.96)       (0.24)        0.21         0.10         1.05
 Net income (loss)                                   (1.37)       (1.96)       (0.23)        0.21         0.05         1.05
Diluted income (loss) per common share
 Income (loss) from continuing
  operations before
 cumulative effect of change
  in accounting principle                            (1.20)       (1.96)       (0.24)        0.21         0.10         1.03
 Net income (loss)                                   (1.37)       (1.96)       (0.23)        0.21         0.05         1.03
EBITDA (2)                                          39,198       23,875       58,722       39,267       17,255       41,519
Cash flows from operating activities                (7,945)     (31,150)      16,100      (11,110)      (3,736)       1,539
Cash flows from investing activities                (2,853)      (3,889)     (68,126)     (10,120)      (1,991)      (2,450)
Cash flows from financing activities             $  12,874    $  14,045    $  75,213    $  20,624    $   5,371    $    (224)
---------------------------------------------------------------------------------------------------------------------------------
At period end
Total assets                                     $ 426,240    $ 388,488    $ 429,402    $ 212,107    $ 185,947    $ 175,542
Long-term financing obligations                  $  78,017    $  94,328    $  75,000    $       -    $       -    $       -
Shareholders' equity                             $  81,525    $ 114,185    $ 161,281    $  84,202    $  78,683    $  76,133
Long-term financing obligations as a
 percentage of total capitalization                    49%         45%          32%           -%           -%           -%
Number of common shares outstanding
 Class A voting                                      4,864        4,859        4,859        4,749        4,749        4,749
 Class B nonvoting                                  19,666       19,407       19,288       15,868       15,775       15,636
Number of full-time employees                          610          686          780          758          684          666
---------------------------------------------------------------------------------------------------------------------------
Selected operating data
Playboy magazine ad pages                              618          674          640          601          273          558
Cash investments in Company-produced and
 licensed entertainment programming              $  37,254    $  33,061    $  35,262    $  25,902    $  14,359    $  30,747
Amortization of investments in
 Company-produced and licensed
 entertainment programming                       $  37,395    $  33,253    $  34,341  $    26,410    $  11,153    $  21,355
Playboy TV networks household
  units (at period end) (3)
 DTH                                                18,100       15,400       12,400        9,800        6,800        6,300
 Cable digital                                      10,300        3,200        1,300          200            -            -
 Cable analog addressable                            7,800       11,000       11,700       11,700       11,600       11,200
Movie networks household units
 (at period end) (3) (4)
 DTH                                                35,300            -            -            -            -            -
 Cable digital                                      25,300        8,400        3,900            -            -            -
 Cable analog addressable                           17,000       16,200       18,300            -            -            -
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ----------------------------------------------------------

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

RESULTS OF OPERATIONS

The following represents the results of operations of the Company for the periods indicated below (in millions, except per share amounts):


                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/01         12/31/00          12/31/99
-------------------------------------------------------------------------------------------------------------------
NET REVENUES
Entertainment
   Domestic TV networks                                                $    86.6        $    74.4        $    74.0
   International TV                                                         17.0             17.0             38.0
   Worldwide home video                                                      9.6              8.6             10.5
   Movies and other                                                          0.6              0.9              3.3
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                     113.8            100.9            125.8
-------------------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                        102.7            110.5            107.9
   Other domestic publishing                                                15.5             16.5             18.1
   International publishing                                                  9.9             12.9             11.1
-------------------------------------------------------------------------------------------------------------------
   Total Publishing                                                        128.1            139.9            137.1
-------------------------------------------------------------------------------------------------------------------
Playboy Online                                                              27.5             25.3             16.1
-------------------------------------------------------------------------------------------------------------------
Catalog                                                                     11.0             32.4             60.3
-------------------------------------------------------------------------------------------------------------------
Licensing Businesses                                                        10.8              9.2              8.5
-------------------------------------------------------------------------------------------------------------------
Total net revenues                                                     $   291.2        $   307.7        $   347.8
===================================================================================================================
NET LOSS
Entertainment
   Before programming expense                                          $    67.3        $    58.6        $    78.7
   Programming expense                                                     (37.4)           (33.3)           (34.3)
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                      29.9             25.3             44.4
-------------------------------------------------------------------------------------------------------------------
Publishing                                                                   1.8              6.9              6.0
-------------------------------------------------------------------------------------------------------------------
Playboy Online                                                             (21.7)           (25.2)            (9.1)
-------------------------------------------------------------------------------------------------------------------
Catalog                                                                     (0.4)               -              0.3
-------------------------------------------------------------------------------------------------------------------
Licensing Businesses                                                         2.6              0.9             (0.5)
------------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                     (19.7)           (20.9)           (27.1)
------------------------------------------------------------------------------------------------------------------
Total segment income (loss)                                                 (7.5)           (13.0)            14.0
Restructuring expenses                                                      (3.8)            (3.9)            (1.1)
Gain (loss) on disposals                                                    (0.9)            (3.0)             1.7
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                    (12.2)           (19.9)            14.6
-------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                         0.8              1.5              1.8
   Interest expense                                                        (14.0)            (9.1)            (8.0)
   Minority interest                                                        (0.7)            (0.1)            (0.1)
   Equity in operations of PTVI and other                                   (0.7)            (0.4)           (13.8)
   Playboy.com registration statement expenses                                 -             (1.6)               -
   Legal settlement                                                            -             (0.6)               -
   Other, net                                                               (1.5)            (1.2)            (0.9)
------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                                 (16.1)           (11.5)           (21.0)
------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes
   and cumulative effect of change in accounting principle                 (28.3)           (31.4)            (6.4)
Income tax benefit (expense)                                                (1.0)           (16.2)             0.9
-------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before cumulative
   effect of change in accounting principle                                (29.3)           (47.6)            (5.5)
Gain on disposal of discontinued operations (net of tax)                       -                -              0.2
-------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle            (29.3)           (47.6)            (5.3)
Cumulative effect of change in accounting principle (net of tax)            (4.2)                -                 -
-------------------------------------------------------------------------------------------------------------------
Net loss                                                               $   (33.5)       $   (47.6)        $   (5.3)
===================================================================================================================
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
Income (loss) before cumulative effect
   of change in accounting principle
     From continuing operations                                        $  (1.20)        $   (1.96)        $  (0.24)
     From discontinued operations (net of tax)                                 -                -             0.01
-------------------------------------------------------------------------------------------------------------------
Total                                                                     (1.20)            (1.96)           (0.23)
Cumulative effect of change in accounting principle (net of tax)          (0.17)                -                -
-------------------------------------------------------------------------------------------------------------------
Net loss                                                               $  (1.37)        $   (1.96)        $  (0.23)
===================================================================================================================


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

       Revenues from domestic TV networks for 2001 increased $12.2 million, or 16%, and profit contribution increased $9.8 million. These increases were primarily due to the Califa acquisition described above and a $4.9 million increase in Playboy TV revenues.

The Company's networks were available to the following approximate household units (in millions):

                                                    Dec. 31,   Dec. 31,
                                                        2001       2000
-----------------------------------------------------------------------
Playboy TV (1)
    DTH                                                 18.1       15.4
    Cable digital                                       10.3        3.2
    Cable analog addressable                             7.8       11.0

Movie Networks (1) (2)
    DTH                                                 35.3          -
    Cable digital                                       25.3        8.4
    Cable analog addressable                            17.0       16.2
-----------------------------------------------------------------------

(1) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of the Company's networks and/or multiple platforms (i.e. analog and digital) are available to that household.

(2) Includes The Hot Network, The Hot Zone and the Vivid TV networks from the Califa acquisition in July 2001.

       Revenues from the international TV business for 2001 were flat and profit contribution decreased $0.2 million. Lower revenues of $2.1 million due to the timing of library license fees from PTVI were offset by $2.1 million higher PTVI programming output payments. Although the Company and Claxson have, to date, funded their respective obligations with respect to PTVI, PTVI's independent auditors have expressed substantial doubt as to PTVI's ability to continue as a going concern in their opinion relating to PTVI's financial statements for the fiscal year ended December 31, 2001. The reasons cited as the basis for raising substantial doubt as to PTVI's ability to continue as a going concern are the potential inability of Claxson to make required capital contributions combined with PTVI's losses from operations. If Claxson does not make its share of capital contributions or PTVI continues to incur losses, the Company's future financial condition and operating results could be materially adversely affected.

       Revenues from the worldwide home video business for 2001 increased $1.0 million, or 11%, and profit contribution increased $1.4 million primarily due to $2.9 million of revenues recorded in the current year in accordance with SOP 00-2, Accounting by Producers or Distributors of Films, primarily related to the domestic business. These revenues were related to guarantees from a backlist distribution agreement that were recorded in prior years. Under the new rules of SOP 00-2, these previously recognized revenues were considered not yet earned and therefore were reversed and reported as part of a cumulative effect of change in accounting principle in the first quarter of 2001. The current year also reflected the impact of the absence of a domestic distributor in the third quarter. The Company's contract with its domestic distributor expired in June 2001 and a contract with a new distributor became effective in October 2001. Additionally, the current year reflected royalties related to a new continuity series deal.

       Both revenues and profit contribution from movies and other businesses for 2001 decreased $0.3 million, primarily due to lower sales of previously released movies combined with the timing of library license fees from PTVI.

       Programming expense increased $4.1 million in the current year primarily due to higher amortization for domestic TV networks of $2.9 million and international TV of $1.5 million, primarily related to the higher programming output payments from PTVI.

       The group's administrative expenses increased $1.7 million in the current year primarily due to higher performance-related variable compensation expense and increased staffing.

PUBLISHING GROUP

       Playboy magazine revenues decreased $7.8 million, or 7%, for 2001 principally due to 25% fewer U.S. and Canadian newsstand copies sold in the current year. Additionally, advertising revenues were $1.4 million lower due to fewer ad pages, partially offset by higher average net revenue per page. Advertising sales for the 2002 first quarter magazine issues are closed and the Company expects to report 5% lower ad revenues and 9% fewer ad pages compared to the 2001 quarter. These declines are largely the result of industry-wide softness. Philip Morris, a top advertiser to the Company, has announced that they will significantly reduce their overall spending on print advertising, including no pages in Playboy magazine for at least 2002. While this loss of revenues will have an adverse affect on the Company's financial performance, to mitigate this loss the Company continues to implement cost reduction measures and to focus on securing new advertisers, including from underdeveloped categories. Lower revenues from the rental of the magazine's subscriber list also contributed to the revenue decline, a trend the Company expects to continue.

       Revenues from other domestic publishing businesses decreased $1.0 million, or 6%, for 2001 compared to the prior year. This decline primarily reflected lower sales of special editions principally as a result of increased competition for shelf space and erotica on the Internet.

       International publishing revenues decreased $3.0 million, or 22%, primarily due to the Company's sale in July 2001 of a majority of VIPress, its Polish publishing joint venture, to its local management. As a result, the joint venture's results are no longer consolidated. Also contributing to the decline were lower royalties of $0.8 million from the Brazilian edition as a result of weak economic conditions in that country.

       The Publishing Group's segment income for 2001 decreased $5.1 million, or 74%, compared to the prior year primarily due to the lower Playboy magazine newsstand and special editions revenues combined with lower subscription profitability of $1.8 million. Partially offsetting the above were lower manufacturing costs of $1.5 million, principally related to a smaller Playboy magazine book size due in part to the fewer advertising pages, and lower editorial costs of $1.3 million. In 2002, the Company expects continued profitability of the Publishing Group.

PLAYBOY ONLINE GROUP

       Playboy Online Group revenues for 2001 increased $2.2 million, or 9%, to $27.5 million. Higher subscription revenues of $2.6 million and international revenues of $1.0 million, the latter as a result of licensing fees generated by the Company's new German and Korean joint ventures, drove the increase. Additionally, e-commerce revenues increased $0.8 million in spite of the sales of CCVideo.com in October 2000 and CCMusic.com in November 2001. Weaker advertising and sponsorship revenues of $2.2 million, an ongoing industry-wide trend, also affected the comparison. In spite of higher trademark and administrative fees to the parent company and write-offs for obsolete inventory, primarily related to the remerchandising of the sites, the segment loss decreased $3.5 million primarily due to cost-saving initiatives, including restructuring, in the current year. The Company is taking actions to achieve profitability for the group in 2002 by increasing efforts to convert visitors to purchasers and continuing to reduce expenses. The Company expects the restructuring and cost-saving initiatives to continue to favorably impact the financial performance of the Playboy Online Group.

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

LICENSING BUSINESSES GROUP

       Segment income for 2001 from the Licensing Businesses Group, formerly the Other Businesses Group, increased $1.7 million on a revenue increase of $1.6 million, or 16%. Growth in the Company's domestic licensed branded products business of $1.0 million combined with lower business development expenses of $0.8 million related to casino gaming opportunities were responsible for the increased performance. The Company expects to continue to add new domestic and international licensees in 2002, leading to further growth in the group's profitability.

       The Company believes that the greatest interest in the marketplace for Playboy branded casino-based entertainment centers is from licensing and marketing opportunities, as opposed to equity and management deals. Therefore, as part of its restructuring, the Company has combined the operations of casino gaming into licensing.

CORPORATE ADMINISTRATION AND PROMOTION

       Corporate Administration and Promotion expenses for 2001 decreased $1.2 million, or 6%, compared to the prior year. This improvement primarily reflects a reduction of expenses related to higher trademark fees of $1.5 million from the Playboy Online Group.

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

       For 2000, revenues from domestic TV networks increased $0.4 million, or 1%, and profit contribution increased $0.5 million, primarily due to the Spice acquisition. Also contributing were $1.5 million higher sales of programming to other networks and higher Playboy TV cable pay-per-view revenues of $1.0 million, primarily due to higher retail rates. These increases were mostly offset by $6.5 million lower Playboy TV DTH revenues, principally due to a significant decline in PrimeStar subscribers as a result of DirecTV's acquisition of PrimeStar in 1999. PrimeStar service was discontinued in September 2000.

The Company's networks were available to the following approximate household units (in millions):

                                                           Dec. 31,   Dec. 31,
                                                               2000       1999
------------------------------------------------------------------------------
Playboy TV (1)
    DTH                                                        15.4       12.4
    Cable digital                                               3.2        1.3
    Cable analog addressable                                   11.0       11.7

Movie Networks (1)
    Cable digital                                               8.4        3.9
    Cable analog addressable                                   16.2       18.3
------------------------------------------------------------------------------

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

     Profit contribution from movies and other businesses for 2000 decreased $2.1 million on a $2.4 million, or 72%, decrease in revenues primarily due to $1.5 million lower sales of previously released movies combined with $1.0 million lower library license fees from PTVI.

       Programming expense decreased $1.0 million in 2000 primarily due to the lower library license fees from PTVI and the lower sales of movies. Higher amortization for domestic TV networks of $4.1 million primarily offset the decrease.

       The group's administrative expenses decreased $2.1 million in 2000 primarily due to lower performance-related variable compensation expense.

PUBLISHING GROUP

       Playboy magazine revenues increased $2.6 million, or 2%, for 2000 compared to the prior year due to $4.5 million higher advertising revenues, due to both higher average net revenue per page and more ad pages. Partially offsetting the above were lower circulation revenues, due to both lower subscription revenues of $1.2 million and lower newsstand revenues of $0.6 million.

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

       The Publishing Group's segment income for 2000 increased $0.9 million, or 15%, compared to the prior year primarily due to the higher Playboy magazine advertising revenues, lower manufacturing costs of $1.4 million related to a reduction in print runs, lower legal and ancillary businesses expenses of $0.7 million each and lower performance-related variable compensation expense. Partially offsetting the above was $2.5 million lower Playboy magazine subscription profitability combined with higher editorial costs of $2.3 million and the lower special editions and Playboy magazine newsstand revenues.

PLAYBOY ONLINE GROUP

       Playboy Online Group revenues for 2000 were $25.3 million, an increase of $9.2 million, or 57%, compared to the prior year due to $7.7 million higher e-commerce revenues and $1.6 million higher subscription revenues. Contributing significantly to the higher e-commerce revenues was the integration of the Playboy and Spice direct commerce businesses with e-commerce effective October 1, 1999. Higher Playboy e-commerce revenues were offset by a decline in e-commerce revenues from Spice.

       The group reported a segment loss for 2000 of $25.2 million compared to $9.1 million in the prior year. This reflected planned higher expenses of $25.3 million, principally related to sales and marketing, administration and content and product development. The higher administrative expenses were due in part to trademark, content and administrative fees to the parent company.

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

CORPORATE ADMINISTRATION AND PROMOTION

       Corporate Administration and Promotion expenses for 2000 were $6.2 million, or 23%, lower than the prior year primarily reflecting planned lower marketing spending of $2.9 million and a $2.8 million reduction of expenses related to the trademark and administrative fees from the Playboy Online Group.

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

       Outstanding balances under the credit facility bear interest at rates equal to specified index rates plus margins that fluctuate based on the Company's leverage ratio. The term loans consist of two tranches, Tranche A and Tranche B, which currently bear interest at 3.00% and 4.25% margins, respectively, over the London Interbank Offering Rate ("LIBOR"). The Company is assessed a 0.5% commitment fee on the unused portion of the revolving credit facility. The weighted average interest rates as of December 31, 2001 were 5.11% and 6.37% for the Tranche A and Tranche B term loans, respectively, and 6.05% for the revolving credit facility. In May 2001, the Company entered into a two-year interest rate swap which effectively converted $45.0 million of floating rate debt to a fixed rate of 8.78%. The term loans began amortizing quarterly on March 31, 2001. The Tranche A term loan and the revolving credit facility both mature on March 15, 2004 and the Tranche B term loan matures on March 15, 2006.

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

       As previously discussed, PTVI's ability to finance its operations, including making library license and programming output payments to the Company, will depend principally on the ability of Claxson, the Company's venture partner, and also the Company to make capital contributions, until PTVI generates sufficient funds from operations. The maximum mandatory capital contributions by the partners is $100 million, of which $61.6 million has been contributed through December 31, 2001. Based on the Company's 19.9% equity interest in PTVI, the Company's remaining mandatory capital contributions obligation is $7.6 million. The Company is not contractually obligated to make capital contributions in excess of the maximum mandatory amount, even if Claxson fails to make its mandatory capital contributions. As of December 31, 2001, the Company's receivables from PTVI were $61.9 million, of which $50.0 million represents the noncurrent portion of the receivable which is offset by deferred revenue. Of the $11.9 million current portion of the receivable, $2.6 million was collected in the first quarter of 2002, and $7.5 million is not contractually due until September 2002 which is offset by deferred revenue. If PTVI is unable to make required payments to the Company in a timely manner, either because of Claxson's failure to fund its capital contribution obligations or otherwise, the Company may be required to take steps to address this by, among other things, restructuring the PTVI agreements, reducing operating expenses, seeking amendments to its credit facility or seeking additional capital. If these efforts are not successful, the Company's future financial condition and operating results could be materially adversely affected. See Note (C) Playboy TV International, LLC Joint Venture of Notes to Consolidated Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

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

       The Company prepared sensitivity analyses to determine the impact of a hypothetical one percentage point increase in interest rates. Based on its sensitivity analyses at December 31, 2001 and 2000, such a change in interest rates would affect the Company's annual consolidated operating results, financial position and cash flows by approximately $0.8 million and $0.9 million, respectively. As of December 31, 2001 and 2000, the Company had an interest rate swap agreement in place to effectively convert $45.0 million of its floating rate debt to a fixed rate of 8.78% and 9.21%, respectively, thereby significantly reducing its risk related to interest rate fluctuations.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

The following consolidated financial statements of the Company and supplementary data are set forth in this Form 10-K Annual Report as follows:

                                                                         Page
                                                                         ----
       Consolidated Statements of Operations - Fiscal Years
       Ended December 31, 2001, 2000 and 1999                              31

       Consolidated Balance Sheets - December 31, 2001 and 2000            32

       Consolidated Statements of Shareholders' Equity -
       Fiscal Years Ended December 31, 2001, 2000 and 1999                 33

       Consolidated Statements of Cash Flows - Fiscal Years
       Ended  December 31, 2001, 2000 and 1999                             34

       Notes to Consolidated Financial Statements                          35

       Report of Independent Auditors                                      56

       Report of Independent Accountants                                   57

       Report of Management                                                58

       The supplementary data regarding quarterly results of operations are set forth in Note (W) Quarterly Results of Operations (Unaudited) of Notes to Consolidated Financial Statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/01         12/31/00          12/31/99
-------------------------------------------------------------------------------------------------------------------
NET REVENUES                                                         $  291,226        $  307,722        $  347,817
-------------------------------------------------------------------------------------------------------------------
Costs and expenses
    Cost of sales                                                      (240,691)         (265,369)        (277,448)
    Selling and administrative expenses                                 (58,050)          (55,385)          (56,390)
    Restructuring expenses                                               (3,776)           (3,908)           (1,091)
    Gain (loss) on disposals                                               (955)           (2,924)            1,728
-------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                        (303,472)         (327,586)         (333,201)
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                 (12,246)          (19,864)           14,616
-------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
    Investment income                                                       786             1,519             1,798
    Interest expense                                                    (13,970)           (9,148)           (7,977)
    Minority interest                                                      (704)             (125)              (92)
    Equity in operations of PTVI and other                                 (746)             (375)         (13,871)
    Playboy.com registration statement expenses                                -           (1,582)                -
    Legal settlement                                                           -             (622)                -
    Other, net                                                           (1,447)           (1,202)             (904)
-------------------------------------------------------------------------------------------------------------------
       Total nonoperating expense                                       (16,081)          (11,535)         (21,046)
------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes
    and cumulative effect of change in accounting principle             (28,327)          (31,399)          (6,430)
Income tax benefit (expense)                                               (996)          (16,227)              862
-------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before cumulative
    effect of change in accounting principle                            (29,323)          (47,626)          (5,568)
Gain on disposal of discontinued operations (net of tax)                       -                -               233
-------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle         (29,323)          (47,626)          (5,335)
Cumulative effect of change in accounting principle (net of tax)         (4,218)                -                 -
-------------------------------------------------------------------------------------------------------------------
NET LOSS                                                              $ (33,541)       $  (47,626)       $  (5,335)
==================================================================================================================

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES OUTSTANDING                                          24,411           24,240            22,872
===================================================================================================================

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
Income (loss) before cumulative effect
    of change in accounting principle
       From continuing operations                                     $   (1.20)       $    (1.96)       $   (0.24)
       From discontinued operations (net of tax)                              -                 -              0.01
-------------------------------------------------------------------------------------------------------------------
Total                                                                     (1.20)            (1.96)           (0.23)
Cumulative effect of change in accounting principle (net of tax)          (0.17)                -                 -
-------------------------------------------------------------------------------------------------------------------
Net loss                                                              $   (1.37)       $    (1.96)       $   (0.23)
==================================================================================================================




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                     Dec. 31,              Dec. 31,
                                                                                         2001                  2000
-------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                          $    4,610            $    2,534
Marketable securities                                                                   3,182                 3,443
Receivables, net of allowance for doubtful accounts of
   $6,406 and $5,994, respectively                                                     41,846                45,075
Receivables from related parties                                                       12,417                 7,575
Inventories, net                                                                       13,962                20,700
Deferred subscription acquisition costs                                                12,111                12,514
Other current assets                                                                    7,857                 9,568
-------------------------------------------------------------------------------------------------------------------
     Total current assets                                                              95,985               101,409
-------------------------------------------------------------------------------------------------------------------
Receivables from related parties                                                       50,000                57,500
Property and equipment, net                                                            10,749                11,532
Programming costs                                                                      56,213                55,454
Goodwill, net of accumulated amortization of $7,349 and $4,761, respectively          112,338                87,260
Trademarks, net of accumulated amortization of $17,726 and $14,701, respectively       52,185                52,585
Distribution agreements acquired, net of accumulated amortization of $2,199            26,301                     -
Other noncurrent assets                                                                22,469                22,748
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $  426,240            $  388,488
===================================================================================================================

LIABILITIES
Financing obligations                                                              $    8,561            $    3,922
Financing obligations to related parties                                               15,000                 5,000
Acquisition liability                                                                  21,023                     -
Accounts payable                                                                       19,293                25,295
Accounts payable to related parties                                                       169                   718
Accrued salaries, wages and employee benefits                                           8,717                 8,915
Deferred revenues                                                                      47,913                41,898
Deferred revenues from related parties                                                  8,382                 4,397
Other liabilities and accrued expenses                                                 18,453                16,861
-------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                        147,511               107,006
-------------------------------------------------------------------------------------------------------------------
Financing obligations                                                                  73,017                89,328
Financing obligations to related parties                                                5,000                 5,000
Acquisition liability                                                                  41,079                     -
Deferred revenues from related parties                                                 44,350                50,875
Net deferred tax liabilities                                                            5,313                 4,679
Other noncurrent liabilities                                                           28,445                17,415
-------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                344,715               274,303
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Common stock, $0.01 par value
    Class A voting - 7,500,000 shares authorized; 4,864,102
      and 4,859,102 issued, respectively                                                   49                    49
    Class B nonvoting - 30,000,000 shares authorized; 19,930,142
      and 19,647,048 issued, respectively                                                 199                   196
Capital in excess of par value                                                        123,090               120,519
Accumulated deficit                                                                  (36,925)               (3,384)
Unearned compensation restricted stock                                                 (3,019)               (2,713)
Accumulated other comprehensive loss                                                  (1,869)                 (482)
------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                        81,525               114,185
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                         $  426,240            $  388,488
===================================================================================================================



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                      Retained   Unearned    Accumulated
                                    Class A    Class B   Capital in   Earnings   Comp.       Other
                                    Common     Common    Excess of    (Accum.    Restricted  Comprehensive    Treasury
                                     Stock     Stock     Par Value    Deficit)   Stock       Income (Loss)    Stock       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998         $  50      $  171    $ 44,860    $  49,577    $ (3,716)   $    (169)      $(6,571)   $ 84,202
Net loss                                 -           -           -      (5,335)          -            -              -     (5,335)
Shares issued, vested or
  forfeited under stock
  plans, net                             2           6       5,454           -          92            -             35      5,589
Shares issued related to the
  Spice acquisition                      -          18      47,505           -           -            -            906     48,429
Shares issued in public equity
  offering                               -           9      24,541           -           -            -              -     24,550
Cancellation of treasury stock          (3)         (8)     (5,619)          -           -            -          5,630          -
Income tax benefit related to
  stock plans                            -           -       3,596           -           -            -              -      3,596
Other comprehensive income               -           -           -           -           -          250              -        250
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999            49         196     120,337      44,242      (3,624)          81              -     161,281
Net loss                                 -           -          -      (47,626)          -            -              -     (47,626)
Shares issued, vested or
  forfeited  under stock
  plans, net                             -           -        510            -         911            -              -       1,421
Other comprehensive loss                 -           -          -            -           -         (563)             -        (563)
Other                                    -           -       (328)           -           -            -              -        (328)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000            49         196    120,519       (3,384)     (2,713)        (482)             -     114,185
Net loss                                 -           -          -      (33,541)          -            -              -     (33,541)
Shares issued, vested or
  forfeited under stock
  plans, net                             -           3      2,504            -        (306)           -              -       2,201
Other comprehensive loss                 -           -          -            -           -       (1,631)             -      (1,631)
Disposal                                 -           -          -            -           -          244              -         244
Other                                    -           -         67            -           -            -              -          67
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001         $  49      $ 199    $123,090     $(36,925)    $(3,019)    $ (1,869)        $    -    $ 81,525
====================================================================================================================================


Comprehensive income (loss) was as follows:

                                        Fiscal Year Fiscal Year Fiscal Year
                                              Ended       Ended      Ended
                                           12/31/01    12/31/00   12/31/99
--------------------------------------------------------------------------
Net loss                                  $ (33,541)  $(47,626)  $  (5,335)
Unrealized gain (loss)
   on marketable securities                   (350)       (533)        388
Derivative loss                             (1,184)          -           -
Foreign currency translation loss              (97)        (30)       (138)
--------------------------------------------------------------------------
Total other comprehensive income (loss)     (1,631)       (563)        250
--------------------------------------------------------------------------
Comprehensive loss                       $ (35,172)   $(48,189)  $  (5,085)
==========================================================================


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                        Fiscal Year     Fiscal Year       Fiscal Year
                                                                           Ended           Ended             Ended
                                                                         12/31/01        12/31/00           12/31/99
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                $(33,541)        $(47,626)          $(5,335)
Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities
     Depreciation of property and equipment                                3,897            3,561             2,055
     Amortization of intangible assets                                    10,612            8,097             6,295
     Equity in operations of PTVI and other                                  746              375            13,871
     (Gain) loss on disposals                                                955            2,924           (1,728)
     Cumulative effect of change in accounting principle                   4,218                -                 -
     Deferred income taxes                                                   634           12,950           (6,663)
     Income tax benefit related to stock plans                                 -                -             3,596
     Amortization of investments in entertainment programming             37,395           33,253            34,341
     Changes in current assets and liabilities
       Receivables                                                         5,822           (3,305)            5,604
       Receivables from related parties                                   (4,458)           4,832            (9,342)
       Inventories                                                         3,468           (1,129)            1,854
       Deferred subscription acquisition costs                               403            1,065            (2,009)
       Other current assets                                                  944            1,797             2,378
       Accounts payable                                                   (6,587)          (7,024)              128
       Accounts payable to related parties                                  (549)          (1,972)            2,690
       Accrued salaries, wages and employee benefits                        (486)              76             2,815
       Deferred revenues                                                   1,122             (456)              707
       Deferred revenues from related parties                              3,985           (2,128)            6,525
       Acquisition liability interest                                      3,777                -                 -
       Other liabilities and accrued expenses                              1,034            3,634              (598)
                                                                         --------         --------           --------
         Net change in current assets and liabilities                      8,475           (4,610)           10,752
                                                                         --------         --------           --------
     (Increase) decrease in receivables from related parties               6,525            4,350           (54,375)
     Investments in entertainment programming                            (37,254)         (33,061)          (35,262)
     Increase in trademarks                                               (2,625)          (7,080)           (6,690)
     Increase in other noncurrent assets                                    (173)            (384)           (1,722)
     Increase (decrease) in deferred revenues from related parties        (6,525)          (4,350)           55,225
     Increase (decrease) in other noncurrent liabilities                    (737)            (160)            1,188
     Other, net                                                             (547)             611               552
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                      (7,945)         (31,150)           16,100
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                                                   (935)          (1,152)          (64,820)
Proceeds from disposals                                                    3,276            5,384            13,573
Additions to property and equipment                                       (3,233)          (5,265)           (2,702)
Funding of equity interests                                               (1,875)          (2,238)          (12,069)
Purchase of marketable securities                                            (89)            (866)           (2,171)
Other, net                                                                     3              248                63
-------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                    (2,853)          (3,889)          (68,126)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net proceeds from sale of Playboy.com Series A Preferred Stock            13,066                -                 -
Proceeds from financing obligations                                       10,000           10,000           110,000
Repayment of financing obligations                                        (3,922)         (15,000)          (20,000)
Net proceeds from (payments on) revolving credit facility                 (7,750)          18,250           (29,750)
Net proceeds from public equity offering                                       -                -            24,550
Payment of debt assumed in acquisition                                         -                -           (10,471)
Deferred financing fees                                                     (454)            (590)           (4,669)
Proceeds from stock plans                                                  2,141            1,385             5,553
Other, net                                                                  (207)               -                 -
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 12,874           14,045            75,213
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       2,076          (20,994)           23,187
Cash and cash equivalents at beginning of year                             2,534           23,528               341
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $   4,610         $  2,534         $  23,528
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

The Company is scheduled to make the base payments and any performance-based payments as follows (in thousands):

Year Ended December 31
-----------------------------------------------------------------------------
2001 (1)                                                            $  17,000
2002 (2)                                                                7,750
2003                                                                    9,500
2004                                                                    8,000
2005                                                                    8,000
2006                                                                    8,000
2007                                                                    8,000
2008                                                                    1,000
2009                                                                    1,000
2010                                                                    1,000
2011                                                                      750
-----------------------------------------------------------------------------
Total base payments                                                    70,000
=============================================================================
2003                                                                    5,000
2004                                                                    7,000
-----------------------------------------------------------------------------
Total performance-based payments                                    $  12,000
=============================================================================

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

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition occurred on January 1, 2000 (in thousands, except per share amounts):

                                                     Dec. 31,          Dec. 31,
                                                         2001              2000
-------------------------------------------------------------------------------
Net revenues                                       $  298,242        $  321,438
Loss before cumulative effect of change
   in accounting principle                            (32,835)          (54,997)
Net loss                                              (37,053)          (55,150)
Basic and diluted EPS
   Loss before cumulative effect of
       change in accounting principle                   (1.35)            (2.27)
   Net loss                                        $    (1.52)       $    (2.28)
------------------------------------------------------------------------------

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

       In 2001, 2000 and 1999, the Company recognized revenues from PTVI of $17.0 million, $17.0 million and $35.2 million, respectively, and pre-tax income, including the Company's equity in the results of PTVI's operations, of $8.7 million, $10.7 million and $13.8 million, respectively. Amounts related to PTVI are reflected in the Company's Consolidated Balance Sheets as follows (in thousands):

                                                         Dec. 31,      Dec. 31,
                                                             2001          2000
------------------------------------------------------------------------------
Current receivables from related parties               $  11,935      $  7,397
Noncurrent receivables from related parties               50,000        57,500
Accounts payable to related parties                          169           718
Current deferred revenues from related parties             6,525         4,350
Noncurrent deferred revenues from related parties      $  44,350      $ 50,875
------------------------------------------------------------------------------

Summarized financial information for PTVI for the periods indicated, which has been derived from PTVI audited financial statements, is presented below (in thousands):

                                                    Dec. 31,          Dec. 31,
                                                        2001              2000
------------------------------------------------------------------------------
 Current assets                                    $  15,733         $  28,713
 Noncurrent assets                                    66,473            61,902
Current liabilities                                   19,352            12,909
 Noncurrent liabilities                            $  45,700         $  45,039
 -----------------------------------------------------------------------------

                                   Dec. 31,         Dec. 31,          Dec. 31,
                                       2001             2000             1999(1)
------------------------------------------------------------------------------
 Revenues                        $   33,669        $  28,300         $   9,368
 Gross profit                         7,648            9,766             4,418
 Net loss                        $ (19,455)        $  (9,935)        $  (3,029)
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

(F)    INCOME TAXES

The income tax provision (benefit) consisted of the following (in thousands):

                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/01         12/31/00          12/31/99
-------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                             $       -        $       -         $       -
   State                                                                     120              388               740
   Foreign                                                                   242            2,889             1,591
-------------------------------------------------------------------------------------------------------------------
     Total current                                                           362            3,277             2,331
-------------------------------------------------------------------------------------------------------------------
Deferred:
   Federal                                                                   576           12,640            (8,690)
   State                                                                      58              310            (1,309)
   Foreign                                                                     -                -                 -
-------------------------------------------------------------------------------------------------------------------
     Total deferred                                                          634           12,950            (9,999)
------------------------------------------------------------------------------------------------------------------
Benefit of stock compensation recorded
   in capital in excess of par value                                           -                -             3,596
Benefit of pre-acquisition losses recorded
   in goodwill                                                                 -                -             3,336
-------------------------------------------------------------------------------------------------------------------
Total income tax provision (benefit)                                   $     996        $  16,227         $    (736)
==================================================================================================================
Income tax provision (benefit) applicable to:
   Continuing operations                                               $     996        $  16,227         $    (862)
   Discontinued operations                                                     -                -               126
-------------------------------------------------------------------------------------------------------------------
Total income tax provision (benefit)                                   $     996        $  16,227         $    (736)
===================================================================================================================

       The U.S. statutory tax rate applicable to the Company for each of 2001, 2000 and 1999 was 35%. The income tax provision (benefit) from continuing operations differed from a benefit computed at the U.S. statutory tax rate as follows (in thousands):

                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/01         12/31/00          12/31/99
--------------------------------------------------------------------------------------------------------------------
Statutory rate tax benefit                                             $  (9,914)       $ (10,990)        $  (2,251)
Increase (decrease) in taxes resulting from:
   Foreign income and withholding tax on licensing income                    242            2,889             1,591
   State income taxes                                                        178              698              (569)
   Nondeductible expenses                                                    673              658               903
   Increase in valuation allowance                                         9,902           24,142                 -
   Tax benefit of foreign taxes paid or accrued                              (85)          (1,013)             (516)
   Other                                                                       -             (157)              (20)
--------------------------------------------------------------------------------------------------------------------
Total income tax provision (benefit)
   from continuing operations                                          $     996        $  16,227         $    (862)
====================================================================================================================

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

The significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 2000 and 2001 are presented below (in thousands):

                                                                        Dec. 31,              Net          Dec. 31,
                                                                            2000           Change              2001
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Net operating loss carryforwards                                    $  16,629        $   9,848         $  26,477
   Capital loss carryforwards                                              8,914             (890)            8,024
   Tax credit carryforwards                                               12,256           (1,555)           10,701
   Temporary difference related to PTVI                                    8,869              289             9,158
   Other deductible temporary differences                                 16,225            1,867            18,092
-------------------------------------------------------------------------------------------------------------------
     Total deferred tax assets                                            62,893            9,559            72,452
     Valuation allowance                                                 (45,044)          (9,544)          (54,588)
-------------------------------------------------------------------------------------------------------------------
       Deferred tax assets                                                17,849               15            17,864
-------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred subscription acquisition costs                                (5,803)             233            (5,570)
   Intangible assets                                                     (12,982)           1,426           (11,556)
   Other taxable temporary differences                                    (3,743)          (2,308)           (6,051)
-------------------------------------------------------------------------------------------------------------------
       Deferred tax liabilities                                          (22,528)            (649)          (23,177)
-------------------------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                           $  (4,679)        $   (634)        $  (5,313)
===================================================================================================================

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

(J)      MARKETABLE SECURITIES

Marketable securities, primarily purchased in connection with the Company's deferred compensation plans, consisted of the following (in thousands):

                                                     Dec. 31,          Dec. 31,
                                                         2001              2000
-------------------------------------------------------------------------------
Cost of marketable securities                       $   3,709         $   3,620
Gross unrealized holding gains                             10                17
Gross unrealized holding losses                          (537)             (194)
-------------------------------------------------------------------------------
Fair value of marketable securities                 $   3,182         $   3,443
===============================================================================

       There were no proceeds from the sale of marketable securities for 2001, 2000 and 1999 respectively, and therefore no gains or losses were realized. Included in "Total other comprehensive income (loss)" for 2001 and 2000 were net unrealized holding losses of $0.4 million and $0.5 million, respectively, and a net unrealized holding gain of $0.4 million in 1999.

(K)    INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

                                                     Dec. 31,          Dec. 31,
                                                         2001              2000
-------------------------------------------------------------------------------
Paper                                               $   5,189         $   6,432
Editorial and other prepublication costs                6,140             6,987
Merchandise finished goods                              2,633             7,281
-------------------------------------------------------------------------------
Total inventories, net                              $  13,962         $  20,700
===============================================================================

(L)    ADVERTISING COSTS

       At December 31, 2001 and 2000, advertising costs of $6.8 million and $7.4 million, respectively, were deferred and included in "Deferred subscription acquisition costs" and "Other current assets." For 2001, 2000 and 1999, the Company's advertising expense was $39.2 million, $47.0 million and $53.5 million, respectively.

(M)    PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

                                                     Dec. 31,          Dec. 31,
                                                         2001              2000
-------------------------------------------------------------------------------
Land                                                $     292        $      292
Buildings and improvements                              8,623             8,512
Furniture and equipment                                16,289            15,420
Leasehold improvements                                  9,927             9,950
Software                                                5,918             4,075
-------------------------------------------------------------------------------
Total property and equipment                           41,049            38,249
Accumulated depreciation                              (30,300)          (26,717)
-------------------------------------------------------------------------------
Total property and equipment, net                   $  10,749         $  11,532
===============================================================================

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

(O)    FINANCING OBLIGATIONS

Financing obligations consisted of the following (in thousands):

                                                                                         Dec. 31,          Dec. 31,
                                                                                             2001              2000
-------------------------------------------------------------------------------------------------------------------
Short-term financing obligations to related parties:
   Interest at 10.50%                                                                   $   5,000         $       -
   Interest at 12.00%                                                                       5,000             5,000
   Interest at 8.00%                                                                        5,000                 -
-------------------------------------------------------------------------------------------------------------------
Total short-term financing obligations to related parties                               $  15,000         $   5,000
===================================================================================================================
Long-term financing obligations:
   Tranche A term loan, interest at 5.11% and 10.25% at
     December 31, 2001 and 2000, respectively                                           $  12,136         $  15,333
   Tranche B term loan, weighted average interest of 6.37%
     and 10.75% at December 31, 2001 and 2000, respectively                                58,942            59,667
   Revolving credit facility, weighted average interest of 6.05%
     and 11.03% at December 31, 2001 and 2000, respectively                                10,500            18,250
-------------------------------------------------------------------------------------------------------------------
Total long-term financing obligations                                                      81,578            93,250
Less current maturities                                                                    (8,561)          (3,922)
------------------------------------------------------------------------------------------------------------------
Long-term financing obligations                                                         $  73,017         $  89,328
===================================================================================================================
Long-term financing obligations to related parties, interest at
   9.00% and 10.50% at December 31, 2001 and 2000, respectively                         $   5,000         $   5,000
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

Rent expense was as follows (in thousands):

                                 Fiscal Year      Fiscal Year       Fiscal Year
                                       Ended            Ended             Ended
                                    12/31/01         12/31/00          12/31/99
-------------------------------------------------------------------------------
Minimum rent expense                $ 15,406         $ 15,165          $ 13,698
Sublease income                       (1,372)            (395)                -
-------------------------------------------------------------------------------
Net rent expense                    $ 14,034         $ 14,770          $ 13,698
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

       At December 31, 2001, a total of 1,005,015 shares of Class B stock were available for future grants under the various stock plans combined. Stock option transactions are summarized as follows:


 Stock Options Outstanding
 ------------------------------------------------------------------------------------------------------------------
                                                                                                Weighted Average
                                                                      Shares                     Exercise Price
-------------------------------------------------------------------------------------------------------------------
                                                              Class A        Class B        Class A         Class B
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998                              115,000      1,521,500         $ 6.72         $ 10.29
Granted                                                             -      1,008,000              -           23.67
Exercised                                                    (110,000)      (578,500)          6.69            7.90
Canceled                                                            -       (115,500)             -           17.89
------------------------------------------------------------------------------------
Outstanding at December 31, 1999                                5,000      1,835,500           7.38           17.91
Granted                                                             -        367,500              -           21.42
Exercised                                                           -       (109,335)             -           10.44
Canceled                                                            -       (252,250)             -           20.33
------------------------------------------------------------------------------------
Outstanding at December 31, 2000                                5,000      1,841,415           7.38           18.72
Granted                                                             -        537,000              -           12.28
Exercised                                                      (5,000)      (235,779)          7.38            8.27
Canceled                                                            -        (77,500)             -           16.77
------------------------------------------------------------------------------------
Outstanding at December 31, 2001                                    -      2,065,136         $    -          $18.31
===================================================================================================================

The following table summarizes information regarding stock options at December 31, 2001:


                                                     Options Outstanding                    Options Exercisable
                                        -------------------------------------------    ----------------------------
                                                           Weighted        Weighted                        Weighted
                                                            Average         Average                         Average
Range of                                     Number       Remaining        Exercise          Number        Exercise
Exercise Prices                         Outstanding            Life           Price     Exercisable           Price
-------------------------------------------------------------------------------------------------------------------
Class B
$8.25-$16.00                                997,886            6.78          $12.25         466,844         $ 12.40
16.72-21.00                                 521,000            6.90           20.70         494,125           20.91
$24.13-$31.50                               546,250            7.29           27.11         207,750           25.17
-------------------------------------------------------------------------------------------------------------------
Total Class B                             2,065,136            6.95          $18.31       1,168,719         $ 18.27
-------------------------------------------------------------------------------------------------------------------

       The weighted average exercise prices for Class A and Class B exercisable options at December 31, 1999 were $7.38 and $12.47, respectively, and at December 31, 2000 were $7.38 and $14.68, respectively.

The following table summarizes transactions related to restricted stock awards:

Restricted Stock Awards Outstanding                                                                         Class B
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998                                                                            330,622
Awarded                                                                                                      26,250
Vested                                                                                                            -
Canceled                                                                                                    (49,374)
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999                                                                            307,498
Awarded                                                                                                      25,750
Vested                                                                                                            -
Canceled                                                                                                    (93,124)
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000                                                                            240,124
Awarded                                                                                                      45,000
Vested                                                                                                            -
Canceled                                                                                                    (21,250)
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2001                                                                            263,874
===================================================================================================================

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

The following pro forma information presents the Company's net loss and basic and diluted EPS assuming compensation expense for these options had been determined consistent with Statement 123 (in thousands, except per share amounts):


                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/01         12/31/00         12/31/99
------------------------------------------------------------------------------------------------------------------
Net loss
   As reported                                                         $(33,541)        $ (47,626)        $ (5,335)
   Pro forma                                                            (37,716)          (51,963)         (10,121)

Basic and Diluted EPS
   As reported                                                            (1.37)            (1.96)           (0.23)
   Pro forma                                                           $  (1.55)        $   (2.14)        $  (0.44)
------------------------------------------------------------------------------------------------------------------

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/01         12/31/00          12/31/99
-------------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                     4.98%            6.27%             4.86%
Expected stock price volatility                                            49.70%           46.10%            44.11%
Expected dividend yield                                                        -                -                 -
-------------------------------------------------------------------------------------------------------------------

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

(T)    CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for interest and income taxes was as follows (in thousands):

                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/01         12/31/00          12/31/99
-------------------------------------------------------------------------------------------------------------------
Interest                                                               $   8,730        $   8,281         $   7,706
Income taxes                                                           $     782        $   1,728         $   2,756
-------------------------------------------------------------------------------------------------------------------

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

The following table represents financial information by reportable segment (in thousands):

                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/01         12/31/00          12/31/99
-------------------------------------------------------------------------------------------------------------------
Net revenues (1)
Entertainment                                                         $  113,833        $ 100,955        $  125,783
Publishing                                                               128,139          139,870           137,062
Playboy Online                                                            27,499           25,291            16,104
Catalog                                                                   10,986           32,360            60,335
Licensing Businesses                                                      10,769            9,246             8,533
-------------------------------------------------------------------------------------------------------------------
Total                                                                 $  291,226        $ 307,722        $  347,817
===================================================================================================================

Loss from continuing operations before income taxes and
   cumulative effect of change in accounting principle
Entertainment                                                         $   29,921        $  25,287        $   44,375
Publishing                                                                 1,776            6,881             5,977
Playboy Online                                                           (21,673)         (25,199)           (9,066)
Catalog                                                                     (453)              54               256
Licensing Businesses                                                       2,614              887              (436)
Corporate Administration and Promotion                                   (19,700)         (20,942)          (27,127)
Restructuring expenses                                                    (3,776)          (3,908)           (1,091)
Gain (loss) on disposals                                                    (955)          (2,924)            1,728
Investment income                                                            786            1,519             1,798
Interest expense                                                         (13,970)          (9,148)           (7,977)
Minority interest                                                           (704)            (125)              (92)
Equity in operations of PTVI and other                                      (746)            (375)          (13,871)
Playboy.com registration statement expenses                                    -           (1,582)                -
Legal settlement                                                               -             (622)                -
Other, net                                                                (1,447)          (1,202)             (904)
------------------------------------------------------------------------------------------------------------------
Total                                                                 $  (28,327)        $(31,399)       $   (6,430)
==================================================================================================================

EBITDA
Entertainment                                                         $   75,506        $  64,307        $   83,557
Publishing                                                                 2,336            7,498             6,570
Playboy Online                                                           (19,693)         (23,497)           (9,037)
Catalog                                                                     (427)             180               500
Licensing Businesses                                                       2,823            1,084              (271)
Corporate Administration and Promotion                                  ( 16,616)         (18,865)          (23,234)
Restructuring expenses                                                    (3,776)          (3,908)           (1,091)
Gain (loss) on disposals                                                    (955)          (2,924)            1,728
-------------------------------------------------------------------------------------------------------------------
Total                                                                 $   39,198        $  23,875        $   58,722
===================================================================================================================
Depreciation and amortization (2) (3)
Entertainment                                                         $   45,585        $  39,020        $   39,182
Publishing                                                                   560              617               593
Playboy Online                                                             1,980            1,702                29
Catalog                                                                       26              126               244
Licensing Businesses                                                         209              197               165
Corporate Administration and Promotion                                     3,544            3,249             2,478
-------------------------------------------------------------------------------------------------------------------
Total                                                                 $   51,904        $  44,911        $   42,691
===================================================================================================================
Identifiable assets (2) (4)
Entertainment                                                         $  317,848        $ 267,142        $  281,167
Publishing                                                                49,219           56,191            51,273
Playboy Online                                                             4,463            7,675             4,739
Catalog                                                                    1,244            3,797            13,784
Licensing Businesses                                                       4,732            5,003             7,082
Corporate Administration and Promotion                                    48,734           48,680            71,357
-------------------------------------------------------------------------------------------------------------------
Total                                                                 $  426,240        $ 388,488        $  429,402
===================================================================================================================

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

(V)    RELATED PARTY TRANSACTIONS

       In 1971, the Company purchased the Mansion in Holmby Hills, California, where the Company's founder, Hugh M. Hefner, lives. The Mansion is used for various corporate activities, including serving as a valuable location for video production, magazine photography, online events, business meetings, enhancing the Company's image, charitable functions and a wide variety of other promotional and marketing activities. The Mansion generates substantial publicity and recognition which increase public awareness of the Company and its products and services. Mr. Hefner pays rent to the Company for that portion of the Mansion used exclusively for his and his personal guests' residence as well as the value of meals, beverages and other benefits received by him and his personal guests. The Mansion is included in the Company's Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000 at a cost, including all improvements and after accumulated depreciation, of approximately $2.0 million and $2.1 million, respectively. The operating expenses of the Mansion, including depreciation and taxes, were approximately $3.2 million, $3.2 million and $3.6 million for 2001, 2000 and 1999, respectively, net of rent received from Mr. Hefner. The sum of the rent and other benefits payable for 2001 was estimated by the Company to be $1.3 million, and Mr. Hefner paid that amount during 2001. The actual rent and other benefits payable for 2000 and 1999 were $1.1 million and $0.9 million, respectively.

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

       The Company also has material related party transactions with PTVI. See Note (C) Playboy TV International, LLC Joint Venture.

(W)    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for 2001 and 2000 (in thousands, except per share amounts):


                                                                      Quarters Ended
                                                       -----------------------------------------------
2001                                                      Mar. 31      June 30    Sept. 30     Dec. 31         Year
-------------------------------------------------------------------------------------------------------------------
Net revenues                                            $  66,319   $   72,819  $   74,115   $  77,973   $  291,226
Operating income (loss)                                    (4,990)      (4,736)      2,546      (5,066)     (12,246)
Net loss                                                  (11,794)      (7,970)     (2,088)    (11,689)     (33,541)
Basic and diluted EPS                                       (0.49)       (0.32)      (0.09)      (0.47)  $    (1.37)
Common stock price
   Class A high                                             12.07        14.35       16.51       14.84
   Class A low                                               8.38         8.70        9.82       10.00
   Class B high                                             13.49        16.89       19.75       17.23
   Class B low                                          $    9.75   $     9.63  $    11.11   $   11.72
-------------------------------------------------------------------------------------------------------------------

                                                                      Quarters Ended
                                                       -----------------------------------------------
2000                                                      Mar. 31      June 30    Sept. 30     Dec. 31         Year
-------------------------------------------------------------------------------------------------------------------
Net revenues                                            $  73,103   $   77,182  $   77,890   $  79,547   $  307,722
Operating loss                                             (6,314)      (5,808)     (4,746)     (2,996)     (19,864)
Net loss                                                   (6,235)      (5,883)     (6,506)    (29,002)     (47,626)
Basic and diluted EPS                                       (0.26)       (0.24)      (0.27)      (1.19)  $    (1.96)
Common stock price
   Class A high                                             24.94        16.81       15.00       13.31
   Class A low                                              15.81        10.25       10.88        8.25
   Class B high                                             29.50        20.13       16.00       14.88
   Class B low                                          $   18.38   $    11.38  $    11.88   $    9.44
-------------------------------------------------------------------------------------------------------------------

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  Certain Documents Filed as Part of the Form 10-K

     Financial Statements of the Company and supplementary data following are
     as set forth under Part II. Item 8. of this Form 10-K Annual Report:                                      Page
                                                                                                               ----

         Consolidated Statements of Operations - Fiscal Years Ended
         December 31, 2001, 2000 and 1999                                                                        31

         Consolidated Balance Sheets - December 31, 2001 and 2000                                                32

         Consolidated Statements of Shareholders' Equity - Fiscal Years Ended
         December 31, 2001, 2000 and 1999                                                                        33

         Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 2001,
         2000 and 1999                                                                                           34

         Notes to Consolidated Financial Statements                                                              35

         Report of Independent Auditors                                                                          56

         Report of Independent Accountants                                                                       57

         Report of Management                                                                                    58

         Schedule II - Valuation and Qualifying Accounts                                                         68

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

                                             PLAYBOY ENTERPRISES, INC.


April 15, 2002                               By s/Linda Havard
                                                --------------------------------
                                                     Linda G. Havard
                                                     Executive Vice President,
                                                     Finance and Operations,
                                                     and Chief Financial Officer
                                                     (Authorized Officer)


                                 EXHIBIT INDEX
                                 -------------

       All agreements listed below may have additional exhibits which are not attached. All such exhibits are available upon request, provided the requesting party shall pay a fee for copies of such exhibits, which fee shall be limited to the Company's reasonable expenses incurred in furnishing these documents.

Exhibit                                                           Sequentially
Number            Description                                    Numbered Page
-------           -----------                                    -------------

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

          a SKYNET Transponder Service Agreement dated March 1, 2001 between Playboy Entertainment Group, Inc. and LORAL SKYNET (incorporated by reference to Exhibit 10.1 from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001 (the "March 31, 2001 Form 10-Q"))
          @b SKYNET Transponder Service Agreement dated February 8, 1999 by and between Califa Entertainment Group, Inc. and LORAL SKYNET
          @c Transfer of Service Agreement dated February 22, 2002 between Califa Entertainment Group, LORAL SKYNET and Spice Hot Entertainment, Inc.
          @d Amendment One to the Transponder Service Agreement between Spice Hot Entertainment, Inc. and LORAL SKYNET dated February 28, 2002

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

10.11    Los Angeles Offices Lease Documents

         a Office Lease dated as of July 25, 1991 between Playboy Enterprises, Inc. and Beverly Mercedes Place, Ltd. (incorporated by reference to Exhibit 10.6(c) from the 1991 Form 10-K)
         @b       Amendment to July 25, 1991 Lease dated October
                  10, 1991
         c Amendment to July 25, 1991 Lease dated September 12, 1996 (incorporated by reference to Exhibit 10.19(c) from the 1996 Form 10-K)
         d Amendment to July 25, 1991 Lease between Playboy Enterprises, Inc. and Star Property Fund, L.P. dated March 16, 2001 (incorporated by reference to Exhibit 10.3 from the June 30, 2001 Form 10-Q)
         e Office Lease dated January 6, 1999 between 5055 Wilshire Limited Partnership and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.24(d) from the 1998 Form 10-K)
         @f       First Amendment to January 6, 1999 Lease dated
                  November 2, 2001


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

         @a Form of Severance Agreement by and between Playboy Enterprises, Inc. and each of Michael Carr, James English, Linda Havard, Christie Hefner, Martha Lindeman, Richard Rosenzweig, Howard Shapiro and Alex Vaickus
         b Letter Agreement dated November 30, 2000 regarding employment of Michael Carr
         c Letter Agreement dated December 30, 2000 regarding employment of James English

         (items (b) and (c) incorporated by reference to Exhibits 10.28(f) and (g), respectively, from the 2000 Form 10-K)

@21      Subsidiaries

+23.1    Consent of Ernst & Young LLP                                         69

+23.2    Consent of PricewaterhouseCoopers LLP                                70

+23.3    Consent of Deloitte & Touche LLP                                     71

@99      Playboy TV International, LLC Joint Venture financial
         statements for the year ended December 31, 2001
-------------------
*       Indicates management compensation plan
# Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC
& Certain information omitted pursuant to a request for confidential treatment filed separately with the SEC
@       Filed with the SEC on March 21, 2002 in connection with the Form 10-K
+       Filed herewith


PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
============================================================================================================================
              COLUMN A                      COLUMN B                   COLUMN C                COLUMN D          COLUMN E
----------------------------------------------------------------------------------------------------------------------------
                                                                      Additions
                                                            ----------------------------
                                            Balance at      Charged to       Charged to                         Balance at
                                            Beginning       Costs and          Other                                End
                  Description               of Period        Expenses         Accounts        Deductions         of Period
---------------------------------------     ----------      -----------     -----------       ----------        ------------
Allowance deducted in the balance sheet
  from the asset to which it applies:

Fiscal Year Ended December 31, 2001:

  Allowance for doubtful accounts         $    15,994       $       584      $    1,690(a)     $   11,862(b)    $     6,406
                                          ===========       ===========      ===========       ==========       ===========

  Allowance for returns                   $    28,815       $         -      $   52,698(c)     $   50,999(d)    $    30,514
                                          ===========       ===========      ===========       ==========       ===========

  Deferred tax asset valuation allowance  $    45,044       $     9,544(e)   $        -        $        -       $    54,588
                                          ===========       ==========       ===========       ==========       ===========

Fiscal Year Ended December 31, 2000:

  Allowance for doubtful accounts         $    17,970       $       723      $    1,108(a)     $   3,807(b)    $     15,994
                                          ===========       ===========      ===========       ==========       ===========

  Allowance for returns                   $    21,295       $         -      $   51,205(c)     $  43,685(d)    $     28,815
                                          ===========       ===========      ===========       ==========       ===========

  Deferred tax asset valuation allowance  $    19,783       $    24,142(e)   $    1,119(f)     $       -       $     45,044
                                          ===========       ==========       ===========       ==========       ===========

Fiscal Year Ended December 31, 1999:

  Allowance for doubtful accounts         $     6,349       $     1,920      $   11,670(a)     $   1,969(b)    $    17,970
                                          ===========       ===========      ===========       ==========       ===========

  Allowance for returns                   $    21,644       $         -      $   56,024(c)     $  56,373(d)    $    21,295
                                          ===========       ===========      ===========       ==========       ===========

  Deferred tax asset valuation allowance  $    15,438       $         -      $    4,345(f)     $       -       $    19,783
                                          ===========       ===========      ===========       ==========       ===========

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


                                                               EXHIBIT 23.1

                      CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-30185 and Form S-8 POS (as amended) No. 333-74451) of Playboy Enterprises, Inc. and in the related prospectuses of our report dated February 22, 2002 (except Note C, as to which the date is March 15,
2002) with respect to the consolidated financial statements and financial statement schedule of Playboy Enterprises, Inc. included in this Annual Report (Form 10-K/A, Amendment No. 1) for the year ended December 31, 2001.



/s/ Ernst & Young LLP
Chicago, Illinois
April 11, 2002



                                                               EXHIBIT 23.2


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANT

We consent to the incorporation by reference in the Registration Statements on Form S-8 (File No. 333-30185), Form S-8 POS (File No. 333-74451, as amended) and Amendment No. 1 on Form S-3 (File No. 333-69820) of our report dated March 30, 2000, on our audit of the consolidated financial statements and financial statement schedule of Playboy Enterprises, Inc. as of and for the fiscal year ended December 31, 1999, which report is included in this Annual Report on Form 10-K/A.



/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
April 11, 2002



                                                               EXHIBIT 23.3

                       INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-30185 on Form S-8 and No. 333-74451, as amended, on Form S-8 POS of Playboy Enterprises, Inc. of our report dated February 22, 2002 on the consolidated financial statements of Playboy TV International, LLC, and subsidiaries as of and for the year ended December 31, 2001 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the entity's ability to continue as a going concern), incorporated by reference into this Annual Report on Form 10-K/A of Playboy Enterprises, Inc. for the year ended December 31, 2001.



/s/ Deloitte & Touche LLP
Miami, Florida
April 11, 2002