Form 10-Q
period 2002-03-31
PLAYBOY ENTERPRISES INC
filed 2002-05-08
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No |_|

      As of April 30, 2002, there were 4,864,102 shares of Class A common stock, par value $0.01 per share, and 21,168,025 shares of Class B common stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Financial Statements

          Condensed Consolidated Statements of Operations and
          Comprehensive Loss for the Quarters Ended March 31,
          2002 and 2001 (Unaudited)                                            3

          Condensed Consolidated Balance Sheets at March 31,
          2002 (Unaudited) and December 31, 2001                               4

          Condensed Consolidated Statements of Cash Flows for the
          Quarters Ended March 31, 2002 and 2001 (Unaudited)                   5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    9

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      14

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                   for the Quarters Ended March 31 (Unaudited)
                    (In thousands, except per share amounts)

                                                                         2002        2001
-----------------------------------------------------------------------------------------
Net revenues                                                         $ 66,147    $ 65,410
-----------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                      (49,890)    (57,962)
   Selling and administrative expenses                                (14,008)    (12,338)
   Loss on disposal                                                        --        (100)
-----------------------------------------------------------------------------------------
      Total costs and expenses                                        (63,898)    (70,400)
-----------------------------------------------------------------------------------------
Operating income (loss)                                                 2,249      (4,990)
-----------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                       39         284
   Interest expense                                                    (4,472)     (2,633)
   Minority interest                                                     (421)          4
   Equity in operations of Playboy TV International, LLC and other         49         459
   Other, net                                                            (377)       (386)
-----------------------------------------------------------------------------------------
      Total nonoperating expense                                       (5,182)     (2,272)
-----------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of change
   in accounting principle                                             (2,933)     (7,262)
Income tax expense                                                     (6,454)       (314)
-----------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle        (9,387)     (7,576)
Cumulative effect of change in accounting principle (net of tax)           --      (4,218)
-----------------------------------------------------------------------------------------
Net loss                                                               (9,387)    (11,794)
-----------------------------------------------------------------------------------------

Other comprehensive income (loss) (net of tax)
   Unrealized gain (loss) on marketable securities                         41        (292)
   Derivative gain                                                        448         128
   Foreign currency translation gain                                       --          50
-----------------------------------------------------------------------------------------
      Total other comprehensive income (loss)                             489        (114)
-----------------------------------------------------------------------------------------
Comprehensive loss                                                   $ (8,898)   $(11,908)
=========================================================================================

Basic and diluted weighted average number
   of common shares outstanding                                        24,540      24,281
=========================================================================================

Basic and diluted earnings per common share
Loss before cumulative effect of change in accounting principle      $  (0.38)   $  (0.32)
Cumulative effect of change in accounting principle (net of tax)           --       (0.17)
-----------------------------------------------------------------------------------------
Net loss                                                             $  (0.38)   $  (0.49)
=========================================================================================

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     (Unaudited)
                                                                       March 31,        Dec. 31,
                                                                            2002            2001
------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $     520       $   4,610
Marketable securities                                                      3,223           3,182
Receivables, net of allowance for doubtful accounts of
   $6,323 and $6,406, respectively                                        33,987          41,846
Receivables from related parties                                          13,141          12,417
Inventories, net                                                          11,775          13,962
Deferred subscription acquisition costs                                   12,618          12,111
Other current assets                                                       6,170           7,857
------------------------------------------------------------------------------------------------
   Total current assets                                                   81,434          95,985
------------------------------------------------------------------------------------------------
Receivables from related parties                                          50,000          50,000
Property and equipment, net                                               10,090          10,749
Programming costs                                                         57,360          56,213
Goodwill                                                                 112,143         112,338
Trademarks                                                                52,293          52,185
Distribution agreements acquired, net of accumulated amortization
   of $3,299 and $2,199, respectively                                     25,201          26,301
Other noncurrent assets                                                   21,648          22,469
------------------------------------------------------------------------------------------------
Total assets                                                           $ 410,169       $ 426,240
================================================================================================

Liabilities
Financing obligations                                                  $   5,324       $   8,561
Financing obligations to related parties                                  15,000          15,000
Acquisition liability                                                     31,603          21,023
Accounts payable                                                          18,822          19,293
Accounts payable to related parties                                           56             169
Accrued salaries, wages and employee benefits                              4,019           8,717
Deferred revenues                                                         50,318          47,913
Deferred revenues from related parties                                     8,513           8,382
Other liabilities and accrued expenses                                    17,585          18,453
------------------------------------------------------------------------------------------------
   Total current liabilities                                             151,240         147,511
------------------------------------------------------------------------------------------------
Financing obligations                                                     65,186          73,017
Financing obligations to related parties                                   5,000           5,000
Acquisition liability                                                     31,777          41,079
Deferred revenues from related parties                                    43,925          44,350
Net deferred tax liabilities                                              11,441           5,313
Other noncurrent liabilities                                              28,631          28,445
------------------------------------------------------------------------------------------------
   Total liabilities                                                     337,200         344,715
------------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued             49              49
   Class B nonvoting - 30,000,000 shares authorized; 19,950,577
     and 19,930,142 issued, respectively                                     200             199
Capital in excess of par value                                           123,378         123,090
Accumulated deficit                                                      (46,312)        (36,925)
Unearned compensation restricted stock                                    (2,966)         (3,019)
Accumulated other comprehensive loss                                      (1,380)         (1,869)
------------------------------------------------------------------------------------------------
   Total shareholders' equity                                             72,969          81,525
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $ 410,169       $ 426,240
================================================================================================

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the Quarters Ended March 31 (Unaudited)
                                 (In thousands)

                                                                            2002           2001
-----------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                $ (9,387)      $(11,794)
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
   Depreciation of property and equipment                                  1,091            974
   Amortization of intangible assets                                       1,812          2,084
   Equity in operations of Playboy TV International, LLC and other           (49)          (459)
   Loss on disposal                                                           --            100
   Cumulative effect of change in accounting principle                        --          4,218
   Deferred income taxes                                                   6,128             --
   Amortization of investments in entertainment programming                9,352          9,389
   Net change in operating assets and liabilities                          7,343         (1,505)
   Investments in entertainment programming                              (10,551)       (10,277)
   Other, net                                                                727            (36)
-----------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                       6,466         (7,306)
-----------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisition                                                     (61)            --
Proceeds from disposals                                                    1,118            163
Additions to property and equipment                                         (451)          (914)
Other, net                                                                     3              3
-----------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                         609           (748)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                           --          5,000
Repayment of financing obligations                                        (4,568)          (800)
Net proceeds from (payments on) revolving credit facility                 (6,500)         2,750
Payment of financing fees                                                   (250)            --
Proceeds from stock plans                                                    153            245
Other, net                                                                    --           (207)
-----------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                     (11,165)         6,988
-----------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                 (4,090)        (1,066)
Cash and cash equivalents at beginning of period                           4,610          2,534
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $    520       $  1,468
===============================================================================================

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)   BASIS OF PREPARATION

      The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001. Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

(B)   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

      On July 1, 2001, we adopted certain provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, or Statement 141, and on January 1, 2002, we adopted the full provisions of Statement 141 and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142. Under the new rules, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Amortization expense related to these intangible assets over each of the next five years, beginning in 2002, is expected to aggregate approximately $7.2 million, $3.8 million, $1.1 million, $0.6 million and $0.5 million, respectively. During the quarter, we completed the first of the required impairment tests for goodwill and indefinite-lived intangible assets which did not result in an impairment charge. However, deferred tax liabilities related to these assets now will be realized only if there is a disposition or an impairment of the value of the intangible assets. We currently have net operating loss carryforwards, or NOLs, available to offset deferred tax liabilities realized within the NOL carryforward period. However, we cannot be certain that NOLs will be available when the deferred tax liabilities related to these intangible assets are realized. Therefore, in the current year quarter, we recorded a noncash income tax provision of $6.1 million for these deferred tax liabilities. Of this amount, $5.8 million was a cumulative effect charge, although it is not allowed to be reported as a "Cumulative effect of change in accounting principle."

The following table represents the pro forma effects as if we had adopted Statement 142 as of January 1, 2001 (in thousands, except per share amounts):

                                                                                           (Unaudited)
                                                                                         Quarters Ended
                                                                                            March 31,
                                                                                     ----------------------
                                                                                        2002           2001
-----------------------------------------------------------------------------------------------------------
Net loss
As reported                                                                          $(9,387)      $(11,794)
   Amortization of goodwill and indefinite-lived intangible assets (net of tax)           --          1,467
   Income tax provision                                                                5,816         (6,128)
-----------------------------------------------------------------------------------------------------------
Pro forma                                                                            $(3,571)      $(16,455)
===========================================================================================================
Basic and diluted earnings per common share
As reported                                                                          $ (0.38)      $  (0.49)
Pro forma                                                                            $ (0.15)      $  (0.68)
===========================================================================================================

(C)   RESTRUCTURING EXPENSES

      In 2001, we implemented a restructuring plan in anticipation of a continuing weak economy. The plan included a reduction in work force coupled with vacating portions of certain office facilities by combining operations for greater efficiency, refocusing sales and marketing, outsourcing some operations and reducing overhead expenses. Total restructuring charges of $3.7 million related to this plan were recorded in 2001. The restructuring resulted in a work force reduction of approximately 15%, or 104 employees, through Company-wide layoffs and attrition. Approximately half of these employees were in the Playboy Online Group. Of the $3.7 million charge, $2.5 million related to the termination of 88 employees. Additionally, 16 positions were eliminated through attrition. Also included in the charge were $1.2 million of expenses related to the excess space in our Chicago and New York offices. Of the total $3.7 million of costs related to this plan, approximately $1.9 million was paid by March 31, 2002, with most of the remainder to be paid through 2002.

      In 2000, realignment of senior management, coupled with staff reductions, led to a restructuring charge related to the termination of approximately 3% of the work force, or 19 employees. Total restructuring charges of $3.8 million were recorded, including a $0.1 million unfavorable adjustment to the previous estimate in 2001. A total of $3.7 million related to this restructuring was paid by March 31, 2002, with the remaining $0.1 million to be paid through 2003.

(D)   EARNINGS PER COMMON SHARE

      For the quarters ended March 31, 2002 and 2001, options to purchase approximately 2,495,000 and 2,360,000 shares, respectively, of our Class B common stock and approximately 260,000 and 240,000 shares, respectively, of Class B restricted stock awards were outstanding but were not included in the computation of diluted earnings per common share as the inclusion of these shares would have been antidilutive. As a result, the weighted average number of basic and diluted common shares outstanding for the quarters ended March 31, 2002 and 2001 were equivalent.

      On April 17, 2002, a registration statement for the resale of approximately 1,475,000 shares of our Class B common stock became effective. These shares were issued in payment of the largest installment plus an additional installment of consideration, including an interest penalty, under the terms of the asset purchase agreement relating to the acquisition of certain television movie networks and related assets, which we refer to as the Califa acquisition. We may be required to issue additional shares if the sale of these shares does not yield the amount of the installments and the interest penalty.

(E)   INVENTORIES, NET

Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                      (Unaudited)
                                                        March 31,       Dec. 31,
                                                             2002           2001
--------------------------------------------------------------------------------
Paper                                                     $ 4,827        $ 5,189
Editorial and other prepublication costs                    5,072          6,140
Merchandise finished goods                                  1,876          2,633
--------------------------------------------------------------------------------
Total inventories, net                                    $11,775        $13,962
================================================================================

(F)   SEGMENT INFORMATION

The following table represents financial information by reportable segment (in thousands):

                                                                       (Unaudited)
                                                                     Quarters Ended
                                                                        March 31,
                                                                  --------------------
                                                                      2002        2001
--------------------------------------------------------------------------------------
Net revenues
Entertainment                                                     $ 30,651    $ 24,692
Publishing                                                          26,658      28,918
Playboy Online                                                       6,383       6,792
Licensing Businesses                                                 2,455       2,028
Catalog                                                                 --       2,980
--------------------------------------------------------------------------------------
Total                                                             $ 66,147    $ 65,410
======================================================================================
Loss before income taxes and cumulative effect of change
  in accounting principle
Entertainment                                                     $  8,961    $  5,235
Publishing                                                            (368)     (1,014)
Playboy Online                                                      (3,588)     (5,435)
Licensing Businesses                                                   827         512
Catalog                                                                 --        (145)
Corporate Administration and Promotion                              (3,583)     (4,043)
Loss on disposal                                                        --        (100)
Investment income                                                       39         284
Interest expense                                                    (4,472)     (2,633)
Minority interest                                                     (421)          4
Equity in operations of Playboy TV International, LLC and other         49         459
Other, net                                                            (377)       (386)
--------------------------------------------------------------------------------------
Total                                                             $ (2,933)   $ (7,262)
======================================================================================
EBITDA (1)
Entertainment                                                     $ 20,422    $ 16,295
Publishing                                                             (70)       (817)
Playboy Online                                                      (3,624)     (4,966)
Licensing Businesses                                                   875         565
Catalog                                                                 --        (138)
Corporate Administration and Promotion                              (2,898)     (3,266)
Loss on disposal                                                        --        (100)
--------------------------------------------------------------------------------------
Total                                                             $ 14,705    $  7,573
======================================================================================

(1) EBITDA represents earnings before interest expense, income taxes, cumulative effect of change in accounting principle, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees, expenses related to the vesting of restricted stock awards and equity in operations of Playboy TV International, LLC, or PTVI, and other. You should not consider EBITDA an alternative to any measure of performance or liquidity under generally accepted accounting principles. Similarly, you should not infer that EBITDA is more meaningful than any of those measures.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following represents our results of operations for the periods indicated below (in millions, except per share amounts):

                                                                      Quarters Ended
                                                                         March 31,
                                                                   --------------------
                                                                     2002        2001
---------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                                            $   24.8    $   19.0
   International TV                                                     3.2         2.8
   Worldwide home video                                                 2.6         2.9
   Movies and other                                                      --          --
---------------------------------------------------------------------------------------
   Total Entertainment                                                 30.6        24.7
---------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                    22.7        22.8
   Other domestic publishing                                            2.7         3.4
   International publishing                                             1.3         2.7
---------------------------------------------------------------------------------------
   Total Publishing                                                    26.7        28.9
---------------------------------------------------------------------------------------
Playboy Online                                                          6.4         6.8
---------------------------------------------------------------------------------------
Licensing Businesses                                                    2.4         2.0
---------------------------------------------------------------------------------------
Catalog                                                                  --         3.0
---------------------------------------------------------------------------------------
Total net revenues                                                 $   66.1    $   65.4
=======================================================================================
Net loss
Entertainment
   Before programming expense                                      $   18.4    $   14.6
   Programming expense                                                 (9.4)       (9.4)
---------------------------------------------------------------------------------------
   Total Entertainment                                                  9.0         5.2
---------------------------------------------------------------------------------------
Publishing                                                             (0.4)       (1.0)
---------------------------------------------------------------------------------------
Playboy Online                                                         (3.6)       (5.4)
---------------------------------------------------------------------------------------
Licensing Businesses                                                    0.8         0.5
---------------------------------------------------------------------------------------
Catalog                                                                  --        (0.2)
---------------------------------------------------------------------------------------
Corporate Administration and Promotion                                 (3.6)       (4.0)
---------------------------------------------------------------------------------------
Total segment income (loss)                                             2.2        (4.9)
Loss on disposal                                                         --        (0.1)
---------------------------------------------------------------------------------------
Operating income (loss)                                                 2.2        (5.0)
---------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                    0.1         0.3
   Interest expense                                                    (4.5)       (2.6)
   Minority interest                                                   (0.4)         --
   Equity in operations of PTVI and other                               0.1         0.4
   Other, net                                                          (0.4)       (0.4)
---------------------------------------------------------------------------------------
Total nonoperating expense                                             (5.1)       (2.3)
---------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of change
   in accounting principle                                             (2.9)       (7.3)
Income tax expense                                                     (6.5)       (0.3)
---------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle        (9.4)       (7.6)
Cumulative effect of change in accounting principle (net of tax)         --        (4.2)
---------------------------------------------------------------------------------------
Net loss                                                           $   (9.4)   $  (11.8)
=======================================================================================
Basic and diluted earnings per common share
Loss before cumulative effect of change in accounting principle    $  (0.38)   $  (0.32)
Cumulative effect of change in accounting principle (net of tax)         --       (0.17)
---------------------------------------------------------------------------------------
Net loss                                                           $  (0.38)   $  (0.49)
=======================================================================================

      Overall our revenues increased slightly primarily due to higher domestic TV networks revenues, primarily as a result of the Califa acquisition in July 2001. Mostly offsetting was the sale in November 2001 of our Collectors' Choice Music business and the sale in July 2001 of a majority of our interest in VIPress Poland Sp. z o. o., or VIPress, our Polish publishing joint venture, and as a result we no longer consolidate their results.

      The $7.2 million improvement in our operating performance was due to better performance from all of our operating groups, lead by Entertainment, which benefited significantly from the Califa acquisition. Corporate Administration and Promotion expenses were also lower.

      The net loss for the current year quarter included a $5.8 million noncash income tax charge related to our adoption of Statement 142, Goodwill and Other Intangible Assets. Additionally, the quarter reflected higher interest expense primarily due to imputed interest related to the deferred payment of the purchase price for the Califa acquisition. The prior year quarter included a noncash charge representing a "Cumulative effect of change in accounting principle" related to the adoption of Statement of Position 00-2, Accounting by Producers or Distributors of Films.

      Several of our businesses can experience variations in quarterly performance. As a result, our performance in any quarter is not necessarily reflective of full-year or longer-term trends. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on economic conditions, product introductions by advertising customers and changes in advertising buying patterns. E-commerce revenues are typically impacted by the holiday buying season and decreased Internet traffic during the summer months. Additionally, international TV revenues vary due to the timing of recognizing library license fees from PTVI.

ENTERTAINMENT GROUP

      The following discussion focuses on the profit contribution of each of our Entertainment businesses before programming expense.

      Revenues from our domestic TV networks business increased $5.8 million, or 31%, and profit contribution increased $4.3 million. These increases were primarily due to the Califa acquisition and a $1.9 million increase in Playboy TV cable pay-per-view revenues.

Our networks were available to the following approximate household units (in millions):

                                             March 31,     Dec. 31,    March 31,
                                                  2002         2001         2001
--------------------------------------------------------------------------------
Playboy TV (1)
    DTH                                           18.7         18.1         16.2
    Cable digital                                 11.4         10.3          4.3
    Cable analog addressable                       7.7          7.8         10.0
Movie Networks (1) (2)
    DTH                                           36.7         35.3           --
    Cable digital                                 30.6         25.3         10.5
    Cable analog addressable                      17.7         17.0         14.3
--------------------------------------------------------------------------------

(1) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of our networks and/or multiple platforms (i.e. analog and digital) are available to that household.

(2) Includes The Hot Network, The Hot Zone and Vivid TV networks from the Califa acquisition in July 2001.

      Profit contribution from our international TV business increased $0.1 million on a $0.4 million, or 16%, increase in revenues as a result of higher sales of output programming to PTVI, partially offset by consulting fees.

      Profit contribution from our worldwide home video business decreased $0.5 million on a $0.3 million, or 11%, decrease in revenues. These decreases were primarily due to international sales of The Eros Collection titles through a one-time multi-territory sale in the prior year quarter.

PUBLISHING GROUP

      Playboy magazine revenues were relatively flat, as lower advertising revenues were mostly offset by higher circulation revenues. Circulation revenues increased $0.3 million, or 2%. Subscription revenues were higher but were partially offset by lower newsstand revenues due primarily to an unfavorable variance related to sales adjustments for prior years' issues. Advertising revenues decreased $0.4 million, or 5%, primarily due to fewer ad pages, partially offset by higher average net revenue per page. Advertising sales for the second quarter magazine issues are closed and we expect to report 14% lower ad revenues and 17% fewer ad pages compared to the 2001 quarter. These advertising declines are largely the result of continued industry-wide softness.

      Revenues from our other domestic publishing businesses decreased $0.7 million, or 22%, primarily due to a $0.5 million unfavorable variance related to newsstand sales adjustments for prior years' issues in our special editions business combined with $0.3 million in lower current year quarter issues sales.

      International publishing revenues decreased $1.4 million, or 53%, due to our previously discussed sale in 2001 of a majority of our equity in VIPress.

      The group's segment performance increased $0.6 million primarily due to lower operating expenses of $1.2 million, due in part to cost reduction measures implemented in the prior year, combined with a $0.5 million impact from lower paper prices, partially offset by the lower special editions revenues.

PLAYBOY ONLINE GROUP

      Playboy Online Group revenues decreased $0.4 million, or 6%, due to planned lower e-commerce revenues of $1.6 million as a result of a more targeted circulation plan, the timing of Playboy and Spice spring mailings and the absence of Collectors' Choice Music e-commerce revenues due to its sale in November 2001. Higher subscription revenues of $0.6 million and international revenues of $0.4 million mostly offset this decline, the latter as a result of licensing fees generated by our German and Korean international ventures. In spite of $0.4 million higher trademark and administrative fees to our parent company, the segment loss decreased $1.8 million primarily due to cost-saving initiatives implemented in the prior year combined with lower costs as a result of the timing of the spring mailings.

LICENSING BUSINESSES GROUP

      Segment income from our Licensing Businesses Group increased $0.3 million on a revenue increase of $0.4 million, or 21%. Sales increases in our domestic and entertainment licensed branded products businesses combined with lower business development expenses were responsible for the increased performance.

CATALOG GROUP

      In the prior year quarter, our Catalog Group reported revenues of $3.0 million and a segment loss of $0.2 million. In November 2001, we sold our Collectors' Choice Music business, ending our presence in the nonbranded print catalog business.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses decreased $0.4 million, or 11%, largely due to no longer amortizing trademarks in the current year quarter due to the adoption of Statement 142, Goodwill and Other Intangible Assets.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2002, we had $0.5 million in cash and cash equivalents and $90.5 million in total financing obligations compared to $4.6 million in cash and cash equivalents and $101.6 million in total financing obligations at December 31, 2001. The financing obligations at March 31, 2002 and December 31, 2001 each included $20.0 million in loans made directly from Hugh M. Hefner to Playboy.com, Inc., or Playboy.com. A total of $15.0 million of the loans from Mr. Hefner are scheduled to mature in 2002, with $5.0 million maturing in July and $10.0 million in September.

      Our current liquidity requirements, excluding those of Playboy.com, are being provided by a $101.5 million credit facility, comprised of $66.5 million of term loans and a $35.0 million revolving credit facility. At March 31, 2002, $4.0 million was outstanding under the revolving credit facility. The weighted average interest rates as of March 31, 2002 were 5.95% for the term loans and 6.75% for the revolving credit facility. We plan to finance our working capital requirements through cash generated from operations and our revolving credit facility. If additional funds become necessary, we will seek additional capital from the debt and/or equity markets. Playboy.com's funding requirements are currently being obtained from loans made available by Hugh M. Hefner.

      In connection with the Califa acquisition, we have the option of paying up to $71 million of the scheduled payments in cash or Class B common stock through 2007. On April 17, 2002, a registration statement for the resale of approximately 1,475,000 shares became effective. These shares were issued in payment of the largest installment plus an additional installment of consideration which totaled $22.5 million and an additional $0.3 million interest penalty under the terms of the Califa asset purchase agreement. We may be required to issue additional shares if the sale of these shares does not yield the amount of the installments and the interest penalty.

      In the international TV arena, PTVI's ability to finance its operations, including making library license and programming output payments to us, will depend principally on the ability of Claxson Interactive Group, Inc., or Claxson, our venture partner, and also us to make capital contributions, until PTVI generates sufficient funds from operations. In a March 15, 2002 filing with the Securities and Exchange Commission, Claxson indicated that it is evaluating a number of alternatives and taking certain steps which, if not completed successfully and in a timely manner, would result in its auditors expressing a "going concern opinion" in connection with the filing of Claxson's annual report in June 2002. Although Claxson has, to date, funded its obligations with respect to PTVI, PTVI's independent auditors have expressed a "going concern opinion" in their report relating to PTVI's financial statements for the fiscal year ended December 31, 2001. The reasons cited as the basis for raising substantial doubt as to PTVI's ability to continue as a going concern are the potential inability of Claxson to make required capital contributions combined with PTVI's losses from operations. If PTVI is unable to make required payments to us in a timely manner, either because of Claxson's failure to fund its capital contribution obligations or otherwise, we may be required to take steps to address this by, among other things, restructuring the PTVI agreements, reducing operating expenses, seeking amendments to our credit facility or seeking additional capital. If these efforts are not successful, our future financial condition and operating results could be materially adversely affected.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $6.5 million for the quarter primarily due to positive results (after adjusting for noncash items), principally from the Entertainment Group, combined with $7.3 million of cash provided from operating assets and liabilities, primarily due to collections of receivables during the quarter from Playboy magazine and DTH operators. Additionally, the quarter reflected $10.6 million of investments in produced and licensed entertainment programming.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash provided by investing activities was $0.6 million for the quarter primarily due to $1.1 million of proceeds from disposals, primarily related to the sale of our Collectors' Choice Music businesses, partially offset by $0.5 million of additions to property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities was $11.2 million for the quarter principally due to $4.6 million in repayments of financing obligations and $6.5 million in payments on our revolving credit facility.

FORWARD-LOOKING STATEMENTS

      This Form 10-Q Quarterly Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

(1) foreign, national, state and local government regulation, actions or initiatives, including:

      (a) attempts to limit or otherwise regulate the sale, distribution or transmission of adult-oriented materials, including print, video and online materials,

      (b) limitations on the advertisement of tobacco, alcohol and other products which are important sources of advertising revenue for us,

      (c) substantive changes in postal regulations or rates which could increase our postage and distribution costs, or

      (d) changes in or increased regulation of gaming businesses, which could limit our ability to obtain licenses, and the impact of federal and state laws on gaming businesses generally;

(2) risks associated with our foreign operations, including market acceptance and demand for our products and the products of our licensees and our ability to manage the risk associated with our exposure to foreign currency exchange rate fluctuations;

(3)   increases in interest rates;

(4) changes in general economic conditions, consumer spending habits, viewing patterns, fashion trends or the retail sales environment which, in each case, could reduce demand for our programming and products and impact our advertising revenues;

(5)   our ability to protect our trademarks and other intellectual property;

(6) risks as a distributor of media content, including our becoming subject to claims for defamation, invasion of privacy, negligence, copyright, patent or trademark infringement, and other claims based on the nature and content of the materials distributed;

(7) the dilution from any potential issuance of additional common stock in connection with acquisitions we make or investments in Playboy.com;

(8) competition for advertisers from other publications, media or online providers or any decrease in spending by advertisers, either generally or with respect to the adult male market;

(9)   competition in the cable, DTH, men's magazine and Internet markets;

(10) reliance on third parties for technology and distribution for the television video-on-demand and Internet businesses;

(11) changes in distribution technology and/or unforeseen delays in the implementation of that technology by the cable and DTH industries, which might affect our plans and assumptions regarding carriage of our networks;

(12) risks associated with losing access to transponders, competition for transponders and channel space and any decline in our access to, and acceptance by, cable and DTH systems or any deterioration in the terms or cancellation of fee arrangements with operators of these systems;

(13) attempts by consumers or citizens groups to exclude our programming from pay television distribution;

(14) risks associated with integrating the operations of the networks related to the Califa acquisition and the risks that we may not realize the expected operating efficiencies, synergies, increased sales and profits and other benefits from the acquisition;

(15) PTVI's ability to finance its operations, including making library license and programming output payments to us, will depend principally on the ability of Claxson, our venture partner, and also us to make capital contributions, until PTVI generates sufficient funds from operations. If PTVI is unable to make required payments to us in a timely manner, either because of Claxson's failure to fund its capital contribution obligations or otherwise, we may be required to take steps to address this by, among other things, restructuring the PTVI agreements, reducing operating expenses, seeking amendments to our credit facility or seeking additional capital. If these efforts are not successful, our future financial condition and operating results could be materially adversely affected;

(16)  increases in paper or printing costs;

(17) effects of the national consolidation of the single-copy magazine distribution system;

(18) uncertainty of the viability of the Internet gaming, e-commerce, advertising and subscription businesses; and

(19) our ability to obtain adequate third-party financing, including equity investments, to fund our Internet business, and the timing and terms of such financing.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number                               Description
-------                              -----------

   10.1 Fifth Amendment to February 26, 1999 Credit Agreement dated as of April 12, 2002

   10.2 Amendment to July 25, 1991 Lease between Playboy Enterprises, Inc. and Star Property Fund, L.P. dated March 26, 2002

   10.3 Agreement of Sublease between Playboy Enterprises International, Inc. and Concentra Managed Care Services, Inc. dated February 13, 2002

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PLAYBOY ENTERPRISES, INC.
                                                  (Registrant)


Date May 8, 2002                        By s/ Linda Havard
                                           -------------------------------------
                                              Linda G. Havard
                                              Executive Vice President,
                                              Finance and Operations,
                                              and Chief Financial Officer
                                              (Authorized Officer and
                                              Principal Financial and
                                              Accounting Officer)