Form 10-Q
period 2002-06-30
PLAYBOY ENTERPRISES INC
filed 2002-08-12
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

                                 Yes |X| No |_|

      As of July 31, 2002, there were 4,864,102 shares of Class A common stock, par value $0.01 per share, and 21,171,988 shares of Class B common stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page

Item 1. Financial Statements

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the Quarters Ended June 30,
           2002 and 2001 (Unaudited)                                           3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the Six Months Ended June 30,
           2002 and 2001 (Unaudited)                                           4

           Condensed Consolidated Balance Sheets at June 30,
           2002 (Unaudited) and December 31, 2001                              5

           Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2002 and 2001 (Unaudited)                 6

           Notes to Condensed Consolidated Financial Statements                7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   11

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                     17

Item 2. Changes in Securities and Use of Proceeds                             17

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 6. Exhibits and Reports on Form 8-K                                      18

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                   for the Quarters Ended June 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                                           2002          2001
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Net revenues                                                           $ 70,566      $ 71,889
Costs and expenses
   Cost of sales                                                        (54,417)      (62,766)
   Selling and administrative expenses                                  (13,981)      (13,859)
---------------------------------------------------------------------------------------------
      Total costs and expenses                                          (68,398)      (76,625)
---------------------------------------------------------------------------------------------
Operating income (loss)                                                   2,168        (4,736)
---------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                         22           336
   Interest expense                                                      (3,575)       (2,737)
   Minority interest                                                       (421)          (52)
   Equity in operations of Playboy TV International, LLC and other         (143)          (38)
   Other, net                                                              (372)         (403)
---------------------------------------------------------------------------------------------
      Total nonoperating expense                                         (4,489)       (2,894)
---------------------------------------------------------------------------------------------
Loss before income taxes                                                 (2,321)       (7,630)
Income tax expense                                                         (743)         (340)
---------------------------------------------------------------------------------------------
Net loss                                                                 (3,064)       (7,970)
---------------------------------------------------------------------------------------------

Other comprehensive income (loss) (net of tax)
   Unrealized gain (loss) on marketable securities                         (238)          149
   Derivative loss                                                         (455)         (225)
   Foreign currency translation gain                                         --            14
---------------------------------------------------------------------------------------------
      Total other comprehensive loss                                       (693)          (62)
---------------------------------------------------------------------------------------------
Comprehensive loss                                                     $ (3,757)     $ (8,032)
=============================================================================================

Basic and diluted weighted average number
   of common shares outstanding                                          25,740        24,339
=============================================================================================

Basic and diluted earnings per common share                            $  (0.12)     $  (0.32)
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

                                                                            2002           2001
-----------------------------------------------------------------------------------------------
Net revenues                                                           $ 136,713      $ 137,299
-----------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                        (104,307)      (120,728)
   Selling and administrative expenses                                   (27,989)       (26,197)
   Loss on disposal                                                           --           (100)
-----------------------------------------------------------------------------------------------
      Total costs and expenses                                          (132,296)      (147,025)
-----------------------------------------------------------------------------------------------
Operating income (loss)                                                    4,417         (9,726)
-----------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                          61            620
   Interest expense                                                       (8,047)        (5,370)
   Minority interest                                                        (842)           (48)
   Equity in operations of Playboy TV International, LLC and other           (94)           421
   Other, net                                                               (749)          (789)
-----------------------------------------------------------------------------------------------
      Total nonoperating expense                                          (9,671)        (5,166)
-----------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of change
   in accounting principle                                                (5,254)       (14,892)
Income tax expense                                                        (7,197)          (654)
-----------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle          (12,451)       (15,546)
Cumulative effect of change in accounting principle (net of tax)              --         (4,218)
-----------------------------------------------------------------------------------------------
Net loss                                                                 (12,451)       (19,764)
-----------------------------------------------------------------------------------------------

Other comprehensive income (loss) (net of tax)
   Unrealized loss on marketable securities                                 (197)          (143)
   Derivative loss                                                            (7)           (97)
   Foreign currency translation gain                                          --             64
-----------------------------------------------------------------------------------------------
      Total other comprehensive loss                                        (204)          (176)
-----------------------------------------------------------------------------------------------
Comprehensive loss                                                     $ (12,655)     $ (19,940)
===============================================================================================

Basic and diluted weighted average number
   of common shares outstanding                                           25,144         24,310
===============================================================================================

Basic and diluted earnings per common share
Loss before cumulative effect of change in accounting principle        $   (0.50)     $   (0.64)
Cumulative effect of change in accounting principle (net of tax)              --          (0.17)
-----------------------------------------------------------------------------------------------
Net loss                                                               $   (0.50)     $   (0.81)
===============================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    (Unaudited)
                                                                       June 30,       Dec. 31,
                                                                           2002           2001
----------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                             $   2,260      $   4,610
Marketable securities                                                     2,995          3,182
Receivables, net of allowance for doubtful accounts of
   $5,504 and $6,406, respectively                                       34,317         41,846
Receivables from related parties                                         15,542         12,417
Inventories, net                                                         12,399         13,962
Deferred subscription acquisition costs                                  11,239         12,111
Other current assets                                                      7,412          7,857
----------------------------------------------------------------------------------------------
   Total current assets                                                  86,164         95,985
----------------------------------------------------------------------------------------------
Receivables from related parties                                         50,000         50,000
Property and equipment, net                                               9,316         10,749
Programming costs                                                        58,109         56,213
Goodwill                                                                111,893        112,338
Trademarks                                                               53,075         52,185
Distribution agreements acquired, net of accumulated amortization
   of $4,398 and $2,199, respectively                                    24,102         26,301
Other noncurrent assets                                                  20,554         22,469
----------------------------------------------------------------------------------------------
Total assets                                                          $ 413,213      $ 426,240
==============================================================================================

Liabilities
Financing obligations                                                 $   5,683      $   8,561
Financing obligations to related parties                                 15,000         15,000
Acquisition liability                                                    10,291         21,023
Accounts payable                                                         19,267         19,293
Accounts payable to related parties                                          55            169
Accrued salaries, wages and employee benefits                             5,973          8,717
Deferred revenues                                                        48,119         47,913
Deferred revenues from related parties                                    8,844          8,382
Other liabilities and accrued expenses                                   18,768         18,453
----------------------------------------------------------------------------------------------
   Total current liabilities                                            132,000        147,511
----------------------------------------------------------------------------------------------
Financing obligations                                                    65,695         73,017
Financing obligations to related parties                                  7,500          5,000
Acquisition liability                                                    31,777         41,079
Deferred revenues from related parties                                   43,500         44,350
Net deferred tax liabilities                                             11,833          5,313
Other noncurrent liabilities                                             28,809         28,445
----------------------------------------------------------------------------------------------
   Total liabilities                                                    321,114        344,715
----------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued            49             49
   Class B nonvoting - 30,000,000 shares authorized; 21,419,665
     and 19,930,142 issued, respectively                                    214            199
Capital in excess of par value                                          146,090        123,090
Accumulated deficit                                                     (49,376)       (36,925)
Unearned compensation restricted stock                                   (2,805)        (3,019)
Accumulated other comprehensive loss                                     (2,073)        (1,869)
----------------------------------------------------------------------------------------------
   Total shareholders' equity                                            92,099         81,525
----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                            $ 413,213      $ 426,240
==============================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the Six Months Ended June 30 (Unaudited)
                                 (In thousands)

                                                                           2002          2001
---------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                               $(12,451)     $(19,764)
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
   Depreciation of property and equipment                                 2,087         1,944
   Amortization of intangible assets                                      3,624         4,184
   Equity in operations of Playboy TV International, LLC and other           94          (421)
   Loss on disposal                                                          --           100
   Cumulative effect of change in accounting principle                       --         4,218
   Deferred income taxes                                                  6,520          (355)
   Amortization of investments in entertainment programming              19,684        19,291
   Net change in operating assets and liabilities                         6,593        (3,483)
   Investments in entertainment programming                             (21,472)      (19,129)
   Other, net                                                               561           (13)
---------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                      5,240       (13,428)
---------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisition                                                   (353)           --
Proceeds from disposals                                                   1,118           186
Additions to property and equipment                                        (704)       (1,551)
Funding of equity interests                                                  --          (538)
Other, net                                                                  118           (19)
---------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                        179        (1,922)
---------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                       2,500        10,000
Repayment of financing obligations                                       (5,900)       (1,840)
Net proceeds from (payments on) revolving credit facility                (4,300)        5,000
Payment of financing fees                                                  (250)         (284)
Proceeds from stock plans                                                   181         1,805
Other, net                                                                   --          (207)
---------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                     (7,769)       14,474
---------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                (2,350)         (876)
Cash and cash equivalents at beginning of period                          4,610         2,534
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $  2,260      $  1,658
=============================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)   BASIS OF PREPARATION

      The financial information included in these financial statements is unaudited but, in the opinion of our management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2001. Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

(B)   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

      On July 1, 2001, we adopted certain provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, or Statement 141, and on January 1, 2002, we adopted the full provisions of Statement 141 and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142. Under the new rules, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Amortization expense related to intangible assets with definite lives is expected to total approximately $7.2 million, $3.8 million, $1.1 million, $0.6 million and $0.5 million for each of the next five years, respectively, beginning in 2002. During the first quarter of 2002, we completed the first of the required impairment tests for goodwill and indefinite-lived intangible assets which did not result in an impairment charge. Deferred tax liabilities related to these assets with indefinite lives now will be realized only if there is a disposition or an impairment of the value of these intangible assets. We currently have net operating loss carryforwards, or NOLs, available to offset deferred tax liabilities realized within the NOL carryforward period. However, we cannot be certain that NOLs will be available when the deferred tax liabilities related to these intangible assets are realized. Therefore, in the current year second quarter and six-month period, we recorded a noncash income tax provision of $0.4 million and $6.5 million, respectively, for these deferred tax liabilities. Of the $6.5 million, $5.8 million represents the cumulative effect of the accounting change included in the first quarter 2002 income tax provision.

The following table represents the pro forma effects as if we had adopted Statement 142 as of January 1, 2001 (in thousands, except per share amounts):

                                                         (Unaudited)                (Unaudited)
                                                        Quarters Ended            Six Months Ended
                                                           June 30,                   June 30,
                                                     --------------------      ----------------------
                                                        2002         2001          2002          2001
-----------------------------------------------------------------------------------------------------
Net loss
As reported                                          $(3,064)     $(7,970)     $(12,451)     $(19,764)
   Amortization of goodwill and indefinite-lived
     intangible assets (net of tax)                       --        1,468            --         2,935
   Income tax provision                                   --         (392)        5,816        (6,520)
-----------------------------------------------------------------------------------------------------
Pro forma                                            $(3,064)     $(6,894)     $ (6,635)     $(23,349)
=====================================================================================================
Basic and diluted earnings per common share
As reported                                          $ (0.12)     $ (0.32)     $  (0.50)     $  (0.81)
Pro forma                                            $ (0.12)     $ (0.28)     $  (0.26)     $  (0.96)
=====================================================================================================

(C)   RESTRUCTURING EXPENSES

      In 2001, we implemented a restructuring plan in anticipation of a continuing weak economy. The plan included a reduction in work force coupled with vacating portions of certain office facilities by combining operations for greater efficiency, refocusing sales and marketing, outsourcing some operations and reducing overhead expenses. Total restructuring charges of $3.7 million related to this plan were recorded in 2001. The restructuring resulted in a work force reduction of approximately 15%, or 104 employees, through Company-wide layoffs and attrition. Approximately half of these employees were in the Playboy Online Group. Of the $3.7 million charge, $2.5 million related to the termination of 88 employees. Additionally, 16 positions were eliminated through attrition. Also included in the charge were $1.2 million of expenses related to the excess space in our Chicago and New York offices. Of the total $3.7 million of costs related to this plan, approximately $2.5 million was paid by June 30, 2002, with approximately half of the remaining $1.2 million to be paid through 2002.

      In 2000, realignment of senior management, coupled with staff reductions, led to a restructuring charge related to the termination of approximately 3% of the work force, or 19 employees. Total restructuring charges of $3.8 million were recorded, including in 2001 a $0.1 million unfavorable adjustment to the original restructuring estimate. Substantially all of the amounts related to this restructuring were paid by June 30, 2002.

(D)   EARNINGS PER COMMON SHARE

The following table represents the approximate number of shares related to options to purchase our Class B common stock and Class B restricted stock awards that were outstanding which were not included in the computation of diluted earnings per common share as the inclusion of these shares would have been antidilutive (in thousands):

                                          (Unaudited)             (Unaudited)
                                         Quarters Ended         Six Months Ended
                                            June 30,                June 30,
                                       -----------------       -----------------
                                        2002        2001        2002        2001
--------------------------------------------------------------------------------
Stock options                          2,735       2,330       2,615       2,345
Restricted stock awards                  250         240         255         240
--------------------------------------------------------------------------------
Total                                  2,985       2,570       2,870       2,585
================================================================================

      As a result, the weighted average number of basic and diluted common shares outstanding for the quarters and six months ended June 30, 2002 and 2001 were equivalent.

(E)   INVENTORIES, NET

Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                      (Unaudited)
                                                         June 30,       Dec. 31,
                                                             2002           2001
--------------------------------------------------------------------------------
Paper                                                     $ 5,101        $ 5,189
Editorial and other prepublication costs                    5,410          6,140
Merchandise finished goods                                  1,888          2,633
--------------------------------------------------------------------------------
Total inventories, net                                    $12,399        $13,962
================================================================================

(F)   SEGMENT INFORMATION

The following table represents financial information by reportable segment (in thousands):

                                                                         (Unaudited)                  (Unaudited)
                                                                        Quarters Ended              Six Months Ended
                                                                           June 30,                     June 30,
                                                                    ----------------------      ------------------------
                                                                        2002          2001           2002           2001
------------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment                                                       $ 30,727      $ 26,021      $  61,378      $  50,713
Publishing                                                            26,988        32,579         53,646         61,497
Playboy Online                                                         7,724         6,275         14,107         13,067
Licensing Businesses                                                   5,127         4,217          7,582          6,245
Catalog                                                                   --         2,797             --          5,777
------------------------------------------------------------------------------------------------------------------------
Total                                                               $ 70,566      $ 71,889      $ 136,713      $ 137,299
========================================================================================================================
Loss before income taxes and cumulative effect of change
  in accounting principle
Entertainment                                                       $  8,135      $  5,055      $  17,096      $  10,290
Publishing                                                              (973)          483         (1,341)          (531)
Playboy Online                                                        (2,858)       (6,032)        (6,446)       (11,467)
Licensing Businesses                                                   1,478           591          2,305          1,103
Catalog                                                                   --           (21)            --           (166)
Corporate Administration and Promotion                                (3,614)       (4,812)        (7,197)        (8,855)
Loss on disposal                                                          --            --             --           (100)
Investment income                                                         22           336             61            620
Interest expense                                                      (3,575)       (2,737)        (8,047)        (5,370)
Minority interest                                                       (421)          (52)          (842)           (48)
Equity in operations of Playboy TV International, LLC and other         (143)          (38)           (94)           421
Other, net                                                              (372)         (403)          (749)          (789)
------------------------------------------------------------------------------------------------------------------------
Total                                                               $ (2,321)     $ (7,630)     $  (5,254)     $ (14,892)
========================================================================================================================
EBITDA (1)
Entertainment                                                       $ 20,527      $ 16,495      $  40,949      $  32,790
Publishing                                                              (677)          625           (747)          (192)
Playboy Online                                                        (2,942)       (5,536)        (6,566)       (10,502)
Licensing Businesses                                                   1,525           645          2,400          1,210
Catalog                                                                   --           (15)            --           (153)
Corporate Administration and Promotion                                (2,939)       (3,879)        (5,837)        (7,145)
Loss on disposal                                                          --            --             --           (100)
------------------------------------------------------------------------------------------------------------------------
Total                                                               $ 15,494      $  8,335      $  30,199      $  15,908
========================================================================================================================

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

(G)   SALE OF SECURITIES

      In connection with the Califa acquisition, we have the option of paying up to $71 million of the scheduled payments in cash or Class B common stock through 2007. On April 17, 2002, a registration statement for the resale of approximately 1,475,000 shares became effective. These shares were issued in payment of the largest installment plus an additional installment of consideration which totaled $22.5 million as well as $0.3 million of accrued interest under the terms of the Califa asset purchase agreement. The Califa principals elected to sell the shares and realized net proceeds from the sale of $19.2 million. As a result, we are required to provide them with a make-whole payment of approximately $3.6 million, plus interest through the date of the next payment, in cash or stock. We have given the Califa principals notice that we will add the make-whole amount plus interest to the February 2003 scheduled payment, according to the terms of the asset purchase agreement.

(H)   CONTINGENCIES

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on January 28, 1998 due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI was awarded $4.1 million in out-of-pocket expenses. EC was awarded $0.3 million for lost profits, even though the jury found that EC had failed to comply with the terms of the License Agreement. We plan to file an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. Our management, on advice of legal counsel, believes that it is not probable that a material judgment against us will be sustained. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, or Statement 5, no liability has been accrued.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table represents our results of operations for the periods indicated below (in millions, except per share amounts):

                                                                       Quarters Ended         Six Months Ended
                                                                           June 30,                June 30,
                                                                     ------------------      ------------------
                                                                       2002        2001        2002        2001
---------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                                              $ 23.4      $ 18.1      $ 48.2      $ 37.1
   International TV                                                     3.7         3.9         6.9         6.7
   Worldwide home video                                                 3.6         3.9         6.2         6.8
   Movies and other                                                     0.1         0.1         0.1         0.1
---------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                 30.8        26.0        61.4        50.7
---------------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                    23.5        26.0        46.2        48.8
   Other domestic publishing                                            2.3         3.2         5.0         6.6
   International publishing                                             1.1         3.4         2.4         6.1
---------------------------------------------------------------------------------------------------------------
   Total Publishing                                                    26.9        32.6        53.6        61.5
---------------------------------------------------------------------------------------------------------------
Playboy Online                                                          7.7         6.3        14.1        13.1
---------------------------------------------------------------------------------------------------------------
Licensing Businesses                                                    5.2         4.2         7.6         6.2
---------------------------------------------------------------------------------------------------------------
Catalog                                                                  --         2.8          --         5.8
---------------------------------------------------------------------------------------------------------------
Total net revenues                                                   $ 70.6      $ 71.9      $136.7      $137.3
===============================================================================================================
Net loss
Entertainment
   Before programming expense                                        $ 18.4      $ 15.0      $ 36.8      $ 29.6
   Programming expense                                                (10.3)       (9.9)      (19.7)      (19.3)
---------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                  8.1         5.1        17.1        10.3
---------------------------------------------------------------------------------------------------------------
Publishing                                                             (0.9)        0.5        (1.3)       (0.5)
---------------------------------------------------------------------------------------------------------------
Playboy Online                                                         (2.9)       (6.1)       (6.5)      (11.5)
---------------------------------------------------------------------------------------------------------------
Licensing Businesses                                                    1.5         0.6         2.3         1.1
---------------------------------------------------------------------------------------------------------------
Catalog                                                                  --          --          --        (0.2)
---------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                 (3.6)       (4.8)       (7.2)       (8.8)
---------------------------------------------------------------------------------------------------------------
Total segment income (loss)                                             2.2        (4.7)        4.4        (9.6)
Loss on disposal                                                         --          --          --        (0.1)
---------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                 2.2        (4.7)        4.4        (9.7)
---------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                     --         0.3         0.1         0.6
   Interest expense                                                    (3.6)       (2.8)       (8.1)       (5.4)
   Minority interest                                                   (0.4)         --        (0.8)         --
   Equity in operations of PTVI and other                              (0.2)         --        (0.1)        0.4
   Other, net                                                          (0.4)       (0.4)       (0.8)       (0.8)
---------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                             (4.6)       (2.9)       (9.7)       (5.2)
---------------------------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of change
   in accounting principle                                             (2.4)       (7.6)       (5.3)      (14.9)
Income tax expense                                                     (0.7)       (0.4)       (7.2)       (0.7)
---------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle        (3.1)       (8.0)      (12.5)      (15.6)
Cumulative effect of change in accounting principle (net of tax)         --          --          --        (4.2)
---------------------------------------------------------------------------------------------------------------
Net loss                                                             $ (3.1)     $ (8.0)     $(12.5)     $(19.8)
===============================================================================================================
Basic and diluted earnings per common share
Loss before cumulative effect of change in accounting principle      $(0.12)     $(0.32)     $(0.50)     $(0.64)
Cumulative effect of change in accounting principle (net of tax)         --          --          --       (0.17)
---------------------------------------------------------------------------------------------------------------
Net loss                                                             $(0.12)     $(0.32)     $(0.50)     $(0.81)
===============================================================================================================

      Our revenues decreased slightly for the quarter and six-month period reflecting the absence of catalog revenues due to the sale of our Collectors' Choice Music business in November 2001. Domestic TV networks showed the most growth, primarily as a result of the Califa acquisition in July 2001, and the Licensing Businesses and Playboy Online Groups revenues were also higher. Publishing revenues were down.

      The improvement in our operating performance for both of the current year periods was due to better performance from all of our operating groups, except Publishing. Corporate Administration and Promotion expenses were also lower.

      The net loss for the current year six-month period included a $5.8 million noncash income tax charge related to our adoption of Statement 142, Goodwill and Other Intangible Assets. The prior year six-month period included a $4.2 million noncash charge representing a "Cumulative effect of change in accounting principle" related to the adoption of Statement of Position 00-2, Accounting by Producers or Distributors of Films, or SOP 00-2. Additionally, both of the current year periods reflected higher interest expense due to primarily noncash imputed interest related to the deferred payment of the purchase price for the Califa acquisition.

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

      For the quarter and six-month period, profit contribution from our domestic TV networks business increased $4.1 million and $8.4 million, respectively, on revenue increases of $5.3 million, or 29%, and $11.1 million, or 30%, respectively. These increases were primarily due to the Califa acquisition combined with increases of $1.2 million for the quarter and $3.2 million for the six-month period in Playboy TV cable pay-per-view revenues.

Our networks were available as follows:

                                                June 30,    Dec. 31,    June 30,
Household Units (in millions)                       2002        2001        2001
--------------------------------------------------------------------------------
Playboy TV (1)
    DTH                                             19.6        18.1        16.7
    Cable digital                                   12.3        10.3         5.7
    Cable analog addressable                         6.5         7.8         9.8
Movie Networks (1) (2)
    DTH                                             38.0        35.3          --
    Cable digital                                   33.1        25.3        10.8
    Cable analog addressable                        12.9        17.0        13.9
--------------------------------------------------------------------------------

(1) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of our networks and/or multiple platforms (i.e. digital and analog) are available to that household.

(2) Includes The Hot Network, The Hot Zone and Vivid TV networks from the Califa acquisition in July 2001.

      Revenues from our worldwide home video business decreased $0.3 million, or 9%, for the quarter and $0.6 million, or 10%, for the six-month period, primarily due to a change in accounting in accordance with SOP 00-2, Accounting by Producers or Distributors of Films, which resulted in lower revenues of approximately $1 million being recorded. The prior year six-month period also reflected $0.8 million in international sales of The Eros Collection titles through a one-time multi-territory sale. Partially offsetting the above were revenues in both of the current year periods from a new continuity series and a new international distribution agreement. Profit contribution from our worldwide home video business increased $0.1 million for the quarter and decreased $0.5 million for the six-month period.

      Programming amortization expense increased $0.4 million for both the quarter and six-month period. The increase for the quarter was primarily due to higher amortization for domestic TV networks while the six-month comparison principally reflected higher worldwide home video amortization.

PUBLISHING GROUP

      Playboy magazine revenues decreased $2.5 million, or 10%, for the quarter and $2.6 million, or 5%, for the six-month period due to both lower newsstand and advertising revenues. Advertising revenues decreased $1.3 million, or 13%, for the quarter and $1.7 million, or 9%, for the six-month period due to fewer ad pages, partially offset by higher average net revenue per page. Advertising sales for the third quarter magazine issues are closed and we expect to report 9% lower ad revenues and 17% fewer ad pages compared to the 2001 third quarter. These advertising declines are largely the result of continued industry-wide softness. For both periods, subscription revenues were higher, but were more than offset by lower newsstand sales of $1.2 million. A $0.4 million unfavorable variance related to newsstand sales adjustments for prior years' issues also contributed to the six-month comparison.

      Other domestic publishing revenues decreased $0.9 million, or 27%, for the quarter and $1.6 million, or 24%, for the six-month period primarily due to lower newsstand sales combined with an unfavorable variance related to newsstand sales adjustments for prior issues in our special editions business.

      International publishing revenues decreased $2.3 million, or 66%, for the quarter and $3.7 million, or 60%, for the six-month period due to the sale in July 2001 of a majority of our interest in our Polish publishing joint venture, and as a result we no longer consolidate its results.

      The group's segment performance for the quarter and six-month period was $1.4 million and $0.8 million worse, respectively, compared to the prior year periods primarily due to the lower Playboy magazine and special editions newsstand sales, and the lower advertising revenues. Partially offsetting these declines were lower manufacturing costs of $1.3 million for the quarter and $2.0 million for the six-month period primarily due to lower paper prices combined with fewer printed pages in Playboy magazine due in part to the fewer ad pages. The higher Playboy magazine subscription revenues and lower advertising expenses, primarily due to cost reduction measures implemented in the prior year, also favorably impacted the six-month comparison.

PLAYBOY ONLINE GROUP

      Playboy Online Group revenues increased $1.4 million, or 23%, for the quarter and $1.0 million, or 8%, for the six-month period. Higher subscription and international revenues drove the increases. E-commerce revenues were the biggest contributor and were down year over year for both periods due in part to the sale of Collectors' Choice Music in November 2001. Also, a more targeted circulation plan and the timing of Playboy and Spice mailings unfavorably impacted the six-month revenue comparison while improving the margin of the business. In spite of higher trademark fees to the parent company of $0.5 million for the quarter and $1.0 million for the six-month period, the segment loss decreased $3.2 million and $5.0 million for the quarter and six-month period, respectively, primarily due to cost-saving initiatives implemented in the prior year combined with the higher revenues.

LICENSING BUSINESSES GROUP

      For the quarter and six-month period, segment income from the Licensing Businesses Group increased $0.9 million and $1.2 million, respectively, on revenue increases of $1.0 million, or 22%, and $1.4 million, or 21%, respectively. These increases were largely due to revenues of $0.9 million related to an auction in June 2002 of a small portion of our art and memorabilia collection. For both periods, higher royalties from our international licensed branded products business combined with lower business development expenses were also responsible for the improved performances.

CATALOG GROUP

      In November 2001, we sold our Collectors' Choice Music business, ending our presence in the nonbranded print catalog business.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses decreased $1.2 million, or 25%, for the quarter and $1.6 million, or 19%, for the six-month period. These reductions were primarily due to lower marketing expenses, no longer amortizing trademarks in the current year due to the adoption of Statement 142, Goodwill and Other Intangible Assets and a greater reduction of expenses related to the higher trademark fees from the Playboy Online Group. Additionally, the quarter comparison reflected lower expense related to our deferred compensation plans, as expense is inversely related to the performance of the stock market.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2002, we had $2.3 million in cash and cash equivalents and $93.9 million in total financing obligations compared to $4.6 million in cash and cash equivalents and $101.6 million in total financing obligations at December 31, 2001. The financing obligations at June 30, 2002 and December 31, 2001 included $22.5 million and $20.0 million, respectively, in loans made directly from Hugh M. Hefner to Playboy.com, Inc., or Playboy.com. On July 1, 2002, Mr. Hefner and Playboy.com amended an expiring $5.0 million note by extending the maturity date to July 1, 2003. In September 2002, two additional $5.0 million notes from Mr. Hefner are scheduled to mature.

      Our current liquidity requirements, excluding those of Playboy.com, are being provided by a $100.2 million credit facility, comprised of $65.2 million of term loans and a $35.0 million revolving credit facility. At June 30, 2002, $6.2 million was outstanding under the revolving credit facility. The weighted average interest rates as of June 30, 2002 were 5.97% for the term loans and 6.75% for the revolving credit facility. We plan to finance our working capital requirements through cash generated from operations and our revolving credit facility. If additional funds become necessary, we will seek additional capital from the debt and/or equity markets. Playboy.com's funding requirements are currently being obtained from loans made available by Mr. Hefner.

      In connection with the Califa acquisition, we have the option of paying up to $71 million of the scheduled payments in cash or Class B common stock through 2007. On April 17, 2002, a registration statement for the resale of approximately 1,475,000 shares became effective. These shares were issued in payment of the largest installment plus an additional installment of consideration which totaled $22.5 million as well as $0.3 million of accrued interest under the terms of the Califa asset purchase agreement. The Califa principals elected to sell the shares and realized net proceeds from the sale of $19.2 million. As a result, we are required to provide them with a make-whole payment of approximately $3.6 million, plus interest through the date of the next payment, in cash or stock. We have given the Califa principals notice that we will add the make-whole amount plus interest to the February 2003 scheduled payment, according to the terms of the asset purchase agreement.

      In the international TV arena, PTVI's ability to finance its operations, including making library license and programming output payments to us, will depend principally on the ability of Claxson Interactive Group, Inc., or Claxson, our venture partner, and also us to make capital contributions, until PTVI generates sufficient funds from operations. In a June 27, 2002 filing with the Securities and Exchange Commission, or the SEC, Claxson indicated that its auditors have expressed a "going concern opinion." The reasons cited were Claxson's losses from operations, working capital deficiency and its default on debt. PTVI's independent auditors have also expressed a "going concern opinion" in their report relating to PTVI's financial statements for the fiscal year ended December 31, 2001. The reasons cited as the basis for raising substantial doubt as to PTVI's ability to continue as a going concern are the potential inability of Claxson to make required capital contributions combined with PTVI's losses from operations. As of June 30, 2002, we had a $5.9 million net receivable from PTVI related to programming output, including $3.2 million of revenues recorded in the second quarter and $6.0 million for the six-month period. In September 2002, we are scheduled to receive a $7.5 million library license payment from PTVI. We do not expect to receive these amounts in cash. However, we expect that if ongoing negotiations concerning the restructuring of the PTVI joint venture with Claxson are successfully completed, we will receive assets of greater value than these amounts. If we are unable to successfully complete negotiations with Claxson and PTVI is unable to make these and other required payments to us in a timely manner, either because of Claxson's failure to fund its capital contribution obligations or otherwise, we will be required to address this failure by, among other matters, exercising our remedies under the PTVI joint venture agreements, reducing operating expenses, seeking amendments to our credit facility or seeking additional capital. If these efforts are not successful, our future financial condition and operating results could be materially adversely affected.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $5.2 million for the six months due to positive results (after adjusting for noncash items), principally from the Entertainment Group, combined with $6.6 million of cash provided from operating assets and liabilities, primarily due to collections of receivables from Playboy magazine and DTH operators. Additionally, the six-month period reflected $21.5 million of investments in produced and licensed entertainment programming.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash provided by investing activities was $0.2 million for the six months primarily due to $1.1 million of proceeds from disposals, primarily related to the sale of our Collectors' Choice Music businesses, mostly offset by $0.7 million of additions to property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities was $7.8 million for the six months principally due to $5.9 million in repayments of financing obligations and $4.3 million in payments on our revolving credit facility, partially offset by $2.5 million of proceeds related to a December 2001 promissory note issued by Playboy.com to Mr. Hefner.

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

      (c) substantive changes in postal regulations or rates which could increase our postage and distribution costs, or

      (d) changes in or increased regulation of gaming businesses, which could limit our ability to obtain licenses, and the impact of any new legislation on gaming businesses generally;

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

(15) PTVI's ability to finance its operations, including making library license and programming output payments to us, will depend principally on the ability of Claxson, our venture partner, and also us to make capital contributions, until PTVI generates sufficient funds from operations. If we are unable to successfully complete negotiations concerning the restructuring of the PTVI joint venture with Claxson and PTVI is unable to make required payments to us in a timely manner, either because of Claxson's failure to fund its capital contribution obligations or otherwise, we will be required to address this failure by, among other matters, excising our remedies under the PTVI joint venture agreements, reducing operating expenses, seeking amendments to our credit facility or seeking additional capital. If these efforts are not successful, our future financial condition and operating results could be materially adversely affected;

(16)  increases in paper or printing costs;

(17) effects of the national consolidation of the single-copy magazine distribution system;

(18) uncertainty of the viability of the Internet gaming, e-commerce, advertising and subscription businesses; and

(19) our ability to obtain adequate third-party financing to fund our Internet business, and the timing and terms of such financing.

                                LEGAL PROCEEDINGS

      On February 17, 1998, Gongora filed suit in state court in Hidalgo County, Texas against the Editorial Defendants and us. In the complaint, Gongora alleged that he was injured as a result of the termination of the License Agreement between us and EC for the publication of the Mexican Edition. We terminated the License Agreement on January 28, 1998 due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI was awarded $4.1 million in out-of-pocket expenses. EC was awarded $0.3 million for lost profits, even though the jury found that EC had failed to comply with the terms of the License Agreement. We plan to file an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. Our management, on advice of legal counsel, believes that it is not probable that a material judgment against us will be sustained. In accordance with Statement 5, Accounting for Contingencies, no liability has been accrued.

                    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)   Recent Sales of Unregistered Securities

      On April 18, 2002, we issued 1,475,459 shares of our Class B common stock to Califa Entertainment Group, Inc., or Califa, and V.O.D., Inc., or VODI, pursuant to an Asset Purchase Agreement dated as of June 29, 2001 by and among us, Califa, VODI, Steven Hirsch, Dewi James and William Asher relating to our acquisition of The Hot Network, The Hot Zone and the Vivid TV networks and related assets. We issued the 1,475,459 shares in payment of the largest installment plus an additional installment of consideration due under the agreement in the amounts of $16.0 million and $6.5 million due in 2001 and 2002, respectively, as well as interest on these installments in the amount of $0.3 million that was accrued but unpaid as of April 17, 2002. The issuance of shares was not registered under the Securities Act of 1933, as amended, or the Act, in reliance on Section 4(2) of the Act as a transaction not involving a public offering of the shares.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of shareholders was held on May 15, 2002. At the meeting, the following director nominees were elected:

                                                         Votes             Votes
Nominee                                                    For          Withheld
--------------------------------------------------------------------------------
Dennis S. Bookshester                                4,642,469             3,584

David I. Chemerow                                    4,642,724             3,329

Donald G. Drapkin                                    4,642,749             3,304

Christie A. Hefner                                   4,634,376            11,677

Sol Rosenthal                                        4,642,456             3,597

Richard S. Rosenzweig                                4,634,477            11,576

Sir Brian Wolfson                                    4,642,473             3,580
--------------------------------------------------------------------------------

Also at the meeting, the shareholders approved, with voting as set forth below, ratification of Ernst & Young LLP as independent auditors, or Auditors:

                         Votes            Votes          Votes
Matter                     For          Against       Withheld          Non-Vote
--------------------------------------------------------------------------------
Auditors             4,643,604            1,146            N/A             1,303
--------------------------------------------------------------------------------

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number                           Description

#10.1 Amended and Restated Affiliation and License Agreement dated May 17, 2002 between DirecTV, Inc. and Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc. and Spice Platinum Entertainment, Inc. regarding DBS Satellite Exhibition of Programming

#10.2 Letter of Intent for Provision of Services dated May 3, 2002 between AT&T Digital Media Centers and Playboy Entertainment Group, Inc.

10.3 First Amendment to September 20, 2001 Lease between Kingston Andrita LLC and Playboy Entertainment Group, Inc. dated May 15, 2002

10.4 Agreement of Lease dated April 23, 2002 between Los Angeles Media Tech Center, LLC and Playboy Enterprises, Inc.

10.5 Employment Agreement dated May 14, 2002 between David Zucker and Playboy Enterprises, Inc.

10.6 Memorandum dated May 21, 2002 regarding severance agreement for Linda Havard

  99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------

# Certain information omitted pursuant to a request for confidential treatment filed separately with the SEC

(b)   Reports on Form 8-K

      On April 15, 2002, we filed an Amendment No. 2 on Form 8-K/A to amend certain financial information included in Items 7(a) and 7(b) of our Amendment No. 1 on Form 8-K/A filed on September 19, 2001. This Amendment No. 1 updated the Form 8-K filed on July 23, 2001 relating to our acquisition of The Hot Network, The Hot Zone and the Vivid TV networks and related assets to include applicable financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PLAYBOY ENTERPRISES, INC.
                                        -------------------------
                                               (Registrant)


Date August 12, 2002                    By  s/Linda Havard
--------------------                        ------------------------------
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