Form 10-Q
period 2002-09-30
PLAYBOY ENTERPRISES INC
filed 2002-11-08
CIK 1072341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                                 Yes |X| No |_|

      As of October 31, 2002, there were 4,864,102 shares of Class A common stock, par value $0.01 per share, and 21,178,174 shares of Class B common stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the Quarters Ended September 30,
           2002 and 2001 (Unaudited)                                           3

           Condensed Consolidated Statements of Operations and
           Comprehensive Loss for the Nine Months Ended September 30,
           2002 and 2001 (Unaudited)                                           4

           Condensed Consolidated Balance Sheets as of September 30,
           2002 (Unaudited) and December 31, 2001                              5

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2002 and 2001 (Unaudited)           6

           Notes to Condensed Consolidated Financial Statements                7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   11

Item 4. Controls and Procedures                                               17

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      18

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                 for the Quarters Ended September 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                                         2002        2001
-----------------------------------------------------------------------------------------
Net revenues                                                         $ 67,372    $ 73,176
-----------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                      (48,305)    (57,722)
   Selling and administrative expenses                                (14,879)    (13,042)
   Restructuring expenses                                                  --        (256)
   Gain on disposal                                                        --         390
-----------------------------------------------------------------------------------------
      Total costs and expenses                                        (63,184)    (70,630)
-----------------------------------------------------------------------------------------
Operating income                                                        4,188       2,546
-----------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                       22          81
   Interest expense                                                    (3,500)     (3,972)
   Minority interest                                                     (437)       (244)
   Equity in operations of Playboy TV International, LLC and other         62        (163)
   Other, net                                                            (369)       (336)
-----------------------------------------------------------------------------------------
      Total nonoperating expense                                       (4,222)     (4,634)
-----------------------------------------------------------------------------------------
Loss before income taxes                                                  (34)     (2,088)
Income tax expense                                                       (605)         --
-----------------------------------------------------------------------------------------
Net loss                                                                 (639)     (2,088)
-----------------------------------------------------------------------------------------

Other comprehensive income (loss) (net of tax)
   Unrealized loss on marketable securities                              (499)       (481)
   Derivative gain (loss)                                                 198      (1,138)
   Foreign currency translation loss                                       --          (3)
-----------------------------------------------------------------------------------------
      Total other comprehensive loss                                     (301)     (1,622)
-----------------------------------------------------------------------------------------
Comprehensive loss                                                   $   (940)   $ (3,710)
=========================================================================================

Basic and diluted weighted average number
   of common shares outstanding                                        26,036      24,502
=========================================================================================

Basic and diluted earnings per common share                          $  (0.01)   $  (0.09)
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

                                                                            2002           2001
-----------------------------------------------------------------------------------------------
Net revenues                                                           $ 204,085      $ 210,475
-----------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                        (152,612)      (178,450)
   Selling and administrative expenses                                   (42,868)       (39,239)
   Restructuring expenses                                                     --           (256)
   Gain on disposals                                                          --            290
-----------------------------------------------------------------------------------------------
      Total costs and expenses                                          (195,480)      (217,655)
-----------------------------------------------------------------------------------------------
Operating income (loss)                                                    8,605         (7,180)
-----------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                          83            701
   Interest expense                                                      (11,547)        (9,342)
   Minority interest                                                      (1,279)          (292)
   Equity in operations of Playboy TV International, LLC and other           (32)           258
   Other, net                                                             (1,118)        (1,125)
-----------------------------------------------------------------------------------------------
      Total nonoperating expense                                         (13,893)        (9,800)
-----------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of change
   in accounting principle                                                (5,288)       (16,980)
Income tax expense                                                        (7,802)          (654)
-----------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle          (13,090)       (17,634)
Cumulative effect of change in accounting principle (net of tax)              --         (4,218)
-----------------------------------------------------------------------------------------------
Net loss                                                                 (13,090)       (21,852)
-----------------------------------------------------------------------------------------------

Other comprehensive income (loss) (net of tax)
   Unrealized loss on marketable securities                                 (696)          (624)
   Derivative gain (loss)                                                    191         (1,235)
   Foreign currency translation gain                                          --             61
-----------------------------------------------------------------------------------------------
      Total other comprehensive loss                                        (505)        (1,798)
-----------------------------------------------------------------------------------------------
Comprehensive loss                                                     $ (13,595)     $ (23,650)
===============================================================================================

Basic and diluted weighted average number
   of common shares outstanding                                           25,444         24,375
===============================================================================================

Basic and diluted earnings per common share
Loss before cumulative effect of change in accounting principle        $   (0.51)     $   (0.73)
Cumulative effect of change in accounting principle (net of tax)              --          (0.17)
-----------------------------------------------------------------------------------------------
Net loss                                                               $   (0.51)     $   (0.90)
===============================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    (Unaudited)
                                                                      Sept. 30,       Dec. 31,
                                                                           2002           2001
----------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                             $      --      $   4,610
Marketable securities                                                     2,507          3,182
Receivables, net of allowance for doubtful accounts of
   $4,910 and $6,406, respectively                                       36,381         41,846
Receivables from related parties                                         43,262         12,417
Inventories, net                                                         12,555         13,962
Deferred subscription acquisition costs                                  12,932         12,111
Other current assets                                                      9,909          7,857
----------------------------------------------------------------------------------------------
   Total current assets                                                 117,546         95,985
----------------------------------------------------------------------------------------------
Receivables from related parties                                         25,000         50,000
Property and equipment, net                                               9,209         10,749
Programming costs                                                        58,706         56,213
Goodwill                                                                111,893        112,338
Trademarks                                                               53,829         52,185
Distribution agreements acquired, net of accumulated amortization
   of $5,498 and $2,199, respectively                                    23,002         26,301
Other noncurrent assets                                                  19,671         22,469
----------------------------------------------------------------------------------------------
Total assets                                                          $ 418,856      $ 426,240
==============================================================================================

Liabilities
Financing obligations                                                 $   6,042      $   8,561
Financing obligations to related parties                                 17,235         15,000
Acquisition liability                                                    11,349         21,023
Accounts payable                                                         15,738         19,293
Accounts payable to related parties                                          59            169
Accrued salaries, wages and employee benefits                             5,526          8,717
Deferred revenues                                                        50,390         47,913
Deferred revenues from related parties                                   29,619          8,382
Other liabilities and accrued expenses                                   21,331         18,453
----------------------------------------------------------------------------------------------
   Total current liabilities                                            157,289        147,511
----------------------------------------------------------------------------------------------
Financing obligations                                                    67,805         73,017
Financing obligations to related parties                                 10,000          5,000
Acquisition liability                                                    31,777         41,079
Deferred revenues from related parties                                   23,025         44,350
Net deferred tax liabilities                                             12,049          5,313
Other noncurrent liabilities                                             25,706         28,445
----------------------------------------------------------------------------------------------
   Total liabilities                                                    327,651        344,715
----------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued            49             49
   Class B nonvoting - 30,000,000 shares authorized; 21,427,252
     and 19,930,142 issued, respectively                                    214            199
Capital in excess of par value                                          146,158        123,090
Accumulated deficit                                                     (50,015)       (36,925)
Unearned compensation restricted stock                                   (2,827)        (3,019)
Accumulated other comprehensive loss                                     (2,374)        (1,869)
----------------------------------------------------------------------------------------------
   Total shareholders' equity                                            91,205         81,525
----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                            $ 418,856      $ 426,240
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

                                                                             2002          2001
-----------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                 $(13,090)     $(21,852)
Adjustments to reconcile net loss to net cash used for
  operating activities:
   Depreciation of property and equipment                                   3,107         2,940
   Amortization of intangible assets                                        5,435         6,561
   Equity in operations of Playboy TV International, LLC and other             32          (258)
   Gain on disposals                                                           --          (290)
   Cumulative effect of change in accounting principle                         --         4,218
   Deferred income taxes                                                    6,736          (355)
   Amortization of investments in entertainment programming                29,095        28,046
   Net change in operating assets and liabilities                          (3,644)          236
   Investments in entertainment programming                               (31,815)      (27,760)
   Other, net                                                               1,001          (872)
-----------------------------------------------------------------------------------------------
Net cash used for operating activities                                     (3,143)       (9,386)
-----------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisition                                                     (435)         (501)
Proceeds from disposals                                                     1,118         1,602
Additions to property and equipment                                        (1,625)       (2,120)
Funding of equity interests                                                    --        (1,747)
Other, net                                                                    107           (31)
-----------------------------------------------------------------------------------------------
Net cash used for investing activities                                       (835)       (2,797)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities
Net proceeds from sale of Playboy.com, Inc. Series A Preferred Stock           --        13,305
Proceeds from financing obligations                                        17,235         5,000
Repayment of financing obligations                                        (17,731)       (4,631)
Payment of financing fees                                                    (348)         (391)
Proceeds from stock plans                                                     212         1,960
Other, net                                                                     --          (207)
-----------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                         (632)       15,036
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       (4,610)        2,853
Cash and cash equivalents at beginning of period                            4,610         2,534
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $     --      $  5,387
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

(B)   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

      On July 1, 2001, we adopted certain provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, or Statement 141, and on January 1, 2002, we adopted the full provisions of Statement 141 and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142. Under the new rules, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives. Amortization expense related to intangible assets with definite lives is expected to total approximately $7.2 million, $3.8 million, $1.1 million, $0.6 million and $0.5 million for each of the next five years, respectively, beginning with the current year. During the first quarter of 2002, we completed the first of the required impairment tests for goodwill and indefinite-lived intangible assets, which did not result in an impairment charge. Deferred tax liabilities related to these assets with indefinite lives will now be realized only if there is a disposition or an impairment of the value of these intangible assets. We currently have net operating loss carryforwards, or NOLs, available to offset deferred tax liabilities realized within the NOL carryforward period. However, we cannot be certain that NOLs will be available when the deferred tax liabilities related to these intangible assets are realized. Therefore, in the current year third quarter and nine-month period, we recorded a noncash income tax provision of $0.2 million and $6.7 million, respectively, for these deferred tax liabilities. The cumulative effect of the accounting change included in the current year first quarter income tax provision is $5.8 million of the $6.7 million.

The following table represents the pro forma effects as if we had adopted Statement 142 as of January 1, 2001 (in thousands, except per share amounts):

                                                          (Unaudited)                 (Unaudited)
                                                        Quarters Ended            Nine Months Ended
                                                         September 30,              September 30,
                                                     ---------------------      ----------------------
                                                         2002         2001          2002          2001
------------------------------------------------------------------------------------------------------
Net loss
As reported                                          $   (639)     $(2,088)     $(13,090)     $(21,852)
   Amortization of goodwill and indefinite-lived
     intangible assets (net of tax)                        --        1,465            --         4,400
   Income tax provision                                    --         (216)        5,816        (6,736)
------------------------------------------------------------------------------------------------------
Pro forma                                            $   (639)     $  (839)     $ (7,274)     $(24,188)
======================================================================================================
Basic and diluted earnings per common share
As reported                                          $  (0.01)     $ (0.09)     $  (0.51)     $  (0.90)
Pro forma                                            $  (0.01)     $ (0.03)     $  (0.29)     $  (0.99)
======================================================================================================

(C)   RESTRUCTURING EXPENSES

      In 2001, we implemented a restructuring plan in anticipation of a continuing weak economy. The plan included a reduction in workforce coupled with vacating portions of certain office facilities by combining operations for greater efficiency, refocusing sales and marketing, outsourcing some operations and reducing overhead expenses. Total restructuring charges of $3.7 million related to this plan were recorded in 2001. The restructuring resulted in a workforce reduction of approximately 15%, or 104 employees, through Company-wide layoffs and attrition. Approximately half of these employees were in the Playboy Online Group. Of the $3.7 million charge, $2.5 million related to the termination of 88 employees. An additional 16 positions were eliminated through attrition. The charge also included $1.2 million related to the excess space in our Chicago and New York offices. Of the total $3.7 million of costs related to this restructuring plan, approximately $2.9 million was paid by September 30, 2002, with an additional $0.3 million expected to be paid by year-end 2002, with the remainder expected to be paid through 2007.

(D)   EARNINGS PER COMMON SHARE

The following table represents the approximate number of shares related to options to purchase our Class B common stock and Class B restricted stock awards that were outstanding which were not included in the computation of diluted earnings per common share as the inclusion of these shares would have been antidilutive (in thousands):

                                          (Unaudited)             (Unaudited)
                                        Quarters Ended         Nine Months Ended
                                         September 30,           September 30,
                                       -----------------       -----------------
                                        2002        2001        2002        2001
--------------------------------------------------------------------------------
Stock options                          2,745       2,150       2,660       2,280
Restricted stock awards                  250         240         255         240
--------------------------------------------------------------------------------
Total                                  2,995       2,390       2,915       2,520
================================================================================

      As a result, the weighted average number of basic and diluted common shares outstanding for the quarters and nine months ended September 30, 2002 and 2001 were equivalent.

(E)   INVENTORIES, NET

Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                      (Unaudited)
                                                        Sept. 30,       Dec. 31,
                                                             2002           2001
--------------------------------------------------------------------------------
Paper                                                     $ 5,030        $ 5,189
Editorial and other prepublication costs                    5,554          6,140
Merchandise finished goods                                  1,971          2,633
--------------------------------------------------------------------------------
Total inventories, net                                    $12,555        $13,962
================================================================================

(F)   SEGMENT INFORMATION

The following table represents financial information by reportable segment (in thousands):

                                                                         (Unaudited)                  (Unaudited)
                                                                       Quarters Ended              Nine Months Ended
                                                                        September 30,                September 30,
                                                                    ----------------------      ------------------------
                                                                        2002          2001           2002           2001
------------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment                                                       $ 28,415      $ 29,947      $  89,793      $  80,660
Publishing                                                            29,033        31,677         82,679         93,174
Playboy Online                                                         7,223         6,754         21,330         19,821
Licensing Businesses                                                   2,701         2,140         10,283          8,385
Catalog                                                                   --         2,658             --          8,435
------------------------------------------------------------------------------------------------------------------------
Total                                                               $ 67,372      $ 73,176      $ 204,085      $ 210,475
========================================================================================================================
Loss before income taxes and cumulative effect of change
  in accounting principle
Entertainment                                                       $  7,336      $  9,967      $  24,432      $  20,257
Publishing                                                             1,929           877            588            346
Playboy Online                                                        (2,186)       (5,097)        (8,632)       (16,564)
Licensing Businesses                                                   1,171           618          3,476          1,721
Catalog                                                                   --             5             --           (161)
Corporate Administration and Promotion                                (4,062)       (3,958)       (11,259)       (12,813)
Restructuring expenses                                                    --          (256)            --           (256)
Gain on disposals                                                         --           390             --            290
Investment income                                                         22            81             83            701
Interest expense                                                      (3,500)       (3,972)       (11,547)        (9,342)
Minority interest                                                       (437)         (244)        (1,279)          (292)
Equity in operations of Playboy TV International, LLC and other           62          (163)           (32)           258
Other, net                                                              (369)         (336)        (1,118)        (1,125)
------------------------------------------------------------------------------------------------------------------------
Total                                                               $    (34)     $ (2,088)     $  (5,288)     $ (16,980)
========================================================================================================================
EBITDA (1)
Entertainment                                                       $ 18,772      $ 20,449      $  59,721      $  53,239
Publishing                                                             2,234         1,054          1,487            862
Playboy Online                                                        (2,307)       (4,859)        (8,873)       (15,361)
Licensing Businesses                                                   1,220           670          3,620          1,880
Catalog                                                                   --            12             --           (141)
Corporate Administration and Promotion                                (3,254)       (3,056)        (9,091)       (10,201)
Restructuring expenses                                                    --          (256)            --           (256)
Gain on disposals                                                         --           390             --            290
------------------------------------------------------------------------------------------------------------------------
Total                                                               $ 16,665      $ 14,404      $  46,864      $  30,312
========================================================================================================================

(1) EBITDA represents earnings before interest expense, income taxes, cumulative effect of change in accounting principle, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees, expenses related to the vesting of restricted stock awards and equity in operations of Playboy TV International, LLC, or PTVI, and other. EBITDA should not be considered an alternative to any measure of performance or liquidity under generally accepted accounting principles. Similarly, EBITDA should not be inferred as more meaningful than any of those measures.

(G)   SALE OF SECURITIES

      In connection with the Califa acquisition, we have the option of paying up to $71 million of the purchase price in cash or Class B common stock through 2007. On April 17, 2002, a registration statement for the resale of approximately 1,475,000 shares became effective. These shares were issued in payment of two installments of consideration which totaled $22.5 million plus $0.3 million of accrued interest. The Califa principals elected to sell the shares and realized net proceeds from the sale of $19.2 million. As a result, we are required to provide them with a make-whole payment in either cash or stock of approximately $3.6 million, plus interest through the date of the next payment. The make-whole amount plus interest will be added to the payment scheduled to be made on March 3, 2003.

(H)   CONTINGENCIES

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998 due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and $0.3 million for lost profits, respectively, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. We plan to file post-judgment motions challenging the judgment in the trial court, and, if those motions are denied, then we will vigorously pursue an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We will be posting a bond in the amount of approximately $7 million (which represents the amount of the judgment plus estimated pre- and post-judgment interest) in connection with the appeal. Management, on advice of legal counsel, believes that it is not probable that a material judgment against us will be sustained. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, or Statement 5, no liability has been accrued.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table represents our results of operations for the periods indicated below (in millions, except per share amounts):

                                                                         Quarters Ended             Nine Months Ended
                                                                          September 30,               September 30,
                                                                     ----------------------      ----------------------
                                                                         2002          2001          2002          2001
-----------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                                              $   23.0      $   23.1      $   71.2      $   60.2
   International TV                                                       2.9           6.2           9.8          12.9
   Worldwide home video                                                   2.4           0.5           8.6           7.3
   Movies and other                                                       0.1           0.2           0.2           0.3
-----------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                   28.4          30.0          89.8          80.7
-----------------------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                      23.8          25.1          70.0          73.9
   Other domestic publishing                                              3.8           4.2           8.8          10.8
   International publishing                                               1.5           2.4           3.9           8.5
-----------------------------------------------------------------------------------------------------------------------
   Total Publishing                                                      29.1          31.7          82.7          93.2
-----------------------------------------------------------------------------------------------------------------------
Playboy Online                                                            7.2           6.7          21.3          19.8
-----------------------------------------------------------------------------------------------------------------------
Licensing Businesses                                                      2.7           2.2          10.3           8.4
-----------------------------------------------------------------------------------------------------------------------
Catalog                                                                    --           2.6            --           8.4
-----------------------------------------------------------------------------------------------------------------------
Total net revenues                                                   $   67.4      $   73.2      $  204.1      $  210.5
=======================================================================================================================
Net loss
Entertainment
   Before programming expense                                        $   16.7      $   18.7      $   53.5      $   48.3
   Programming expense                                                   (9.4)         (8.7)        (29.1)        (28.0)
-----------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                    7.3          10.0          24.4          20.3
-----------------------------------------------------------------------------------------------------------------------
Publishing                                                                1.9           0.9           0.6           0.4
-----------------------------------------------------------------------------------------------------------------------
Playboy Online                                                           (2.1)         (5.1)         (8.6)        (16.6)
-----------------------------------------------------------------------------------------------------------------------
Licensing Businesses                                                      1.2           0.6           3.5           1.7
-----------------------------------------------------------------------------------------------------------------------
Catalog                                                                    --            --            --          (0.2)
-----------------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                   (4.1)         (4.0)        (11.3)        (12.8)
-----------------------------------------------------------------------------------------------------------------------
Total segment income (loss)                                               4.2           2.4           8.6          (7.2)
Restructuring expenses                                                     --          (0.3)           --          (0.3)
Gain on disposals                                                          --           0.4            --           0.3
-----------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                   4.2           2.5           8.6          (7.2)
-----------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                       --           0.1           0.1           0.7
   Interest expense                                                      (3.5)         (3.9)        (11.6)         (9.3)
   Minority interest                                                     (0.5)         (0.3)         (1.3)         (0.3)
   Equity in operations of PTVI and other                                 0.1          (0.2)           --           0.2
   Other, net                                                            (0.3)         (0.3)         (1.1)         (1.1)
-----------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                               (4.2)         (4.6)        (13.9)         (9.8)
-----------------------------------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of change
   in accounting principle                                                 --          (2.1)         (5.3)        (17.0)
Income tax expense                                                       (0.6)           --          (7.8)         (0.7)
-----------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle          (0.6)         (2.1)        (13.1)        (17.7)
Cumulative effect of change in accounting principle (net of tax)           --            --            --          (4.2)
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                             $   (0.6)     $   (2.1)     $  (13.1)     $  (21.9)
=======================================================================================================================
Basic and diluted earnings per common share
Loss before cumulative effect of change in accounting principle      $  (0.01)     $  (0.09)     $  (0.51)     $  (0.73)
Cumulative effect of change in accounting principle (net of tax)           --            --            --         (0.17)
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                             $  (0.01)     $  (0.09)     $  (0.51)     $  (0.90)
=======================================================================================================================

      Our revenues were lower than last year's third quarter and nine-month period principally as a result of three deal-related changes: 1) no library license fees in the Entertainment Group from PTVI received in the current year as discussed in more detail later; 2) the absence of Catalog Group revenues due to the sale of our Collectors' Choice Music business in November 2001; and 3) the sale of a majority of our equity interest in the Polish edition of Playboy magazine in July 2001. Additionally, domestic Playboy magazine and other publishing revenues were down for both periods. Higher revenues from the Licensing Businesses and Playboy Online Groups partially offset the above for both periods. Also, domestic TV networks revenues were higher for the nine-month period as a result of the Califa acquisition in July 2001.

      In spite of the revenue decline, operating income improved for the quarter mainly due to better performance from the Playboy Online, Publishing and Licensing Businesses Groups, partially offset by lower income from the Entertainment Group, also related to PTVI. The improvement in our operating performance for the nine-month period was due to better performance from all of our operating groups combined with lower Corporate Administration and Promotion expenses.

      The net loss for the current year nine-month period included a $5.8 million noncash income tax charge related to our adoption of Statement 142, Goodwill and Other Intangible Assets. The prior year nine-month period included a $4.2 million noncash charge representing a "Cumulative effect of change in accounting principle" related to the adoption of Statement of Position 00-2, Accounting by Producers or Distributors of Films, or SOP 00-2. Additionally, the current year nine-month period reflected higher interest expense due to mostly noncash imputed interest related to the deferred payment of the purchase price for the Califa acquisition.

      Several of our businesses can experience variations in quarterly performance. As a result, our performance in any quarter is not necessarily reflective of full-year or longer-term trends. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter, depending on economic conditions, product introductions by advertising customers and changes in advertising buying patterns. E-commerce revenues are typically impacted by the holiday buying season and decreased Internet traffic during the summer months. Additionally, international TV revenues have varied due to the timing of recognizing library license fees from PTVI.

ENTERTAINMENT GROUP

      The following discussion focuses on the profit contribution of each of our Entertainment Group businesses before programming expense.

      Revenues from our domestic TV networks business were essentially flat for the quarter as a decrease in Playboy TV revenues was mostly offset by an increase in revenues from the movie networks. Profit contribution increased $0.8 million for the quarter due in part to cost controls. Profit contribution for the nine-month period increased $9.1 million on an $11.0 million, or 18%, increase in revenues, primarily due to the Califa acquisition.

Our networks were available as follows:


                                             Sept. 30,     Dec. 31,    Sept. 30,
Household units (in millions) (1)                 2002         2001         2001
--------------------------------------------------------------------------------
Playboy TV
    DTH                                           19.8         18.1         17.1
    Cable digital                                 12.8         10.3          7.6
    Cable analog addressable                       6.5          7.8          8.8
Movie Networks
    DTH                                           38.7         35.3         33.2
    Cable digital                                 35.1         25.3         18.5
    Cable analog addressable                      12.5         17.0         18.4
--------------------------------------------------------------------------------

(1) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of our networks and/or multiple platforms (i.e. digital and analog) are available to that household.

      For the quarter and nine-month period, profit contribution from our international TV business decreased $3.2 million and $3.4 million, respectively, on revenue decreases of $3.3 million, or 52%, and $3.1 million, or 23%, respectively, primarily due to not receiving library license fees from PTVI as we had in the prior year periods. In September 2002, we were scheduled to receive a $7.5 million library license payment from PTVI which, as expected, was not paid when due. However, we expect that if ongoing negotiations concerning the restructuring of the PTVI joint venture with Claxson Interactive Group, Inc., or Claxson, our venture partner, are successfully completed, we will receive assets of equivalent or greater value than this amount and other amounts owed from PTVI. If we are unable to successfully complete negotiations with Claxson and PTVI is unable to make required payments to us in a timely manner, either because of Claxson's failure to fund its capital contribution obligations or otherwise, we will be required to address this failure by, among other matters, exercising our remedies under the PTVI joint venture agreements, reducing operating expenses, seeking amendments to our credit facility or seeking additional capital. If these efforts are not successful, our future financial condition and operating results could be materially adversely affected.

      For the quarter and nine-month period, profit contribution from our worldwide home video business increased $1.3 million and $0.8 million, respectively, on revenue increases of $1.9 million and $1.3 million, respectively, mainly due to the absence of a domestic distributor in the prior year quarter. The contract with our previous distributor expired in June 2001 and the contract with our current distributor became effective in October 2001. Additionally, both of the current year periods included revenues from a new continuity series. Partially offsetting the above for the nine-month comparison were higher revenues in the prior year of $1.2 million related to a change in accounting in accordance with SOP 00-2, Accounting by Producers or Distributors of Films, and $0.8 million in international sales of The Eros Collection titles through a one-time multi-territory sale.

      Programming amortization expense increased $0.7 million for the quarter and $1.1 million for the nine-month period driven by higher programming amortization related to the domestic TV networks. The nine-month period also reflected higher worldwide home video amortization.

      The group incurred expenses of $0.4 million for the quarter and $0.6 million for the nine-month period related to relocating its California office space and moving to a new production facility during the current year.

PUBLISHING GROUP

      Playboy magazine revenues decreased 5% for both the quarter and nine-month period due to lower newsstand and advertising revenues. In spite of this, the Publishing Group reported improved performance for the quarter and nine-month period of $1.0 million and $0.2 million, respectively. Advertising revenues decreased $0.7 million, or 8%, for the quarter and $2.4 million, or 9%, for the nine-month period due to fewer ad pages, partially offset by higher average net revenue per page. Advertising sales for the fourth quarter magazine issues are closed, and we expect to report 23% fewer ad pages and 22% lower ad revenues compared to the 2001 fourth quarter, resulting in expected 17% and 13% decreases in ad pages and revenues, respectively, for 2002 compared to 2001. For both the quarter and nine-month period, higher subscription revenues were more than offset by lower newsstand sales of $1.5 million and $2.2 million, respectively. A $0.5 million favorable variance related to newsstand sales adjustments for prior issues also contributed to the quarter comparison.

      Other domestic publishing revenues decreased $0.4 million, or 10%, for the quarter and $2.0 million, or 18%, for the nine-month period primarily due to lower newsstand sales of special editions. A $0.6 million unfavorable variance related to special editions newsstand sales adjustments for prior years' issues also contributed to the nine-month comparison.

      International publishing revenues decreased $0.9 million for the quarter and $4.6 million for the nine-month period due to the sale in July 2001 of the majority of our equity interest in our Polish publishing joint venture, and as a result we no longer consolidate its results. We sold our remaining equity interest in the joint venture in October 2002.

      The group's segment performance for both periods improved due to lower direct costs and operating expenses, the latter mostly due to cost reduction measures implemented in the fourth quarter of the prior year. Manufacturing costs decreased $1.0 million for the quarter and $3.0 million for the nine-month period driven by lower paper prices combined with fewer printed pages in Playboy magazine in part as a result of the fewer ad pages. Significantly lower editorial costs also favorably impacted both periods. Additionally, the higher Playboy magazine subscription revenues favorably contributed to the nine-month comparison. The lower Playboy magazine and special editions newsstand sales and the lower advertising revenues partially offset the above.

PLAYBOY ONLINE GROUP

      Playboy Online Group revenues increased $0.5 million, or 7%, for the quarter and $1.5 million, or 8%, for the nine-month period. Subscription revenues increased approximately 60% for both periods due to growth in Playboy Cyber Club and Spice Club members and the successful launch of the PlayboyTV Club. Both periods also reflected higher international revenues. In addition to web site deals in Germany and Korea, we have announced new deals to launch web sites in the Netherlands and Taiwan. E-commerce revenues were down year over year for both periods mostly due to the continuation of the strategy to manage direct-commerce circulation more profitably. Also, the timing of Playboy and Spice mailings combined with the sale of our Collectors' Choice Music business in November 2001 resulted in an unfavorable nine-month revenue comparison. The group's segment loss decreased $3.0 million and $8.0 million for the quarter and nine-month period, respectively, due to the higher revenues and cost-saving initiatives implemented in the prior year. The group paid trademark fees to the parent company of $1.7 million and $5.0 million for the current year quarter and nine-month period, respectively, compared to $1.2 million and $3.5 million for the same periods last year.

LICENSING BUSINESSES GROUP

      For the quarter and nine-month period, segment income from the Licensing Businesses Group increased $0.6 million and $1.8 million, respectively, on revenue increases of 26%, or $0.5 million, and 23%, or $1.9 million, respectively. For both periods, higher royalties from our international licensed branded products business combined with lower expenses were responsible for the improved performances. Also contributing to the nine-month comparison were revenues of $0.9 million related to an auction held with Butterfields Auctioneers and eBay in June 2002 of a small portion of our art and memorabilia collection.

CATALOG GROUP

      In November 2001, we sold our Collectors' Choice Music business, ending our presence in the nonbranded print catalog business.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses were relatively flat for the quarter and decreased $1.5 million, or 12%, for the nine-month period. Both periods were impacted by no longer amortizing trademarks in the current year due to the adoption of Statement 142, Goodwill and Other Intangible Assets, lower marketing expenses and a greater reduction of expenses related to the higher trademark fees from the Playboy Online Group. Also reflected in both periods were expenses related to the expected vesting of restricted stock awards and the addition of a Chief Operating Officer position in the current year.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2002, we had no cash and cash equivalents and $101.1 million in total financing obligations compared to $4.6 million in cash and cash equivalents and $101.6 million in total financing obligations at December 31, 2001. Our financing obligations as of September 30, 2002 and December 31, 2001 included $27.2 million and $20.0 million, respectively, in loans made directly from Hugh M. Hefner to Playboy.com, Inc., or Playboy.com. In July 2002, Mr. Hefner and Playboy.com amended an expiring $5.0 million note by extending the maturity date to July 2003. In September 2002, Mr. Hefner agreed to accept a new $12.2 million note from Playboy.com in satisfaction of two $5.0 million notes, plus accrued interest, which matured in September 2002. The new note bears interest at an annual rate of 8.00% (compared to 10.50% and 12.00% for the two original notes), with $0.5 million due in March 2003 and $11.7 million due in September 2003.

      Our current liquidity requirements, excluding those of Playboy.com, are being provided by a $98.8 million credit facility, comprised of $63.8 million of term loans and a $35.0 million revolving credit facility. As of September 30, 2002, $10.0 million of borrowings and $3.9 million in letters of credit were outstanding under the revolving credit facility. The weighted average interest rates as of September 30, 2002 were 5.86% for the term loans and 5.20% for the revolving credit facility. We plan to finance our working capital requirements through cash generated from operations and our revolving credit facility. If additional funds become necessary, we will seek additional capital from the debt and/or equity markets. Playboy.com's funding requirements have been obtained from loans made available by Mr. Hefner.

      In connection with the Califa acquisition, we have the option of paying up to $71 million of the purchase price in cash or Class B common stock through 2007. On April 17, 2002, a registration statement for the resale of approximately 1,475,000 shares became effective. These shares were issued in payment of two installments of consideration which totaled $22.5 million plus $0.3 million of accrued interest. The Califa principals elected to sell the shares and realized net proceeds from the sale of $19.2 million. As a result, we are required to provide them with a make-whole payment in either cash or stock of approximately $3.6 million, plus interest through the date of the next payment. The make-whole amount plus interest will be added to the payment scheduled to be made on March 3, 2003.

      We are in late stage negotiations with Claxson, our venture partner, to restructure the ownership and terms of our international TV joint ventures. We expect that the restructuring will result in, among other things, our trading our right to the September 2002 and future library license and programming output payments from PTVI for additional ownership interests in PTVI. We are working to execute definitive agreements and close the restructuring in the fourth quarter of 2002. In the event that we are unable to complete the restructuring of our joint venture relationships, PTVI's ability to finance its operations, including making library license and programming output payments to us, will depend principally on the ability of Claxson and also us to make capital contributions, until PTVI generates sufficient funds from operations. In a June 27, 2002 filing with the Securities and Exchange Commission, Claxson indicated that its auditors have expressed a "going concern opinion." The reasons cited were Claxson's losses from operations, working capital deficiency and its default on debt. PTVI's independent auditors have also expressed a "going concern opinion" in their report relating to PTVI's financial statements for the fiscal year ended December 31, 2001. The reasons cited as the basis for raising substantial doubt as to PTVI's ability to continue as a going concern are the potential inability of Claxson to make required capital contributions combined with PTVI's losses from operations. As of September 30, 2002, we had a $7.9 million net receivable from PTVI related to programming output, including $3.0 million of revenues recorded in the third quarter and $9.0 million for the nine-month period. In September 2002, we were scheduled to receive a $7.5 million library license payment from PTVI which, as expected, was not paid when due. We do not expect to receive these amounts in cash. However, we expect that if ongoing negotiations concerning the restructuring of the PTVI joint venture with Claxson are successfully completed, we will receive assets of equivalent or greater value than these amounts. If we are unable to successfully complete negotiations with Claxson and PTVI is unable to make these and other required payments to us in a timely manner, either because of Claxson's failure to fund its capital contribution obligations or otherwise, we will be required to address this failure by, among other matters, exercising our remedies under the PTVI joint venture agreements, reducing operating expenses, seeking amendments to our credit facility or seeking additional capital. If these efforts are not successful, our future financial condition and operating results could be materially adversely affected.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used for operating activities was $3.1 million for the nine months reflecting investments in entertainment programming.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $0.8 million for the nine months mainly due to $1.6 million of additions to property and equipment, partially offset by $1.1 million of proceeds from disposals, primarily related to the sale of our Collectors' Choice Music business.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities was $0.6 million for the nine months principally due to $7.2 million in repayments of term loans, partially offset by $5.0 million of proceeds related to a December 2001 note issued by Playboy.com to Mr. Hefner. As previously discussed, Mr. Hefner agreed to accept a new $12.2 million note in satisfaction of two maturing $5.0 million notes, plus accrued interest.

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

(9)   competition in the television, men's magazine and Internet markets;

(10) the television and Internet businesses reliance on third parties for technology and distribution, and any changes in that technology and/or unforeseen delays in its implementation which might affect our plans and assumptions;

(11) risks associated with losing access to transponders, competition for transponders and channel space and any decline in our access to, and acceptance by, cable and DTH systems or any deterioration in the terms or cancellation of fee arrangements with operators of these systems;

(12) attempts by consumers or citizens groups to exclude our programming from pay television distribution;

(13) risks associated with integrating the operations of the networks related to the Califa acquisition and the risks that we may not realize the expected operating efficiencies, synergies, increased sales and profits and other benefits from the acquisition;

(14) PTVI's ability to finance its operations, including making library license and programming output payments to us, will depend principally on the ability of Claxson, our venture partner, and also us to make capital contributions, until PTVI generates sufficient funds from operations. If we are unable to successfully complete negotiations concerning the restructuring of the PTVI joint venture with Claxson and PTVI is unable to make required payments to us in a timely manner, either because of Claxson's failure to fund its capital contribution obligations or otherwise, we will be required to address this failure by, among other matters, exercising our remedies under the PTVI joint venture agreements, reducing operating expenses, seeking amendments to our credit facility or seeking additional capital. If these efforts are not successful, our future financial condition and operating results could be materially adversely affected;

(15)  increases in paper or printing costs;

(16) effects of the national consolidation of the single-copy magazine distribution system;

(17) uncertainty of the viability of the Internet gaming, e-commerce, advertising and subscription businesses; and

(18) our ability to obtain adequate third-party financing to fund our Internet business, and the timing and terms of such financing.

                             CONTROLS AND PROCEDURES

(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of a date within 90 days prior to the filing date of this quarterly report, or the Evaluation Date. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us, including our consolidated subsidiaries, that is required to be included in our reports filed or submitted under the Exchange Act.

(b)   CHANGES IN INTERNAL CONTROLS

      Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                                LEGAL PROCEEDINGS

      On February 17, 1998, Gongora filed suit in state court in Hidalgo County, Texas against the Editorial Defendants and us. In the complaint, Gongora alleged that he was injured as a result of the termination of the License Agreement between us and EC for the publication of the Mexican Edition. We terminated the License Agreement on or about January 29, 1998 due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and $0.3 million for lost profits, respectively, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. We plan to file post-judgment motions challenging the judgment in the trial court, and, if those motions are denied, then we will vigorously pursue an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We will be posting a bond in the amount of approximately $7 million (which represents the amount of the judgment plus estimated pre- and post-judgment interest) in connection with the appeal. Management, on advice of legal counsel, believes that it is not probable that a material judgment against us will be sustained. In accordance with Statement 5, Accounting for Contingencies, no liability has been accrued.

      On September 26, 2002, Directrix, Inc., or Directrix, filed suit in the U.S. Bankruptcy Court in the Southern District of New York against Playboy Entertainment Group, Inc. In the complaint, Directrix alleged that it was injured as a result of the termination of a Master Services Agreement under which Directrix was to perform services relating to the distribution, production and post production of our cable networks and a sublease agreement under which Directrix would have subleased office, technical and studio space at our Los Angeles, California production facility. Directrix also alleged that we breached an agreement under which Directrix had the right to transmit and broadcast certain versions of films through C-band satellite, commonly known as the TVRO market, and Internet distribution. We intend to vigorously defend ourselves against these claims. We believe the claims are without merit and that we have good defenses against them. We believe it is not probable that a material judgment against us will result.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

Exhibit Number                          Description
--------------                          -----------

    10.1 Sixth Amendment to February 26, 1999 Credit Agreement dated as of October 15, 2002

    10.2 Promissory Note dated September 27, 2002 between Playboy.com, Inc. and Hugh M. Hefner

    10.3 First Amendment to September 26, 2001 Promissory Note dated July 1, 2002 between Playboy.com, Inc. and Hugh M. Hefner

    10.4 First Amendment to April 23, 2002 Lease dated June 28, 2002 between Los Angeles Media Tech Center, LLC and Playboy Enterprises, Inc.

    10.5 Second Amendment to January 6, 1999 Lease dated July 3, 2002 between 5055 Wilshire Limited Partnership and Playboy Enterprises, Inc.

    10.6 Second Amendment to September 20, 2001 Lease dated July 23, 2002 between Kingston Andrita LLC and Playboy Entertainment Group, Inc.

    99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PLAYBOY ENTERPRISES, INC.
                                        -------------------------
                                               (Registrant)


Date November 8, 2002                   By s/ Linda Havard
     ----------------                      -----------------------------
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

                                 CERTIFICATIONS

I, Christie Hefner, Chairman of the Board, Chief Executive Officer and Director of Playboy Enterprises, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Playboy Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, or the Evaluation Date; and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002                         s/Christie Hefner
                                               ---------------------------
                                        Name:  Christie Hefner
                                        Title: Chairman of the Board,
                                               Chief Executive Officer and
                                               Director

I, Linda G. Havard, Executive Vice President, Finance and Operations, and Chief Financial Officer of Playboy Enterprises, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Playboy Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, or the Evaluation Date; and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002                         s/Linda Havard
                                               ---------------------------
                                        Name:  Linda G. Havard
                                        Title: Executive Vice President,
                                               Finance and Operations,
                                               and Chief Financial Officer