Form 10-K
period 2002-12-31
PLAYBOY ENTERPRISES INC
filed 2003-03-27
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
      Title of each class                                  on which registered
      -------------------                                -----------------------
Class A Common Stock, par value $0.01 per share          New York Stock Exchange
                                                         Pacific Exchange

Class B Common Stock, par value $0.01 per share          New York Stock Exchange
                                                         Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

      The aggregate market value of Class A Common Stock held by nonaffiliates on June 30, 2002 (based upon the closing sale price on the New York Stock Exchange) was $16,051,006. The aggregate market value of Class B Common Stock held by nonaffiliates on June 30, 2002 (based upon the closing sale price on the New York Stock Exchange) was $185,933,607.

      At February 28, 2003, there were 4,864,102 shares of Class A Common Stock and 21,424,706 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required for Part II. Item 5 and Part III. Items 10-13 of this report is incorporated herein by reference to the Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2003.

                            PLAYBOY ENTERPRISES, INC.
                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.   Business                                                             3
Item 2.   Properties                                                          14
Item 3.   Legal Proceedings                                                   15
Item 4.   Submission of Matters to a Vote of Security Holders                 16

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                                 16
Item 6.   Selected Financial Data                                             17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           19
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          33
Item 8.   Financial Statements and Supplementary Data                         33
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                            63

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  63
Item 11.  Executive Compensation                                              63
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                          63
Item 13.  Certain Relationships and Related Transactions                      63
Item 14.  Controls and Procedures                                             63

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K      63

                                     PART I

Item 1. Business

      Playboy Enterprises, Inc., together with its subsidiaries and predecessors, will be referred to in this Form 10-K Annual Report by terms such as "we," "us," "our," "Playboy" and the "Company," unless the context otherwise requires. We were organized in 1953 to publish Playboy magazine and are now a worldwide leader in the development and distribution of multi-media entertainment for adult audiences. The Playboy brand is one of the most widely recognized and popular brands in the world and is embraced as a symbol of freedom, style and good times. The strength of our brand drives our Entertainment, Publishing, Playboy Online and Licensing Businesses Groups. Our programming is carried by the six largest multiple system operators, or MSOs, and the two largest satellite direct-to-home, or DTH, providers. Playboy magazine, celebrating its 49th anniversary, is the best-selling monthly men's magazine in the world and has a worldwide monthly circulation of 4.4 million copies. Our online operations consist of a network of websites that have an established and growing subscriber and revenue base. Our licensing businesses utilize the Playboy name, the Rabbit Head Design and our other trademarks for the worldwide manufacture, sale and distribution of a variety of consumer products.

      Our businesses are currently classified into the following four reportable segments: Entertainment, Publishing, Playboy Online and Licensing Businesses. Formerly, we operated a fifth segment, Catalog, which we divested in connection with our sale of the Collectors' Choice Music catalog in 2001 and the Critics' Choice Video catalog in 2000. Net revenues, loss before income taxes and cumulative effect of change in accounting principle, depreciation and amortization and identifiable assets of each reportable segment are set forth in Note (U) Segment Information of Notes to Consolidated Financial Statements.

      Our trademarks and copyrights are critical to the success and potential growth of all of our businesses. Our trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, the Rabbit Head Design, Playmate, Spice and Sarah Coventry. We also own numerous domain names related to our online business.

ENTERTAINMENT GROUP

      Our Entertainment Group operations include the production and marketing of adult television programming for our domestic and international TV networks and worldwide home video products. On December 24, 2002, we completed the restructuring of the ownership of our international TV joint ventures with Claxson Interactive Group Inc. and its affiliates, or Claxson. The restructuring significantly expanded our ownership of Playboy TV and movie networks outside of the United States and Canada. See International TV in this section and Note (C) Restructuring of Ownership of International TV Joint Ventures of Notes to Consolidated Financial Statements.

Programming

      Our Entertainment Group develops, produces and distributes a wide range of high-quality adult television programming for our domestic and international television networks and worldwide home video products. Our proprietary productions have included feature films, magazine format shows, reality-based and dramatic series, documentaries, live events and celebrity and Playmate features. We continue to increase the amount and variety of quality programming by offering new genres. Our programming features stylized eroticism in a variety of entertaining formats for men and women and does not contain scenes that link sexuality with violence. Our programming is designed to be adapted easily into a number of formats, enabling us to spread our relatively fixed programming costs over multiple product lines. We have produced a number of shows which air on the domestic Playboy TV network and are also distributed internationally. Additionally, some episodes have been released as home video titles and/or have been licensed to other networks, such as HBO and Showtime. Some of our series in recent years have included Women: Stories of Passion, Passion Cove, Sexy Urban Legends and 7 Lives Xposed, Playboy TV's first venture into reality-based television. In 2002, we premiered The Weekend Flash, a provocative news show. The majority of the programming that airs on our movie networks is licensed from third parties.

      We invest in high-quality adult-oriented programming to support our expanding businesses. We invested $41.7 million, $37.3 million and $33.1 million in entertainment programming in 2002, 2001 and 2000, respectively. These amounts, which also include expenditures for licensed programming, resulted in the production of 243, 232 and 192 hours of original programming, respectively. At December 31, 2002, our library of primarily exclusive, Playboy branded original programming totaled over 2,200 hours. Approximately two-thirds of our $41.7 million in programming spending in 2002 was used to create proprietary programming for Playboy TV. The remainder was used primarily to acquire exclusive licenses to air high-quality adult movies in various edit standards on our movie networks. In 2003, we expect to invest approximately $44 million in Company-produced and licensed programming, which could vary based on, among other things, the timing of completing productions.

      Our programming is delivered to DTH and cable operators through communications satellite transponders. We currently have two transponder service agreements related to our domestic networks, the terms of which currently extend through 2010 and 2015. We also have two international transponder service agreements as a result of the December 2002 restructuring of the ownership of Playboy TV International, LLC, or PTVI, both of which expire in 2004. These service agreements contain protections typical in the industry against transponder failure, including access to spare transponders, and conditions under which our access may be denied. Major limitations on our access to DTH or cable systems or satellite transponder capacity could materially adversely affect our operating performance. There have been no instances in which we have been denied access to transponder service.

      In 2002, we moved to a new state-of-the-art studio facility in Los Angeles where we now have a centralized digital, technical and programming facility for both the Entertainment and Playboy Online Groups. The new space enables us to produce more original programs in a more efficient and cost effective operating environment.

Domestic TV Networks

      We currently operate multiple domestic TV networks, which include Playboy TV, Playboy TV en Espanol and seven Spice branded movie networks. Playboy TV, which airs a variety of original and proprietary programming as well as adult movies under exclusive license from leading adult studios, is offered through the DTH market and on cable on a pay-per-view, or PPV, and monthly subscription basis. Playboy TV en Espanol is offered on cable on a PPV basis and as part of EchoStar's Dish Latino subscription package. Our Spice branded networks feature adult movies under exclusive license from leading adult studios. The Spice and Spice 2 movie networks are offered on cable on a PPV basis. In 2001, we acquired The Hot Network and The Hot Zone networks, together with the related television assets of Califa Entertainment Group, Inc., or Califa. In addition, we acquired the Vivid TV network, now operated as Spice Platinum, and the related television assets of V.O.D., Inc., or VODI, a separate entity owned by Califa's principals. These transactions are referred to collectively as the "Califa acquisition." See Note (B) Acquisition of Notes to Consolidated Financial Statements. The addition of these three movie networks into our television networks portfolio enables us to offer a wider range of adult programming. These three networks are all offered through the DTH market and on cable on a PPV basis. Additionally, we recently launched two new movie networks, Spice Hot and Spice Clips. We also recognize royalty revenues from the license of our programming to other pay networks.

The following table illustrates certain information regarding approximate household units and current average retail rates for our networks (in millions, except retail rates):

                                    Household Units (1)          Average Retail Rates
                                    -------------------          --------------------
                                    Dec. 31,   Dec. 31,                       Monthly
                                        2002       2001            PPV   Subscription
-------------------------------------------------------------------------------------
Playboy TV
   DTH                                  19.2       18.1   $       8.00   $      15.10
   Cable digital                        14.0       10.3           8.40          11.05
   Cable analog addressable              5.7        7.8           8.45          10.65

Playboy TV en Espanol (2)
   DTH                                   7.0         --             --             --(3)
   Cable digital                         2.7         --           8.60             --

Movie Networks
   DTH                                  38.4       35.3    10.00-11.00             --
   Cable digital                        36.9       25.3     8.50-10.95             --
   Cable analog addressable             10.8       17.0   $  7.85-9.40   $         --
-------------------------------------------------------------------------------------

(1) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of our networks and/or multiple platforms (i.e. digital and analog) are available to that household.

(2) We obtained 100% distribution rights of Playboy TV en Espanol in the U.S. Hispanic market in December 2002 in connection with the restructuring of the ownership of our international TV joint ventures. Prior to the restructuring, this network was included in international TV's household units.

(3) An average retail rate is not available as Playboy TV en Espanol is offered with various other Spanish-speaking networks as part of EchoStar's Dish Latino subscription package.

      Most of our networks are provided through the DTH market in households with small dishes receiving a Ku-band medium or high power digital signal, or DBS, such as those currently offered by DirecTV and EchoStar. Playboy TV is the only adult service to be available on all four DBS services in the United States and Canada. It is currently available on DirecTV and EchoStar in the United States and ExpressVu and Star Choice in Canada. As previously mentioned, Playboy TV en Espanol is offered as part of EchoStar's Dish Latino subscription package. The Hot Network, The Hot Zone and Spice Platinum networks are all available on DirecTV and, in 2001, The Hot Zone network also was launched on EchoStar. Paul Kagan Associates, Inc., or Kagan, an independent media research firm, projects an average annual increase of approximately 7% in DBS households through December 31, 2005. Our revenues reflect our contractual share of the amounts received by the DTH operators, which are based on both the retail rates set by the DTH operators and the number of buys and/or subscribers.

      Our networks are also available to consumers through cable providers. Most cable service in the United States is distributed through MSOs and their affiliated cable systems, or cable affiliates. Once arrangements are made with an MSO, we are able to negotiate channel space for our networks with the cable affiliates. Individual cable affiliates determine the retail price of both PPV, which can be dependent on the length of the block of programming, and monthly subscription services, which can be dependent on the number of premium services to which a household subscribes. Our revenues reflect our contractual share of the amounts received by the cable affiliates, which are based on both the retail rates set by the cable affiliates and the number of buys and/or subscribers.

      PPV programming can be delivered through any number of delivery methods, including (a) DTH, (b) digital and analog cable television, (c) wireless cable systems and (d) technologies such as cable modem and the Internet. Growth in the cable PPV market is expected to result principally from cable system upgrades, utilizing digital compression and other bandwidth expansion methods that provide cable operators additional channel capacity. In recent years, cable operators have been shifting from analog to digital technology in order to upgrade their cable systems and to counteract competition from DBS operators. Digital cable television has several advantages over analog cable television, including more channels, better audio and video quality, advanced set-top boxes that are addressable, a secure fully scrambled signal, integrated program guides and advanced ordering technology. Kagan projects average annual increases of approximately 1% in total cable households and 23% in cable digital households through December 31, 2005. During this same period, Kagan projects an average annual decrease of approximately 2% in cable analog addressable households, as customers move from older analog systems to the digital or DBS platforms.

      Additionally, recent technology advances have begun to allow digital consumers to not only order programs on a PPV basis, but also to choose video-on-demand, or VOD, which differs from traditional PPV in that it allows viewers to purchase a specific movie or program for a period of time with VCR functionality. The basic premise is that consumers have a menu of options to choose from and can buy a program "on demand" without having to adhere to the schedule of a programmed network. We believe we are well positioned for this new phase of technology because of the power of our brand names, our large library of original programming and our agreements with leading major adult movie producers for VOD rights. Growth of this technology will be dependent on a number of factors including, but not limited to, operator investment, server/bandwidth capacity, availability of a two-way communication path, programmer rights issues and consumer acceptance. Kagan projects an average annual increase of approximately 74% in VOD households through December 31, 2005.

      Competition among television programming providers is intense for both channel space and viewer spending. Our competition varies in both the type and quality of programming offered, but consists primarily of other premium pay services, such as general-interest premium channels like HBO and Showtime, and other adult movie pay services. We compete with the other pay services as we (a) attempt to obtain or renew carriage with DTH operators and individual cable affiliates, (b) negotiate fee arrangements with these operators and (c) market our programming to consumers. Over the past several years, we have been adversely impacted by all of the competitive factors described above. While there can be no assurance that we will be able to maintain our current DTH and cable carriage or fee structures or maintain or grow our viewership in the face of this competition, we believe that strong Playboy and Spice brand recognition, the quality of our original programming and our ability to appeal to a broad range of adult audiences are critical factors which differentiate our networks from other providers of adult programming. Additionally, in response to consumers' requests for a wider spectrum of adult-programming choices, through the Califa acquisition in 2001, we added additional adult-oriented pay networks to our portfolio and recently launched two additional movie networks. Also, to optimize revenue potential, we are encouraging DTH and cable operators to market the full range of PPV, VOD and monthly subscription options to consumers.

      From time to time, private advocacy groups have sought to exclude our programming from pay television distribution because of the adult-oriented content of the programming. Management does not believe that any such attempts will materially affect our access to DTH and cable systems, but the nature and impact of any such limitations in the future cannot be determined.

International TV

      We own and operate or license 13 Playboy, Spice and locally branded movie networks in Europe and the Pacific Far East. Through joint ventures, we have equity interests in seven additional networks in Japan, Latin America and Iberia. At December 31, 2002, our international TV networks were available in approximately 30.9 million household units outside of the United States and Canada, compared to approximately 29.5 million household units at December 31, 2001. These networks carry principally U.S.-originated content, which is subtitled or dubbed and complemented by local content. We also derive revenues by licensing programming rights from our extensive library of content to broadcasters in Europe and Asia.

      In Europe, we own and operate networks in the United Kingdom, which are further distributed through DTH and cable television throughout greater Europe. We license networks in Scandinavia, France, Turkey, Poland, Taiwan, Hong Kong, South Korea and New Zealand that are programmed for the cultural sensitivities of each country. Through a joint venture with Tohokushinsha Film Corp., we hold a 19.9% ownership interest in Playboy Channel Japan and The Ruby Channel. These international networks feature programming that is subtitled in the local language and are generally available on both a PPV and monthly subscription basis.

      We hold a 19% interest in Playboy TV-Latin America, LLC, or PTVLA, a joint venture with Claxson that operates Playboy TV and Spice networks in Latin America and Iberia. In these markets, PTVLA operates five networks, distributes The Hot Network and exploits the Playboy library by licensing content to broadcasters in the territory.

      We seek the most appropriate and profitable manner in which to build on the powerful Playboy brand in each international television market. In addition, we seek to generate synergies among our networks by combining operations where practicable, through innovative programming and scheduling, through joint programming acquisitions, and by coordinating and sharing marketing activities and materials efficiently throughout the territories. We expect the benefits of these synergies to improve operating margins in the future as new territories are added to the growing list of our networks.

      We believe we can grow our international television business through (a) the continued rollout in digital addressable television households in our existing international markets, (b) increasing buy rates driven by new programming and scheduling tactics as well as more targeted marketing activity,
(c) expanding the distribution reach of existing networks and (d) expanding the number of countries into which we launch and operate new networks.

      The current scope of our international television business reflects the significant expansion of our ownership of Playboy TV and movie networks outside of the United States and Canada that occurred with the December 24, 2002 restructuring of the ownership of our international TV joint ventures with Claxson. The Claxson joint ventures originated when PTVI and PTVLA were formed in 1999 and 1996, respectively, as joint ventures between us and a member of the Cisneros Group, or Cisneros, for the ownership and operation of Playboy TV networks outside of the United States and Canada. In 2001, Claxson succeeded Cisneros as our joint venture partner. Prior to the restructuring transaction, parts of which were effective as of April 1, 2002, PTVI and PTVLA had exclusive rights to create and launch new television networks under the Playboy and Spice brands outside of the United States and Canada, and under specified circumstances, to license programming to third parties. We owned a 19.9% equity interest in PTVI and a 19% equity interest in PTVLA before the restructuring.

      Under the terms of the restructuring transaction, we (a) increased from 19.9% to 100% our ownership in PTVI, (b) acquired the 19.9% equity in two Japanese networks previously owned by PTVI, (c) retained our existing 19% ownership in PTVLA, (d) acquired an option to increase our percentage ownership of PTVLA, (e) obtained 100% distribution rights to Playboy TV en Espanol in the U.S. Hispanic market, (f) restructured our Latin American Internet joint venture with Claxson in favor of revenue share and promotional agreements for our respective Internet businesses in Latin America and (g) received from Claxson its preferred stock ownership in Playboy.com, Inc., or Playboy.com (approximately 3% equity in Playboy.com as if converted).

      Prior to the restructuring transaction, in return for the exclusive international TV rights for the use of the Playboy tradename, film and video library, and for the acquisition of the international rights to the Spice film library, the U.K. and Japan Playboy TV networks and certain international distribution contracts, PTVI was obligated to make total payments of $100.0 million to us, related to the above, over six years, of which $42.5 million had been received prior to the restructuring transaction. The remaining $57.5 million was to be paid to us from 2002 to 2004. We accounted for these revenues from the original sale of assets and the licensing payments on an "as received" basis. In return for our increased ownership in PTVI and the other terms of the restructuring transaction, among other things, (a) we forgave approximately $12.3 million in current programming and other receivables due from PTVI, (b) we will no longer receive the library or output agreement payments that we were scheduled to receive under the original agreement and (c) Claxson is released from its remaining funding obligations to PTVI. In the restructuring, we acquired the 80.1% of the equity interest of PTVI that we did not already own. As a result, PTVLA is our sole remaining joint venture with Claxson.

      Under the terms of the new PTVLA operating agreement, Claxson maintains management control of PTVLA. We now provide programming and use of our trademarks directly to PTVLA in return for 17.5% of its net revenues with a guaranteed annual minimum. The term of the program supply and trademark agreement for PTVLA is ten years, unless earlier terminated in accordance with the terms of the agreement. PTVLA provides the feed for Playboy TV en Espanol and we pay them a 20% distribution fee for that feed based on the network's net revenues in the U.S. Hispanic market. Neither we nor Claxson are obligated to make any additional capital contributions to the PTVLA venture. If the management committee of PTVLA determines that additional capital is necessary for the conduct of PTVLA's business, we would have the option to contribute our pro rata share of additional capital. We have an option to purchase up to 49.9% of PTVLA at fair market value over the next ten years. In addition, we have the option to purchase the remaining 50.1% of PTVLA at fair market value, exercisable at any time during the period beginning December 23, 2007 and ending December 23, 2008, so long as we have previously or concurrently exercised the 49.9% buy-up option. We have the option to pay the purchase price for the 49.9% buy-up option in cash, shares of our Class B common stock, or Class B stock, or a combination of cash and Class B stock. However, if we exercise both options concurrently, then we must pay the entire purchase price for both options in cash.

Worldwide Home Video

      We also distribute our original programming domestically on DVD and VHS, which are sold in video and music stores and other retail outlets, through direct mail, including Playboy magazine, and online, including PlayboyStore.com. In 2001, we expanded the home video business into three distinct product lines. The lines include the flagship Playboy Home Video line, which celebrated its 20th anniversary in 2002, that features Playmate, celebrity and specials product. The newer product lines include Playboy TV, which features TV shows from our premium pay television network, and Playboy Exposed, a line of adult reality-based programming.

      We released 47 new home videos in 2002. Playboy Home Video released 14 titles in 2002, compared to 11 titles in 2001 and 21 titles in 2000. In 2002, we released nine Playboy TV titles and 11 Playboy Exposed titles, compared to two titles under each of these labels in 2001. In addition, in 2002, we released 13 of our non-Playboy branded movies. Additionally, we continue to release library titles on DVD, which were previously only released on VHS.

      Our contract with our previous domestic distributor expired in June 2001 and a contract with a new distributor became effective in October 2001. Our DVD and VHS products are currently distributed in the United States and Canada by Image Entertainment, Inc., or Image. We are responsible for manufacturing the product for sale and for certain marketing and sales functions. We receive advances from Image on all new release titles in the Playboy Home Video and Playboy TV lines. Image receives a distribution fee on sales of all product and remits a net amount to us.

      In 2001, we entered into an agreement with Mandalay Direct, or Mandalay, the creator of Girls Gone Wild, to market a continuity line of reality-based videos. These programs are advertised on demographically targeted television programs across a variety of networks and sold directly to consumers through these offers. In general, we are equal participants with Mandalay in the profits of the series.

      Our proprietary Playboy programming is released in DVD and home video formats in other countries worldwide. In 2002, we entered into an international distribution agreement with Modern Entertainment, Ltd. to distribute our home video products worldwide. We previously distributed these products through separate distribution agreements. These products are based on the videos produced for the U.S. market, with the licensee dubbing or subtitling into the local language where necessary.

PUBLISHING GROUP

      Our Publishing Group operations include the publication of Playboy magazine, other domestic publishing businesses and the licensing of international editions of Playboy magazine.

Playboy Magazine

      Founded by Hugh M. Hefner in 1953, Playboy magazine continues to be the best-selling monthly men's magazine in the world, based on the combined circulation of the U.S. and international editions. Circulation of the U.S. edition is approximately 3.2 million copies monthly. Combined average circulation of the 19 licensed international editions is approximately 1.2 million copies monthly. According to Fall 2002 data published by Mediamark Research, Inc., or MRI, an independent market research firm, the U.S. edition of Playboy magazine is read by approximately one in every seven men in the United States aged 18 to 34.

      Playboy magazine plays a key role in driving the continued popularity and recognition of the Playboy brand. Playboy magazine is a general-interest magazine targeted to men, with a reputation for excellence founded on providing high-quality photography, entertainment and informative articles on current issues and trends. Playboy consistently includes in-depth, candid interviews with high profile political, business, entertainment and sports figures; pictorials of famous women; and content by leading authors, including, in recent years, the following:

  Interviews                    Pictorials                    Leading Authors
--------------                ---------------                ------------------
 Ben Affleck                  Pamela Anderson                William F. Buckley
 Halle Berry                  Drew Barrymore                 Joyce Carol Oates
George Clooney                Cindy Crawford                  Michael Crichton
  Bill Gates                  Carmen Electra                  David Halberstam
Tommy Hilfiger                Farrah Fawcett                  William Kennedy
Michael Jordan                Elle Macpherson                  Jay McInerney
 Jimmy Kimmel                     Madonna                       Scott Turow
Rush Limbaugh                 Jenny McCarthy                    John Updike
Jesse Ventura                  Katarina Witt                   Kurt Vonnegut

      Playboy magazine has long been known for its graphic excellence and features and publishes the work of top artists and photographers. Playboy magazine also features lifestyle articles on consumer products, fashion, automobiles and consumer electronics and covers the worlds of sports and entertainment.

      The net circulation revenues of the U.S. edition of Playboy magazine for 2002, 2001 and 2000 were $62.3 million, $63.6 million and $69.6 million, respectively. Net circulation revenues are gross revenues less commissions and provisions for newsstand returns and display costs and unpaid subscriptions. Circulation revenue comparisons may be materially impacted with respect to newsstand sales in any period based on whether or not there are issues featuring major celebrities.

      According to the Audit Bureau of Circulations, an independent audit agency, with a rate base (the total newsstand and subscription circulation guaranteed to advertisers) of 3.15 million at December 31, 2002, Playboy magazine was the 12th highest-ranking U.S. consumer publication. Playboy magazine's rate base at December 31, 2002 was larger than each of Newsweek, Cosmopolitan and Maxim and was larger than the combined rate bases of Rolling Stone, Stuff and GQ.

      Playboy magazine has historically generated approximately two-thirds of its revenues from subscription and newsstand circulation, with the remainder primarily from advertising. Subscription copies are approximately 85% of total copies sold. We believe that managing Playboy's circulation to be primarily subscription driven, like most major magazines, provides a stable and desirable circulation base, which is also attractive to advertisers. According to the MRI data previously mentioned, the median age of male Playboy readers is 33, with a median annual household income of $54,000. We also derive revenues from the rental of Playboy magazine's subscriber list, which consists of the subscriber's name, address and other subscription-related information that we maintain.

      We attract new subscribers to the magazine through our own direct mail advertising campaigns, subscription agent campaigns and the Internet, including the Playboy.com website. We recognize revenues from magazine subscriptions over the terms of the subscriptions. Subscription copies of the magazine are delivered through the U.S. Postal Service as periodical mail. We attempt to contain these costs through presorting and other methods. The Publishing Group was impacted by a general postal rate increase of approximately 10% in July 2002. No postal rate increases are expected in 2003.

      Playboy magazine subscriptions are serviced by Communications Data Services, Inc., or CDS. Pursuant to a subscription fulfillment agreement with us, CDS performs a variety of services, including (a) receiving, verifying, balancing and depositing payments from subscribers, (b) processing Internet transactions, (c) printing forms and promotional materials, (d) maintaining master files on all subscribers, (e) issuing bills and renewal notices to subscribers, (f) issuing labels, (g) resolving customer service complaints as directed by us and (h) furnishing various reports to monitor all aspects of the subscription operations. The term of the previous agreement expired June 30, 2001, but has been extended to June 30, 2006. Either party may terminate the agreement prior to expiration in the event of material nonperformance by, or insolvency of, the other party. We pay CDS specified fees and charges based on the types and amounts of service performed under the agreement. The fees and charges are to be fixed at their July 1, 2001 levels until June 30, 2003, after which they will increase annually at a rate based on the rate of increase in the consumer price index, but no more than six percent in one year. CDS's liability to us for a breach of its duties under the agreement is limited to actual damages of up to $140,000 per event of breach, except in cases of willful breach or gross negligence, in which case the limit is $280,000. The agreement provides for indemnification by CDS of us and our shareholders against claims arising from actions or omissions by CDS in compliance with the terms of the agreement or in compliance with our instructions.

      Playboy magazine is one of the highest priced magazines in the United States. Effective with the April 2001 issue, the basic U.S. newsstand cover price is $4.99 ($5.99 for the December holiday issue and $6.99 for the January holiday issue) and the Canadian cover price is C$6.99 for all issues. In addition, when there is a feature of special appeal, we generally increase the newsstand cover price by $1.00. Prior to the April 2001 issue, the basic U.S. cover price for Playboy magazine was $4.95 ($5.95 for the December holiday issue and $6.95 for the January holiday issue) and the Canadian cover price was C$5.95 (C$6.95 for holiday issues). We price test from time to time, but no general price increases are currently planned for 2003.

      Playboy magazine and special editions are printed at Quad/Graphics, Inc., located in Wisconsin, which ships the product to subscribers and wholesalers. The print run varies each month based on expected sales and is determined with input from Warner Publisher Services, Inc., or Warner, our national distributor. Paper is the principal raw material used in the production of these publications. We use a variety of types of high-quality coated and uncoated paper that is purchased from a number of suppliers. The market for paper has historically been cyclical resulting in volatility in paper prices, which can materially affect the Publishing Group's financial results. Average paper prices in 2002 were approximately 12% lower than in 2001 due to soft demand. We expect paper prices in 2003 to be comparable with 2002.

      Distribution of the magazine and special editions to newsstands and other retail outlets is accomplished through Warner. The issues are shipped in bulk to wholesalers, who are responsible for local retail distribution. We receive a substantial cash advance from Warner at the time each issue goes on sale. We recognize revenues from newsstand sales based on estimated copy sales at the time each issue goes on sale and adjust for actual sales upon settlement with Warner. These revenue adjustments are not material on an annual basis. Retailers return unsold copies to the wholesalers, who count and then shred the returned copies and report the returns by affidavit. We then settle with Warner based on the number of issues actually sold. The number of issues sold on newsstands varies from month to month, depending in part on consumer interest in the cover, the pictorials and the editorial features.

      Playboy magazine targets a wide range of advertisers. Advertising by category, as a percent of total advertising pages, and the total number of ad pages were as follows:

                                      Fiscal Year    Fiscal Year    Fiscal Year
                                            Ended          Ended          Ended
Category                                 12/31/02       12/31/01       12/31/00
-------------------------------------------------------------------------------
Retail/Direct mail                             26%            19%            19%
Beer/Wine/Liquor                               25             28             25
Tobacco                                        19             23             23
Home electronics                                8              4              6
Automotive                                      4              2              3
Toiletries/Cosmetics                            4              5              5
Apparel/Footwear/Accessories                    4              5              5
All other                                      10             14             14
-------------------------------------------------------------------------------
Total                                         100%           100%           100%
===============================================================================
Total ad pages                                515            618            674
===============================================================================

      We continue to focus on securing new advertisers, including from underdeveloped categories. The net advertising revenues of the U.S. edition of Playboy magazine for 2002, 2001 and 2000 were $32.4 million, $37.0 million and $38.4 million, respectively. Net advertising revenues are gross revenues less advertising agency commissions, frequency and cash discounts and rebates. We publish the U.S. edition of Playboy magazine in 15 advertising editions: one upper income zip-coded, eight regional, two state and four metro. All contain the same editorial material but provide targeting opportunities for advertisers. We implemented 8% cost per thousand increases in advertising rates effective with both the January 2003 and 2002 issues.

      Levels of advertising revenues may be affected by, among other things, increased competition for and decreased spending by advertisers, general economic activity and governmental regulation of advertising content, such as tobacco products. However, as only approximately one-third of Playboy magazine's revenues and less than 15% of the Company's total revenues are from advertising, we are not overly dependent on this source of revenue.

      From time to time, Playboy magazine and certain of its distribution outlets and advertisers have been the target of private advocacy groups who seek to limit its availability because of its adult-oriented content. In our 49-year history, we have never sold a product that has been judged to be obscene or illegal in any U.S. jurisdiction.

      Magazine publishing companies face intense competition for readers, advertising and newsstand shelf space. Magazines and Internet sites primarily aimed at men are Playboy magazine's principal competitors. In addition, other types of media that carry advertising, such as newspapers, radio, television and Internet sites, compete for advertising revenues with Playboy magazine.

Other Domestic Publishing

      Our Publishing Group has also created media extensions, including special editions and calendars, which are primarily sold in newsstand outlets using mostly original photographs. In each of 2002, 2001 and 2000, we published 24 special editions. Effective with the December and August 2002 issues, the U.S. and Canadian special editions newsstand cover prices are $7.99 and C$8.99, respectively. Prior to this, for issues on sale subsequent to March 1, 2001, the U.S. and Canadian special editions newsstand cover prices were $6.99 and C$7.99, respectively. Before that, the U.S. and Canadian newsstand cover prices were $6.95 and C$7.95, respectively. No general price increases are currently planned for 2003.

International Publishing

      We license the right to publish 19 international editions of Playboy magazine in the following countries: Brazil, Bulgaria, Croatia, the Czech Republic, France, Germany, Greece, Hungary, Italy, Japan, Mexico, the Netherlands, Poland, Romania, Russia, Slovakia, Slovenia, Spain and Taiwan. Combined average circulation of the international editions is approximately 1.2 million copies monthly. In 2001, we sold a majority of our equity interest in VIPress Poland Sp. z o. o., or VIPress, publisher of the Polish edition of the magazine. Subsequently, the results of VIPress were no longer consolidated in our financial statements, and our remaining 20% interest was accounted for under the equity method and, as such, our proportionate share of the results of VIPress were included in nonoperating results until October 2002 when we sold our remaining interest in VIPress. Also in 2001, we sold our 19% joint venture interest in each of our Romanian and Hungarian editions.

      Local publishing licensees tailor their international editions by mixing the work of their national writers and artists with editorial and pictorial material from the U.S. edition. We monitor the content of the international editions so that they retain the distinctive style, look and quality of the U.S. edition, while meeting the needs of their respective markets. The terms of the license agreements vary but, in general, are for terms of three to five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are generally based on both circulation and advertising revenues. In 2002, three editions, Germany, Brazil and the Netherlands, accounted for approximately 50% of the total licensing revenues from international editions.

PLAYBOY ONLINE GROUP

      Our Playboy Online Group, which provides a wide range of web-based entertainment experiences under the Playboy and Spice brand names, is dedicated to the lifestyle and entertainment interests of young men around the world. We believe that we are well positioned to provide compelling online entertainment experiences due to the strength of the Playboy brand. Our online destinations combine Playboy's distinct attitude with extensive and original content, a large community of loyal users and a wealth of e-commerce offerings. Our sites provide us with multiple revenue streams, including fees for subscription services, e-commerce, advertising and sponsorships, international ventures and online gaming. The various international websites mirror the multiple revenue stream model of our domestic online business.

      The free Playboy.com site offers original adult-oriented content and is designed with a goal of converting visitors to purchasers. It focuses on areas of interest to its target audience, including Sex, Arts & Entertainment, Features, Playboy magazine, Special Editions, On Campus, World of Playboy and Playmates. In addition to directing visitors to our various revenue-generating sites, Playboy.com generates advertising revenue.

      We also offer multiple subscription-based websites and a VOD theater under the Playboy name. The original Playboy Cyber Club, at the website cyber.playboy.com, offers services such as VIP access to over 50,000 photos, every interview from Playboy magazine, individual home pages for Playboy Playmates, live Playmate chats and video clips. It is currently offered on a monthly basis for $19.95 and an annual basis for $95.40. The PlayboyNet subscription service, at the website Playboy.net, was launched in November 2002 and consists of pictorials and video clips organized by thematic interests (college girls, lingerie, etc.). Access to the PlayboyNet is currently $29.94 per month. The PlayboyTV Jukebox, at the website PlayboyTVClub.com, is a broadband-based offering that was launched in June 2002 and leverages our television and video assets. Membership is currently $24.95 per month. In December 2002, we launched a VOD service called the Director's Cut Theater which offers a variety of viewing packages for our feature-length videos. Packages range from $3.95 to $29.95 depending upon the length of time purchased. We plan to offer additional subscription sites in the future.

      Our Playboy branded e-commerce offerings include PlayboyStore.com, which is the primary destination for purchasing over 1,500 different Playboy branded fashions, videos, jewelry and collectibles. CCMusic.com, an online version of the Collectors' Choice Music catalog, was sold in 2001 and CCVideo.com, an online version of the Critics' Choice Video catalog, was sold in 2000. The sales of these businesses are discussed in more detail in the Catalog Group section.

      We are expanding our international presence by entering into joint ventures and/or licensing arrangements in foreign countries to provide compelling content specifically tailored to those individual foreign audiences. Our first international joint venture was launched in Germany late in 2001. During 2002, we entered into additional relationships with partners in Korea, Taiwan and the Netherlands and launched Playboy sites in those marketplaces. All international versions of the website have a local, dedicated editorial staff that develops original adult-oriented content, makes use of content from the local edition of Playboy magazine, when applicable, and translates appropriate U.S.-originated Playboy.com content. Negotiations in additional countries regarding other international websites and/or wireless services are ongoing.

      Our online gaming business currently consists of three sites, PlayboySportsBook.com, PlayboyCasino.com and PlayboyRacingUSA.com. PlayboySportsBook.com and PlayboyCasino.com are partnerships with Ladbroke eGaming Limited, the world's largest bookmaker. PlayboySportsBook.com offers a full range of sports and event wagering, allowing international consumers to bet on U.S. and international sports. Safeguards have been implemented to prevent betting from within the United States and other places where online sports wagering is illegal. The site includes highlights of daily sports wagering, event coverage, sports commentary, scores and statistics. PlayboyCasino.com offers more than 50 casino games, including roulette, blackjack and slot games to audiences outside the United States where gaming is regulated and legal. The third gaming site, PlayboyRacingUSA.com, a partnership with Penn National Gaming, Inc., offers a wide variety of pari-mutuel wagering on horse races in North America. The site offers an array of interactive tools and resources, including real-time odds and scratches, past performance programs and special features like the virtual stable, which allows consumers to follow specific horses.

      A separately branded online adult entertainment site is located at SpiceTV.com and offers over 20,000 adult-oriented products in SpiceTVStore.com, including DVDs and videos, lingerie and sensual products. SpiceTV Club, a subscription site relaunched late in 2001, offers adult pictorials, video clips, interactive features that allow the users to view highly customized adult-video content, the Spice virtual studio highlighting SpiceTV Club original content, live chat rooms and Spice Girl of the Month. The SpiceTV Club is currently offered on a monthly basis for $24.95 and an annual basis for $129.96. The Spice VOD theater, launched in November 2002, offers access to over 10,000 adult movies. Viewing packages range from $3.95 to $29.95 depending upon the length of time purchased.

      The Internet industry is highly competitive. We compete for visitors, buyers and advertisers. We believe that the primary competitive factors include brand recognition, the quality of content and products, technology, pricing, ease of use, sales and marketing efforts and user demographics. We believe that we compete favorably with respect to each of these factors. Additionally, we have the advantage of leveraging the power of the Playboy and Spice brands, our libraries, marketing and promotions and loyal audiences.

LICENSING BUSINESSES GROUP

      Our Licensing Businesses Group combines certain brand-related businesses, such as the licensing of consumer products carrying one or more of our trademarks and artwork, as well as Playboy branded casino gaming opportunities. Also reported within the group are certain Company-wide marketing activities.

      We license the Playboy and Spice names, the Rabbit Head Design and other images, trademarks and artwork we own for the worldwide manufacture, sale and distribution of a variety of consumer products. We work with licensees to develop, market and distribute high-quality Playboy and Spice branded merchandise. Our licensed product lines include men's and women's apparel, men's underwear and women's lingerie, accessories, collectibles, slot machines, interactive video games, cigars, watches, jewelry, fragrances, small leather goods, stationery, music, eyewear, barware and home fashions. The group also licenses art-related products based on our extensive collection of artwork, many of which were commissioned as illustrations for Playboy magazine and for other Company uses. In 2002, we sold a small portion of our art and memorabilia collection through an auction held with Butterfields Auctioneers and eBay. Additionally, we own and license all of the trademarks and service marks of Sarah Coventry, Inc. Products are marketed primarily through retail outlets, including department and specialty stores. Our first freestanding fashion retail store, located in an upscale Tokyo shopping district and funded by one of our licensees, opened in 2002. It offers a full collection of Playboy branded fashion and accessories for men and women, as well as other Playboy branded products. While our branded products are unique, the marketing of apparel, jewelry and cigars is an intensely competitive business that is extremely sensitive to economic conditions, shifts in consumer buying habits or fashion trends, as well as changes in the retail sales environment. We are also interested in exploiting Playboy's brand equity in the location-based entertainment market by entering into partnerships with companies in which we would contribute our brand name and marketing expertise in return for licensing fees, and perhaps the option to earn or purchase equity in these ventures.

      Company-wide marketing activities consist of the Playboy Jazz Festival, Alta Loma Entertainment, or Alta Loma, and Playmate promotions. We have produced the Playboy Jazz Festival on an annual basis in Los Angeles at the Hollywood Bowl since June 1979. In conjunction with the Playboy Jazz Festival, we continued our community events program by sponsoring free concerts. In 2001, we reactivated Alta Loma, which had originally been established in the 1980s to create television programming, so as to take advantage of the market for adult-oriented Playboy branded entertainment products. Programming is targeted for film and television distribution beyond our Playboy branded networks, including mainstream networks. Alta Loma can draw upon material from Mr. Hefner, the Playmates and our resources like the Playboy Mansion and Playboy magazine to develop original programming for non-Playboy branded outlets, and possibly dual programming with the Entertainment Group. Current television and film productions either recently produced, in development or under consideration, to be produced and funded by outside parties, include Girl Next Door: The Search for a Playboy Centerfold, Murder at the Playboy Mansion, A Night at the Playboy Mansion, Little Annie Fanny, Playboy After Dark and Playboy's 50th Anniversary Special. Playmate promotions encompass Playmates' involvement in ad campaigns, brochures, celebrity endorsements, commercials, conventions, motion pictures, trade shows, television and videos for Playboy and outside clients.

CATALOG GROUP

      Our Catalog Group operations have historically included the direct marketing of products through our Critics' Choice Video and Collectors' Choice Music catalogs. In 2000, we completed the sale of our Critics' Choice Video catalog and related Internet business and fulfillment and customer service operations to Infinity Resources, Inc., or Infinity. In 2001, we also sold to Infinity our Collectors' Choice Music catalog and related Internet business, ending our presence in the nonbranded print catalog business. Infinity is subleasing an approximately 105,000 square-foot warehouse facility from us and is providing fulfillment and customer service for our e-commerce business.

SEASONALITY

      Our businesses are generally not seasonal in nature. Revenues and operating results for the quarters ended December 31, however, are typically impacted by higher newsstand cover prices of holiday issues. These higher prices, coupled with typically higher sales of subscriptions of Playboy magazine during those quarters, also result in an increase in accounts receivable. E-commerce revenues and operating results are typically impacted by the holiday buying season and decreased Internet traffic during the summer months when people tend to be outside more often.

PROMOTIONAL AND OTHER ACTIVITIES

      We believe that our sales of products and services are enhanced by the public recognition of the Playboy name as symbolizing a lifestyle. In order to establish public recognition, we, among other activities, purchased in 1971 the Playboy Mansion in Holmby Hills, California, where our founder, Hugh M. Hefner, lives. The Playboy Mansion is used for various corporate activities, including serving as a valuable location for video production, magazine photography, online events, business meetings, enhancing our image, charitable functions and a wide variety of other promotional and marketing activities. The Playboy Mansion generates substantial publicity and recognition which increase public awareness of us and our products and services. As indicated in Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," or MD&A, and Part III. Item 13. "Certain Relationships and Related Transactions," Mr. Hefner pays us rent for that portion of the Playboy Mansion used exclusively for his and his personal guests' residence as well as the per-unit value of nonbusiness meals, beverages and other benefits received by him and his personal guests. The Playboy Mansion is included in our Consolidated Balance Sheet at December 31, 2002 at a net book value, including all improvements and after accumulated depreciation, of $1.9 million. We incur all operating expenses of the Playboy Mansion, including depreciation and taxes, which were $3.6 million, $3.2 million and $3.2 million for 2002, 2001 and 2000, respectively, net of rent received from Mr. Hefner.

      Through the Playboy Foundation, we support not-for-profit organizations and projects concerned with issues historically of importance to Playboy magazine and its readers, including anti-censorship efforts, civil rights, AIDS education, prevention and research, and reproductive freedom. The Playboy Foundation provides financial support to many organizations and also donates public service advertising space in Playboy magazine and in-kind printing and design services.

      Our trademarks and copyrights are critical to the success and potential growth of all of our businesses. We actively protect and defend our trademarks and copyrights throughout the world and monitor the marketplace for counterfeit products. Consequently, we initiate legal proceedings from time to time to prevent their unauthorized use.

EMPLOYEES

      At February 28, 2003, we employed 580 full-time employees compared to 605 at February 28, 2002. No employees are represented by collective bargaining agreements. We believe we maintain a satisfactory relationship with our employees.

AVAILABLE INFORMATION

      We make available free of charge on our website, www.playboyenterprises.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC.

Item 2. Properties

Location                            Primary Use
--------                            -----------

Office Space Leased:

      Chicago, Illinois             This space serves as our corporate
                                    headquarters and is used by all of our
                                    operating groups, primarily Publishing and
                                    Playboy Online, and for executive and
                                    administrative personnel.

      Los Angeles, California       This space serves as our Entertainment
                                    Group's headquarters and for executive and administrative personnel.

      New York, New York            This space serves as our Publishing and
                                    Playboy Online Groups' headquarters and a limited amount of this space is used by the Licensing Businesses and Entertainment
                                    Groups, as well as executive and
                                    administrative personnel.

Operations Facilities Leased:

      Los Angeles, California       This space is used by our Entertainment and
                                    Playboy Online Groups as a centralized
                                    digital, technical and programming facility.

      Santa Monica, California      This space is used by our Publishing Group
                                    as a photography studio.

      Itasca, Illinois              We began subleasing this warehouse facility
                                    to Infinity in 2000. This facility, under separate agreements with Infinity, is used to provide e-commerce order fulfillment, customer service and related activities for our Playboy Online Group and previously for the Catalog Group, and storage for the entire Company. The facility was formerly used by us in the same capacities.

Property Owned:

      Holmby Hills, California      The Playboy Mansion is used for various
                                    corporate activities, including serving as a valuable location for video production, magazine photography, online events, business meetings, enhancing our image, charitable functions and a wide variety of other promotional and marketing activities.

      In 2002, we moved to a new state-of-the-art studio facility in Los Angeles where we now have a centralized digital, technical and programming facility for both the Entertainment and Playboy Online Groups. The new space enables us to produce more original programs in a more efficient and cost effective operating environment. Additionally, we consolidated and relocated certain California office spaces. Due to restructuring efforts, we have subleased a portion of our excess office space, and expect to sublease or terminate our remaining excess office space. The term of our New York office lease expires in 2004, and we are currently exploring our alternatives in the New York area.

Item 3. Legal Proceedings

      We are from time to time a defendant in suits for defamation and violation of rights of privacy, many of which allege substantial or unspecified damages, which we vigorously defend. We are currently engaged in other litigation, most of which is generally incidental to the normal conduct of our business. We believe that our reserves are adequate and that no such action will have a material adverse impact on our financial condition. There can be no assurance, however, that our ultimate liability will not exceed our reserves.

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998 due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and $0.3 million for lost profits, respectively, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we are vigorously pursuing an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $7.7 million (which represents the amount of the judgment, costs and estimated pre- and post-judgment interest) in connection with the appeal. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained. In accordance with Statement of Financial Accounting Standards, or Statement, 5, Accounting for Contingencies, no liability has been accrued.

      On May 17, 2001, Logix Development Corporation, or Logix, D. Keith Howington and Anne Howington filed suit in state court in Los Angeles County Superior Court in California against Spice Entertainment Companies, Inc., or Spice, Emerald Media, Inc., or EMI, Directrix, Inc., or Directrix, Colorado Satellite Broadcasting, Inc., New Frontier Media, Inc., J. Roger Faherty, Donald McDonald, Jr. and Judy Savar. On February 8, 2002, plaintiffs amended the complaint and added as a defendant Playboy, which acquired Spice in 1999. The complaint alleged 11 contract and tort causes of action arising principally out of a January 18, 1997 agreement between EMI and Logix in which EMI agreed to purchase certain explicit television channels broadcast over C-band satellite. The complaint further seeks damages from Spice based on Spice's alleged failure to provide transponder and uplink services to Logix. Playboy and Spice filed a motion to dismiss plaintiffs' complaint. The court sustained Playboy's motion as to plaintiffs' fraud and conspiracy claims, but not as to plaintiffs' claims of tortious interference with contract and imposition of constructive trust and granted plaintiffs leave to amend. On June 10, 2002, plaintiffs filed their first amended complaint. In the first amended complaint, plaintiffs allege that the various defendants, including Playboy and Spice, were alter egos of each other. The complaint purports to seek unspecified damages in excess of $10 million. On May 31, 2002, Directrix filed for bankruptcy and on July 8, 2002, Directrix removed the action to the Central District of California Bankruptcy Court. On July 10, 2002, Playboy and Spice filed motions to dismiss in the Bankruptcy Court. The case was subsequently remanded to state court on October 31, 2002. Discovery has only very recently resumed in the action. Playboy and Spice filed motions to dismiss the first amended complaint on December 6, 2002. A hearing on the motions took place on February 5, 2003, and we are awaiting a decision. We intend to vigorously defend against these claims and we believe we have good defenses to them. At this preliminary point in the action, however, it is not possible to determine if there is any potential liability or whether any liability may be material or is likely.

      On September 26, 2002, Directrix filed suit in the U.S. Bankruptcy Court in the Southern District of New York against Playboy Entertainment Group, Inc. In the complaint, Directrix alleged that it was injured as a result of the termination of a Master Services Agreement under which Directrix was to perform services relating to the distribution, production and post production of our cable networks and a sublease agreement under which Directrix would have subleased office, technical and studio space at our Los Angeles, California production facility. Directrix also alleged that we breached an agreement under which Directrix had the right to transmit and broadcast certain versions of films through C-band satellite, commonly known as the TVRO market, and Internet distribution. On November 15, 2002, we filed an answer denying Directrix's allegations and filed counterclaims against Directrix seeking damages in connection with the Sublease Agreement and Directrix's breach of the Master Services Agreement. On January 7, 2003, Directrix moved to dismiss one of our counterclaims. Both sides have commenced discovery. We intend to vigorously defend ourselves against Directrix's claims. We believe the claims are without merit and that we have good defenses against them. We believe it is not probable that a material judgment against us will result.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Stock price information, as reported in the New York Stock Exchange Composite Listing, is set forth in Note (W) Quarterly Results of Operations (Unaudited) of Notes to Consolidated Financial Statements. Our securities are traded on the exchanges listed on the cover page of this Form 10-K Annual Report under the ticker symbols PLA A (Class A voting) and PLA (Class B nonvoting). At February 28, 2003, there were 7,353 and 8,737 holders of record of Class A and Class B common stock, respectively. There were no cash dividends declared during 2002 and 2001. Our former credit agreement prohibited the payment of cash dividends, and our new revolving credit facility and the indenture related to the senior secured notes we issued in March 2003 have limitations related to the payment of dividends.

      Other information required under this Item is contained in our Notice of Annual Meeting of Stockholders and Proxy Statement, or collectively, the Proxy Statement, (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2003, which will be filed within 120 days after the close of our fiscal year ended December 31, 2002, and is incorporated herein by reference.

Item 6. Selected Financial Data (1)

(in thousands, except per share amounts, number of employees and ad pages)

                                                         Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year
                                                               Ended          Ended          Ended          Ended          Ended
                                                            12/31/02       12/31/01       12/31/00       12/31/99       12/31/98
--------------------------------------------------------------------------------------------------------------------------------
Selected financial data
Net revenues                                             $   277,622    $   287,583    $   303,360    $   344,044    $   314,360
Interest expense, net                                        (15,022)       (13,184)        (7,629)        (6,179)        (1,424)
Income (loss) from continuing operations before
  cumulative effect of change in accounting principle        (17,135)       (29,323)       (47,626)        (5,568)         4,320
Net income (loss)                                            (17,135)       (33,541)       (47,626)        (5,335)         4,320
Basic and diluted earnings per common share
  Income (loss) from continuing operations before
    cumulative effect of change in accounting principle        (0.67)         (1.20)         (1.96)         (0.24)          0.21
  Net income (loss)                                            (0.67)         (1.37)         (1.96)         (0.23)          0.21

EBITDA (2)
  Earnings from continuing operations before income
    taxes and cumulative effect of change in accounting
    principle                                                 (8,591)       (28,327)       (31,399)        (6,430)         7,025
  Adjusted for:
    Interest expense                                          15,147         13,970          9,148          7,977          1,551
    Depreciation and amortization                             51,619         51,904         44,911         42,691         30,313
    Amortization of deferred financing fees                      993            905            840            613             --
    Amortization of restricted stock awards                    2,748             --             --             --             --
    Equity in operations of PTVI and other                      (279)           746            375         13,871            378
                                                         -----------    -----------    -----------    -----------    -----------
  EBITDA                                                      61,637         39,198         23,875         58,722         39,267
Cash flows from operating activities                          14,328         (7,945)       (31,150)        16,100        (11,110)
Cash flows from investing activities                          (3,158)        (2,853)        (3,889)       (68,126)       (10,120)
Cash flows from financing activities                     $   (11,662)   $    12,874    $    14,045    $    75,213    $    20,624
--------------------------------------------------------------------------------------------------------------------------------
At period end
Total assets                                             $   369,721    $   426,240    $   388,488    $   429,402    $   212,107
Long-term financing obligations                          $    68,865    $    78,017    $    94,328    $    75,000    $        --
Shareholders' equity                                     $    87,815    $    81,525    $   114,185    $   161,281    $    84,202
Long-term financing obligations as a
  percentage of total capitalization                              44%            49%            45%            32%            --%
Number of common shares outstanding
  Class A voting                                               4,864          4,864          4,859          4,859          4,749
  Class B nonvoting                                           21,181         19,666         19,407         19,288         15,868
Number of full-time employees                                    581            610            686            780            758
--------------------------------------------------------------------------------------------------------------------------------
Selected operating data
Playboy magazine ad pages                                        515            618            674            640            601
Cash investments in Company-produced and
  licensed entertainment programming                     $    41,717    $    37,254    $    33,061    $    35,262    $    25,902
Amortization of investments in Company-produced
  and licensed entertainment programming                 $    40,626    $    37,395    $    33,253    $    34,341    $    26,410
Household units (at period end) (3)
  Playboy TV networks
    DTH                                                       19,200         18,100         15,400         12,400          9,800
    Cable digital                                             14,000         10,300          3,200          1,300            200
    Cable analog addressable                                   5,700          7,800         11,000         11,700         11,700
  Playboy TV en Espanol (4)
    DTH                                                        7,000             --             --             --             --
    Cable digital                                              2,700             --             --             --             --
  Movie networks (5)
    DTH                                                       38,400         35,300             --             --             --
    Cable digital                                             36,900         25,300          8,400          3,900             --
    Cable analog addressable                                  10,800         17,000         16,200         18,300             --
--------------------------------------------------------------------------------------------------------------------------------

For a more detailed description of our financial position, results of operations and accounting policies, please refer to Part II. Item 7. "MD&A" and Part II.
Item 8. "Financial Statements and Supplementary Data."

(1) Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

(2) EBITDA represents earnings from continuing operations before interest expense, income taxes, cumulative effect of change in accounting principle, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees, expenses related to the vesting of restricted stock awards and equity in operations of PTVI and other. We evaluate our operating results based on several factors, including EBITDA. We consider EBITDA an important indicator of the operational strength and performance of our ongoing businesses, including our ability to provide cash flows to pay interest, service debt and fund capital expenditures. EBITDA eliminates the uneven effect across business segments of noncash depreciation of property and equipment and amortization of intangible assets. Because depreciation and amortization are noncash charges, they do not affect our ability to service debt or make capital expenditures. EBITDA also eliminates the impact of how we fund our businesses and the effect of changes in interest rates, which we believe relate to general trends in global capital markets but are not necessarily indicative of our operating performance. Finally, EBITDA is used to determine compliance with some of our credit facilities. EBITDA should not be considered an alternative to any measure of performance or liquidity under generally accepted accounting principles, or GAAP. Similarly, EBITDA should not be inferred as more meaningful than any of those measures.

(3) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of our networks and/or multiple platforms (i.e. digital and analog) are available to that household.

(4) We obtained 100% distribution rights of Playboy TV en Espanol in the U.S. Hispanic market in December 2002 in connection with the restructuring of the ownership of our international TV joint ventures. Prior to the restructuring, this network was included in international TV's household units.

(5) We acquired two Spice networks in March 1999 and three networks in July 2001 in connection with the Califa acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      Since our inception in 1953 as the publisher of Playboy magazine, we have expanded our operations to encompass entertainment businesses that are related to the content and style of Playboy magazine. Today, an important aspect of our businesses consists of the licensing of our trademarks for the worldwide manufacture, sale and distribution of various consumer products and services. Our trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, the Rabbit Head Design, Playmate, Spice and Sarah Coventry. We also own numerous domain names related to our online business.

      Our businesses are currently classified into four reportable segments:
Entertainment, Publishing, Playboy Online and Licensing Businesses. Formerly, we operated a fifth segment, Catalog, which we divested in connection with our sale of the Collectors' Choice Music catalog in November 2001 and the Critics' Choice Video catalog in October 2000.

REVENUES

      Most of our Entertainment Group revenues are derived from PPV and subscription fees for our television network offerings, including Playboy TV and Spice branded domestic and international networks, and sales of DVDs and home videos. Entertainment revenues are affected by PPV and subscription retail prices (both of which are set by the DTH and cable operators), revenue splits with the DTH and cable operators and the demand for our programming.

      The majority of our Publishing Group revenues is derived from subscription and newsstand sales of the magazine and special editions, the sale of advertising space and the licensing of 19 international editions. The subscription-based revenues are fairly consistent, while newsstand sales fluctuate and are typically higher for issues containing major celebrities or other special content, such as interviews. Publishing Group revenues fluctuate with the general condition of the local and national economy. Revenue fluctuations are also due primarily to higher pricing of our holiday issues and fluctuations in expenditure levels by national advertisers depending on economic conditions, product introductions by advertising customers and changes in advertising buying patterns generally.

      The principal sources of Playboy Online Group revenues are subscription revenues for our websites offering unique Playboy branded content, e-commerce sales of Playboy branded and other consumer products, advertising and revenues generated by international licensing transactions for websites outside of the United States. E-commerce revenues are typically higher during the holiday buying season and lower due to decreased Internet traffic during the summer months when people tend to be outside more often.

      Licensing Businesses Group revenues are principally generated through the international and domestic distribution of Playboy branded consumer products and Playboy sponsored marketing events such as the Playboy Jazz Festival, and periodic auction sales of small portions of our art and memorabilia collection.

COSTS AND OPERATING EXPENSES

      Entertainment Group expenses include programming amortization, network distribution, sales and marketing and general and administrative expenses. Amortization expenses relate primarily to the expenditures associated with the creation of Playboy programming and licensing of third-party programming for our movie networks.

      Publishing Group expenses include manufacturing, subscription promotion, editorial, shipping and general and administrative expenses. Manufacturing expenses represent the largest operating expense of the Publishing Group and fluctuate by issue due mainly to the cost of paper and the size of the magazine.

      Playboy Online Group expenses consist of trademark license and administrative fees to the parent company, content, product fulfillment, sales and marketing, hosting and general and administrative expenses.

      Licensing Businesses Group expenses include promotional expenses and general and administrative expenses.

      Corporate Administration and Promotion expenses include general corporate costs such as finance, technology, legal, security and human resources as well as Company-wide marketing and promotion and the expenses related to the Playboy Mansion.

RESULTS OF OPERATIONS

The following table represents our results of operations (in millions, except per share amounts):

                                                                   Fiscal Year    Fiscal Year    Fiscal Year
                                                                         Ended          Ended          Ended
                                                                      12/31/02       12/31/01       12/31/00
------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                                            $      94.4    $      86.6    $      74.4
   International TV                                                       16.4           17.0           17.0
   Worldwide home video                                                   10.5            9.6            8.6
   Movies and other                                                        0.3            0.6            0.9
------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                   121.6          113.8          100.9
------------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                       94.7          100.8          108.0
   Other domestic publishing                                              11.7           13.8           14.7
   International publishing                                                5.4            9.9           12.9
------------------------------------------------------------------------------------------------------------
   Total Publishing                                                      111.8          124.5          135.6
------------------------------------------------------------------------------------------------------------
Playboy Online
   E-commerce                                                             14.4           17.6           16.7
   Subscriptions                                                          11.0            6.6            4.1
   Other                                                                   5.6            3.3            4.5
------------------------------------------------------------------------------------------------------------
   Total Playboy Online                                                   31.0           27.5           25.3
------------------------------------------------------------------------------------------------------------
Licensing Businesses                                                      13.2           10.8            9.2
------------------------------------------------------------------------------------------------------------
Catalog                                                                     --           11.0           32.4
------------------------------------------------------------------------------------------------------------
Total net revenues                                                 $     277.6    $     287.6    $     303.4
============================================================================================================
Net loss
Entertainment
   Before programming expense                                      $      72.9    $      67.3    $      58.6
   Programming expense                                                   (40.6)         (37.4)         (33.3)
------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                    32.3           29.9           25.3
------------------------------------------------------------------------------------------------------------
Publishing                                                                 2.7            1.8            6.9
------------------------------------------------------------------------------------------------------------
Playboy Online                                                            (8.9)         (21.7)         (25.2)
------------------------------------------------------------------------------------------------------------
Licensing Businesses                                                       4.6            2.6            0.9
------------------------------------------------------------------------------------------------------------
Catalog                                                                     --           (0.4)            --
------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                   (15.8)         (19.7)         (20.9)
------------------------------------------------------------------------------------------------------------
Total segment income (loss)                                               14.9           (7.5)         (13.0)
Restructuring expenses                                                    (6.6)          (3.8)          (3.9)
Gain (loss) on disposals                                                   0.4           (0.9)          (3.0)
------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                    8.7          (12.2)         (19.9)
------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                       0.1            0.8            1.5
   Interest expense                                                      (15.1)         (14.0)          (9.1)
   Amortization of deferred financing fees                                (1.0)          (0.9)          (0.8)
   Minority interest                                                      (1.7)          (0.7)          (0.1)
   Equity in operations of PTVI and other                                  0.3           (0.7)          (0.4)
   Vendor settlement                                                       0.7             --             --
   Playboy.com registration statement expenses                              --             --           (1.6)
   Legal settlement                                                         --             --           (0.6)
   Other, net                                                             (0.6)          (0.6)          (0.4)
------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                               (17.3)         (16.1)         (11.5)
------------------------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of change
   in accounting principle                                                (8.6)         (28.3)         (31.4)
Income tax expense                                                        (8.5)          (1.0)         (16.2)
------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle          (17.1)         (29.3)         (47.6)
Cumulative effect of change in accounting principle (net of tax)            --           (4.2)            --
------------------------------------------------------------------------------------------------------------
Net loss                                                           $     (17.1)   $     (33.5)   $     (47.6)
============================================================================================================
Basic and diluted earnings per common share
Loss before cumulative effect of change in accounting principle    $     (0.67)   $     (1.20)   $     (1.96)
Cumulative effect of change in accounting principle (net of tax)            --          (0.17)            --
------------------------------------------------------------------------------------------------------------
Net loss                                                           $     (0.67)   $     (1.37)   $     (1.96)
============================================================================================================

2002 COMPARED TO 2001

      Our revenues for 2002 decreased $10.0 million, or 3%, compared to the prior year principally as a result of three transaction-related changes: (a) the absence of Catalog Group revenues due to the sale of our Collectors' Choice Music business in November 2001, (b) no library license fees received from PTVI in the current year due to the restructuring of the ownership of our international TV joint ventures as discussed in more detail below and (c) the sale of a majority of our equity interest in the Polish edition of Playboy magazine in July 2001. In addition, Playboy magazine revenues were also lower as the mix of revenues continued to shift away from print to higher margin businesses. Partially offsetting the above were higher domestic TV networks revenues as a result of the Califa acquisition in July 2001, and higher Playboy Online and Licensing Businesses Group revenues due in part to their global expansion.

      Operating performance improved $20.9 million compared to the prior year due to better performance from all of our operating groups, primarily Playboy Online, combined with lower Corporate Administration and Promotion expenses. The current year included a $6.6 million restructuring charge compared to a $3.8 million charge in the prior year. The charge in both periods included severance and consolidation of office space.

      The lower net loss for 2002 included a $5.8 million noncash income tax charge related to our adoption of Statement 142, Goodwill and Other Intangible Assets. The prior year included a $4.2 million noncash charge representing a "Cumulative effect of change in accounting principle" related to the adoption of Statement of Position, or SOP, 00-2, Accounting by Producers or Distributors of Films.

Entertainment Group

      In December 2002, we completed the restructuring of the ownership of our international TV joint ventures with Claxson. The restructuring significantly expanded our ownership of Playboy TV and movie networks outside of the United States and Canada. Under the terms of the restructuring transaction, we increased our equity interest in networks in Europe and the Pacific Far East and retained our existing 19.9% ownership interest in the Playboy TV and Spice branded networks in Latin America and Iberia.

      The following discussion focuses on the profit contribution of each of our Entertainment Group businesses before programming expense.

      Profit contribution from domestic TV networks for 2002 increased $7.2 million on a revenue increase of $7.8 million, or 9%, primarily due to the addition of the movie networks from the Califa acquisition. In 2003, we expect to see a flattening in domestic TV revenues while we continue to capitalize on the rollout of digital technology by increasing the number of addressable homes our networks are available to, as well as the number of networks on each system. Additionally, our goal is to increase the number of systems that also offer Playboy TV on a monthly subscription basis.

Our networks were available as follows:

                                                            Dec. 31,    Dec. 31,
Household units (in millions) (1)                               2002        2001
--------------------------------------------------------------------------------
Playboy TV
    DTH                                                         19.2        18.1
    Cable digital                                               14.0        10.3
    Cable analog addressable                                     5.7         7.8

Playboy TV en Espanol (2)
    DTH                                                          7.0          --
    Cable digital                                                2.7          --

Movie Networks
    DTH                                                         38.4        35.3
    Cable digital                                               36.9        25.3
    Cable analog addressable                                    10.8        17.0
--------------------------------------------------------------------------------

(1) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of our networks and/or multiple platforms (i.e. digital and analog) are available to that household.

(2) We obtained 100% distribution rights of Playboy TV en Espanol in the U.S. Hispanic market in December 2002 in connection with the restructuring of the ownership of our international TV joint ventures. Prior to the restructuring, this network was included in international TV's household units.

      Revenues and profit contribution from the international TV business decreased $0.6 million and $1.1 million, respectively, due to our not receiving the September 2002 library license fee payment of $7.5 million from PTVI under the old joint venture agreement. Partially offsetting the above were higher sales of output programming to PTVI. As previously discussed, in December 2002, we restructured the ownership of our international TV joint ventures with Claxson. We accounted for this transaction as an unwinding of the PTVI joint venture and final payment under the original sale of assets and licensing agreement, which resulted in the recognition of $0.5 million in additional revenues. In return for our increased ownership in PTVI and the other terms of the restructuring transaction, among other things, (a) we forgave approximately $12.3 million in current programming and other receivables due from PTVI, (b) we will no longer receive the library or output agreement payments that we were scheduled to receive under the original agreement and (c) Claxson is released from its remaining funding obligations to PTVI. With the recent expansion of our ownership in Playboy TV and movie networks outside of the United States and Canada and by offering such a diverse range of networks, we will seek to increase penetration in our existing international markets as more television homes have access to digital technology and expand our reach into other international markets. However, in the near term we expect lower operating margins from this business as a result of consolidating PTVI under our new ownership rather than recording licensing fees as in the past. This, coupled with the flattening of domestic TV revenues, is expected to lead to a decline in Entertainment Group profitability in 2003.

      Profit contribution from our worldwide home video business increased $0.7 million on a revenue increase of $0.9 million, or 10%, mainly due to the absence of a domestic distributor in the prior year third quarter. The contract with our previous distributor expired in June 2001, and the contract with our current distributor became effective in October 2001. Partially offsetting the above were higher revenues in the prior year of $1.6 million related to a change in accounting in accordance with SOP 00-2, Accounting by Producers or Distributors of Films, which primarily impacted the domestic business.

      Programming amortization expense increased $3.2 million compared to the prior year as a result of a higher number of original programs premiering on domestic Playboy TV and the addition of licensed programming for the movie networks from the Califa acquisition.

      The group incurred expenses in the current year of $1.0 million related to relocating its California office space and moving to its new studio production facility during the current year.

Publishing Group

      Playboy magazine revenues decreased $6.1 million, or 6%, for 2002 due mostly to lower advertising and newsstand revenues. In spite of this, the Publishing Group reported improved performance for 2002 of $0.9 million. Advertising revenues decreased $4.6 million, or 12%, due to fewer ad pages, partially offset by higher average net revenue per page. Advertising sales for the 2003 first quarter magazine issues are closed, and we expect to report 4% fewer ad pages and 3% lower ad revenues compared to the 2002 first quarter. Newsstand revenues were $2.8 million lower principally due to 13% fewer U.S. and Canadian newsstand copies sold in the current year. Subscription revenues were 3% higher.

      Other domestic publishing revenues decreased $2.1 million, or 15%, for 2002 compared to the prior year primarily due to lower newsstand sales of special editions.

      International publishing revenues decreased $4.5 million, or 45%, due to the sale in July 2001 of the majority of our equity interest in VIPress, our Polish publishing joint venture. As a result we no longer consolidate its results. We sold our remaining equity interest in the joint venture in October 2002.

      The group's segment performance for 2002 increased due in part to cost-reduction measures implemented in the fourth quarter of the prior year. Additionally, manufacturing costs decreased $4.5 million, driven by lower paper prices combined with fewer printed pages in Playboy magazine largely as a result of the fewer ad pages. Significantly lower editorial costs of $3.8 million also favorably impacted the comparison. The lower Playboy magazine and special editions newsstand revenues and the lower advertising revenues partially offset the lower costs and expenses. In 2003, we expect the continuing benefit of cost reductions plus growth in ad revenues to more than offset the transitional costs of moving editorial staff from Chicago to New York under the direction of the magazine's new editor. Additionally, the group expects to benefit from the sales of Playboy's 50th anniversary issue in December.

Playboy Online Group

      Playboy Online Group revenues for 2002 increased $3.5 million, or 13%, to $31.0 million. Subscription revenues increased $4.4 million, or 66%, due to growth in members, the up pricing of Playboy Cyber Club and the launch of new clubs. Other revenues increased $2.3 million, or 69%, primarily as a result of licensing fees generated by international website deals, including in Germany, Korea, the Netherlands and Taiwan. E-commerce revenues were down $3.2 million, or 18%, mostly due to the sale of our Collectors' Choice Music business in November 2001 combined with the continuation of the strategy to increase profit margins with more targeted circulation. The group's segment loss decreased $12.8 million mainly due to a combination of the higher revenues plus cost-saving initiatives implemented in the fourth quarter of 2001. In accordance with an agreement, the group paid trademark fees to the parent company of $6.6 million in the current year compared to $4.6 million in 2001. We expect to achieve profitability for the group in 2003 principally through the continued growth of our subscription business.

Licensing Businesses Group

      Segment income for 2002 from the Licensing Businesses Group increased $2.0 million, or 75%, on a revenue increase of $2.4 million, or 23%. Higher royalties from our international licensed branded products business of $1.3 million, revenues of $0.9 million related to an auction held with Butterfields Auctioneers and eBay in June 2002 of a small portion of our art and memorabilia collection and the favorable impact of cost-reduction measures implemented in the fourth quarter of 2001 were responsible for the improved performance. We expect to continue to increase the group's profitability in 2003 by expanding our product lines and outlets.

Catalog Group

      In November 2001, we sold our Collectors' Choice Music business, ending our presence in the nonbranded print catalog business.

Corporate Administration and Promotion

      Corporate Administration and Promotion expenses for 2002 decreased $3.9 million, or 20%, compared to the prior year. This improvement was primarily a result of no longer amortizing trademarks in the current year due to the adoption of Statement 142, Goodwill and Other Intangible Assets, lower marketing expenses and a greater reduction of expenses related to the higher trademark fees from the Playboy Online Group. Partially offsetting the above were expenses related to the addition of a President and Chief Operating Officer position in the current year. We expect Corporate Administration and Promotion expenses to be slightly lower in 2003 than in 2002.

Restructuring Expenses

      In 2002, we announced a Company-wide restructuring initiative in order to reduce our ongoing operating expenses. In connection with the restructuring, we reported a $5.7 million charge in 2002, of which $2.9 million related to the termination of 53 employees and $2.8 million related to the consolidation of our office space in Los Angeles and Chicago. Also in 2002, a $0.9 million unfavorable adjustment was made to the 2001 restructuring discussed below primarily due to a change in sublease assumptions.

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

Gain (Loss) on Disposals

      The prior year included a loss of $1.3 million related to the sale of our Collectors' Choice Music business. Also in 2001, we sold a majority of our equity interest in VIPress, publisher of the Polish edition of Playboy magazine, resulting in a gain of $0.4 million. In 2002, we sold our remaining 20% interest in VIPress resulting in a gain of $0.4 million.

2001 COMPARED TO 2000

      Our revenues for 2001 decreased $15.8 million, or 5%, compared to the prior year primarily due to the sale of our Critics' Choice Video business in October 2000. In November 2001, we also sold our Collectors' Choice Music business, ending our presence in the nonbranded print catalog business. The comparison also reflected lower Playboy magazine revenues combined with higher domestic TV networks revenues, largely due to the Califa acquisition in July 2001.

      Operating performance improved $7.7 million in 2001 compared to the prior year primarily due to the factors discussed above combined with better performance from the Playboy Online and Licensing Businesses Groups and lower Corporate Administration and Promotion expenses. The operating loss for 2001 also included a lower loss related to the sale of Collectors' Choice Music compared to the loss related to the sale of Critics' Choice Video in 2000.

      The lower net loss for 2001 reflected significantly lower income tax expense related to our decision in 2000 to increase the valuation allowance for our deferred tax assets. Also included in the 2001 net loss was a $4.2 million noncash charge representing a "Cumulative effect of change in accounting principle" related to the adoption of SOP 00-2, Accounting by Producers or Distributors of Film. Additionally, 2001 reflected higher interest expense primarily due to mostly noncash imputed interest related to the deferred payment of the purchase price for the Califa acquisition.

Entertainment Group

      In July 2001, we acquired two networks, The Hot Network and The Hot Zone, together with the related television assets of Califa. In addition, we acquired the Vivid TV network, now operated as Spice Platinum, together with the related television assets of VODI, a separate entity owned by Califa's principals.

      The following discussion focuses on the profit contribution of each of our Entertainment Group businesses before programming expense.

      Revenues from domestic TV networks for 2001 increased $12.2 million, or 16%, and profit contribution increased $9.8 million. These increases were primarily due to the Califa acquisition and a $4.9 million increase in Playboy TV revenues.

Our networks were available as follows:

                                                            Dec. 31,    Dec. 31,
Household units (in millions) (1)                               2001        2000
--------------------------------------------------------------------------------
Playboy TV
    DTH                                                         18.1        15.4
    Cable digital                                               10.3         3.2
    Cable analog addressable                                     7.8        11.0
Movie Networks (2)
    DTH                                                         35.3          --
    Cable digital                                               25.3         8.4
    Cable analog addressable                                    17.0        16.2
--------------------------------------------------------------------------------

(1) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of our networks and/or multiple platforms (i.e. digital and analog) are available to that household.

(2) Includes The Hot Network, The Hot Zone and the Spice Platinum networks acquired in connection with the Califa acquisition in July 2001.

      Revenues from our international TV business for 2001 were flat and profit contribution decreased $0.2 million. Lower revenues of $2.1 million due to the timing of library license fees from PTVI were offset by $2.1 million higher PTVI programming output revenues.

      Revenues from our worldwide home video business for 2001 increased $1.0 million, or 11%, and profit contribution increased $1.4 million primarily due to $2.9 million of revenues recorded in 2001 related to a change in accounting in accordance with SOP 00-2, primarily related to the domestic business. Also reflected in 2001 results was the absence of a domestic distributor in the third quarter. The contract with our previous distributor expired in June 2001, and the contract with our current distributor became effective in October 2001. Additionally, results for 2001 reflected royalties from a new continuity series.

      Both revenues and profit contribution from movies and other businesses for 2001 decreased $0.3 million, primarily due to lower sales of previously released movies combined with the timing of library license fees from PTVI.

      Programming amortization expense increased $4.1 million in 2001 primarily due to higher amortization for domestic TV networks of $2.9 million and international TV of $1.5 million, primarily related to the higher programming output revenues from PTVI.

      The group's administrative expenses increased $1.7 million in 2001 primarily due to higher performance-related variable compensation expense and increased staffing.

Publishing Group

      Playboy magazine revenues decreased $7.2 million, or 7%, for 2001 principally due to 25% fewer U.S. and Canadian newsstand copies sold in 2001. Additionally, advertising revenues were $1.4 million lower in 2001 due to fewer ad pages, partially offset by higher average net revenue per page. Lower revenues from the rental of the magazine's subscriber list also contributed to the revenue decline.

      Revenues from other domestic publishing businesses decreased $0.9 million, or 6%, for 2001 compared to the prior year primarily reflecting lower newsstand sales of special editions.

      International publishing revenues decreased $3.0 million, or 22%, in 2001 primarily due to the sale in July 2001 of a majority of our equity interest in VIPress, our Polish publishing joint venture, and as a result we no longer consolidate its results. Also contributing to the decline were lower royalties of $0.8 million from the Brazilian edition as a result of weak economic conditions in that country.

      The group's segment income for 2001 decreased $5.1 million, or 74%, compared to 2000 primarily due to the lower Playboy magazine newsstand and special editions revenues combined with lower subscription profitability of $1.8 million. Partially offsetting the above were lower manufacturing costs of $1.5 million, principally related to fewer printed pages in Playboy magazine due in part to the fewer ad pages, and lower editorial costs of $1.3 million.

Playboy Online Group

      Playboy Online Group revenues for 2001 increased $2.2 million, or 9%, to $27.5 million. Higher subscription revenues of $2.5 million drove the increase. Additionally, e-commerce revenues increased $0.9 million in spite of the sales of CCVideo.com in October 2000 and CCMusic.com in November 2001. Other revenues decreased $1.2 million as licensing fees generated by our new German and Korean joint ventures were more than offset by weaker advertising and sponsorship revenues. In spite of higher trademark fees to the parent company and write-offs for obsolete inventory, primarily related to the remerchandising of the online websites, the group's segment loss decreased $3.5 million primarily due to cost-saving initiatives, including restructuring, in 2001.

Licensing Businesses Group

      Segment income for 2001 from the Licensing Businesses Group increased $1.7 million on a revenue increase of $1.6 million, or 16%. Growth in our domestic licensed branded products business of $1.0 million combined with lower business development expenses of $0.8 million related to casino gaming opportunities were responsible for the increased performance.

Catalog Group

      Catalog Group revenues for 2001 decreased $21.4 million, or 66%, and segment performance decreased $0.4 million. These changes were the result of management's decision to divest this nonbranded noncore business.

Corporate Administration and Promotion

      Corporate Administration and Promotion expenses for 2001 decreased $1.2 million, or 6%, compared to 2000. This improvement primarily reflected a greater reduction of expenses related to the higher trademark fees of $1.5 million from the Playboy Online Group.

Restructuring Expenses

      As previously discussed, in 2001, we implemented a restructuring plan in anticipation of a continuing weak economy, which resulted in a restructuring charge of $3.7 million recorded in 2001. In 2000, realignment of senior management, coupled with staff reductions, led to a restructuring charge of $3.7 million related to the termination of 19 employees.

Gain (Loss) on Disposals

      In 2001, the sale of our Collectors' Choice Music business resulted in a loss of $1.3 million. Also in 2001, we sold a majority of our equity interest in VIPress, resulting in a gain of $0.4 million. The prior year included a loss of $3.0 million related to the sale of our Critics' Choice Video business and fulfillment and customer service operations.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2002, we had $4.1 million in cash and cash equivalents and $92.5 million in total financing obligations compared to $4.6 million in cash and cash equivalents and $101.6 million in total financing obligations at December 31, 2001. The financing obligations at December 31, 2002 and 2001 included $27.2 million and $20.0 million, respectively, in loans made directly from Mr. Hefner to Playboy.com.

      At December 31, 2002, our liquidity requirements, excluding those of Playboy.com, were being provided by a $97.5 million credit facility, comprised of $62.5 million of term loans and a $35.0 million revolving credit facility. At December 31, 2002, $2.8 million of borrowings and $3.9 million in letters of credit were outstanding under the revolving credit facility. In January 2003, an additional $6.0 million letter of credit was issued under the facility as collateral for a supersedeas bond, which was issued in connection with our appeal of the verdict in the Gongora lawsuit. See Part I. Item 3. "Legal Proceedings." A second letter of credit in the amount of $1.7 million was also issued in January 2003 as collateral for the supersedeas bond, but was not provided under the credit facility. As a result, we cash collateralized the $1.7 million letter of credit with the issuing bank.

DEBT FINANCINGS

      The credit facility provided that outstanding borrowings carry interest at rates equal to specified index rates plus margins that fluctuated based on our leverage ratio. The term loans consisted of two tranches, Tranche A and Tranche B, which carried margins of 3.00% and 4.25%, respectively, over the London Interbank Offering Rate, or LIBOR. We were assessed a 0.5% commitment fee on the unused portion of the revolving credit facility. The weighted average interest rates at December 31, 2002 were 4.42% and 5.67% for the Tranche A and Tranche B term loans, respectively, and 6.25% for the revolving credit facility. In May 2001, we entered into a two-year interest rate swap, which effectively converted $45.0 million of floating rate debt to a fixed rate of 9.03% at December 31, 2002. This agreement was terminated in March 2003 in connection with the new debt financings discussed below. The term loans began amortizing quarterly on March 31, 2001. The Tranche A term loan and the revolving credit facility were scheduled to mature on March 15, 2004 and the Tranche B term loan was scheduled to mature on March 15, 2006, prior to the new debt financings discussed below.

      On March 11, 2003, we completed the private offering of $115.0 million in aggregate principal amount of senior secured notes through one of our wholly-owned subsidiaries, PEI Holdings, Inc., or Holdings. The notes mature on March 15, 2010 and bear interest at the rate of 11.00% per annum, with interest payable on March 15th and September 15th of each year, beginning September 15, 2003.

      The notes are guaranteed on a senior secured basis by us and by substantially all of our domestic subsidiaries, referred to as the guarantors, excluding Playboy.com and its subsidiaries. The notes and the guarantees rank equally in right of payment with our and the guarantors' other existing and future senior debt. The notes and the guarantees are secured by a first-priority lien on our and each guarantor's trademarks, referred to as the primary collateral, and by a second-priority lien, junior to a lien for the benefit of the lenders under the new credit facility, as described below, on (a) 100% of the stock of substantially all of our domestic subsidiaries, excluding the subsidiaries of Playboy.com, (b) 65% of the capital stock of substantially all of our indirect first-tier foreign subsidiaries, (c) substantially all of our and each guarantor's domestic personal property, excluding the primary collateral and (d) the Playboy Mansion, or collectively, the secondary collateral.

      On March 11, 2003, we used $73.3 million of the notes proceeds to repay $73.0 million in outstanding principal and $0.3 million in accrued interest and fees on our credit facility. Effective with this repayment, the credit facility was terminated. In connection with the termination of the credit facility, we also terminated our existing interest rate swap agreement for $0.4 million, which was scheduled to mature in May 2003. On March 14, 2003, we paid $17.3 million to the Califa principals in satisfaction of substantially all of our 2003 payment obligations, which are discussed below. The remaining $24.0 million of notes proceeds will provide liquidity for general corporate purposes and be used to pay fees and expenses associated with the notes offering.

      On March 11, 2003, Holdings also entered into a new revolving credit facility, pursuant to which we are permitted to borrow up to $20.0 million in revolving borrowings, letters of credit or a combination thereof. For purposes of calculating interest, revolving loans made under the new credit facility will be designated at either the offshore dollar inter bank rate, or IBOR, plus a borrowing margin based on our adjusted EBITDA or, in certain circumstances, at a base rate plus a borrowing margin based on our adjusted EBITDA. Letters of credit issued under the new credit facility bear fees at IBOR plus a borrowing margin based on our adjusted EBITDA. All amounts outstanding under the new credit facility will mature on March 11, 2006. At March 27, 2003, there were no borrowings outstanding under the new credit facility, but the $9.9 million of letters of credit that had been outstanding under the former credit facility, plus the $1.7 million letter of credit outstanding outside the former credit facility, were canceled and reissued under the new credit facility, for a total of $11.6 million in letters of credit outstanding. Our obligations under the new credit facility are guaranteed by us and each of the guarantors of the notes. The obligations of us and each of the guarantors under the new credit facility are secured by a first-priority lien on the secondary collateral and a second-priority lien on the primary collateral.

FINANCING FROM RELATED PARTY

      The former credit facility contained a maximum funding limitation which restricted the amount of funding we could provide to Playboy.com. As a result, Playboy.com issued Series A Preferred Stock and promissory notes to Mr. Hefner, as discussed in more detail below, which have provided Playboy.com most of its required liquidity since 2000. Under the terms of the senior secured notes and the new credit facility, our ability to invest in Playboy.com is no longer limited.

      In 2001, in connection with a private placement of its preferred stock, Playboy.com converted three $5.0 million convertible promissory notes, together with accrued and unpaid interest thereon, into shares of Playboy.com's Series A Preferred Stock. Mr. Hefner was the holder of one of these notes. Playboy.com's Series A Preferred Stock is convertible into Playboy.com common stock (initially on a one-for-one basis) and is redeemable by Playboy.com after the fifth anniversary of the date of its issuance at the option of the holder. In addition, in the event that a holder elects to cause Playboy.com to redeem Playboy.com's Series A Preferred Stock at any time after the fifth anniversary of the date of its issuance and before the 180th day thereafter, and Playboy.com is not able to, or does not, satisfy such obligation, in cash or stock, we have agreed that we will redeem all or part of the shares in lieu of redemption by Playboy.com, either in cash, shares of our Class B stock or any combination thereof at our option. As part of the ownership restructuring of PTVI, Claxson agreed to return its shares of Playboy.com Series A Preferred Stock, which leaves only Mr. Hefner and one unaffiliated investor as minority shareholders of Playboy.com.

      In connection with the sale of the senior secured notes, we restructured the outstanding indebtedness of Playboy.com owed to Mr. Hefner. In its review of the Hefner debt restructuring, our Board of Directors appointed a special committee of independent directors to evaluate, negotiate and determine the terms on behalf of us. The special committee approved the Hefner debt restructuring on the terms described below and recommended to the full Board of Directors that it approve the restructuring on those terms, which it did. In connection with their respective approvals, the special committee and our Board of Directors received an opinion from an independent financial advisor of national standing retained by the special committee to the effect that the Hefner debt restructuring was fair to us from a financial point of view.

      At December 31, 2002 and at the time of the Hefner debt restructuring, Playboy.com had an aggregate of $27.2 million of outstanding indebtedness to Mr. Hefner in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured in the following manner. A $10.0 million promissory note payable by Playboy.com to Mr. Hefner was extinguished in exchange for shares of a new series of Series A preferred stock of Holdings, which we refer to as the Holdings Series A Preferred Stock, with an aggregate stated value of $10.0 million. We are required to exchange the Holdings Series A Preferred Stock for shares of our Class B stock. The two other promissory notes payable by Playboy.com to Mr. Hefner, in a combined principal amount of $17.2 million plus interest, were extinguished in exchange for $0.5 million in cash and shares of a new series of Series B preferred stock of Holdings, which we refer to as the Holdings Series B Preferred Stock, with an aggregate stated value of $17.2 million. We are required to exchange the Holdings Series B Preferred Stock for shares of a new series of preferred stock of Playboy, which we refer to as Playboy Preferred Stock.

      In order to issue the Playboy Preferred Stock, our certificate of incorporation must be amended to authorize the issuance, which we refer to as the certificate amendment. In accordance with applicable law, Mr. Hefner, the holder of more than a majority of our outstanding Class A voting common stock, has approved the certificate amendment by written consent. Under federal securities laws, the certificate amendment cannot become effective prior to the 20th calendar day following the mailing to our stockholders of an information statement that complies with applicable SEC rules. The Holdings Series A Preferred Stock will be mandatorily exchanged for our Class B stock and the Holdings Series B Preferred Stock will be mandatorily exchanged for Playboy Preferred Stock as soon as practicable following the effectiveness of the certificate amendment.

      Holdings will be required to redeem the Holdings Series A Preferred Stock in September 2010, unless exchanged earlier for our Class B stock, and the Holdings Series A Preferred Stock will pay an annual dividend of 8.00%, payable semi-annually. The dividend will be payable in cash, provided that if the exchange of the Holdings Series A Preferred Stock for shares of our Class B stock has not occurred prior to the 90th day following the original issuance of the Holdings Series A Preferred Stock, dividends accruing after that date will be paid through the issuance of additional shares of Holdings Series A Preferred Stock. The number of shares of Class B stock issued in the exchange would be determined by dividing (a) the sum of the aggregate stated value of the then outstanding shares of Holdings Series A Preferred Stock and the amount of accrued and unpaid dividends by (b) the weighted average closing price of our Class B stock during the 90-day period prior to the date of the certificate amendment.

      Holdings will be required to redeem the Holdings Series B Preferred Stock in September 2010, unless exchanged earlier for Playboy Preferred Stock, and the Holdings Series B Preferred stock will pay an annual cash dividend of 8.00%, payable semi-annually. Each share of Holdings Series B Preferred Stock will be exchanged for one share of Playboy Preferred Stock plus an amount equal to any accrued but unpaid dividends. The Playboy Preferred Stock to be issued in exchange for the Holdings Series B Preferred Stock will have the same terms as the Holdings Series B Preferred Stock, except that it will be convertible at the option of the holder into shares of our Class B stock at a conversion price equal to 125% of the weighted average closing price of our Class B stock over the 90-day period prior to the exchange of Holdings Series B Preferred Stock for Playboy Preferred Stock. After the date that is three years after the date the Playboy Preferred Stock is issued, if at any time the weighted average closing price of our Class B stock for 15 consecutive trading days equals or exceeds 150% of the conversion price, we will have the option, by delivering a written notice to holders of shares of Playboy Preferred Stock, to convert any or all shares of Playboy Preferred Stock into the number of shares of Class B stock determined by dividing (a) the sum of the aggregate stated value of such Playboy Preferred Stock and the amount of accrued and unpaid dividends by (b) the conversion price.

      On September 15, 2010, we will be required to redeem all shares of Playboy Preferred Stock that are then outstanding at a redemption price equal to $10,000 per share plus the amount of accrued and unpaid dividends. The final redemption price may be paid, at our option, in either cash or shares of our Class B stock or any combination of cash and shares of Class B stock. If we elect to pay the final redemption price in shares of our Class B stock, the number of such shares to which a holder of shares of Playboy Preferred Stock will be entitled will be determined by dividing (a) the sum of the aggregate stated value of such Playboy Preferred Stock and the amount of accrued and unpaid dividends by (b) the weighted average closing price of our Class B stock over the 90-day period prior to September 15, 2010.

CALIFA ACQUISITION

      The Califa acquisition agreement gave us the option of paying up to $71 million of the purchase price in cash or Class B stock through 2007. On April 17, 2002, a registration statement for the resale of approximately 1,475,000 shares became effective. These shares were issued in payment of two installments of consideration, which totaled $22.5 million plus $0.3 million of accrued interest. The Califa principals, or the sellers, elected to sell the shares and realized net proceeds from the sale of $19.2 million. As a result, we were required to provide them with a make-whole payment in either cash or Class B stock of approximately $3.6 million, plus interest until the date payment was made. On March 14, 2003, we paid the sellers $17.3 million in cash, in satisfaction of $8.5 million of base consideration due in 2003, a $5.0 million performance-based payment due in 2003 and the $3.6 million make-whole payment, plus accrued interest of $0.2 million thereon.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $14.3 million for 2002, which included $5.2 million of cash received as part of the net assets of PTVI acquired as the final payment under the original sale of assets and licensing agreement. In return for our increased ownership in PTVI and the other terms of the restructuring transaction, among other things, (a) we forgave approximately $12.3 million in current programming and other receivables due from PTVI, (b) we will no longer receive the library or output agreement payments that we were scheduled to receive under the original agreement and (c) Claxson is released from its remaining funding obligations to PTVI. See Note (C) Restructuring of Ownership of International TV Joint Ventures of Notes to Consolidated Financial Statements. The current year was also positively impacted by the addition of the three networks from the Califa acquisition. In 2002, we spent $41.7 million in Company-produced and licensed programming and expect to invest approximately $44 million in 2003, which could vary based on, among other things, the timing of completing productions.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $3.2 million for 2002 primarily due to $4.3 million of additions to property and equipment. In 2002, we also entered into leases of furniture and equipment totaling $2.1 million. Partially offsetting the above was $1.5 million of proceeds from disposals, primarily related to the sale of our Collectors' Choice Music business.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities was $11.7 million for 2002 primarily due to $8.5 million in repayments of term loans and $7.8 million in payments on our former revolving credit facility, partially offset by $5.0 million of proceeds related to a December 2001 note issued by Playboy.com to Mr. Hefner.

INCOME TAXES

      In 2000, we evaluated our net operating loss carryforwards, or NOLs, and other deferred tax assets and liabilities in relation to our recent earnings history. As a result of this review, we decided to adopt a more conservative approach by increasing the valuation allowance for deferred tax assets, which resulted in noncash federal income tax expense of $24.1 million. The 2001 increase in the valuation allowance was due primarily to the deferred tax asset related to the 2001 net operating loss. Of the 2002 increase in the valuation allowance, $7.1 million was due to the deferred tax treatment of certain acquired intangibles as a result of the adoption of Statement 142, Goodwill and Other Intangible Assets, and the remainder was primarily due to the deferred tax asset related to the 2002 net operating loss.

CRITICAL ACCOUNTING POLICIES

      Our financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We believe that of our significant accounting policies, the following is one of the more complex and critical areas. For additional information about our accounting policies, see Note (A) Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.

TRADEMARKS

      Our trademarks are critical to the success and potential growth of all of our businesses. We actively protect and defend our trademarks throughout the world and monitor the marketplace for counterfeit products. Consequently, we initiate legal proceedings from time to time to prevent their unauthorized use, and we incur costs associated with acquisition, defense, registration and/or renewal of our trademarks. Prior to the implementation of Statement 142, Goodwill and Other Intangible Assets, in 2002, trademark acquisition costs were capitalized and amortized using the straight-line method over 40 years, and trademark defense, registration and/or renewal costs were capitalized and amortized using the straight-line method over 15 years. Beginning in 2002, trademark-related costs are no longer being amortized, since our trademarks have indefinite lives, but are subject to annual impairment tests in accordance with the new accounting standard. For periods after 2001, capitalized amounts related to our trademarks are generally higher than they would have been had the old accounting standards continued to apply.

RELATED PARTY TRANSACTIONS

HUGH M. HEFNER

      We own a 29-room mansion located on 5 1/2 acres in Holmby Hills, California. The Playboy Mansion is used for various corporate activities, including serving as a valuable location for video production, magazine photography, online events, business meetings, enhancing our image, charitable functions and a wide variety of other promotional and marketing activities. The Playboy Mansion generates substantial publicity and recognition which increase public awareness of us and our products and services. Its facilities include a tennis court, swimming pool, gymnasium and other recreational facilities as well as extensive film, video, sound and security systems. The Playboy Mansion also includes accommodations for guests and serves as an office and residence for Hugh M. Hefner, our founder. It has a full-time staff which performs maintenance, serves in various capacities at the functions held at the Playboy Mansion and provides guests of ours and Mr. Hefner's with meals, beverages and other services.

      Under a 1979 lease we entered into with Mr. Hefner, the annual rent Mr. Hefner pays to us for his use of the Playboy Mansion is determined by independent experts who appraise the value of Mr. Hefner's basic accommodations and access to the Playboy Mansion's facilities, utilities and attendant services based on comparable hotel accommodations. In addition, Mr. Hefner is required to pay the sum of the per-unit value of nonbusiness meals, beverages and other benefits he and his personal guests receive. These standard food and beverage per-unit values are determined by independent expert appraisals based on fair market values. Valuations for both basic accommodations and standard food and beverage units are reappraised every three years, and between appraisals are annually adjusted based on appropriate consumer price indexes. Mr. Hefner is also responsible for the cost of all improvements in any Hefner residence accommodations, including capital expenditures, that are in excess of normal maintenance for those areas.

      Mr. Hefner's usage of Playboy Mansion services and benefits is recorded through a system initially developed by the auditing and consulting firm of PricewaterhouseCoopers LLP and now administered by us, with appropriate modifications approved by the audit and compensation committees of the Board of Directors. The lease had an initial two-year term which expired on June 30, 1981, but on its terms continues for ensuing 12-month periods unless either we or Mr. Hefner terminates it. When we changed our fiscal year from a year ending June 30 to a year ending December 31, Mr. Hefner's lease continued for only a six-month period through December 31, 1998 to accommodate this change. On December 31, 1998, the lease renewed automatically and will continue to renew automatically for 12-month periods under the terms as previously described. The rent charged to Mr. Hefner during 2002 included the appraised rent and the appraised per-unit value of other benefits, as described above. Within 120 days after the end of our fiscal year, the actual charge for all benefits for that year is finally determined. Mr. Hefner pays or receives credit for any difference between the amount finally determined and the amount he paid over the course of the year. The sum of the rent and other benefits payable for 2002 was estimated by us to be $1.1 million, and Mr. Hefner paid that amount during 2002. The actual rent and other benefits payable for 2001 and 2000 were $1.3 million and $1.1 million, respectively.

      We purchased the Playboy Mansion in 1971 for $1.1 million and in the intervening years have made substantial capital improvements at a cost of $13.6 million through 2002 (including $2.5 million to bring the Hefner residence accommodations to a standard similar to the Playboy Mansion's common areas). The Playboy Mansion is included in our Consolidated Balance Sheet at December 31, 2002 at a net book value, including all improvements and after accumulated depreciation, of $1.9 million. We incur all operating expenses of the Playboy Mansion, including depreciation and taxes, which were $3.6 million, $3.2 million and $3.2 million for 2002, 2001 and 2000, respectively, net of rent received from Mr. Hefner.

      From time to time, we enter into barter transactions in which we secure air transportation for Mr. Hefner in exchange for advertising pages in Playboy magazine. Mr. Hefner reimburses us for our direct costs of providing these ad pages. We receive significant promotional benefit from these transactions.

      At December 31, 2002 and at the time of the Hefner debt restructuring, Playboy.com had an aggregate of $27.2 million of outstanding indebtedness to Mr. Hefner in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured as previously discussed in Liquidity and Capital Resources.

PTVI

      In December 2002, we completed the restructuring of the ownership of our international TV joint ventures with Claxson. The restructuring significantly expanded our ownership of Playboy TV and movie networks outside of the United States and Canada. The Claxson joint ventures originated when PTVI and PTVLA were formed in 1999 and 1996, respectively, as joint ventures between us and Cisneros for the ownership and operation of Playboy TV networks outside of the United States and Canada. In 2001, Claxson succeeded Cisneros as our joint venture partner. Prior to the restructuring transaction, parts of which were effective as of April 1, 2002, PTVI and PTVLA had exclusive rights to create and launch new television networks under the Playboy and Spice brands outside of the United States and Canada, and under specified circumstances, to license programming to third parties. We owned a 19.9% equity interest in PTVI and a 19% equity interest in PTVLA before the restructuring. PTVLA is now our sole remaining joint venture with Claxson.

      Prior to the restructuring transaction, in return for the exclusive international TV rights for the use of the Playboy tradename, film and video library, and for the acquisition of the international rights to the Spice film library, the U.K. and Japan Playboy TV networks and certain international distribution contracts, PTVI was obligated to make total payments of $100.0 million to us, related to the above, over six years, of which $42.5 million had been received prior to the restructuring transaction. The remaining $57.5 million was to be paid to us from 2002 to 2004. In addition, prior to the restructuring transaction, we received $36.7 million in quarterly payments as part of the original PTVI long-term output agreement for the international television rights to programming. In return for our increased ownership in PTVI and the other terms of the restructuring transaction, among other things, (a) we forgave approximately $12.3 million in current programming and other receivables due from PTVI, (b) we will no longer receive the library or output agreement payments that we were scheduled to receive under the original agreement and (c) Claxson is released from its remaining funding obligations to PTVI.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2002, the Financial Accounting Standards Board, or the FASB, issued Statement 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. Statement 148 amends Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to Statement 123's fair value method of accounting for stock-based compensation. Statement 148 also requires disclosure in the summary of significant accounting policies footnote of the method of accounting for stock options used in each period presented and a tabular presentation of the actual or pro forma effect of using the fair value method of accounting for stock-based compensation. Additionally, Statement 148 requires disclosure of the same pro forma information in interim financial statements. The transition provisions and annual disclosure requirements of Statement 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for periods beginning after December 15, 2002. As we have elected to continue to apply the intrinsic value-based method of accounting for stock-based compensation, the adoption of Statement 148 did not have a material impact on our financial statements.

FORWARD-LOOKING STATEMENTS

      This Form 10-K Annual Report contains "forward-looking statements," including statements in MD&A, as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

(1) foreign, national, state and local government regulation, actions or initiatives, including:

      (a) attempts to limit or otherwise regulate the sale, distribution or transmission of adult-oriented materials, including print, video and online materials,

      (b) limitations on the advertisement of tobacco, alcohol and other products which are important sources of advertising revenue for us, or

      (c) substantive changes in postal regulations or rates which could increase our postage and distribution costs;

(2) risks associated with our foreign operations, including market acceptance and demand for our products and the products of our licensees and our ability to manage the risk associated with our exposure to foreign currency exchange rate fluctuations;

(3) changes in general economic conditions, consumer spending habits, viewing patterns, fashion trends or the retail sales environment which, in each case, could reduce demand for our programming and products and impact our advertising revenues;

(4) our ability to protect our trademarks, copyrights and other intellectual property;

(5) risks as a distributor of media content, including our becoming subject to claims for defamation, invasion of privacy, negligence, copyright, patent or trademark infringement, and other claims based on the nature and content of the materials distributed;

(6) the dilution from any potential issuance of additional common stock in connection with acquisitions we make or investments in Playboy.com;

(7) competition for advertisers from other publications, media or online providers or any decrease in spending by advertisers, either generally or with respect to the adult male market;

(8)   competition in the television, men's magazine and Internet markets;

(9) attempts by consumers or private advocacy groups to exclude our programming or other products from distribution;

(10) the television and Internet businesses' reliance on third parties for technology and distribution, and any changes in that technology and/or unforeseen delays in its implementation which might affect our plans and assumptions;

(11) risks associated with losing access to transponders and competition for transponders and channel space;

(12) any decline in our access to, and acceptance by, DTH and cable systems or any deterioration in the terms or cancellation of fee arrangements with operators of these systems;

(13) risks that we may not realize the expected operating efficiencies, synergies, increased sales and profits and other benefits from acquisitions;

(14) risks associated with the impact that the financial condition of Claxson, our venture partner, may have on our existing PTVLA partnership relationship or the recently concluded restructuring of the joint venture relationships between us, on the one hand, and Claxson, on the other hand, and the risks that we may not realize the expected operating efficiencies, synergies, revenues and profits and other benefits from the restructuring of our joint venture relationships;

(15)  increases in paper or printing costs;

(16) effects of the national consolidation of the single-copy magazine distribution system; and

(17) uncertainty of the viability of the Internet subscription, e-commerce, advertising and gaming businesses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to certain market risks, including changes in interest rates and foreign currency exchange rates. In order to manage the risk associated with our exposure to such fluctuations, we enter into various hedging transactions that have been authorized pursuant to our policies and procedures. We have derivative instruments that have been designated and qualify as cash flow hedges, which are entered into in order to hedge the variability of cash flows to be paid related to a recognized liability and cash flows to be received related to forecasted royalty revenues. In 2001, we entered into an interest rate swap agreement that was scheduled to mature in May 2003 that effectively converted $45.0 million of our floating rate debt to fixed rate debt, thus reducing the impact of interest rate changes on future interest expense. In March 2003, in connection with the termination of our former credit facility, we also terminated this swap agreement for $0.4 million. In addition, to protect against the reduction in value of foreign currency cash flows, we hedge portions of our forecasted royalty revenues denominated in foreign currencies, primarily Japanese yen and the Euro, with forward contracts. We hedge these royalties for periods not exceeding 12 months. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow hedges to floating rate liabilities or forecasted transactions on the balance sheet. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged items. Should it be determined that a derivative is not effective as a hedge, we will discontinue hedge accounting prospectively. We do not use financial instruments for trading purposes.

      We prepared sensitivity analyses to determine the impact of a hypothetical one percentage point increase in interest rates. Based on our sensitivity analyses at December 31, 2002 and 2001, such a change in interest rates would affect our annual consolidated operating results, financial position and cash flows by approximately $0.7 million and $0.8 million, respectively. At December 31, 2002 and 2001, we had an interest rate swap agreement in place to effectively convert $45.0 million of our floating rate debt to a fixed rate of 9.03% and 8.78%, respectively, thereby significantly reducing our risk related to interest rate fluctuations.

      We also prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the foreign currencies of the countries to which we have exposure, primarily Japan and Germany. Based on our sensitivity analyses at December 31, 2002 and 2001, such a change in foreign currency exchange rates would affect our annual consolidated operating results, financial position and cash flows by approximately $0.3 million and $0.2 million, respectively. We use foreign currency forward contracts to manage the risk associated with our exposure to foreign currency exchange rate fluctuations.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are set forth in this Form 10-K Annual Report as follows:

                                                                            Page
                                                                            ----

Consolidated Statements of Operations - Fiscal Years Ended December
31, 2002, 2001 and 2000                                                       34

Consolidated Balance Sheets - December 31, 2002 and 2001                      35

Consolidated Statements of Shareholders' Equity - Fiscal Years Ended
December 31, 2002, 2001 and 2000                                              36

Consolidated Statements of Cash Flows - Fiscal Years Ended December
31, 2002, 2001 and 2000                                                       37

Notes to Consolidated Financial Statements                                    38

Report of Independent Auditors                                                61

Report of Management                                                          62

      The supplementary data regarding quarterly results of operations are set forth in Note (W) Quarterly Results of Operations (Unaudited) of Notes to Consolidated Financial Statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                   Fiscal Year    Fiscal Year    Fiscal Year
                                                                         Ended          Ended          Ended
                                                                      12/31/02       12/31/01       12/31/00
------------------------------------------------------------------------------------------------------------
Net revenues                                                       $   277,622    $   287,583    $   303,360
------------------------------------------------------------------------------------------------------------
Costs and expenses
    Cost of sales                                                     (204,616)      (237,048)      (261,007)
    Selling and administrative expenses                                (58,117)       (58,050)       (55,385)
    Restructuring expenses                                              (6,643)        (3,776)        (3,908)
------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                       (269,376)      (298,874)      (320,300)
------------------------------------------------------------------------------------------------------------
Gain (loss) on disposals                                                   442           (955)        (2,924)
------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                  8,688        (12,246)       (19,864)
------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
    Investment income                                                      125            786          1,519
    Interest expense                                                   (15,147)       (13,970)        (9,148)
    Amortization of deferred financing fees                               (993)          (905)          (840)
    Minority interest                                                   (1,724)          (704)          (125)
    Equity in operations of PTVI and other                                 279           (746)          (375)
    Vendor settlement                                                      750             --             --
    Playboy.com registration statement expenses                             --             --         (1,582)
    Legal settlement                                                        --             --           (622)
    Other, net                                                            (569)          (542)          (362)
------------------------------------------------------------------------------------------------------------
       Total nonoperating expense                                      (17,279)       (16,081)       (11,535)
------------------------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of change
    in accounting principle                                             (8,591)       (28,327)       (31,399)
Income tax expense                                                      (8,544)          (996)       (16,227)
------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle        (17,135)       (29,323)       (47,626)
Cumulative effect of change in accounting principle (net of tax)            --         (4,218)            --
------------------------------------------------------------------------------------------------------------
Net loss                                                           $   (17,135)   $   (33,541)   $   (47,626)
============================================================================================================

Basic and diluted weighted average number
    of common shares outstanding                                        25,595         24,411         24,240
============================================================================================================

Basic and diluted earnings per common share
Loss before cumulative effect of change in accounting principle    $     (0.67)   $     (1.20)   $     (1.96)
Cumulative effect of change in accounting principle (net of tax)            --          (0.17)            --
------------------------------------------------------------------------------------------------------------
Net loss                                                           $     (0.67)   $     (1.37)   $     (1.96)
============================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                      Dec. 31,     Dec. 31,
                                                                          2002         2001
-------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                            $   4,118    $   4,610
Marketable securities                                                    2,677        3,182
Receivables, net of allowance for doubtful accounts of
   $5,124 and $6,406, respectively                                      42,211       41,846
Receivables from related parties                                         1,542       12,417
Inventories, net                                                        10,498       13,962
Deferred subscription acquisition costs                                 12,038       12,111
Other current assets                                                    11,296        7,857
-------------------------------------------------------------------------------------------
     Total current assets                                               84,380       95,985
-------------------------------------------------------------------------------------------
Receivables from related parties                                            --       50,000
Property and equipment, net                                             11,716       10,749
Programming costs, net                                                  52,347       56,213
Goodwill                                                               111,893      112,338
Trademarks                                                              55,219       52,185
Distribution agreements, net of accumulated
   amortization of $6,598 and $2,199, respectively                      34,284       26,301
Other noncurrent assets                                                 19,882       22,469
-------------------------------------------------------------------------------------------
Total assets                                                         $ 369,721    $ 426,240
===========================================================================================

Liabilities
Financing obligations                                                $   6,402    $   8,561
Financing obligations to related parties                                17,235       15,000
Acquisition liabilities                                                 13,427       21,023
Accounts payable                                                        24,596       19,293
Accounts payable to related parties                                         --          169
Accrued salaries, wages and employee benefits                           10,419        8,717
Deferred revenues                                                       52,633       47,913
Deferred revenues from related parties                                      --        8,382
Other liabilities and accrued expenses                                  17,648       18,453
-------------------------------------------------------------------------------------------
     Total current liabilities                                         142,360      147,511
-------------------------------------------------------------------------------------------
Financing obligations                                                   58,865       73,017
Financing obligations to related parties                                10,000        5,000
Acquisition liabilities                                                 39,685       41,079
Deferred revenues from related parties                                      --       44,350
Net deferred tax liabilities                                            12,375        5,313
Other noncurrent liabilities                                            18,621       28,445
-------------------------------------------------------------------------------------------
     Total liabilities                                                 281,906      344,715
-------------------------------------------------------------------------------------------
Commitments and contingencies

Shareholders' equity
Common stock, $0.01 par value
    Class A voting - 7,500,000 shares authorized; 4,864,102 issued          49           49
    Class B nonvoting - 30,000,000 shares authorized; 21,422,321
      and 19,930,142 issued, respectively                                  214          199
Capital in excess of par value                                         146,091      123,090
Accumulated deficit                                                    (54,060)     (36,925)
Unearned compensation - restricted stock                                (2,713)      (3,019)
Accumulated other comprehensive loss                                    (1,766)      (1,869)
-------------------------------------------------------------------------------------------
     Total shareholders' equity                                         87,815       81,525
-------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           $ 369,721    $ 426,240
===========================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                          Retained      Unearned      Accumulated
                                        Class A   Class B   Capital in    Earnings       Comp. -            Other
                                         Common    Common    Excess of     (Accum.    Restricted    Comprehensive
                                          Stock     Stock    Par Value    Deficit)         Stock    Income (Loss)        Total
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999            $    49   $   196   $  120,337    $ 44,242    $   (3,624)   $          81    $ 161,281
  Net loss                                   --        --           --     (47,626)           --               --      (47,626)
  Shares issued, vested or forfeited
    under stock plans, net                   --        --          510          --           911               --        1,421
  Other comprehensive loss                   --        --           --          --            --             (563)        (563)
  Other                                      --        --         (328)         --            --               --         (328)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                 49       196      120,519      (3,384)       (2,713)            (482)     114,185
  Net loss                                   --        --           --     (33,541)           --               --      (33,541)
  Shares issued, vested or forfeited
    under stock plans, net                   --         3        2,504          --          (306)              --        2,201
  Other comprehensive loss                   --        --           --          --            --           (1,631)      (1,631)
  Disposal                                   --        --           --          --            --              244          244
  Other                                      --        --           67          --            --               --           67
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                 49       199      123,090     (36,925)       (3,019)          (1,869)      81,525
  Net loss                                   --        --           --     (17,135)           --               --      (17,135)
  Shares issued, vested or forfeited
    under stock plans, net                   --        --            6          --           306               --          312
  Shares issued related to the Califa
    acquisition                              --        15       22,826          --            --               --       22,841
  Other comprehensive income                 --        --           --          --            --               94           94
  Other                                      --        --          169          --            --                9          178
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            $    49   $   214   $  146,091    $(54,060)   $   (2,713)   $      (1,766)   $  87,815
==============================================================================================================================

Comprehensive loss was as follows:

                                           Fiscal Year    Fiscal Year    Fiscal Year
                                                 Ended          Ended          Ended
                                              12/31/02       12/31/01       12/31/00
------------------------------------------------------------------------------------
Net loss                                   $   (17,135)   $   (33,541)   $   (47,626)
------------------------------------------------------------------------------------
Unrealized loss on marketable
   securities                                     (555)          (350)          (533)
Derivative gain (loss)                             500         (1,184)            --
Foreign currency translation gain (loss)           149            (97)           (30)
------------------------------------------------------------------------------------
Total other comprehensive income (loss)             94         (1,631)          (563)
------------------------------------------------------------------------------------
Comprehensive loss                         $   (17,041)   $   (35,172)   $   (48,189)
====================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                 Fiscal Year    Fiscal Year    Fiscal Year
                                                                       Ended          Ended          Ended
                                                                    12/31/02       12/31/01       12/31/00
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                         $   (17,135)   $   (33,541)   $   (47,626)
Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities
    Depreciation of property and equipment                             3,781          3,897          3,561
    Amortization of intangible assets                                  7,212         10,612          8,097
    Amortization of investments in entertainment programming          40,626         37,395         33,253
    Amortization of deferred financing fees                              993            905            840
    Equity in operations of PTVI and other                              (279)           746            375
    (Gain) loss on disposals                                            (442)           955          2,924
    Cumulative effect of change in accounting principle                   --          4,218             --
    Deferred income taxes                                              7,018            634         12,950
    Changes in current assets and liabilities
      Receivables                                                      5,537          5,822         (3,305)
      Receivables from related parties                               (30,164)        (4,458)         4,832
      Inventories                                                      3,464          3,468         (1,129)
      Deferred subscription acquisition costs                             73            403          1,065
      Other current assets                                            (4,225)           944          1,797
      Accounts payable                                                  (139)        (6,587)        (7,024)
      Accounts payable to related parties                               (148)          (549)        (1,972)
      Accrued salaries, wages and employee benefits                      954           (486)            76
      Deferred revenues                                                3,892          1,122           (456)
      Deferred revenues from related parties                          18,618          3,985         (2,128)
      Acquisition liability interest                                   4,836          3,777             --
      Other liabilities and accrued expenses                           6,494          1,034          3,634
                                                                     -------        -------        -------
        Net change in current assets and liabilities                   9,192          8,475         (4,610)
                                                                     -------        -------        -------
    Decrease in receivables from related parties                      25,000          6,525          4,350
    Investments in entertainment programming                         (41,717)       (37,254)       (33,061)
    Increase in trademarks                                            (3,034)        (2,625)        (7,080)
    (Increase) decrease in other noncurrent assets                       209           (173)          (384)
    Decrease in deferred revenues from related parties               (21,325)        (6,525)        (4,350)
    Decrease in other noncurrent liabilities                          (1,553)          (737)          (160)
    International TV joint venture restructuring                       4,738             --             --
    Other, net                                                         1,044         (1,452)          (229)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                  14,328         (7,945)       (31,150)
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                                               (435)          (935)        (1,152)
Proceeds from disposals                                                1,517          3,276          5,384
Additions to property and equipment                                   (4,318)        (3,233)        (5,265)
Funding of equity interests                                               --         (1,875)        (2,238)
Other, net                                                                78            (86)          (618)
----------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                (3,158)        (2,853)        (3,889)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net proceeds from sale of Playboy.com Series A Preferred Stock            --         13,066             --
Proceeds from financing obligations                                    5,000         10,000         28,250
Repayment of financing obligations                                   (16,311)       (11,672)       (15,000)
Payment of deferred financing fees                                      (585)          (454)          (590)
Proceeds from stock plans                                                234          2,141          1,385
Other, net                                                                --           (207)            --
----------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                 (11,662)        12,874         14,045
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    (492)         2,076       (20,994)
Cash and cash equivalents at beginning of year                         4,610          2,534         23,528
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                         $     4,118    $     4,610    $     2,534
==========================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The consolidated financial statements include our accounts and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Reclassifications: Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

New accounting pronouncements: In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. Statement 148 amends Statement 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to Statement 123's fair value method of accounting for stock-based compensation. Statement 148 also requires disclosure in the summary of significant accounting policies footnote of the method of accounting for stock options used in each period presented and a tabular presentation of the actual or pro forma effect of using the fair value method of accounting for stock-based compensation. Additionally, Statement 148 requires disclosure of the same pro forma information in interim financial statements. The transition provisions and annual disclosure requirements of Statement 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for periods beginning after December 15, 2002. As we have elected to continue to apply the intrinsic value-based method of accounting for stock-based compensation, the adoption of Statement 148 did not have a material impact on our financial statements. See Note (Q) Stock Plans.

The following pro forma information presents our net loss and basic and diluted earnings per share, or EPS, assuming stock-based compensation expense had been determined consistent with Statement 123 (in thousands, except per share amounts):

                                      Fiscal Year    Fiscal Year    Fiscal Year
                                            Ended          Ended          Ended
                                         12/31/02       12/31/01       12/31/00
--------------------------------------------------------------------------------
Net loss
   As reported                        $   (17,135)   $   (33,541)   $   (47,626)
   Pro forma                              (20,240)       (37,197)       (51,449)

Basic and Diluted EPS
   As reported                              (0.67)         (1.37)         (1.96)
   Pro forma                          $     (0.79)   $     (1.52)   $     (2.12)
--------------------------------------------------------------------------------

Cumulative effect of change in accounting principle: During 2001, we adopted Statement 139, Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89, and 121 and SOP 00-2, Accounting by Producers or Distributors of Films. Statement 139 rescinded FASB Statement 53, Financial Reporting by Producers and Distributors of Motion Picture Films. SOP 00-2 established new film accounting and reporting standards for producers or distributors of films, including changes in revenue recognition and accounting for marketing, development and overhead costs. SOP 00-2 also requires all programming costs to be classified on the balance sheet as noncurrent assets. As a result of the adoption of SOP 00-2, we recorded a noncash charge of $4.2 million, or $0.17 per basic and diluted common share, in 2001, representing a "Cumulative effect of change in accounting principle." There was no related income tax effect. The charge primarily related to reversals of previously recognized revenues which under the new rules were considered not yet earned, combined with a write-off of marketing costs that were previously capitalized and are no longer capitalizable under the new rules.

Revenue recognition: Domestic TV networks DTH and cable revenues are recognized based on PPV buys and monthly subscriber counts reported each month by the system operators. International TV revenues received from PTVI, for the license of the exclusive international TV rights for the use of the Playboy tradename, film and video library, and for the acquisition of the international rights to the Spice film library, the U.K. and Japan Playboy TV networks and certain international distribution contracts, were recognized generally as the consideration was paid to us, less our 19.9% ownership interest in such transactions. License fees from PTVI for current output production were recognized as programming was available, less our 19.9% ownership interest in such transactions. On December 24, 2002, we completed the restructuring of the ownership of our international TV joint ventures, significantly expanding our ownership of Playboy TV and movie networks outside of the United States and Canada. See Note (C) Restructuring of Ownership of International TV Joint Ventures. Revenues from the sale of Playboy magazine and Internet subscriptions are recognized over the terms of the subscriptions. Revenues from newsstand sales of Playboy magazine and special editions (net of estimated returns) and revenues from the sale of Playboy magazine advertisements are recorded when each issue goes on sale. Revenues from e-commerce are recognized when the items are shipped, which is when title passes.

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

Property and equipment: Property and equipment are stated at cost. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities or post-implementation activities. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. The useful life for building improvements is ten years, furniture and equipment ranges from four to ten years and software ranges from one to five years. Leasehold improvements are depreciated using a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases. Repair and maintenance costs are expensed as incurred and major betterments are capitalized. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts, and any related gains or losses are included in nonoperating results.

Advertising costs: We expense advertising costs as incurred, except for direct-response advertising. Direct-response advertising consists primarily of costs associated with the promotion of Playboy magazine subscriptions, principally the production of direct-mail solicitation materials and postage, and the distribution of direct- and e-commerce mailings for use in the Playboy Online Group and previously for the Catalog Group. The capitalized direct-response advertising costs are amortized over the period during which the future benefits are expected to be received, generally six to 12 months. See Note (K) Advertising Costs.

Programming costs and amortization: Programming costs include original programming and film acquisition costs, which are generally capitalized and amortized. The portion of original programming costs assigned to the domestic TV networks market is principally amortized using the straight-line method over three years. Prior to the December 2002 PTVI restructuring, the portion of original programming costs assigned to the international TV market was fully amortized upon availability to PTVI. Existing library original programming costs allocated to the international TV market were amortized proportionately with license fees recognized related to the PTVI agreement. The portion of original programming costs assigned to the worldwide home video market is amortized using the individual-film-forecast-computation method. Film acquisition costs assigned to domestic markets are amortized principally using the straight-line method over the license term, generally three years or less, while those assigned to the international TV market were fully amortized upon availability to PTVI. Management believes that these methods have provided a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films and programs are expected to be realized. Film and program amortization are adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis. See Note (C) Restructuring of Ownership of International TV Joint Ventures and Note (M) Programming Costs, Net.

Intangible assets: On January 1, 2002, we adopted Statement 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. Our indefinite-lived intangible assets consist of trademarks and certain acquired distribution agreements. Other intangible assets continue to be amortized over their useful lives. Noncompete agreements are being amortized using the straight-line method over the lives of the agreements, either five or ten years. Distribution agreements deemed to have definite lives are being amortized using the straight-line method over the lives of the agreements, ranging from three months to eight years. A program supply agreement will be amortized using the straight-line method over the life of the agreement, which is ten years. Copyright defense, registration and/or renewal costs are being amortized using the straight-line method over 15 years. The noncompete agreements, program supply agreement and copyright costs are all included in "Other noncurrent assets."

During the first quarter of 2002, we completed the required transitional impairment tests for goodwill and indefinite-lived intangible assets, which did not result in an impairment charge. Deferred tax liabilities related to these assets with indefinite lives will now be realized only if there is a disposition or an impairment of the value of these intangible assets. We currently have NOLs available to offset deferred tax liabilities realized within the NOL carryforward period. However, we cannot be certain that NOLs will be available when the deferred tax liabilities related to these intangible assets are realized. Therefore, in the current year, we recorded a noncash income tax provision of $7.1 million for these deferred tax liabilities, which included $5.8 million related to a cumulative effect of accounting change.

The following table represents the pro forma effects as if we had adopted Statement 142 as of January 1, 2000 (in thousands, except per share amounts):

                                                     Fiscal Year    Fiscal Year    Fiscal Year
                                                           Ended          Ended          Ended
                                                        12/31/02       12/31/01       12/31/00
----------------------------------------------------------------------------------------------
Net loss
   As reported                                       $   (17,135)   $   (33,541)   $   (47,626)
     Amortization of goodwill and indefinite-lived
      intangible assets (net of tax)                          --          5,762          5,632
     Income tax benefit (expense)                          5,293            (17)        (6,431)
----------------------------------------------------------------------------------------------
   Pro forma                                         $   (11,842)   $   (27,796)   $   (48,425)
==============================================================================================
Basic and diluted earnings per common share
   As reported                                       $     (0.67)   $     (1.37)   $     (1.96)
   Pro forma                                         $     (0.46)   $     (1.14)   $     (2.00)
==============================================================================================

As a result of the restructuring of the ownership of PTVI in December 2002, we acquired definite-lived distribution agreements of $3.4 million with a weighted average life of approximately four years and a definite-lived program supply agreement of $3.2 million with a life of ten years. The weighted average life of the aggregate of the definite-lived intangible assets acquired was approximately seven years. We also acquired indefinite-lived distribution agreements of $9.0 million, which will not be amortized but will be subject to the annual impairment testing.

Amortized intangible assets consisted of the following (in thousands):

                            December 31, 2002                    December 31, 2001
                  ----------------------------------   ----------------------------------
                     Gross                       Net      Gross                       Net
                  Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                    Amount   Amortization     Amount     Amount   Amortization     Amount
-----------------------------------------------------------------------------------------
Noncompete
   agreements     $ 14,000   $      9,368   $  4,632   $ 14,000   $      6,697   $  7,303
Distribution
   agreements       10,893          6,598      4,295      7,500          2,199      5,301
Program supply
   agreement         3,226             --      3,226         --             --         --
Copyrights           2,156            592      1,564      2,183            449      1,734
-----------------------------------------------------------------------------------------
Total amortized
   intangible
   assets         $ 30,275   $     16,558   $ 13,717   $ 23,683   $      9,345   $ 14,338
=========================================================================================

At December 31, 2002 and 2001, our indefinite-lived intangible assets not subject to amortization included goodwill of $111.9 million and $112.3 million, respectively, and trademarks of $55.2 million and $52.2 million, respectively. Also, of the $34.3 million and $26.3 million of distribution agreements on our Consolidated Balance Sheets at December 31, 2002 and 2001, $30.0 million and $21.0 million, respectively, are indefinite-lived.

At December 31, 2002 and 2001, goodwill by reportable segment was $111.4 million and $111.8 million, respectively, for the Entertainment Group and $0.5 million for both periods for the Playboy Online Group. The decrease in the Entertainment Group's goodwill was due to adjustments made to the initial estimate of goodwill associated with the Califa acquisition in July 2001.

At October 1, 2002, we completed our annual impairment testing of goodwill and indefinite-lived intangible assets and determined that no impairment exists.

The aggregate amortization expense for intangible assets for 2002, 2001 and 2000 was $7.2 million, $10.6 million and $8.1 million, respectively. Amortization expense related to intangible assets with definite lives is expected to total approximately $5.3 million, $2.1 million, $1.5 million, $1.2 million and $0.9 million for each of the next five years, respectively.

Derivative financial instruments: Effective January 1, 2001, we adopted Statement 133, Accounting for Derivative Instruments and Hedging Activities as amended by Statement 138, which require all derivative instruments to be recognized as either assets or liabilities on the balance sheet at fair value regardless of the purpose or intent for holding the derivative instrument. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of relationship.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions. We have derivative instruments that have been designated and qualify as cash flow hedges, which are entered into in order to hedge the variability of cash flows to be paid related to a recognized liability and cash flows to be received related to forecasted royalty revenues. In 2001, we entered into an interest rate swap agreement that was scheduled to mature in May 2003 that effectively converted $45.0 million of our floating rate debt to fixed rate debt, thus reducing the impact of interest rate changes on future interest expense. In addition, to protect against the reduction in value of foreign currency cash flows, we hedge portions of our forecasted royalty revenues denominated in foreign currencies, primarily Japanese yen and the Euro, with forward contracts. We hedge these royalties for periods not exceeding 12 months. At December 31, 2002 and 2001, the fair value and carrying value of our interest rate swap was a liability of approximately $0.6 million and $1.2 million, respectively, recorded in "Other liabilities and accrued expenses." The fair value and carrying value of our forward contracts were not material. Since these derivative instruments are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is being deferred and reported as a component of "Accumulated other comprehensive loss" and is reclassified into earnings in the same line item where the related interest expense or royalty revenue is recognized into earnings.

At December 31, 2002 and 2001, we had net unrealized losses totaling $0.7 million and $1.2 million, respectively, in "Accumulated other comprehensive loss," which represents the effective portion of changes in fair value of the cash flow hedges. During 2002 and 2001, we reclassified $1.5 million and $0.2 million, respectively, of net losses from "Accumulated other comprehensive loss" to the Consolidated Statements of Operations, which were offset by net gains on the items being hedged. In 2002 and 2001, there were no amounts included in earnings related to hedging ineffectiveness. We expect the amount reclassified from "Accumulated other comprehensive loss" to earnings within the next 12 months to be losses of approximately $0.7 million.

We also used interest rate swap agreements and forward contracts for hedging purposes prior to 2001 and the adoption of Statement 133. For interest rate swaps, the differential to be paid or received was accrued monthly as an adjustment to interest expense. For forward contracts, gains and losses were recorded in operating results as part of, and concurrent with, the hedged transaction.

Earnings per common share: We report both basic and diluted EPS amounts. Basic EPS is computed by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the dilutive effects of stock options and other potentially dilutive financial instruments. See Note (G) Earnings per Common Share.

Equity in operations of PTVI and other: Prior to the restructuring of the ownership of PTVI, the equity method was used to account for our 19.9% interest in the common stock of PTVI due to our ability to exercise significant influence over PTVI's operating and financial policies. Equity in operations of PTVI included our 19.9% interest in the results of PTVI, the elimination of unrealized profits of certain transactions between us and PTVI and gains related to the transfer of certain assets to PTVI.

Minority interest: In 2001, one of our subsidiaries, Playboy.com, converted three promissory notes, together with accrued and unpaid interest thereon, into shares of Playboy.com's Series A Preferred Stock. As part of consolidation, included in "Minority interest" and "Other noncurrent liabilities" is the accretion of dividends payable and professional fees related to the preferred stock. Also included in "Other noncurrent liabilities" is minority interest associated with the preferred stock. As part of the restructuring of the ownership of PTVI, Claxson agreed to return its shares of the preferred stock. Additionally, in 2001, we sold a majority of our interest in VIPress, publisher of the Polish edition of Playboy magazine. Prior to the sale, the financial statements of VIPress were included in our financial statements, along with the related minority interest.

Foreign currency translation: Assets and liabilities in foreign currencies related to our international TV foreign operations and VIPress, prior to its sale in 2001, were translated into U.S. dollars at the exchange rate existing at the balance sheet date. The net exchange differences resulting from these translations were included in "Accumulated other comprehensive loss." Revenues and expenses were translated at average rates for the period. In addition, prior to the restructuring of the ownership of PTVI, we recorded our 19.9% interest in its foreign currency translation amounts.

(B) ACQUISITION

      In July 2001, we acquired The Hot Network and The Hot Zone networks, together with the related television assets of Califa. In addition, we acquired the Vivid TV network, now operated as Spice Platinum, and the related television assets of VODI, a separate entity owned by the sellers. The addition of these networks into our television networks portfolio enables us to offer a wider range of adult programming. We accounted for the acquisition under the purchase method of accounting and, accordingly, the results of these networks since the acquisition date have been included in our Consolidated Statements of Operations. In connection with the acquisition and purchase price allocations, the Entertainment Group recorded goodwill of $27.4 million which is deductible over 15 years for income tax purposes. The purchase price was recorded at its net present value and is reported in the Consolidated Balance Sheets as components of current and noncurrent "Acquisition liabilities."

      Subject to the provisions of Statement 141, Business Combinations, we recorded $30.8 million of intangible assets separate from goodwill. We recorded $28.5 million for distribution agreements and $2.3 million for noncompete agreements. All of the noncompete agreements and $7.5 million of the distribution agreements are being amortized over approximately eight and two years, respectively, the weighted average lives of these agreements. Distribution agreements totaling $21.0 million were deemed to have indefinite lives and are not subject to amortization under Statement 142, Goodwill and Other Intangible Assets.

      The total consideration for the acquisition was $70.0 million and is required to be paid in installments over a ten-year period ending in 2011. The nominal consideration for Califa's assets was $28.3 million. We also assumed the obligations of Califa related to a note payable and noncompete liability. The nominal consideration for VODI's assets was $41.7 million. We are obligated to pay up to an additional $12.0 million in consideration should the acquired assets achieve specified financial performance targets.

      We may accelerate all or any portion of the remaining unpaid purchase price, but only by making the accelerated payments in cash, at a discount rate to be mutually agreed upon by the parties in good-faith negotiations. However, if the parties are unable to agree on the discount rate, we may, at our sole discretion, elect to accelerate the payment at a 10% discount rate if we choose to accelerate beginning on the 19th month following the closing and until the 36th month following the closing, or at a 12% discount after the 36th month following the closing.

      The Califa acquisition agreement gave us the option of paying up to $71 million of the scheduled payments in cash or Class B stock. The number of shares, if any, we issue in connection with a particular payment or particular payments is based on the trading prices of the Class B stock surrounding the applicable payment dates. Prior to each scheduled payment of consideration, we must provide the sellers with written notice specifying the portion of the purchase price payment that we intend to pay in cash and the portion in Class B stock. If we notify the sellers that we intend to issue Class B stock, the sellers must elect the portion of the shares that the sellers want us to register under the Securities Act, referred to as the eligible shares. We are then obligated to issue eligible shares registered under the Securities Act. The sellers may sell the eligible shares received during the 90-day period following the date the eligible shares are issued. If we do not get the registration statement relating to the resale of our shares issued in connection with a specified payment effective within the periods set forth in the agreement, we are also obligated to pay the sellers interest on the amount of the payment until the registration statement is declared effective. The interest payment can be paid in cash or shares of Class B stock at our option. For purposes of this discussion, references to eligible shares also include any shares of Class B stock issued to pay any required interest payments, if applicable. The interest rate will vary depending on the length of time required after the applicable payment date to get the registration statement declared effective. The number of eligible shares that may be sold on any day during a selling period is limited under the purchase agreement for the networks. A selling period will be extended if the applicable volume limitations did not permit all of the eligible shares to be sold during that selling period, assuming that the maximum number of shares were sold on each day during the period.

      If the sellers elect to sell eligible shares during the applicable selling period, and the proceeds from the sales of those eligible shares are less than the aggregate value of those eligible shares at the time of their issuance, we have agreed to make the sellers whole for the shortfall by, at our option, (a) paying the shortfall in cash, (b) issuing additional shares of Class B stock in an amount equal to the shortfall, referred to as the make-whole shares, or (c) increasing the next scheduled payment of consideration to the sellers in an amount equal to the shortfall plus interest on the shortfall at a specified interest rate until the next scheduled payment of consideration. The foregoing make-whole mechanism will apply only to the extent the sellers have sold the maximum number of shares they are entitled to sell during the applicable selling period in accordance with the applicable volume limitations.

      We are obligated to issue make-whole shares that are registered under the Securities Act and the sellers are entitled to sell those shares during a 30-day selling period that follows their issuance. Sales of make-whole shares are also subject to volume limitations and the selling periods applicable to make-whole shares will also be extended if the applicable volume limitations did not permit all of the make-whole shares to be sold during the applicable selling period, assuming that the maximum number of shares were sold on each day during the period. If during the applicable selling period for eligible shares or make-whole shares, the sales proceeds exceed the amount of the purchase price payment or the amount of the make-whole payment, the sellers will immediately cease the offering and sale of the remaining eligible shares or make-whole shares, as applicable, and the remaining eligible shares or make-whole shares, as applicable, will be returned promptly to us along with any excess sales proceeds.

      On April 17, 2002, a registration statement for the resale of approximately 1,475,000 shares became effective. These shares were issued in payment of two installments of consideration, which totaled $22.5 million plus $0.3 million of accrued interest. The sellers elected to sell the shares and realized net proceeds from the sale of $19.2 million. As a result, we were required to provide them with a make-whole payment in either cash or Class B stock of approximately $3.6 million, plus interest until the date payment was made.

At December 31, 2002, the remaining installments of consideration were due as follows (in thousands):

Fiscal Year Ended December 31
--------------------------------------------------------------------------------
2003                                                                     $ 9,500
2004                                                                       8,000
2005                                                                       8,000
2006                                                                       8,000
2007                                                                       8,000
2008                                                                       1,000
2009                                                                       1,000
2010                                                                       1,000
2011                                                                         750
--------------------------------------------------------------------------------
Total future base payments                                                45,250
================================================================================
2003                                                                       5,000
2004                                                                       7,000
--------------------------------------------------------------------------------
Total future performance-based payments                                  $12,000
================================================================================

The following unaudited pro forma information presents a summary of our results of operations assuming the acquisition occurred on January 1, 2000 (in thousands, except per share amounts):

                                                                     Fiscal Year    Fiscal Year
                                                                           Ended          Ended
                                                                        12/31/01       12/31/00
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

The following reflects amounts assigned to assets, excluding goodwill, and liabilities of Califa and VODI at the acquisition date (in thousands):

                                                                 Califa     VODI
--------------------------------------------------------------------------------
Current assets                                                  $ 4,435   $   39
Noncurrent assets                                                29,696    1,150
Current liabilities                                             $ 1,699   $   99
--------------------------------------------------------------------------------

(C) RESTRUCTURING OF OWNERSHIP OF INTERNATIONAL TV JOINT VENTURES

      On December 24, 2002, we completed the restructuring of the ownership of our international TV joint ventures with Claxson. The restructuring significantly expanded our ownership of Playboy TV and movie networks outside of the United States and Canada. The Claxson joint ventures originated when PTVI and PTVLA were formed in 1999 and 1996, respectively, as joint ventures between us and Cisneros for the ownership and operation of Playboy TV networks outside of the United States and Canada. In 2001, Claxson succeeded Cisneros as our joint venture partner. Prior to the restructuring transaction, parts of which were effective as of April 1, 2002, PTVI and PTVLA had exclusive rights to create and launch new television networks under the Playboy and Spice brands outside of the United States and Canada, and under specified circumstances, to license programming to third parties. We owned a 19.9% equity interest in PTVI and a 19% equity interest in PTVLA before the restructuring. PTVLA is now our sole remaining joint venture with Claxson.

      Under the terms of the restructuring transaction, we (a) increased from 19.9% to 100% our ownership in PTVI, (b) acquired the 19.9% equity in two Japanese networks previously owned by PTVI, (c) retained our existing 19% ownership in PTVLA, (d) acquired an option to increase our percentage ownership of PTVLA, (e) obtained 100% distribution rights to Playboy TV en Espanol in the U.S. Hispanic market, (f) restructured our Latin American Internet joint venture with Claxson in favor of revenue share and promotional agreements for our respective Internet businesses in Latin America and (g) received from Claxson its preferred stock ownership in Playboy.com (approximately 3% equity in Playboy.com as if converted).

      Prior to the restructuring transaction, in return for the exclusive international TV rights for the use of the Playboy tradename, film and video library, and for the acquisition of the international rights to the Spice film library, the U.K. and Japan Playboy TV networks and certain international distribution contracts, PTVI was obligated to make total payments of $100.0 million to us, related to the above, over six years, of which $42.5 million had been received prior to the restructuring transaction. The remaining $57.5 million was to be paid to us from 2002 to 2004. We accounted for these revenues from the original sale of assets and the licensing payments on an "as received" basis. In return for our increased ownership in PTVI and the other terms of the restructuring transaction, among other things, (a) we forgave approximately $12.3 million in current programming and other receivables due from PTVI, (b) we will no longer receive the library or output agreement payments that we were scheduled to receive under the original agreement and (c) Claxson is released from its remaining funding obligations to PTVI.

      We accounted for this transaction as an unwinding of the PTVI joint venture and final payment under the original sale of assets and licensing agreement. Accordingly, any assets originally sold by us to PTVI have been recorded at their book values prior to the formation of PTVI. The majority of other PTVI net assets, including identifiable intangible assets created subsequent to PTVI's formation, have been recorded at 80.1% of their fair value as a result of the 80.1% additional ownership in PTVI that we have acquired. The Playboy.com preferred stock surrendered by Claxson has been recorded at its carrying value. The net value received, measured as described above, was $12.8 million. Of this amount, $12.3 million was applied to our current programming and other receivables from PTVI. The remaining $0.5 million was recorded as of the transaction date as the final revenue from the original sale of assets and licensing agreement.

The following unaudited pro forma information presents a summary of our results of operations assuming the restructuring transaction occurred on January 1, 2001 (in thousands, except per share amounts):

                                                                     Fiscal Year    Fiscal Year
                                                                           Ended          Ended
                                                                        12/31/02       12/31/01
-----------------------------------------------------------------------------------------------
Net revenues                                                         $   294,446    $   301,060
Loss before cumulative effect of change in accounting principle          (19,257)       (43,804)
Net loss                                                                 (19,257)       (48,022)

Basic and diluted EPS
   Loss before cumulative effect of change in accounting principle         (0.75)         (1.79)
   Net loss                                                          $     (0.75)   $     (1.97)
-----------------------------------------------------------------------------------------------

      These unaudited pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the restructuring transaction occurred on January 1, 2001, or of future results of operations.

      In 2002, 2001 and 2000, we recognized revenues from PTVI of $16.3 million, $17.0 million and $17.0 million, respectively, and pre-tax income, including our equity in the results of PTVI's operations, of $8.4 million, $8.7 million and $10.7 million, respectively. Amounts related to PTVI, prior to the restructuring transaction, are reflected in our Consolidated Balance Sheet as follows (in thousands):

                                                                        Dec. 31,
                                                                            2001
--------------------------------------------------------------------------------
Current receivables from related parties                                 $11,935
Noncurrent receivables from related parties                               50,000
Accounts payable to related parties                                          169
Current deferred revenues from related parties                             6,525
Noncurrent deferred revenues from related parties                        $44,350
--------------------------------------------------------------------------------

Summarized financial information for PTVI, which has been derived from its audited financial statements, is presented below (in thousands):

                                                                        Dec. 31,
                                                                            2001
--------------------------------------------------------------------------------
Current assets                                                          $ 15,733
Noncurrent assets                                                         66,473
Current liabilities                                                       19,352
Noncurrent liabilities                                                  $ 45,700
--------------------------------------------------------------------------------

                                                   Fiscal Year      Fiscal Year
                                                         Ended            Ended
                                                      12/31/01         12/31/00
-------------------------------------------------------------------------------
Revenues                                           $    33,669      $    28,300
Gross profit                                             7,648            9,766
Net loss                                           $   (19,455)     $    (9,935)
-------------------------------------------------------------------------------

      In calculating our equity in the results of PTVI's operations, the net loss as reported by PTVI was adjusted for the elimination of amortization on the assets acquired by PTVI from us.

(D) RESTRUCTURING EXPENSES

      In 2002, we announced a Company-wide restructuring initiative in order to reduce our ongoing operating expenses. The restructuring resulted in a workforce reduction of approximately 11%, or 70 positions. In connection with the restructuring, we reported a $5.7 million charge in 2002, of which $2.9 million related to the termination of 53 employees. The remaining positions were eliminated through attrition. The initiative also involved consolidation of our office space in Los Angeles and Chicago, resulting in a charge of $2.8 million. Of the total $5.7 million of costs related to this restructuring plan, approximately $0.4 million was paid by December 31, 2002, with most of the remainder to be paid in 2003 and some payments continuing through 2007.

      In 2001, we implemented a restructuring plan in anticipation of a continuing weak economy. The plan included a reduction in workforce coupled with vacating portions of certain office facilities by combining operations for greater efficiency, refocusing sales and marketing, outsourcing some operations and reducing overhead expenses. Total restructuring charges of $4.6 million were recorded, including a $0.9 million unfavorable adjustment to the previous estimate in 2002 due primarily to a change in sublease assumptions. The restructuring resulted in a workforce reduction of approximately 15%, or 104 positions, through Company-wide layoffs and attrition. Approximately half of these employees were in the Playboy Online Group. Of the $4.6 million charge, $2.6 million related to the termination of 88 employees. The remaining positions were eliminated through attrition. The charge also included $2.0 million related to the excess space in our Chicago and New York offices. Of the total $4.6 million of costs related to this restructuring plan, approximately $3.4 million was paid by December 31, 2002, with most of the remainder to be paid in 2003 and some payments continuing through 2007.

      In 2000, realignment of senior management, coupled with staff reductions, led to a restructuring charge related to the termination of 19 employees, or approximately 3% of the workforce. Total restructuring charges of $3.8 million were recorded, including a $0.1 million unfavorable adjustment to the previous estimate in 2001. Substantially all of the amounts related to this restructuring were paid by December 31, 2002.

(E) GAIN (LOSS) ON DISPOSALS

      In 2001, we sold a majority of our equity interest in VIPress, publisher of the Polish edition of Playboy magazine. In connection with the sale, we recorded a gain of $0.4 million. Prior to the sale, the financial statements of VIPress were included in our financial statements, along with the related minority interest. Subsequent to the sale, our remaining 20% interest in VIPress was accounted for under the equity method and, as such, our proportionate share of the results of VIPress was included in nonoperating results. In 2002, we sold our remaining 20% interest in VIPress resulting in a gain of $0.4 million. There was no income tax effect attributable to either transaction due to our NOL carryforward position.

      In 2001, we sold our Collectors' Choice Music catalog and related Internet business. In connection with the sale, we recorded a loss of $1.3 million and a related deferred tax benefit of $0.5 million, which was offset by an increase in the valuation allowance.

      In 2000, we sold our Critics' Choice Video catalog and related Internet business and fulfillment and customer service operations. In connection with the sale, we recorded a loss of $3.0 million and a related deferred tax benefit of $0.4 million, which was offset by an increase in the valuation allowance.

(F) INCOME TAXES

The income tax provision consisted of the following (in thousands):

                                         Fiscal Year   Fiscal Year   Fiscal Year
                                               Ended         Ended         Ended
                                            12/31/02      12/31/01      12/31/00
--------------------------------------------------------------------------------
Current:
   Federal                               $        --   $        --   $        --
   State                                         120           120           388
   Foreign                                     1,362           242         2,889
--------------------------------------------------------------------------------
     Total current                             1,482           362         3,277
--------------------------------------------------------------------------------
Deferred:
   Federal                                     6,420           576        12,640
   State                                         642            58           310
   Foreign                                        --            --            --
--------------------------------------------------------------------------------
     Total deferred                            7,062           634        12,950
--------------------------------------------------------------------------------
Total income tax provision               $     8,544   $       996   $    16,227
================================================================================

      The U.S. statutory tax rate applicable to us for each of 2002, 2001 and 2000 was 35%. The income tax provision differed from a provision computed at the U.S. statutory tax rate as follows (in thousands):

                                                            Fiscal Year    Fiscal Year    Fiscal Year
                                                                  Ended          Ended          Ended
                                                               12/31/02       12/31/01       12/31/00
-----------------------------------------------------------------------------------------------------
Statutory rate tax benefit                                  $    (3,007)   $    (9,914)   $   (10,990)
Increase (decrease) in taxes resulting from:
   Foreign income and withholding tax on licensing income         1,362            242          2,889
   State income taxes                                               762            178            698
   Nondeductible expenses                                           345            673            658
   Increase in valuation allowance                                9,479          9,902         24,142
   Tax benefit of foreign taxes paid or accrued                    (506)           (85)        (1,013)
   Other                                                            109             --           (157)
-----------------------------------------------------------------------------------------------------
Total income tax provision                                  $     8,544    $       996    $    16,227
=====================================================================================================

      Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.

      In 2000, we reevaluated our valuation allowance for deferred tax assets related to the 2000 net operating loss as well as the NOLs and tax credit carryforwards from prior years. As a result of this review, we increased the valuation allowance, which resulted in noncash federal income tax expense of $24.1 million. The 2001 increase in the valuation allowance was due primarily to the deferred tax asset related to the 2001 net operating loss. Of the 2002 increase in the valuation allowance, $7.1 million was due to the deferred tax treatment of certain acquired intangibles as a result of the adoption of Statement 142, Goodwill and Other Intangible Assets, and the remainder was primarily due to the deferred tax asset related to the 2002 net operating loss.

The significant components of our deferred tax assets and deferred tax liabilities at December 31, 2001 and 2002 are presented below (in thousands):

                                               Dec. 31,         Net    Dec. 31,
                                                   2001      Change        2002
--------------------------------------------------------------------------------
Deferred tax assets:
   NOLs                                        $ 26,477    $   (598)   $ 25,879
   Capital loss carryforwards                     8,024       2,553      10,577
   Tax credit carryforwards                      10,701         313      11,014
   Temporary difference related to PTVI           9,158       5,856      15,014
   Other deductible temporary differences        18,092       1,761      19,853
--------------------------------------------------------------------------------
     Total deferred tax assets                   72,452       9,885      82,337
     Valuation allowance                        (54,588)    (14,558)    (69,146)
--------------------------------------------------------------------------------
       Deferred tax assets                       17,864      (4,673)     13,191
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred subscription acquisition costs       (5,570)       (130)     (5,700)
   Intangible assets                            (11,556)     (4,918)    (16,474)
   Other taxable temporary differences           (6,051)      2,659      (3,392)
--------------------------------------------------------------------------------
       Deferred tax liabilities                 (23,177)     (2,389)    (25,566)
--------------------------------------------------------------------------------
Net deferred tax liabilities                   $ (5,313)   $ (7,062)   $(12,375)
================================================================================

      At December 31, 2002, we had NOLs of $73.9 million expiring from 2009 through 2021. We had capital loss carryforwards of $30.2 million expiring from 2004 through 2007. In addition, foreign tax credit carryforwards of $9.9 million and minimum tax credit carryforwards of $1.1 million are available to reduce future U.S. federal income taxes. The foreign tax credit carryforwards expire in 2003 through 2007, and the minimum tax credit carryforwards have no expiration date.

(G) EARNINGS PER COMMON SHARE

The following table represents the approximate number of shares related to options to purchase our Class A and Class B common stock and Class B restricted stock awards that were outstanding which were not included in the computation of diluted EPS as the inclusion of these shares would have been antidilutive (in thousands):

                                         Fiscal Year   Fiscal Year   Fiscal Year
                                               Ended         Ended         Ended
                                            12/31/02      12/31/01      12/31/00
--------------------------------------------------------------------------------
Stock options                                  2,670         2,245         2,040
Restricted stock awards                          250           245           270
--------------------------------------------------------------------------------
Total                                          2,920         2,490         2,310
================================================================================

      As a result, the weighted average number of basic and diluted common shares outstanding for 2002, 2001 and 2000 were equivalent.

(H) FINANCIAL INSTRUMENTS

Fair Value: The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For cash and cash equivalents, receivables, certain other current assets, current maturities of long-term debt and short-term debt, the amounts reported approximated fair value due to their short-term nature. For long-term debt related to our former credit agreement, the amount reported approximated fair value as the interest rate on the debt was generally reset every quarter to reflect current rates. For the interest rate swap agreement, based on the fair value, $0.6 million and $1.2 million reflected the estimated amounts that we would have expected to pay if we had terminated the agreement at December 31, 2002 and 2001, respectively. For related party long-term debt, the amount reported approximated fair value due to no significant change in market conditions since December 17, 2001, when the note was issued. For foreign currency forward contracts, the fair value was estimated using quoted market prices established by financial institutions for comparable instruments, which approximated the contracts' values.

Concentrations of Credit Risk: Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and segments from which our products are sold. At December 31, 2001, we had receivables from PTVI of $61.9 million, of which $50.0 million represented the noncurrent portion of the receivable. Prior to the December 2002 restructuring of the ownership of our international TV joint ventures, PTVI's ability to finance its operations, including making library license and programming output payments to us, depended principally on the ability of Claxson, our previous PTVI joint venture partner, and also us to make capital contributions. As a result of the restructuring, our receivables exposure related to Claxson has been reduced to $1.3 million in current receivables at December 31, 2002.

(I) MARKETABLE SECURITIES

Marketable securities, primarily purchased in connection with our deferred compensation plans, consisted of the following (in thousands):

                                                          Dec. 31,     Dec. 31,
                                                              2002         2001
--------------------------------------------------------------------------------
Cost of marketable securities                             $  3,759     $  3,709
Gross unrealized holding gains                                  --           10
Gross unrealized holding losses                             (1,082)        (537)
--------------------------------------------------------------------------------
Fair value of marketable securities                       $  2,677     $  3,182
================================================================================

      There were no proceeds from the sale of marketable securities for 2002, 2001 and 2000, respectively, and therefore no gains or losses were realized. Included in "Total other comprehensive income (loss)" for 2002, 2001 and 2000 were net unrealized holding losses of $0.6 million, $0.4 million and $0.5 million, respectively.

(J) INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

                                                            Dec. 31,    Dec. 31,
                                                                2002        2001
--------------------------------------------------------------------------------
Paper                                                       $  2,470    $  3,764
Editorial and other prepublication costs                       5,992       7,565
Merchandise finished goods                                     2,036       2,633
--------------------------------------------------------------------------------
Total inventories, net                                      $ 10,498    $ 13,962
================================================================================

(K) ADVERTISING COSTS

      At December 31, 2002 and 2001, advertising costs of $6.7 million and $6.8 million, respectively, were deferred and included in "Deferred subscription acquisition costs" and "Other current assets." For 2002, 2001 and 2000, our advertising expense was $31.4 million, $35.5 million and $42.7 million, respectively.

(L) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

                                                       Dec. 31,        Dec. 31,
                                                           2002            2001
--------------------------------------------------------------------------------
Land                                                   $    292        $    292
Buildings and improvements                                8,624           8,623
Furniture and equipment                                  18,353          16,289
Leasehold improvements                                    8,616           9,927
Software                                                  7,515           5,918
--------------------------------------------------------------------------------
Total property and equipment                             43,400          41,049
Accumulated depreciation                                (31,684)        (30,300)
--------------------------------------------------------------------------------
Total property and equipment, net                      $ 11,716        $ 10,749
================================================================================

(M) PROGRAMMING COSTS, NET

      In 2001, we adopted SOP 00-2, Accounting by Producers or Distributors of Films, which established new accounting and reporting standards. Programming costs, net, consisted of the following (in thousands):

                                                           Dec. 31,     Dec. 31,
                                                               2002         2001
--------------------------------------------------------------------------------
Released, less amortization                                $ 41,935     $ 47,198
Completed, not yet released                                   7,714        4,815
In-process                                                    2,698        4,200
--------------------------------------------------------------------------------
Total programming costs, net                               $ 52,347     $ 56,213
================================================================================

      Based on management's estimate of future total gross revenues at December 31, 2002, approximately 52% of the completed original programming costs are expected to be amortized during 2003. Approximately all of the released original programming costs are expected to be amortized during the next three years. Additionally, at December 31, 2002, we had $15.4 million of film acquisition costs. Film acquisition costs assigned to domestic markets are amortized principally using the straight-line method over the license term, generally three years or less, while those assigned to the international TV market were fully amortized upon availability to PTVI.

(N) FINANCING OBLIGATIONS

Financing obligations consisted of the following (in thousands):

                                                                   Dec. 31,    Dec. 31,
                                                                       2002        2001
---------------------------------------------------------------------------------------
Short-term financing obligations to related parties:
   Promissory note, interest at 10.50%                             $     --    $  5,000
   Promissory note, interest at 12.00%                                   --       5,000
   Promissory note, interest at 8.00%                                17,235       5,000
---------------------------------------------------------------------------------------
Total short-term financing obligations to related parties          $ 17,235    $ 15,000
=======================================================================================
Long-term financing obligations:
   Tranche A term loan, interest at 4.42% and 5.11% at
     December 31, 2002 and 2001, respectively                      $  7,232    $ 12,136
   Tranche B term loan, weighted average interest of 5.67%
     and 6.37% at December 31, 2002 and 2001, respectively           55,285      58,942
   Revolving credit facility, weighted average interest of 6.25%
     and 6.05% at December 31, 2002 and 2001, respectively            2,750      10,500
---------------------------------------------------------------------------------------
Total long-term financing obligations                                65,267      81,578
Less current maturities                                              (6,402)     (8,561)
---------------------------------------------------------------------------------------
Long-term financing obligations                                    $ 58,865    $ 73,017
=======================================================================================
Long-term financing obligations to related parties:
   Promissory note, interest at 9.00%                              $ 10,000    $  5,000
=======================================================================================

      At December 31, 2002, the aggregate minimum amount of all long-term debt payable under our former credit facility, excluding the revolving credit facility, was approximately $6.4 million, $22.2 million, $27.3 million and $16.6 million during 2003, 2004, 2005 and 2006, respectively.

Debt Financings

      At December 31, 2002, our credit facility totaled $97.5 million, comprised of $62.5 million of term loans and a $35.0 million revolving credit facility. At December 31, 2002, $2.8 million of borrowings and $3.9 million in letters of credit were outstanding under the revolving credit facility. In January 2003, an additional $6.0 million letter of credit was issued under the facility as collateral for a supersedeas bond, which was issued in connection with our appeal of the verdict in the Gongora lawsuit. See Note (P) Commitments and Contingencies. A second letter of credit in the amount of $1.7 million was also issued in January 2003 as collateral for the supersedeas bond, but was not provided under the credit facility. As a result, we cash collateralized the $1.7 million letter of credit with the issuing bank.

      The credit facility provided that outstanding borrowings carry interest at rates equal to specified index rates plus margins that fluctuated based on our leverage ratio. The term loans consisted of two tranches, Tranche A and Tranche B, which carried margins of 3.00% and 4.25%, respectively, over LIBOR. We were assessed a 0.5% commitment fee on the unused portion of the revolving credit facility. The term loans began amortizing quarterly on March 31, 2001. The Tranche A term loan and the revolving credit facility were scheduled to mature on March 15, 2004 and the Tranche B term loan was scheduled to mature on March 15, 2006, prior to the new debt financings discussed below.

      On March 11, 2003, we completed the private offering of $115.0 million in aggregate principal amount of senior secured notes through one of our wholly-owned subsidiaries, Holdings. The notes mature on March 15, 2010 and bear interest at the rate of 11.00% per annum, with interest payable on March 15th and September 15th of each year, beginning September 15, 2003.

      The notes are guaranteed on a senior secured basis by us and by substantially all of our domestic subsidiaries, referred to as the guarantors, excluding Playboy.com and its subsidiaries. The notes and the guarantees rank equally in right of payment with our and the guarantors' other existing and future senior debt. The notes and the guarantees are secured by a first-priority lien on our and each guarantor's trademarks, referred to as the primary collateral, and by a second-priority lien, junior to a lien for the benefit of the lenders under the new credit facility, on (a) 100% of the stock of substantially all of our domestic subsidiaries, excluding the subsidiaries of Playboy.com, (b) 65% of the capital stock of substantially all of our indirect first-tier foreign subsidiaries, (c) substantially all of our and each guarantor's domestic personal property, excluding the primary collateral and (d) the Playboy Mansion, or collectively, the secondary collateral.

      On March 11, 2003, we used $73.3 million of the notes proceeds to repay $73.0 million in outstanding principal and $0.3 million in accrued interest and fees on our credit facility. Effective with this repayment, the credit facility was terminated. In connection with the termination of the credit facility, we also terminated our existing interest rate swap agreement for $0.4 million, which was scheduled to mature in May 2003. On March 14, 2003, we paid $17.3 million to the Califa principals in satisfaction of substantially all of our 2003 payment obligations. The remaining $24.0 million of notes proceeds will provide liquidity for general corporate purposes and be used to pay fees and expenses associated with the notes offering.

      On March 11, 2003, Holdings also entered into a new revolving credit facility, pursuant to which we are permitted to borrow up to $20.0 million in revolving borrowings, letters of credit or a combination thereof. For purposes of calculating interest, revolving loans made under the new credit facility will be designated at either IBOR plus a borrowing margin based on our adjusted EBITDA or, in certain circumstances, at a base rate plus a borrowing margin based on our adjusted EBITDA. Letters of credit issued under the new credit facility bear fees at IBOR plus a borrowing margin based on our adjusted EBITDA. All amounts outstanding under the new credit facility will mature on March 11, 2006. At March 27, 2003, there were no borrowings outstanding under the new credit facility, but the $9.9 million of letters of credit that had been outstanding under the former credit facility, plus the $1.7 million letter of credit outstanding outside the former credit facility, were canceled and reissued under the new credit facility, for a total of $11.6 million in letters of credit outstanding. Our obligations under the new credit facility are guaranteed by us and each of the guarantors of the notes. The obligations of us and each of the guarantors under the new credit facility are secured by a first-priority lien on the secondary collateral and a second-priority lien on the primary collateral.

Financing from Related Party

      The former credit facility contained a maximum funding limitation which restricted the amount of funding we could provide to Playboy.com. As a result, Playboy.com issued Series A Preferred Stock and promissory notes to Mr. Hefner, as discussed in more detail below, which have provided Playboy.com most of its required liquidity since 2000. Under the terms of the senior secured notes and the new credit facility, our ability to invest in Playboy.com is no longer limited.

      In 2001, in connection with a private placement of its preferred stock, Playboy.com converted three $5.0 million convertible promissory notes, together with accrued and unpaid interest thereon, into shares of Playboy.com's Series A Preferred Stock. Mr. Hefner was the holder of one of these notes. Playboy.com's Series A Preferred Stock is convertible into Playboy.com common stock (initially on a one-for-one basis) and is redeemable by Playboy.com after the fifth anniversary of the date of its issuance at the option of the holder. In addition, in the event that a holder elects to cause Playboy.com to redeem Playboy.com's Series A Preferred Stock at any time after the fifth anniversary of the date of its issuance and before the 180th day thereafter, and Playboy.com is not able to, or does not, satisfy such obligation, in cash or stock, we have agreed that we will redeem all or part of the shares in lieu of redemption by Playboy.com, either in cash, shares of our Class B stock or any combination thereof at our option. As part of the ownership restructuring of PTVI, Claxson agreed to return its shares of Playboy.com Series A Preferred Stock, which leaves only Mr. Hefner and one unaffiliated investor as minority shareholders of Playboy.com.

      In connection with the sale of the senior secured notes, we restructured the outstanding indebtedness of Playboy.com owed to Mr. Hefner. In its review of the Hefner debt restructuring, our Board of Directors appointed a special committee of independent directors to evaluate, negotiate and determine the terms on behalf of us. The special committee approved the Hefner debt restructuring on the terms described below and recommended to the full Board of Directors that it approve the restructuring on those terms, which it did. In connection with their respective approvals, the special committee and our Board of Directors received an opinion from an independent financial advisor of national standing retained by the special committee to the effect that the Hefner debt restructuring was fair to us from a financial point of view.

      At December 31, 2002 and at the time of the Hefner debt restructuring, Playboy.com had an aggregate of $27.2 million of outstanding indebtedness to Mr. Hefner in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured in the following manner. A $10.0 million promissory note payable by Playboy.com to Mr. Hefner was extinguished in exchange for shares of Holdings Series A Preferred Stock with an aggregate stated value of $10.0 million. We are required to exchange the Holdings Series A Preferred Stock for shares of our Class B stock. The two other promissory notes payable by Playboy.com to Mr. Hefner, in a combined principal amount of $17.2 million plus interest, were extinguished in exchange for $0.5 million in cash and shares of Holdings Series B Preferred Stock with an aggregate stated value of $17.2 million. We are required to exchange the Holdings Series B Preferred Stock for shares of Playboy Preferred Stock.

      In order to issue the Playboy Preferred Stock, our certificate of incorporation must be amended to authorize the issuance, which we refer to as the certificate amendment. In accordance with applicable law, Mr. Hefner, the holder of more than a majority of our outstanding Class A voting common stock, has approved the certificate amendment by written consent. Under federal securities laws, the certificate amendment cannot become effective prior to the 20th calendar day following the mailing to our stockholders of an information statement that complies with applicable SEC rules. The Holdings Series A Preferred Stock will be mandatorily exchanged for our Class B stock and the Holdings Series B Preferred Stock will be mandatorily exchanged for Playboy Preferred Stock as soon as practicable following the effectiveness of the certificate amendment.

      Holdings will be required to redeem the Holdings Series A Preferred Stock in September 2010, unless exchanged earlier for our Class B stock, and the Holdings Series A Preferred Stock will pay an annual dividend of 8.00%, payable semi-annually. The dividend will be payable in cash, provided that if the exchange of the Holdings Series A Preferred Stock for shares of our Class B stock has not occurred prior to the 90th day following the original issuance of the Holdings Series A Preferred Stock, dividends accruing after that date will be paid through the issuance of additional shares of Holdings Series A Preferred Stock. The number of shares of Class B stock issued in the exchange would be determined by dividing (a) the sum of the aggregate stated value of the then outstanding shares of Holdings Series A Preferred Stock and the amount of accrued and unpaid dividends by (b) the weighted average closing price of our Class B stock during the 90-day period prior to the date of the certificate amendment.

      Holdings will be required to redeem the Holdings Series B Preferred Stock in September 2010, unless exchanged earlier for Playboy Preferred Stock, and the Holdings Series B Preferred stock will pay an annual cash dividend of 8.00%, payable semi-annually. Each share of Holdings Series B Preferred Stock will be exchanged for one share of Playboy Preferred Stock plus an amount equal to any accrued but unpaid dividends. The Playboy Preferred Stock to be issued in exchange for the Holdings Series B Preferred Stock will have the same terms as the Holdings Series B Preferred Stock, except that it will be convertible at the option of the holder into shares of our Class B stock at a conversion price equal to 125% of the weighted average closing price of our Class B stock over the 90-day period prior to the exchange of Holdings Series B Preferred Stock for Playboy Preferred Stock. After the date that is three years after the date the Playboy Preferred Stock is issued, if at any time the weighted average closing price of our Class B stock for 15 consecutive trading days equals or exceeds 150% of the conversion price, we will have the option, by delivering a written notice to holders of shares of Playboy Preferred Stock, to convert any or all shares of Playboy Preferred Stock into the number of shares of Class B stock determined by dividing (a) the sum of the aggregate stated value of such Playboy Preferred Stock and the amount of accrued and unpaid dividends by (b) the conversion price.

      On September 15, 2010, we will be required to redeem all shares of Playboy Preferred Stock that are then outstanding at a redemption price equal to $10,000 per share plus the amount of accrued and unpaid dividends. The final redemption price may be paid, at our option, in either cash or shares of our Class B stock or any combination of cash and shares of Class B stock. If we elect to pay the final redemption price in shares of our Class B stock, the number of such shares to which a holder of shares of Playboy Preferred Stock will be entitled will be determined by dividing (a) the sum of the aggregate stated value of such Playboy Preferred Stock and the amount of accrued and unpaid dividends by (b) the weighted average closing price of our Class B stock over the 90-day period prior to September 15, 2010.

(O) BENEFIT PLANS

      Our Employees Investment Savings Plan is a defined contribution plan consisting of two components, a profit sharing plan and a 401(k) plan. The profit sharing plan covers all employees who have completed 12 months of service of at least 1,000 hours. Our discretionary contribution to the profit sharing plan is distributed to each eligible employee's account in an amount equal to the ratio of each eligible employee's compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. Contributions for 2002, 2001 and 2000 were $0.5 million, $0.5 million and $0.7 million, respectively.

      All employees are eligible to participate in the 401(k) plan upon the date of hire. We offer several mutual fund investment options. The purchase of our stock is not an option. We make matching contributions to the 401(k) plan based on each participating employee's contributions and eligible compensation. Our matching contributions for 2002, 2001 and 2000 related to this plan were $1.1 million, $1.2 million and $1.3 million, respectively.

      We have two nonqualified deferred compensation plans, which permit certain employees and all nonemployee directors to annually elect to defer a portion of their compensation. A match is provided to employees who participate in the deferred compensation plan, at a certain specified minimum level, and whose annual eligible earnings exceed the salary limitation contained in the 401(k) plan. All amounts deferred and earnings credited under these plans are 100% immediately vested and are general unsecured obligations. Such obligations totaled $3.4 million and $3.9 million at December 31, 2002 and 2001, respectively, and are included in "Other noncurrent liabilities."

      We have an Employee Stock Purchase Plan to provide substantially all regular full- and part-time employees an opportunity to purchase shares of our Class B stock through payroll deductions. The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on the closing price less a 15% discount. At December 31, 2002, a total of approximately 40,000 shares of Class B stock were available for future purchases under this plan.

(P) COMMITMENTS AND CONTINGENCIES

      Our principal lease commitments are for office space, operations facilities and furniture and equipment. Some of these leases contain renewal or end-of-lease purchase options. Our restructuring initiatives in 2002 and 2001 included the consolidation of our office space in our Chicago, New York and Los Angeles locations. In our restructuring efforts, we have subleased a portion of our excess office space, and expect to sublease our remaining excess office space. See Note (D) Restructuring Expenses.

Rent expense was as follows (in thousands):

                                      Fiscal Year    Fiscal Year    Fiscal Year
                                            Ended          Ended          Ended
                                         12/31/02       12/31/01       12/31/00
--------------------------------------------------------------------------------
Minimum rent expense                  $    11,343    $    15,406    $    15,165
Sublease income                            (1,036)        (1,372)          (395)
--------------------------------------------------------------------------------
Net rent expense                      $    10,307    $    14,034    $    14,770
================================================================================

      There was no contingent rent expense in any of these periods. The minimum commitments at December 31, 2002, under operating leases with initial or remaining noncancelable terms in excess of one year, were as follows (in thousands):

                                                                      Operating
Fiscal Year Ended December 31                                            Leases
--------------------------------------------------------------------------------
2003                                                                   $ 10,487
2004                                                                      9,513
2005                                                                      7,316
2006                                                                      6,948
2007                                                                      6,225
Later years                                                              35,139
Less minimum sublease income                                             (4,702)
--------------------------------------------------------------------------------
Net minimum lease commitments                                          $ 70,926
================================================================================

      Our entertainment programming is delivered to DTH and cable operators through communications satellite transponders. We currently have two transponder service agreements related to our domestic networks, the terms of which currently extend through 2010 and 2015. We also have two international transponder service agreements as a result of the December 2002 restructuring of the ownership of PTVI, both of which expire in 2004. At December 31, 2002, future commitments related to these four agreements were $4.6 million, $4.2 million, $3.5 million, $3.5 million and $3.5 million for 2003, 2004, 2005, 2006 and 2007, respectively, and $16.7 million thereafter. These service agreements contain protections typical in the industry against transponder failure, including access to spare transponders, and conditions under which our access may be denied. Major limitations on our access to DTH or cable systems or satellite transponder capacity could materially adversely affect our operating performance. There have been no instances in which we have been denied access to transponder service.

      On February 17, 1998, Gongora filed suit in state court in Hidalgo County, Texas against the Editorial Defendants and us. In the complaint, Gongora alleged that he was injured as a result of the termination of the License Agreement between us and EC for the publication of the Mexican Edition. We terminated the License Agreement on or about January 29, 1998 due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and $0.3 million for lost profits, respectively, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we are vigorously pursuing an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $7.7 million (which represents the amount of the judgment, costs and estimated pre- and post-judgment interest) in connection with the appeal. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained. In accordance with Statement 5, Accounting for Contingencies, no liability has been accrued.

      On May 17, 2001, Logix, D. Keith Howington and Anne Howington filed suit in state court in Los Angeles County Superior Court in California against Spice, EMI, Directrix, Colorado Satellite Broadcasting, Inc., New Frontier Media, Inc.,
J. Roger Faherty, Donald McDonald, Jr. and Judy Savar. On February 8, 2002, plaintiffs amended the complaint and added as a defendant Playboy, which acquired Spice in 1999. The complaint alleged 11 contract and tort causes of action arising principally out of a January 18, 1997 agreement between EMI and Logix in which EMI agreed to purchase certain explicit television channels broadcast over C-band satellite. The complaint further seeks damages from Spice based on Spice's alleged failure to provide transponder and uplink services to Logix. Playboy and Spice filed a motion to dismiss plaintiffs' complaint. The court sustained Playboy's motion as to plaintiffs' fraud and conspiracy claims, but not as to plaintiffs' claims of tortious interference with contract and imposition of constructive trust and granted plaintiffs leave to amend. On June 10, 2002, plaintiffs filed their first amended complaint. In the first amended complaint, plaintiffs allege that the various defendants, including Playboy and Spice, were alter egos of each other. The complaint purports to seek unspecified damages in excess of $10 million. On May 31, 2002, Directrix filed for bankruptcy and on July 8, 2002, Directrix removed the action to the Central District of California Bankruptcy Court. On July 10, 2002, Playboy and Spice filed motions to dismiss in the Bankruptcy Court. The case was subsequently remanded to state court on October 31, 2002. Discovery has only very recently resumed in the action. Playboy and Spice filed motions to dismiss the first amended complaint on December 6, 2002. A hearing on the motions took place on February 5, 2003, and we are awaiting a decision. We intend to vigorously defend against these claims and we believe we have good defenses to them. At this preliminary point in the action, however, it is not possible to determine if there is any potential liability or whether any liability may be material or is likely.

      On September 26, 2002, Directrix filed suit in the U.S. Bankruptcy Court in the Southern District of New York against Playboy Entertainment Group, Inc. In the complaint, Directrix alleged that it was injured as a result of the termination of a Master Services Agreement under which Directrix was to perform services relating to the distribution, production and post production of our cable networks and a sublease agreement under which Directrix would have subleased office, technical and studio space at our Los Angeles, California production facility. Directrix also alleged that we breached an agreement under which Directrix had the right to transmit and broadcast certain versions of films through C-band satellite, commonly known as the TVRO market, and Internet distribution. On November 15, 2002, we filed an answer denying Directrix's allegations and filed counterclaims against Directrix seeking damages in connection with the Sublease Agreement and Directrix's breach of the Master Services Agreement. On January 7, 2003, Directrix moved to dismiss one of our counterclaims. Both sides have commenced discovery. We intend to vigorously defend ourselves against Directrix's claims. We believe the claims are without merit and that we have good defenses against them. We believe it is not probable that a material judgment against us will result.

(Q) STOCK PLANS

      We have various stock plans for key employees and nonemployee directors which provide for the grant of nonqualified and incentive stock options and shares of restricted stock, deferred stock and other performance-based equity awards. The exercise price of options granted equals or exceeds the fair value at the grant date. In general, options become exercisable over a two- to four-year period from the grant date and expire ten years from the grant date. Restricted stock awards provide for the issuance of Class B stock subject to restrictions that lapse if we meet specified operating income objectives pertaining to a fiscal year. Vesting requirements for certain restricted stock awards lapse automatically, regardless of whether or not we have achieved those objectives, generally ten years from the award date. In addition, one of the plans pertaining to nonemployee directors also allows for the issuance of Class B stock as awards and payment for annual retainers and meeting fees.

      At December 31, 2002, a total of 449,855 shares of Class B stock were available for future grants under the various stock plans combined. Stock option transactions are summarized as follows:

Stock Options Outstanding
--------------------------------------------------------------------------------
                                                               Weighted Average
                                              Shares            Exercise Price
--------------------------------------------------------------------------------
                                      Class A       Class B    Class A   Class B
--------------------------------------------------------------------------------
Outstanding at December 31, 1999        5,000     1,835,500    $  7.38   $ 17.91
Granted                                    --       367,500         --     21.42
Exercised                                  --      (109,335)        --     10.44
Canceled                                   --      (252,250)        --     20.33
-----------------------------------------------------------
Outstanding at December 31, 2000        5,000     1,841,415       7.38     18.72
Granted                                    --       537,000         --     12.28
Exercised                              (5,000)     (235,779)      7.38      8.27
Canceled                                   --       (77,500)        --     16.77
-----------------------------------------------------------
Outstanding at December 31, 2001           --     2,065,136         --     18.31
Granted                                    --       781,250         --     14.91
Exercised                                  --       (11,500)        --     10.31
Canceled                                   --      (219,000)        --     16.19
-----------------------------------------------------------
Outstanding at December 31, 2002           --     2,615,886    $    --   $ 17.51
================================================================================

The following table summarizes information regarding stock options at December 31, 2002:

                                     Options Outstanding            Options Exercisable
                              ----------------------------------   ----------------------
                                             Weighted   Weighted                 Weighted
                                              Average    Average                  Average
Range of                           Number   Remaining   Exercise        Number   Exercise
Exercise Prices               Outstanding        Life      Price   Exercisable      Price
-----------------------------------------------------------------------------------------
Class B
$8.25-$15.85                    1,592,886        7.36   $  13.28       615,386   $  12.08
16.59-21.00                       487,500        6.16      20.71       475,500      20.81
$24.13-$31.50                     535,500        6.38      27.17       415,500      25.92
-----------------------------------------------------------------------------------------
Total Class B                   2,615,886        6.94   $  17.51     1,506,386   $  18.65
=========================================================================================

      The weighted average exercise prices for Class A and Class B exercisable options at December 31, 2000 were $7.38 and $14.68, respectively. The weighted average exercise price for Class B exercisable options at December 31, 2001 was $18.27. There were no Class A options outstanding at December 31, 2001.

The following table summarizes transactions related to restricted stock awards:

Restricted Stock Awards Outstanding                                     Class B
--------------------------------------------------------------------------------
Outstanding at December 31, 1999                                        307,498
Awarded                                                                  25,750
Vested                                                                       --
Canceled                                                                (93,124)
--------------------------------------------------------------------------------
Outstanding at December 31, 2000                                        240,124
Awarded                                                                  45,000
Vested                                                                       --
Canceled                                                                (21,250)
--------------------------------------------------------------------------------
Outstanding at December 31, 2001                                        263,874
Awarded                                                                  15,000
Vested                                                                       --
Canceled                                                                (37,500)
--------------------------------------------------------------------------------
Outstanding at December 31, 2002                                        241,374
================================================================================

      For 2002, 2001 and 2000, the weighted average fair value of restricted stock awarded was $11.82, $14.37 and $14.20, respectively.

      For the pro forma disclosures related to stock-based compensation in Note
(A) Summary of Significant Accounting Policies, the estimated fair value of the options is amortized to expense over their respective vesting periods. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        Fiscal Year   Fiscal Year   Fiscal Year
                                              Ended         Ended         Ended
                                           12/31/02      12/31/01      12/31/00
-------------------------------------------------------------------------------
Risk-free interest rate                        4.64%         4.98%         6.27%
Expected stock price volatility               50.20%        49.70%        46.10%
Expected dividend yield                          --            --            --
-------------------------------------------------------------------------------

      For 2002, 2001 and 2000, an expected life of six years was used for all of the stock options, and the weighted average fair value of options granted was $7.97, $6.59 and $11.42, respectively.

(R) SALE OF SECURITIES

      The Califa acquisition agreement gave us the option of paying up to $71 million of the purchase price in cash or Class B stock through 2007. On April 17, 2002, a registration statement for the resale of approximately 1,475,000 shares became effective. These shares were issued in payment of two installments of consideration, which totaled $22.5 million plus $0.3 million of accrued interest. The sellers elected to sell the shares and realized net proceeds from the sale of $19.2 million. As a result, we were required to provide them with a make-whole payment in either cash or Class B stock of approximately $3.6 million, plus interest until the date payment was made.

(S) PUBLIC EQUITY OFFERING

      In 2000, Playboy.com, a component of the Playboy Online Group, filed a registration statement for a sale of a minority of its equity in an initial public offering. Due to market conditions, the registration statement was subsequently withdrawn. Deferred costs of $1.6 million were written off in 2000 as nonoperating expense.

(T) CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for interest and income taxes was as follows (in thousands):

                                     Fiscal Year     Fiscal Year     Fiscal Year
                                           Ended           Ended           Ended
                                        12/31/02        12/31/01        12/31/00
--------------------------------------------------------------------------------
Interest                             $     9,260     $     8,730     $     8,281
Income taxes                         $     1,485     $       782     $     1,728
--------------------------------------------------------------------------------

      In 2002 and 2001, we had noncash activities related to the Califa acquisition. See Note (B) Acquisition. In 2002, we had noncash activities related to the conversion of two related party promissory notes and accrued interest into a new promissory note.

(U) SEGMENT INFORMATION

      Our businesses are currently classified into the following four reportable segments: Entertainment, Publishing, Playboy Online and Licensing Businesses. Formerly, we operated a fifth segment, Catalog, which we divested in connection with our sale of the Collectors' Choice Music catalog in 2001 and the Critics' Choice Video catalog in 2000. Entertainment Group operations include the production and marketing of adult television programming for our domestic and international TV networks and worldwide home video products. Publishing Group operations include the publication of Playboy magazine; other domestic publishing businesses, comprising special editions, calendars and ancillary businesses; and the licensing of international editions of Playboy magazine. Playboy Online Group operations include our network of free, subscription, e-commerce and other sites on the Internet. Licensing Businesses Group operations combine certain brand-related businesses, such as the licensing of consumer products carrying one or more of our trademarks and artwork, as well as certain Company-wide marketing activities.

      These reportable segments are based on the nature of the products offered. Our chief operating decision maker evaluates performance and allocates resources based on several factors, of which the primary financial measure is segment operating results. The accounting policies of the reportable segments are the same as those described in Note (A) Summary of Significant Accounting Policies.

The following table represents financial information by reportable segment (in thousands):

                                                           Fiscal Year    Fiscal Year    Fiscal Year
                                                                 Ended          Ended          Ended
                                                              12/31/02       12/31/01       12/31/00
----------------------------------------------------------------------------------------------------
Net revenues (1)
Entertainment                                              $   121,639    $   113,833    $   100,955
Publishing                                                     111,802        124,496        135,508
Playboy Online                                                  30,964         27,499         25,291
Licensing Businesses                                            13,217         10,769          9,246
Catalog                                                             --         10,986         32,360
----------------------------------------------------------------------------------------------------
Total                                                      $   277,622    $   287,583    $   303,360
====================================================================================================
Loss before income taxes and cumulative effect of change
   in accounting principle
Entertainment                                              $    32,365    $    29,921    $    25,287
Publishing                                                       2,669          1,776          6,881
Playboy Online                                                  (8,916)       (21,673)       (25,199)
Licensing Businesses                                             4,581          2,614            887
Catalog                                                             --           (453)            54
Corporate Administration and Promotion                         (15,810)       (19,700)       (20,942)
Restructuring expenses                                          (6,643)        (3,776)        (3,908)
Gain (loss) on disposals                                           442           (955)        (2,924)
Investment income                                                  125            786          1,519
Interest expense                                               (15,147)       (13,970)        (9,148)
Amortization of deferred financing fees                           (993)          (905)          (840)
Minority interest                                               (1,724)          (704)          (125)
Equity in operations of PTVI and other                             279           (746)          (375)
Vendor settlement                                                  750             --             --
Playboy.com registration statement expenses                         --             --         (1,582)
Legal settlement                                                    --             --           (622)
Other, net                                                        (569)          (542)          (362)
----------------------------------------------------------------------------------------------------
Total                                                      $    (8,591)   $   (28,327)   $   (31,399)
====================================================================================================
Depreciation and amortization (2) (3)
Entertainment                                              $    48,538    $    45,585    $    39,020
Publishing                                                         371            560            617
Playboy Online                                                   1,083          1,980          1,702
Licensing Businesses                                                46            209            197
Catalog                                                             --             26            126
Corporate Administration and Promotion                           1,581          3,544          3,249
----------------------------------------------------------------------------------------------------
Total                                                      $    51,619    $    51,904    $    44,911
====================================================================================================
Identifiable assets (2) (4)
Entertainment                                              $   263,416    $   317,848    $   267,142
Publishing                                                      43,861         49,219         56,191
Playboy Online                                                   4,047          4,463          7,675
Licensing Businesses                                             4,726          4,732          5,003
Catalog                                                             36          1,244          3,797
Corporate Administration and Promotion                          53,635         48,734         48,680
----------------------------------------------------------------------------------------------------
Total                                                      $   369,721    $   426,240    $   388,488
====================================================================================================

(1) Net revenues include revenues attributable to foreign countries of approximately $45,695, $48,522 and $50,165 in 2002, 2001 and 2000,
      respectively. Revenues from individual foreign countries were not material. Revenues are generally attributed to countries based on the location of customers, except licensing businesses royalties where revenues are attributed based upon the location of licensees.

(2) The majority of our property and equipment and capital expenditures are reflected in Corporate Administration and Promotion; depreciation, however, is allocated to the reportable segments.

(3) Amounts include depreciation of property and equipment, amortization of intangible assets and amortization of investments in entertainment programming.

(4)   Our long-lived assets located in foreign countries were not material.

(V) RELATED PARTY TRANSACTIONS

      In 1971, we purchased the Playboy Mansion in Holmby Hills, California, where our founder, Hugh M. Hefner, lives. The Playboy Mansion is used for various corporate activities, including serving as a valuable location for video production, magazine photography, online events, business meetings, enhancing our image, charitable functions and a wide variety of other promotional and marketing activities. The Playboy Mansion generates substantial publicity and recognition which increase public awareness of us and our products and services. Mr. Hefner pays us rent for that portion of the Playboy Mansion used exclusively for his and his personal guests' residence as well as the per-unit value of nonbusiness meals, beverages and other benefits received by him and his personal guests. The Playboy Mansion is included in our Consolidated Balance Sheets at December 31, 2002 and 2001 at a net book value, including all improvements and after accumulated depreciation, of $1.9 million and $2.0 million, respectively. The operating expenses of the Playboy Mansion, including depreciation and taxes, were $3.6 million, $3.2 million and $3.2 million for 2002, 2001 and 2000, respectively, net of rent received from Mr. Hefner. The sum of the rent and other benefits payable for 2002 was estimated by us to be $1.1 million, and Mr. Hefner paid that amount during 2002. The actual rent and other benefits payable for 2001 and 2000 were $1.3 million and $1.1 million, respectively.

      From time to time, we enter into barter transactions in which we secure air transportation for Mr. Hefner in exchange for advertising pages in Playboy magazine. Mr. Hefner reimburses us for our direct costs of providing these ad pages. We receive significant promotional benefit from these transactions.

      At December 31, 2002 and at the time of the Hefner debt restructuring, Playboy.com had an aggregate of $27.2 million of outstanding indebtedness to Mr. Hefner in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured as previously discussed in Note (N) Financing Obligations.

      Prior to the December 2002 PTVI ownership restructuring, we also had material related party transactions with PTVI. See Note (C) Restructuring of Ownership of International TV Joint Ventures.

(W) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for 2002 and 2001 (in thousands, except per share amounts):


                                        Quarters Ended                    Fiscal
                          -----------------------------------------         Year
2002                       Mar. 31    June 30    Sept. 30   Dec. 31        Ended
--------------------------------------------------------------------------------
Net revenues              $ 66,147    $70,566    $67,372    $73,537    $277,622
Operating income             2,249      2,168      4,188         83       8,688
Net loss                    (9,387)    (3,064)      (639)    (4,045)    (17,135)
Basic and diluted EPS        (0.38)     (0.12)     (0.01)     (0.16)   $  (0.67)
Common stock price
   Class A high              15.06      14.65      11.45       9.55
   Class A low               12.37      10.72       7.70       6.50
   Class B high              17.50      16.75      13.12      10.85
   Class B low            $  14.12    $ 12.18    $  8.50    $  7.48
--------------------------------------------------------------------------------

                                        Quarters Ended                    Fiscal
                          -----------------------------------------         Year
2001                       Mar. 31    June 30    Sept. 30   Dec. 31       Ended
--------------------------------------------------------------------------------
Net revenues              $ 65,410    $71,889    $73,176    $77,108    $287,583
Operating income (loss)     (4,990)    (4,736)     2,546     (5,066)    (12,246)
Net loss                   (11,794)    (7,970)    (2,088)   (11,689)    (33,541)
Basic and diluted EPS        (0.49)     (0.32)     (0.09)     (0.47)   $  (1.37)
Common stock price
   Class A high              12.07      14.35      16.51      14.84
   Class A low                8.38       8.70       9.82      10.00
   Class B high              13.49      16.89      19.75      17.23
   Class B low            $   9.75    $  9.63    $ 11.11    $ 11.72
--------------------------------------------------------------------------------

      Revenues and cost of sales for 2001 have been adjusted by $0.9 million for each quarter and $3.6 million for the year to report certain vendor costs in the Publishing Group as contra-revenue rather than cost of sales in accordance with Emerging Issues Task Force Issue 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products.

      The net loss for the quarter ended March 31, 2002 included a $5.8 million noncash income tax charge related to our adoption of Statement 142, Goodwill and Other Intangible Assets. See Note (A) Summary of Significant Accounting Policies.

      Operating income for the quarter ended December 31, 2002 included restructuring expenses of $6.6 million. See Note (D) Restructuring Expenses. The net loss for the quarter included a nonoperating gain of $0.7 million related to a vendor settlement.

      The net loss for the quarter ended March 31, 2001 included a $4.2 million noncash charge representing a "Cumulative effect of change in accounting principle" related to the adoption of SOP 00-2, Accounting by Producers or Distributors of Films. See Note (A) Summary of Significant Accounting Policies.

      The operating loss for the quarter ended December 31, 2001 included restructuring expenses of $3.5 million. See Note (D) Restructuring Expenses. The operating loss for the quarter also included a loss on the sale of our Collectors' Choice Music business of $1.3 million. See Note (E) Gain (Loss) on Disposals.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Playboy Enterprises, Inc.

      We have audited the accompanying consolidated balance sheets of Playboy Enterprises, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule for the years ended December 31, 2002, 2001 and 2000 listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Playboy TV International, LLC ("PTVI"), an unconsolidated affiliate accounted for using the equity method for the years ended December 31, 2001 and 2000. The investment in PTVI was $1,750,586 at December 31, 2001. The Company's equity in the losses of PTVI was $826,206 and $283,095 for the years ended December 31, 2001 and 2000, respectively. Those statements were audited by other auditors whose report has been furnished to us, and contains an explanatory paragraph expressing uncertainty about PTVI's ability to continue as a going concern. Our opinion, insofar as it relates to data included for PTVI, is based solely on the report of the other auditors.

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

      In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playboy Enterprises, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      In 2002, as discussed in Note A, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In 2001, as discussed in Note A, the Company changed its methods of accounting for production and distribution of films and for derivative financial instruments, in accordance with new professional standards.


Ernst & Young LLP

Chicago, Illinois
February 14, 2003, except for Notes N and V, as to which the date is March 14, 2003

REPORT OF MANAGEMENT

      The consolidated financial statements and all related financial information in this Form 10-K Annual Report are our responsibility. The financial statements, which include amounts based on judgments, have been prepared in accordance with accounting principles generally accepted in the United States. Other financial information in this Form 10-K Annual Report is consistent with that in the financial statements.

      We maintain a system of internal controls that we believe provides reasonable assurance that transactions are executed in accordance with management's authorization and are properly recorded, that assets are safeguarded and that accountability for assets is maintained. The system of internal controls is characterized by a control-oriented environment within the Company, which includes written policies and procedures, careful selection and training of personnel, and internal audits.

      Ernst & Young LLP, independent auditors, have audited and reported on our consolidated financial statements for the fiscal years ended December 31, 2002, 2001 and 2000. Their audits were performed in accordance with auditing standards generally accepted in the United States.

      The Audit Committee of the Board of Directors, composed of four nonmanagement directors, meets periodically with Ernst & Young LLP, management representatives and our internal auditor to review internal accounting control and auditing and financial reporting matters. Both Ernst & Young LLP and the internal auditor have unrestricted access to the Audit Committee and may meet with it without management representatives being present.

Christie Hefner
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Linda G. Havard
Executive Vice President, Finance and Operations, and Chief Financial Officer
(Principal Financial and Accounting Officer)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

      Information required by Items 10, 11, 12 and 13 is contained in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2003, which will be filed within 120 days after the close of our fiscal year ended December 31, 2002, and is incorporated herein by reference.

Item 14. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act, as amended) as of a date within 90 days prior to the filing date of this Form 10-K Annual Report, or the Evaluation Date. Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us, including our consolidated subsidiaries, that is required to be included in our reports filed or submitted under the Exchange Act.

(b) CHANGES IN INTERNAL CONTROLS

      Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)   Certain Documents Filed as Part of the Form 10-K

      Our Financial Statements and Supplementary Data following are as
      set forth under Part II. Item 8. of this Form 10-K Annual Report:     Page
                                                                            ----

      Consolidated Statements of Operations - Fiscal Years Ended
      December 31, 2002, 2001 and 2000                                        34

      Consolidated Balance Sheets - December 31, 2002 and 2001                35

      Consolidated Statements of Shareholders' Equity - Fiscal Years
      Ended December 31, 2002, 2001 and 2000                                  36

      Consolidated Statements of Cash Flows - Fiscal Years Ended
      December 31, 2002, 2001 and 2000                                        37

      Notes to Consolidated Financial Statements                              38

      Report of Independent Auditors                                          61

      Report of Management                                                    62

      Schedule II - Valuation and Qualifying Accounts                         74

(b) Reports on Form 8-K

      On December 26, 2002, we filed a Current Report on Form 8-K under Item 9., announcing the completion of the restructuring of the ownership of our international TV joint venture relationships with Claxson.

(c) Exhibits

      See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PLAYBOY ENTERPRISES, INC.


March 27, 2003                          By s/Linda Havard
                                           -------------------------------------
                                           Linda G. Havard
                                           Executive Vice President,
                                           Finance and Operations,
                                           and Chief Financial Officer
                                           (Authorized Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/Christie Hefner                                                 March 27, 2003
-------------------------------------
Christie Hefner
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

s/Richard S. Rosenzweig                                           March 25, 2003
-------------------------------------
Richard S. Rosenzweig
Executive Vice President and Director

s/Dennis S. Bookshester                                           March 26, 2003
-------------------------------------
Dennis S. Bookshester
Director

s/David I. Chemerow                                               March 27, 2003
-------------------------------------
David I. Chemerow
Director

s/Donald G. Drapkin                                               March 27, 2003
-------------------------------------
Donald G. Drapkin
Director

s/Jerome H. Kern                                                  March 26, 2003
-------------------------------------
Jerome H. Kern
Director

s/Sol Rosenthal                                                   March 25, 2003
-------------------------------------
Sol Rosenthal
Director

s/Sir Brian Wolfson                                               March 27, 2003
-------------------------------------
Sir Brian Wolfson
Director

s/Linda Havard                                                    March 27, 2003
-------------------------------------
Linda G. Havard
Executive Vice President,
Finance and Operations,
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

                                  EXHIBIT INDEX

      All agreements listed below may have additional exhibits which are not attached. All such exhibits are available upon request, provided the requesting party shall pay a fee for copies of such exhibits, which fee shall be limited to our reasonable expenses incurred in furnishing these documents.

Exhibit
Number            Description

#2.1 Asset Purchase Agreement, dated as of June 29, 2001, by and among Playboy Enterprises, Inc., Califa Entertainment Group, Inc., V.O.D., Inc., Steven Hirsch, Dewi James and William Asher (incorporated by reference to Exhibit 2.1 from the Current Report on Form 8-K dated July 6, 2001)

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 from the Current Report on Form 8-K dated March 15, 1999, or the March 15, 1999 Form 8-K)

3.2 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated March 15, 1999 (incorporated by reference to Exhibit 3.2 from the March 15, 1999 Form 8-K)

3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated March 15, 1999 (incorporated by reference to Exhibit 3.3 from the March 15, 1999 Form 8-K)

3.4 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 from the March 15, 1999 Form 8-K)

@4.1        11% Senior Secured Notes due 2010

            a Indenture, dated as of March 11, 2003, or the Indenture, between PEI Holdings, Inc., the Guarantors party thereto and Bank One, N.A., as Trustee

            b Form of 11% Senior Secured Note due 2010 (included in Exhibit 4.1(a))

            c Pledge Agreement, dated as of March 11, 2003, between PEI Holdings, Inc. and Bank One, N.A., as Trustee under the Indenture

            d Pledge Agreement, dated as of March 11, 2003, among Chelsea Court Holdings LLC, as the limited partner in 1945/1947 Cedar River C.V., Candlelight Management LLC, as the general partner in 1945/1947 Cedar River C.V., and Bank One, N.A., as Trustee under the Indenture

            e Pledge Agreement, dated as of March 11, 2003, between Claridge Organization LLC and Bank One, N.A., as Trustee under the Indenture

            f Pledge Agreement, dated as of March 11, 2003, between Playboy Clubs International, Inc. and Bank One, N.A., as Trustee under the Indenture

            g Pledge Agreement, dated as of March 11, 2003, between CPV Productions, Inc. and Bank One, N.A., as Trustee under the Indenture

            h Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank One, N.A., as Trustee under the Indenture

            i Pledge Agreement, dated as of March 11, 2003, between Playboy Gaming International, Ltd. and Bank One, N.A., as Trustee under the Indenture

            j Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank One, N.A., as Trustee under the Indenture

            k Pledge Agreement, dated as of March 11, 2003, between Playboy Enterprises, Inc. and Bank One, N.A., as Trustee under the Indenture

            l Pledge Agreement, dated as of March 11, 2003, between Playboy Enterprises International, Inc. and Bank One, N.A., as Trustee under the Indenture

            m Pledge Agreement, dated as of March 11, 2003, between Planet Playboy, Inc. and Bank One, N.A., as Trustee under the Indenture

            n Pledge Agreement, dated as of March 11, 2003, between Spice Entertainment, Inc. and Bank One, N.A., as Trustee under the Indenture

            o Pledge Agreement, dated as of March 11, 2003, between Playboy TV International, LLC and Bank One, N.A., as Trustee under the Indenture

            p Pledge Agreement, dated as of March 11, 2003, between Playboy TV International, LLC and Bank One, N.A., as Trustee under the Indenture

            q Security Agreement, dated as of March 11, 2003, between PEI Holdings, Inc. and Bank One, N.A., in its capacity as Trustee under the Indenture
            r Security Agreement, dated as of March 11, 2003, among Playboy Enterprises, Inc. and each of the domestic subsidiaries of PEI Holdings, Inc. set forth on the signature pages thereto and Bank One, N.A., in its capacity as Trustee under the Indenture

            s Trademark Security Agreement, dated as of March 11, 2003, by AdulTVision Communications, Inc., Alta Loma Entertainment, Inc., Lifestyle Brands, Ltd., Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Playboy Enterprises International, Inc. and Spice Hot Entertainment, Inc. in favor of Bank One, N.A., in its capacity as Trustee under the Indenture

            t Copyright Security Agreement, dated as of March 11, 2003, by After Dark Video, Inc., Alta Loma Distribution, Inc., Alta Loma Entertainment, Inc., Impulse Productions, Inc., Indigo Entertainment, Inc., MH Pictures, Inc., Mystique Films, Inc., Playboy Entertainment Group, Inc., Precious Films, Inc. and Women Productions, Inc. in favor of Bank One, N.A., in its capacity as Trustee under the Indenture

            u Lease Subordination Agreement, dated as of March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank One, N.A., as Trustee for various noteholders

            v Second Priority Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 11, 2003, made and executed by Playboy Enterprises International, Inc. in favor of Fidelity National Title Insurance Company for the benefit of Bank One, N.A., as Trustee pursuant to the Indenture

            w Intercreditor Agreement, dated as of March 11, 2003, between Bank of America, N.A., as agent, and Bank One, N.A., as trustee

            x Registration Rights Agreement, dated as of March 11, 2003, by and among PEI Holdings, Inc., Playboy Enterprises, Inc., the subsidiary guarantors listed on the signature pages thereof and Banc of America Securities LLC and Lazard Freres & Co. LLC

@4.2        Exchange Agreement, dated as of March 11, 2003, among Hugh M.
            Hefner, Playboy.com, Inc., PEI Holdings, Inc. and Playboy Enterprises, Inc.

@4.3 Credit Agreement, dated as of March 11, 2003, among PEI Holdings, Inc., each lender from time to time party thereto and Bank of America, N.A. as Agent (see Exhibit 10.9)

10.1        Playboy Magazine Printing and Binding Agreement

            &a October 22, 1997 Agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc. (incorporated by reference to Exhibit
                  10.4 from our transition period report on Form 10-K for the six months ended December 31, 1997, or the Transition Period Form 10-K)

            #b Amendment to October 22, 1997 Agreement dated as of March 3, 2000 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended March 31,
                  2000)

10.2 Playboy Magazine Distribution Agreement dated as of July 2, 1999 between Playboy Enterprises, Inc. and Warner Publisher Services, Inc. (incorporated by reference to Exhibit 10.4 from our quarterly report on Form 10-Q for the quarter ended September 30, 1999)

10.3        Playboy Magazine Subscription Fulfillment Agreement

            a July 1, 1987 Agreement between Communication Data Services, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.12(a) from our annual report on Form 10-K for the year ended June 30, 1992, or the 1992 Form 10-K)

            b Amendment dated as of June 1, 1988 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.12(b) from our annual report on Form 10-K for the year ended June 30, 1993, or the 1993 Form 10-K)

            c Amendment dated as of July 1, 1990 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.12(c) from our annual report on Form 10-K for the year ended June 30, 1991, or the 1991 Form 10-K)

            d Amendment dated as of July 1, 1996 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.5(d) from our annual report on Form 10-K for the year ended June 30, 1996, or the 1996 Form 10-K)

            #e Amendment dated as of July 7, 1997 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.6(e) from the Transition Period Form 10-K)

            #f Amendment dated as of July 1, 2001 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001, or the September 30, 2001 Form 10-Q)

10.4        Transponder Service Agreements

            a SKYNET Transponder Service Agreement dated March 1, 2001 between Playboy Entertainment Group, Inc. and LORAL SKYNET (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended March 31, 2001)

            b SKYNET Transponder Service Agreement dated February 8, 1999 by and between Califa Entertainment Group, Inc. and LORAL SKYNET

            c Transfer of Service Agreement dated February 22, 2002 between Califa Entertainment Group, LORAL SKYNET and Spice Hot Entertainment, Inc.

            d Amendment One to the Transponder Service Agreement between Spice Hot Entertainment, Inc. and LORAL SKYNET dated February 28, 2002

            (items (b), (c) and (d) incorporated by reference to Exhibits 10.4(b), (c) and (d), respectively, from our annual report on Form 10-K for the year ended December 31, 2001, or the 2001 Form 10-K)

           @e Transponder Service Agreement dated August 12, 1999 between British Sky Broadcasting Limited and The Home Video Channel Limited

&10.5       Playboy TV - Latin America, LLC Agreements

            a     Second Amended and Restated Operating Agreement for Playboy TV
                  - Latin America, LLC, effective as of April 1, 2002, by and between Playboy Entertainment Group, Inc. and Lifford International Co. Ltd. (BVI)

            b Playboy TV - Latin America Program Supply and Trademark License Agreement, dated as of December 23, 2002 and effective as of April 1, 2002, by and between Playboy Entertainment Group, Inc. and Playboy TV - Latin America, LLC

            (items (a) and (b) incorporated by reference to Exhibits 10.1 and 10.2, respectively, from the Current Report on Form 8-K dated December 23, 2002 and filed with the SEC on February 12, 2003)

10.6 Transfer Agreement, dated as of December 23, 2002, by and among Playboy Enterprises, Inc., Playboy Entertainment Group, Inc., Playboy Enterprises International, Inc., Claxson Interactive Group Inc., Carlyle Investments LLC (in its own right and as a successor in interest to Victoria Springs Investments Ltd.), Carlton Investments LLC (in its own right and as a successor in interest to Victoria Springs Investments Ltd.), Lifford International Co. Ltd.
            (BVI) and Playboy TV International, LLC. (incorporated by reference to Exhibit 2.1 from the Current Report on Form 8-K dated December 23, 2002 and filed with the SEC on January 7, 2003)

#10.7 Amended and Restated Affiliation and License Agreement dated May 17, 2002 between DirecTV, Inc. and Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc. and Spice Platinum Entertainment, Inc. regarding DBS Satellite Exhibition of Programming (incorporated by reference to Exhibit 10.1 from the June 30, 2002 Form 10-Q)

10.8 Fulfillment and Customer Service Services Agreement dated October 2, 2000 between Infinity Resources, Inc. and Playboy.com, Inc. (incorporated by reference to Exhibit 10.13 from our annual report on Form 10-K for the year ended December 31, 2000, or the 2000 Form 10-K)

@10.9 Credit Agreement, dated March 11, 2003, or the Credit Agreement, among PEI Holdings, Inc., each lender from time to time party thereto and Bank of America, N.A., as Agent

            a     Credit Agreement

            a-1   Master Corporate Guaranty, dated March 11, 2003

            b Security Agreement, dated as of March 11, 2003, between PEI Holdings, Inc. and Bank of America, N.A., as Agent under the Credit Agreement

            c Security Agreement, dated as of March 11, 2003, among Playboy Enterprises, Inc. and each of the domestic subsidiaries of PEI Holdings, Inc. set forth on the signature pages thereto and Bank of America, N.A., as Agent under the Credit Agreement

            d Pledge Agreement, dated as of March 11, 2003, between PEI Holdings, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            e Pledge Agreement, dated as of March 11, 2003, among Chelsea Court Holdings LLC, as the limited partner in 1945/1947 Cedar River C.V., Candlelight Management LLC, as the general partner in 1945/1947 Cedar River C.V., and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            f Pledge Agreement, dated as of March 11, 2003, between Claridge Organization LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement
            g Pledge Agreement, dated as of March 11, 2003, between Playboy Clubs International, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            h Pledge Agreement, dated as of March 11, 2003, between CPV Productions, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            i Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            j Pledge Agreement, dated as of March 11, 2003, between Playboy Gaming International, Ltd. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            k Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            l Pledge Agreement, dated as of March 11, 2003, between Playboy Enterprises, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            m Pledge Agreement, dated as of March 11, 2003, between Playboy Enterprises International, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            n Pledge Agreement, dated as of March 11, 2003, between Planet Playboy, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            o Pledge Agreement, dated as of March 11, 2003, between Spice Entertainment, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            p Pledge Agreement, dated as of March 11, 2003, between Playboy TV International, LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            q Pledge Agreement, dated as of March 11, 2003, between Playboy TV International, LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            r Trademark Security Agreement, dated as of March 11, 2003, by AdulTVision Communications, Inc., Alta Loma Entertainment, Inc., Lifestyle Brands, Ltd., Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Playboy Enterprises International, Inc. and Spice Hot Entertainment, Inc. in favor of Bank of America, N.A., as Agent under the Credit Agreement

            s Copyright Security Agreement, dated March 11, 2003, by After Dark Video, Inc., Alta Loma Distribution, Inc., Alta Loma Entertainment, Inc., Impulse Productions, Inc., Indigo Entertainment, Inc., MH Pictures, Inc., Mystique Films, Inc., Playboy Entertainment Group, Inc., Precious Films, Inc. and Women Productions, Inc. in favor of Bank of America, N.A., as Agent under the Credit Agreement

            t Lease Subordination Agreement, dated as of March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent for various lenders

            u Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 11, 2003, made and executed by Playboy Enterprises International, Inc. in favor of Fidelity National Title Insurance Company for the benefit of Bank of America, N.A., as agent for Lenders under the Credit Agreement

10.10       February 26, 1999 Credit Agreement

            a Credit Agreement, dated as of February 26, 1999, among New Playboy, Inc., PEI Holdings, Inc., the Lenders named in the February 26, 1999 Credit Agreement, ING (U.S.) Capital LLC, as Syndication Agent, and Credit Suisse First Boston, as Administrative Agent, as Collateral Agent and as Issuing Bank

            b Subsidiary Guarantee Agreement, dated as of March 15, 1999, among certain subsidiaries of Playboy Enterprises, Inc. and Credit Suisse First Boston, as Collateral Agent

            c Indemnity, Subrogation and Contribution Agreement, dated as of March 15, 1999, among Playboy Enterprises, Inc., PEI Holdings, Inc., certain other subsidiaries of Playboy Enterprises, Inc., and Credit Suisse First Boston, as Collateral Agent

            d Pledge Agreement, dated as of March 15, 1999, among Playboy Enterprises, Inc., PEI Holdings, Inc., certain other subsidiaries of Playboy Enterprises, Inc., and Credit Suisse First Boston, as Collateral Agent

            e Security Agreement, dated as of March 15, 1999, among Playboy Enterprises, Inc., PEI Holdings, Inc., certain other subsidiaries of Playboy Enterprises, Inc., and Credit Suisse First Boston, as Collateral Agent

            (items (a) through (e) incorporated by reference to Exhibits 10.21(a) through (e), respectively, from our annual report on Form 10-K for the year ended December 31, 1998)

            f First Amendment to February 26, 1999 Credit Agreement dated as of June 14, 1999

            g Second Amendment to February 26, 1999 Credit Agreement dated as of January 31, 2000

            (items (f) and (g) incorporated by reference to Exhibits 10.18(f) and (g), respectively, from our annual report on Form 10-K for the year ended December 31, 1999)

            h Third Amendment to February 26, 1999 Credit Agreement dated as of June 9, 2000 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2000)

            i Fourth Amendment to February 26, 1999 Credit Agreement dated as of June 1, 2001 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2001)

            j Fifth Amendment to February 26, 1999 Credit Agreement dated as of April 12, 2002 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended March 31, 2002, or the March 31, 2002 Form 10-Q)

            k Sixth Amendment to February 26, 1999 Credit Agreement dated as of October 15, 2002 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2002, or the September 30, 2002 From 10-Q)

@10.11 Exchange Agreement, dated as of March 11, 2003, among Hugh M. Hefner, Playboy.com, Inc., PEI Holdings, Inc. and Playboy Enterprises, Inc. (see Exhibit 4.2)

10.12       Promissory Notes issued by Playboy.com, Inc. to Hugh M. Hefner a Promissory Note dated September 26, 2001 (incorporated by reference to Exhibit 10.2 from the September 30, 2001 Form 10-Q)

            b First Amendment to September 26, 2001 Promissory Note dated July 1, 2002 (incorporated by reference to Exhibit 10.3 from the September 30, 2002 Form 10-Q)

            c     Promissory Note dated December 17, 2001

            d Agreement, dated December 17, 2001, by and between Playboy Enterprises, Inc. and Hugh M. Hefner relating to that certain Promissory Note, dated as of December 17, 2001

            (items (c) and (d) incorporated by reference to Exhibits 10.1 and 10.2, respectively, from the Current Report on Form 8-K dated December 27, 2001)

            e Promissory Note dated September 27, 2002 (incorporated by reference to Exhibit 10.2 from the September 30, 2002 Form 10-Q)

10.13 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner

            a     Letter of Interpretation of Lease

            b     Agreement of Lease

            (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)

            c Amendment to Lease Agreement dated as of January 12, 1998 (incorporated by reference to Exhibit 10.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 1998, or the March 31, 1998 Form 10-Q)

            @d Lease Subordination Agreement, dated as of March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank One, N.A., as Trustee for various noteholders (see Exhibit 4.1(u))

            @e Lease Subordination Agreement, dated as of March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent for various lenders (see Exhibit 10.9(t))

10.14       Los Angeles Office Lease Documents

            a Agreement of Lease dated April 23, 2002 between Los Angeles Media Tech Center, LLC and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.4 from the June 30, 2002 Form 10-Q)

            b First Amendment to April 23, 2002 Lease dated June 28, 2002 (incorporated by reference to Exhibit 10.4 from the September 30, 2002 Form 10-Q)

10.15       Chicago Office Lease Documents

            a Office Lease dated April 7, 1988 by and between Playboy Enterprises, Inc. and LaSalle National Bank as Trustee under Trust No. 112912 (incorporated by reference to Exhibit 10.7(a) from the 1993 Form 10-K)

            b First Amendment to April 7, 1988 Lease dated October 26, 1989 (incorporated by reference to Exhibit 10.15(b) from our annual report on Form 10-K for the year ended June 30, 1995, or the 1995 Form 10-K)

            c Second Amendment to April 7, 1988 Lease dated June 1, 1992 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended December 31, 1992)

            d Third Amendment to April 7, 1988 Lease dated August 30, 1993 (incorporated by reference to Exhibit 10.15(d) from the 1995 Form 10-K)

            e Fourth Amendment to April 7, 1988 Lease dated August 6, 1996 (incorporated by reference to Exhibit 10.20(e) from the 1996 Form 10-K)

            f Fifth Amendment to April 7, 1988 Lease dated March 19, 1998 (incorporated by reference to Exhibit 10.3 from the March 31, 1998 Form 10-Q)

10.16       New York Office Lease Documents

            a Agreement of Lease dated August 11, 1992 between Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)

            b Agreement of Sublease between Playboy Enterprises International, Inc. and Concentra Managed Care Services, Inc. dated February 13, 2002 (incorporated by reference to Exhibit
                  10.3 from the March 31, 2002 Form 10-Q)

10.17       Los Angeles Studio Facility Lease Documents

            a Agreement of Lease dated September 20, 2001 between Kingston Andrita LLC and Playboy Entertainment Group, Inc. (incorporated by reference to Exhibit 10.3(a) from the September 30, 2001 Form 10-Q)

            b First Amendment to September 20, 2001 Lease dated May 15, 2002 (incorporated by reference to Exhibit 10.3 from the June 30, 2002 Form 10-Q)

            c Second Amendment to September 20, 2001 Lease dated July 23, 2002 (incorporated by reference to Exhibit 10.6 from the September 30, 2002 Form 10-Q)

            @d    Third Amendment to September 20, 2001 Lease dated October 31,
                  2002

            @e    Fourth Amendment to September 20, 2001 Lease dated December 2,
                  2002

            @f    Fifth Amendment to September 20, 2001 Lease dated December 31,
                  2002

            @g    Sixth Amendment to September 20, 2001 Lease dated January 31,
                  2003

            h Guaranty dated September 20, 2001 by Playboy Entertainment Group, Inc. in favor of Kingston Andrita LLC (incorporated by reference to Exhibit 10.3(c) from the September 30, 2001 Form 10-Q)

10.18       Itasca Warehouse Lease Documents

            a Agreement dated as of September 6, 1996 between Centerpoint Properties Corporation and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.23 from the 1996 Form 10-K)

            b Amendment to September 6, 1996 Lease dated June 1, 1997 (incorporated by reference to Exhibit 10.25(b) from our annual report on Form 10-K for the year ended June 30, 1997, or the 1997 Form 10-K)

            c Real Estate Sublease Agreement dated October 2, 2000 between Playboy Enterprises, Inc. and Infinity Resources, Inc. (incorporated by reference to Exhibit 10.20(c) from the 2000 Form 10-K)

*10.19      Selected Company Remunerative Plans

            a Executive Protection Program dated March 1, 1990 (incorporated by reference to Exhibit 10.18(c) from the 1995 Form 10-K)

            b Amended and Restated Deferred Compensation Plan for Employees effective January 1, 1998

            c Amended and Restated Deferred Compensation Plan for Board of Directors' effective January 1, 1998

            (items (b) and (c) incorporated by reference to Exhibits 10.2(a) and (b), respectively, from our quarterly report on Form 10-Q for the quarter ended June 30, 1998)

*10.20      1989 Option Plan

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

*10.21      1991 Directors' Plan

            a Playboy Enterprises, Inc. 1991 NonQualified Stock Option Plan for NonEmployee Directors, as amended

            b Playboy Enterprises, Inc. 1991 NonQualified Stock Option Agreement for NonEmployee Directors

            (items (a) and (b) incorporated by reference to Exhibits 10.4(rr) and (nn), respectively, from the 1991 Form 10-K)

*10.22      1995 Stock Incentive Plan

            a Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 from our quarterly report on Form 10-Q for the quarter ended June 30, 1999, or the June 30, 1999 Form 10-Q)

            b Form of NonQualified Stock Option Agreement for NonQualified Stock Options which may be granted under the Plan

            c Form of Incentive Stock Option Agreement for Incentive Stock Options which may be granted under the Plan

            d Form of Restricted Stock Agreement for Restricted Stock issued under the Plan

            (items (b), (c) and (d) incorporated by reference to Exhibits 4.3,
            4.4 and 4.5, respectively, from our Registration Statement No. 33-58145 on Form S-8 dated March 20, 1995)

            e Form of Section 162(m) Restricted Stock Agreement for Section 162(m) Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(e) from the 1997 Form 10-K)

*10.23      1997 Directors' Plan

            a 1997 Equity Plan for NonEmployee Directors of Playboy Enterprises, Inc., as amended (incorporated by reference to Exhibit 10.25(a) from the 2000 Form 10-K)

            b Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from our quarterly report on Form 10-Q for the quarter ended September 30, 1997)

*10.24 Form of Nonqualified Option Agreement between Playboy Enterprises, Inc. and each of Dennis S. Bookshester and Sol Rosenthal (incorporated by reference to Exhibit 4.4 from our Registration Statement No. 333-30185 on Form S-8 dated November 13, 1996)

*10.25      Employee Stock Purchase Plan

            a Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit
                  10.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 1997)

            b Amendment to Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.4 from the June 30, 1999 Form 10-Q)

*10.26      Selected Employment, Termination and Other Agreements

            a Form of Severance Agreement by and between Playboy Enterprises, Inc. and each of James English, Linda Havard, Christie Hefner, Martha Lindeman, Richard Rosenzweig, Howard Shapiro, Alex Vaickus and David Zucker (incorporated by reference to Exhibit 10.23(a) from the 2001 Form 10-K)

            b Letter Agreement dated December 30, 2000 regarding employment of James English (incorporated by reference to Exhibit 10.28(g) from the 2000 Form 10-K)

            c Employment Agreement dated May 14, 2002 between David Zucker and Playboy Enterprises, Inc.

            d Memorandum dated May 21, 2002 regarding severance agreement for Linda Havard

            (items (c) and (d) incorporated by reference to Exhibits 10.5 and 10.6, respectively, from the June 30, 2002 Form 10-Q)

@10.27      11% Senior Secured Notes due 2010 (see Exhibit 4.1)

@21         Subsidiaries

@23.1       Consent of Ernst & Young LLP

@23.2       Consent of Deloitte & Touche LLP

@99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Playboy TV International, LLC Joint Venture financial statements for the year ended December 31, 2001 (incorporated by reference to Exhibit 99 from the 2001 Form 10-K)

----------
*     Indicates management compensation plan

# Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC

& Certain information omitted pursuant to a request for confidential treatment filed separately with the SEC

@     Filed herewith

PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

==================================================================================================================
                COLUMN A                    COLUMN B             COLUMN C                COLUMN D        COLUMN E
------------------------------------------------------------------------------------------------------------------
                                                                Additions
                                                        --------------------------
                                           Balance at   Charged to      Charged to                      Balance at
                                           Beginning    Costs and         Other                            End
               Description                 of Period     Expenses        Accounts       Deductions      of Period
----------------------------------------   ----------   ----------      ----------      ----------      ----------
Allowance deducted in the balance sheet
  from the asset to which it applies:

Fiscal Year Ended December 31, 2002:

  Allowance for doubtful accounts          $    6,406   $      213      $    2,010(a)   $    3,505(b)   $    5,124
                                           ==========   ==========      ==========      ==========      ==========

  Allowance for returns                    $   30,514   $       --      $   48,227(c)   $   54,146(d)   $   24,595
                                           ==========   ==========      ==========      ==========      ==========

  Deferred tax asset valuation allowance   $   54,588   $   14,558(e)   $       --      $       --      $   69,146
                                           ==========   ==========      ==========      ==========      ==========

Fiscal Year Ended December 31, 2001:

  Allowance for doubtful accounts          $   15,994   $      584      $    1,690(a)   $   11,862(b)   $    6,406
                                           ==========   ==========      ==========      ==========      ==========

  Allowance for returns                    $   28,815   $       --      $   52,698(c)   $   50,999(d)   $   30,514
                                           ==========   ==========      ==========      ==========      ==========

  Deferred tax asset valuation allowance   $   45,044   $    9,544(e)   $       --      $       --      $   54,588
                                           ==========   ==========      ==========      ==========      ==========

Fiscal Year Ended December 31, 2000:

  Allowance for doubtful accounts          $   17,970   $      723      $    1,108(a)   $    3,807(b)   $   15,994
                                           ==========   ==========      ==========      ==========      ==========

  Allowance for returns                    $   21,295   $       --      $   51,205(c)   $   43,685(d)   $   28,815
                                           ==========   ==========      ==========      ==========      ==========

  Deferred tax asset valuation allowance   $   19,783   $   24,142(e)   $    1,119(f)   $       --      $   45,044
                                           ==========   ==========      ==========      ==========      ==========

Notes:

(a) Primarily represents provisions for unpaid subscriptions charged to net revenues. Also, includes a $660 provision in 2002 related to the December 2002 PTVI restructuring.

(b) Includes a reversal in 2001 of a $10,000 provision related to assuming an obligation in the Califa acquisition. Also, primarily represents uncollectible accounts less recoveries.

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

                                 CERTIFICATIONS

I, Christie Hefner, Chairman of the Board, Chief Executive Officer and Director of Playboy Enterprises, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Playboy Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the Evaluation Date; and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                        s/Christie Hefner
                                            ------------------------------------
                                     Name:  Christie Hefner
                                     Title: Chairman of the Board,
                                            Chief Executive Officer and Director

I, Linda G. Havard, Executive Vice President, Finance and Operations, and Chief Financial Officer of Playboy Enterprises, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Playboy Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the Evaluation Date; and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                        s/Linda Havard
                                            ------------------------------------
                                     Name:  Linda G. Havard
                                     Title: Executive Vice President,
                                            Finance and Operations,
                                            and Chief Financial Officer