Form 10-Q
period 2003-03-31
PLAYBOY ENTERPRISES INC
filed 2003-05-13
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

  At April 30, 2003, there were 4,864,102 shares of Class A common stock, par value $0.01 per share, and 21,430,009 shares of Class B common stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.   Financial Statements

             Condensed Consolidated Statements of Operations and
             Comprehensive Income (Loss) for the Quarters Ended
             March 31, 2003 and 2002 (Unaudited)                              3

             Condensed Consolidated Balance Sheets at March 31,
             2003 (Unaudited) and December 31, 2002                           4

             Condensed Consolidated Statements of Cash Flows for the
             Quarters Ended March 31, 2003 and 2002 (Unaudited)               5

             Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         18

Item 4.   Controls and Procedures                                            18

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings                                                  19

Item 6.   Exhibits and Reports on Form 8-K                                   20

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                   for the Quarters Ended March 31 (Unaudited)
                    (In thousands, except per share amounts)

                                                             2003          2002
-------------------------------------------------------------------------------
Net revenues                                             $ 74,281      $ 66,147
-------------------------------------------------------------------------------
Costs and expenses
    Cost of sales                                         (52,301)      (49,890)
    Selling and administrative expenses                   (12,530)      (14,008)
-------------------------------------------------------------------------------
       Total costs and expenses                           (64,831)      (63,898)
-------------------------------------------------------------------------------
Operating income                                            9,450         2,249
-------------------------------------------------------------------------------
Nonoperating income (expense)
    Investment income                                          56            39
    Interest expense                                       (3,562)       (4,472)
    Amortization of deferred financing fees                  (275)         (240)
    Minority interest                                        (452)         (421)
    Debt extinguishment expenses                           (3,263)           --
    Other, net                                                (72)          (88)
-------------------------------------------------------------------------------
       Total nonoperating expense                          (7,568)       (5,182)
-------------------------------------------------------------------------------
Income (loss) before income taxes                           1,882        (2,933)
Income tax expense                                         (1,250)       (6,454)
-------------------------------------------------------------------------------
Net income (loss)                                             632        (9,387)
-------------------------------------------------------------------------------

Other comprehensive income (loss) (net of tax)
    Unrealized gain (loss) on marketable securities          (155)           41
    Unrealized gain on derivatives                            609           448
    Foreign currency translation adjustment                   153            --
-------------------------------------------------------------------------------
       Total other comprehensive income                       607           489
-------------------------------------------------------------------------------
Comprehensive income (loss)                              $  1,239      $ (8,898)
===============================================================================

Weighted average number of common shares outstanding
    Basic                                                  26,155        24,540
===============================================================================
    Diluted                                                26,159        24,540
===============================================================================

Basic and diluted earnings per common share              $   0.02      $  (0.38)
===============================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     (Unaudited)
                                                                       March 31,       Dec. 31,
                                                                            2003           2002
-----------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $  27,226      $   4,118
Marketable securities                                                      2,530          2,677
Receivables, net of allowance for doubtful accounts of
    $5,538 and $5,124, respectively                                       40,114         42,211
Receivables from related parties                                           1,590          1,542
Inventories, net                                                          10,645         10,498
Deferred subscription acquisition costs                                   12,754         12,038
Other current assets                                                       8,500         11,296
-----------------------------------------------------------------------------------------------
    Total current assets                                                 103,359         84,380
-----------------------------------------------------------------------------------------------
Property and equipment, net                                               11,305         11,716
Programming costs, net                                                    53,878         52,347
Goodwill                                                                 111,893        111,893
Trademarks                                                                55,570         55,219
Distribution agreements, net of accumulated amortization
    of $7,945 and $6,598, respectively                                    32,937         34,284
Other noncurrent assets                                                   25,483         19,882
-----------------------------------------------------------------------------------------------
Total assets                                                           $ 394,425      $ 369,721
===============================================================================================

Liabilities
Financing obligations                                                  $      --      $   6,402
Financing obligations to related parties                                      --         17,235
Acquisition liabilities                                                   11,870         13,427
Accounts payable                                                          17,607         24,596
Accrued salaries, wages and employee benefits                              4,024         10,419
Deferred revenues                                                         53,091         52,633
Other liabilities and accrued expenses                                    17,408         17,648
-----------------------------------------------------------------------------------------------
    Total current liabilities                                            104,000        142,360
-----------------------------------------------------------------------------------------------
Financing obligations                                                    115,000         58,865
Financing obligations to related parties                                      --         10,000
Acquisition liabilities                                                   27,738         39,685
Net deferred tax liabilities                                              12,744         12,375
Other noncurrent liabilities                                               9,827          8,904
-----------------------------------------------------------------------------------------------
    Total liabilities                                                    269,309        272,189
-----------------------------------------------------------------------------------------------
Minority interests                                                        36,905          9,717

Shareholders' equity
Common stock, $0.01 par value
    Class A voting - 7,500,000 shares authorized; 4,864,102 issued            49             49
    Class B nonvoting - 30,000,000 shares authorized; 21,427,777
      and 21,422,321 issued, respectively                                    214            214
Capital in excess of par value                                           142,535        146,091
Accumulated deficit                                                      (53,428)       (54,060)
Unearned compensation - restricted stock                                      --         (2,713)
Accumulated other comprehensive loss                                      (1,159)        (1,766)
-----------------------------------------------------------------------------------------------
    Total shareholders' equity                                            88,211         87,815
-----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $ 394,425      $ 369,721
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

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the Quarters Ended March 31 (Unaudited)
                                 (In thousands)

                                                                            2003          2002
----------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                      $     632      $ (9,387)
Adjustments to reconcile net income (loss) to net cash provided by
  (used for) operating activities:
    Depreciation of property and equipment                                 1,009         1,091
    Amortization of intangible assets                                      2,185         1,812
    Amortization of investments in entertainment programming               9,523         9,352
    Amortization of deferred financing fees                                  275           240
    Debt extinguishment expenses                                           3,263            --
    Deferred income taxes                                                   (153)        6,128
    Net change in operating assets and liabilities                        (9,754)        7,294
    Investments in entertainment programming                             (12,399)      (10,551)
    Other, net                                                               806           487
----------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                      (4,613)        6,466
----------------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                                                       36         1,118
Additions to property and equipment                                         (623)         (451)
Other, net                                                                    (3)          (58)
----------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                        (590)          609
----------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                      115,000            --
Repayment of financing obligations                                       (65,767)      (11,068)
Payment of debt extinguishment expenses                                     (355)           --
Payment of acquisition liabilities                                       (14,219)           --
Payment of deferred financing fees                                        (6,370)         (250)
Other, net                                                                    22           153
----------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                      28,311       (11,165)
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      23,108        (4,090)
Cash and cash equivalents at beginning of period                           4,118         4,610
----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $  27,226      $    520
==============================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)   BASIS OF PREPARATION

      The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring and other adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Form 10-K Annual Report for the fiscal year ended December 31, 2002. Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

(B)   RESTRUCTURING EXPENSES

      In 2002, we announced a Company-wide restructuring initiative in order to reduce our ongoing operating expenses. The restructuring resulted in a workforce reduction of approximately 11%, or 70 positions. In connection with the restructuring, we reported a $5.7 million charge in 2002, of which $2.9 million related to the termination of 53 employees. The remaining positions were eliminated through attrition. The initiative also involved consolidation of our office space in Los Angeles and Chicago, resulting in a charge of $2.8 million. Of the total $5.7 million of costs related to this restructuring plan, approximately $1.3 million was paid by March 31, 2003, with most of the remainder to be paid in 2003 with some payments continuing through 2007.

      In 2001, we implemented a restructuring plan in anticipation of a continuing weak economy. The plan included a reduction in workforce coupled with vacating portions of certain office facilities by combining operations for greater efficiency, refocusing sales and marketing, outsourcing some operations and reducing overhead expenses. Total restructuring charges of $4.6 million were recorded, including, in 2002, a $0.9 million unfavorable adjustment to the previous estimate due primarily to a change in sublease assumptions. The restructuring resulted in a workforce reduction of approximately 15%, or 104 positions, with more than half of these employees from the Online Group. Of the $4.6 million charge, $2.6 million related to the termination of 88 employees. The remaining positions were eliminated through attrition. The charge also included $2.0 million related to the excess space in our Chicago and New York offices. Of the total $4.6 million of costs related to this restructuring plan, approximately $3.6 million was paid by March 31, 2003, with most of the remainder to be paid in 2003 with some payments continuing through 2007.

(C)   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share, or EPS, (in thousands, except per share amounts):

                                                                 (Unaudited)
                                                               Quarters Ended
                                                                  March 31,
                                                           --------------------
                                                              2003         2002
-------------------------------------------------------------------------------
Numerator:
For basic and diluted EPS - net income (loss)              $   632     $ (9,387)
===============================================================================

Denominator:
For basic EPS - weighted-average shares                     26,155       24,540
-------------------------------------------------------------------------------
  Effect of dilutive potential common shares:
    Stock options and other                                      4           --
-------------------------------------------------------------------------------
      Dilutive potential common shares                           4           --
-------------------------------------------------------------------------------
For diluted EPS - adjusted weighted-average shares          26,159       24,540
===============================================================================

Basic and diluted EPS                                      $  0.02     $  (0.38)
===============================================================================

The following table represents the approximate number of shares related to options to purchase our Class B common stock, or Class B stock, and Class B restricted stock awards that were outstanding which were not included in the computation of diluted EPS as the inclusion of these shares would have been antidilutive (in thousands):

                                                                 (Unaudited)
                                                               Quarters Ended
                                                                  March 31,
                                                           ---------------------
                                                             2003           2002
--------------------------------------------------------------------------------
Stock options                                               3,165          2,495
Restricted stock awards                                        --            260
--------------------------------------------------------------------------------
Total                                                       3,165          2,755
================================================================================

      On May 1, 2003, $10.0 million of PEI Holdings, Inc., or Holdings, Series A Preferred Stock held by Hugh M. Hefner, along with accumulated dividends of $0.1 million, were exchanged for 1,122,209 shares of Playboy Class B stock.

(D)   INVENTORIES, NET

Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                      (Unaudited)
                                                        March 31,       Dec. 31,
                                                             2003           2002
--------------------------------------------------------------------------------
Paper                                                     $ 2,768        $ 2,470
Editorial and other prepublication costs                    5,845          5,992
Merchandise finished goods                                  2,032          2,036
--------------------------------------------------------------------------------
Total inventories, net                                    $10,645        $10,498
================================================================================

(E)   MINORITY INTERESTS

      Our Condensed Consolidated Balance Sheets reflected "Minority interests" of $36.9 million and $9.7 million at March 31, 2003 and December 31, 2002, respectively. The amount at March 31, 2003 included two series of Holdings preferred stock, which were issued in March 2003 as discussed below, and a series of preferred stock of Playboy.com, Inc., or Playboy.com. In connection with the sale of the senior secured notes in March 2003, we restructured the outstanding indebtedness of Playboy.com owed to Mr. Hefner. Three promissory notes in the aggregate of $27.2 million were extinguished in exchange for $0.5 million in cash and two series of Holdings preferred stock. On May 1, 2003, we exchanged the Holdings Series A Preferred Stock for 1,122,209 shares of Playboy Class B stock and exchanged the Holdings Series B Preferred Stock for 1,674 shares of a new series of preferred stock of Playboy, which we refer to as Playboy Preferred Stock.

(F)   CONTINGENCIES

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

(G)   STOCK-BASED COMPENSATION

The following pro forma information presents our net income (loss) and basic and diluted EPS assuming stock-based compensation expense had been determined consistent with Statement 123, Accounting for Stock-Based Compensation (in thousands, except per share amounts):

                                                             (Unaudited)
                                                           Quarters Ended
                                                              March 31,
                                                      -------------------------
                                                           2003            2002
-------------------------------------------------------------------------------
Net income (loss)
   As reported                                        $     632       $  (9,387)
   Pro forma                                               (425)         (9,865)

Basic and diluted EPS
   As reported                                             0.02           (0.38)
   Pro forma                                          $   (0.02)      $   (0.40)
-------------------------------------------------------------------------------

(H)   SEGMENT INFORMATION

The following table represents financial information by reportable segment (in thousands):

                                                             (Unaudited)
                                                           Quarters Ended
                                                              March 31,
                                                      -------------------------
                                                           2003            2002
-------------------------------------------------------------------------------
Net revenues
Entertainment                                         $  33,203       $  30,651
Publishing                                               26,634          26,658
Online                                                    9,240           6,383
Licensing                                                 5,204           2,455
-------------------------------------------------------------------------------
Total                                                 $  74,281       $  66,147
===============================================================================
Income (loss) before income taxes
Entertainment                                         $   7,952       $   8,961
Publishing                                                  507            (368)
Online                                                      320          (3,588)
Licensing                                                 3,571             827
Corporate Administration and Promotion                   (2,900)         (3,583)
Investment income                                            56              39
Interest expense                                         (3,562)         (4,472)
Amortization of deferred financing fees                    (275)           (240)
Minority interest                                          (452)           (421)
Debt extinguishment expenses                             (3,263)             --
Other, net                                                  (72)            (88)
-------------------------------------------------------------------------------
Total                                                 $   1,882       $  (2,933)
===============================================================================

                                                    (Unaudited)
                                                      March 31,        Dec. 31,
                                                           2003            2002
-------------------------------------------------------------------------------
Identifiable assets
Entertainment                                         $ 263,677       $ 263,416
Publishing                                               39,568          43,861
Online                                                    3,766           4,047
Licensing                                                 5,207           4,726
Catalog                                                      --              36
Corporate Administration and Promotion (1)               82,207          53,635
-------------------------------------------------------------------------------
Total (1)                                             $ 394,425       $ 369,721
===============================================================================

(1) The increase in identifiable assets since December 31, 2002 was primarily due to proceeds from the issuance of senior secured notes in March 2003.

(I)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      On March 11, 2003, Holdings issued $115.0 million of 11.00% senior secured notes due 2010. The payment obligations under the senior secured notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by us and by substantially all of our domestic subsidiaries, referred to as the guarantors, excluding Playboy.com and its subsidiaries. All of our remaining subsidiaries, referred to as the nonguarantors, are wholly-owned by the guarantors except for Playboy.com, which is a majority-owned subsidiary. The following supplemental Condensed Consolidating Statements of Operations for the quarters ended March 31, 2003 and 2002 and the Condensed Consolidating Balance Sheets at March 31, 2003 and December 31, 2002 and the Condensed Consolidating Statements of Cash Flows for the quarters ended March 31, 2003 and 2002, present financial information for (a) us (carrying our investment in Holdings under the equity method), (b) Holdings (the issuer of the senior secured notes) (carrying its investment in the guarantors under the equity method), (c) on a combined basis the guarantors (carrying any investment in nonguarantors under the equity method) and (d) on a combined basis the nonguarantors. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the guarantors are not material to investors. In general, Holdings has entered into third-party borrowings and financed its subsidiaries via intercompany accounts. All intercompany activity has been included as "Net receipts from (payments to) subsidiaries" in the Condensed Consolidating Statements of Cash Flows. In certain cases, taxes have been calculated on the basis of a group position that includes both guarantors and nonguarantors. In such cases, the taxes have been allocated to individual legal entities based upon each legal entity's actual contribution to the tax provision.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                   Quarter Ended March 31, 2003 (Unaudited)
                                            ---------------------------------------------------------------------------------------
                                                   Playboy        PEI                           Non-                        Playboy
                                              Enterprises,   Holdings       Guarantor      Guarantor                   Enterprises,
                                             Inc. (Parent)   (Issuer)    Subsidiaries   Subsidiaries   Eliminations            Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                       $    --    $    --        $ 60,520       $ 17,978      $ (4,217)        $ 74,281
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                        --         --         (42,321)       (14,197)        4,217          (52,301)
   Selling and administrative expenses                  --         --          (9,949)        (2,581)           --          (12,530)
-----------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                          --         --         (52,270)       (16,778)        4,217          (64,831)
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                        --         --           8,250          1,200            --            9,450
-----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                    --         --              67             22           (33)              56
   Interest expense                                     --     (1,772)         (1,353)          (470)           33           (3,562)
   Amortization of deferred
      financing fees                                    --       (251)             --            (24)           --             (275)
   Minority interest                                  (119)        --            (333)            --            --             (452)
   Debt extinguishment expenses                         --     (3,060)             --           (203)           --           (3,263)
   Equity income (loss) from subsidiaries              751      5,841             (65)            --        (6,527)              --
   Other, net                                           --         (7)            (27)           (38)           --              (72)
-----------------------------------------------------------------------------------------------------------------------------------
      Total nonoperating income (expense)              632        751          (1,711)          (713)       (6,527)          (7,568)
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                             632        751           6,539            487        (6,527)           1,882
Income tax expense                                      --         --            (698)          (552)           --           (1,250)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $   632    $   751        $  5,841       $    (65)     $ (6,527)        $    632
===================================================================================================================================

                                                                   Quarter Ended March 31, 2002 (Unaudited)
                                            ---------------------------------------------------------------------------------------
                                                   Playboy        PEI                           Non-                        Playboy
                                              Enterprises,   Holdings       Guarantor      Guarantor                   Enterprises,
                                             Inc. (Parent)   (Issuer)    Subsidiaries   Subsidiaries   Eliminations            Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                       $    --    $    --        $ 59,527       $  6,676      $    (56)        $ 66,147
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                        --         --         (42,535)        (7,411)           56          (49,890)
   Selling and administrative expenses                  --         --         (11,178)        (2,830)           --          (14,008)
-----------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                          --         --         (53,713)       (10,241)           56          (63,898)
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                 --         --           5,814         (3,565)           --            2,249
-----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                    --         --              25             14            --               39
   Interest expense                                     --     (1,555)         (2,376)          (541)           --           (4,472)
   Amortization of deferred
      financing fees                                    --       (232)             --             (8)           --             (240)
   Minority interest                                    --         --            (421)            --            --             (421)
   Equity loss from subsidiaries                    (9,387)    (7,600)         (4,124)            --        21,111               --
   Other, net                                           --         --             (88)            --            --              (88)
-----------------------------------------------------------------------------------------------------------------------------------
      Total nonoperating expense                    (9,387)    (9,387)         (6,984)          (535)       21,111           (5,182)
-----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                            (9,387)    (9,387)         (1,170)        (4,100)       21,111           (2,933)
Income tax expense                                      --         --          (6,430)           (24)           --           (6,454)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                           $(9,387)   $(9,387)       $ (7,600)      $ (4,124)     $ 21,111         $ (9,387)
===================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                           March 31, 2003 (Unaudited)
                                 (In thousands)

                                                  Playboy           PEI                          Non-                        Playboy
                                             Enterprises,      Holdings      Guarantor      Guarantor                   Enterprises,
                                            Inc. (Parent)      (Issuer)   Subsidiaries   Subsidiaries    Eliminations           Inc.
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                        $     --      $     --      $  22,945       $  4,281       $      --       $ 27,226
Marketable securities                                  --            --          2,530             --              --          2,530
Receivables, net of allowance for
   doubtful accounts                                   --            --         32,233          7,881              --         40,114
Receivables from related parties                       --            --         (7,340)         8,930              --          1,590
Inventories, net                                       --            --          9,600          1,045              --         10,645
Deferred subscription acquisition
   costs                                               --            --         12,754             --              --         12,754
Other current assets                                   --            --          7,325          1,175              --          8,500
------------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                --            --         80,047         23,312              --        103,359
------------------------------------------------------------------------------------------------------------------------------------
Receivables from affiliates                            --       136,249         50,375             --        (186,624)            --
Property and equipment, net                            --            --         10,186          1,119              --         11,305
Programming costs, net                                 --            --         53,089            789              --         53,878
Goodwill                                               --            --        111,370            523              --        111,893
Trademarks                                             --            --         55,570             --              --         55,570
Distribution agreements, net of
   accumulated amortization                            --            --         32,937             --              --         32,937
Investment in subsidiaries                        115,065        88,211        (44,020)            --        (159,256)            --
Other noncurrent assets                                --         8,497         16,957             29              --         25,483
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                     $115,065      $232,957      $ 366,511       $ 25,772       $(345,880)      $394,425
====================================================================================================================================

Liabilities
Acquisition liabilities                          $     --      $     --      $  10,763       $  1,107       $      --       $ 11,870
Accounts payable                                       --         2,189         11,278          4,140              --         17,607
Accrued salaries, wages and
   employee benefits                                   --            --          3,875            149              --          4,024
Deferred revenues                                      --            --         47,795          5,296              --         53,091
Other liabilities and accrued expenses                 --           703         14,610          2,095              --         17,408
------------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                           --         2,892         88,321         12,787              --        104,000
------------------------------------------------------------------------------------------------------------------------------------
Financing obligations                                  --       115,000             --             --              --        115,000
Financing obligations to affiliates                    --            --        136,249         50,375        (186,624)            --
Acquisition liabilities                                --            --         21,108          6,630              --         27,738
Net deferred tax liabilities                           --            --         12,744             --              --         12,744
Other noncurrent liabilities                           --            --          9,827             --              --          9,827
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                      --       117,892        268,249         69,792        (186,624)       269,309
------------------------------------------------------------------------------------------------------------------------------------
Minority interests                                 26,854            --         10,051             --              --         36,905

Shareholders' equity
------------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                      88,211       115,065         88,211        (44,020)       (159,256)        88,211
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                          $115,065      $232,957      $ 366,511       $ 25,772       $(345,880)      $394,425
====================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                          December 31, 2002 (Unaudited)
                                 (In thousands)

                                                  Playboy           PEI                          Non-                        Playboy
                                             Enterprises,      Holdings      Guarantor      Guarantor                   Enterprises,
                                            Inc. (Parent)      (Issuer)   Subsidiaries   Subsidiaries    Eliminations           Inc.
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                         $    --      $     --      $  (1,908)      $  6,026       $      --       $  4,118
Marketable securities                                  --            --          2,677             --              --          2,677
Receivables, net of allowance for
   doubtful accounts                                   --            --         33,286          8,925              --         42,211
Receivables from related parties                       --            --         (6,926)         8,468              --          1,542
Inventories, net                                       --            --          9,489          1,009              --         10,498
Deferred subscription acquisition
   costs                                               --            --         12,038             --              --         12,038
Other current assets                                   --           905          9,387          1,004              --         11,296
------------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                --           905         58,043         25,432              --         84,380
------------------------------------------------------------------------------------------------------------------------------------
Receivables from affiliates                            --        63,603         27,598             --         (91,201)            --
Property and equipment, net                            --            --         10,432          1,284              --         11,716
Programming costs, net                                 --            --         51,633            714              --         52,347
Goodwill                                               --            --        111,370            523              --        111,893
Trademarks                                             --            --         55,219             --              --         55,219
Distribution agreements, net of
   accumulated amortization                            --            --         34,284             --              --         34,284
Investment in subsidiaries                         87,815        87,815        (47,864)            --        (127,766)            --
Other noncurrent assets                                --         1,990         17,723            169              --         19,882
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                      $87,815      $154,313      $ 318,438       $ 28,122       $(218,967)      $369,721
====================================================================================================================================

Liabilities
Financing obligations                             $    --      $  6,402      $      --       $     --       $      --       $  6,402
Financing obligations to related parties               --            --             --         17,235              --         17,235
Acquisition liabilities                                --            --         12,525            902              --         13,427
Accounts payable                                       --            --         18,281          6,315              --         24,596
Accrued salaries, wages and
   employee benefits                                   --            --         10,046            373              --         10,419
Deferred revenues                                      --            --         48,377          4,256              --         52,633
Other liabilities and accrued expenses                 --         1,231         15,018          1,399              --         17,648
------------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                           --         7,633        104,247         30,480              --        142,360
------------------------------------------------------------------------------------------------------------------------------------
Financing obligations                                  --        58,865             --             --              --         58,865
Financing obligations to related parties               --            --             --         10,000              --         10,000
Financing obligations to affiliates                    --            --         63,603         27,598         (91,201)            --
Acquisition liabilities                                --            --         31,777          7,908              --         39,685
Net deferred tax liabilities                           --            --         12,375             --              --         12,375
Other noncurrent liabilities                           --            --          8,904             --              --          8,904
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                      --        66,498        220,906         75,986         (91,201)       272,189
------------------------------------------------------------------------------------------------------------------------------------
Minority interests                                     --            --          9,717             --              --          9,717

Shareholders' equity
------------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                      87,815        87,815         87,815        (47,864)       (127,766)        87,815
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                           $87,815      $154,313      $ 318,438       $ 28,122       $(218,967)      $369,721
====================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Quarter Ended March 31, 2003 (Unaudited)
                                        --------------------------------------------------------------------------------------------
                                              Playboy            PEI                            Non-                        Playboy
                                         Enterprises,       Holdings        Guarantor      Guarantor                   Enterprises,
                                        Inc. (Parent)       (Issuer)     Subsidiaries   Subsidiaries     Eliminations          Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                   $        --     $  (1,698)        $ (3,057)        $   142       $       --     $  (4,613)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                            --            --               36              --               --            36
Additions to property and equipment                --            --             (508)           (115)              --          (623)
Other, net                                         --            --               (6)              3               --            (3)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing
   activities                                      --            --             (478)           (112)              --          (590)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                --       115,000               --              --               --       115,000
Repayment of financing obligations                 --       (65,267)              --            (500)              --       (65,767)
Payment of debt extinguishment
   expenses                                        --          (355)              --              --               --          (355)
Payment of acquisition liabilities                 --            --          (13,145)         (1,074)              --       (14,219)
Payment of deferred financing fees                 --        (6,370)              --              --               --        (6,370)
Other, net                                         22            --               --              --               --            22
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   financing activities                            22        43,008          (13,145)         (1,574)              --        28,311
-----------------------------------------------------------------------------------------------------------------------------------
Net receipts from (payments to)
   subsidiaries                                   (22)      (41,310)          41,533            (201)              --            --
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
   and cash equivalents                            --            --           24,853          (1,745)              --        23,108
Cash and cash equivalents
   at beginning of period                          --            --           (1,908)          6,026               --         4,118
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                       $        --     $      --         $ 22,945         $ 4,281       $       --     $  27,226
===================================================================================================================================

                                                                     Quarter Ended March 31, 2002 (Unaudited)
                                        --------------------------------------------------------------------------------------------
                                              Playboy            PEI                            Non-                        Playboy
                                         Enterprises,       Holdings        Guarantor      Guarantor                   Enterprises,
                                        Inc. (Parent)       (Issuer)     Subsidiaries   Subsidiaries     Eliminations          Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                   $        --     $  (2,037)        $ 11,411         $(2,908)      $       --     $   6,466
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                            --            --            1,085              33               --         1,118
Additions to property and equipment                --            --             (332)           (119)              --          (451)
Other, net                                         --            --              (58)             --               --           (58)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   investing activities                            --            --              695             (86)              --           609
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Repayment of financing obligations                 --       (11,068)              --              --               --       (11,068)
Payment of deferred financing fees                 --          (100)              --            (150)              --          (250)
Other, net                                        153            --               --              --               --           153
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   financing activities                           153       (11,168)              --            (150)              --       (11,165)
-----------------------------------------------------------------------------------------------------------------------------------
Net receipts from (payments to)
   subsidiaries                                  (153)       13,205          (12,427)           (625)              --            --
-----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash
   equivalents                                     --            --             (321)         (3,769)              --        (4,090)
Cash and cash equivalents
   at beginning of period                          --            --              456           4,154               --         4,610
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                       $        --     $      --         $    135         $   385       $       --     $     520
===================================================================================================================================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table represents our results of operations (in millions, except per share amounts):

                                                              Quarters Ended
                                                                 March 31,
                                                       ------------------------
                                                           2003            2002
-------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                                $   23.4        $   24.8
   International TV                                         8.5             3.2
   Worldwide home video                                     1.1             2.6
   Movies and other                                         0.2              --
-------------------------------------------------------------------------------
   Total Entertainment                                     33.2            30.6
-------------------------------------------------------------------------------
Publishing
   Playboy magazine                                        22.4            22.7
   Other domestic publishing                                2.9             2.7
   International publishing                                 1.3             1.3
-------------------------------------------------------------------------------
   Total Publishing                                        26.6            26.7
-------------------------------------------------------------------------------
Online
   Subscriptions                                            4.1             2.0
   E-commerce                                               3.9             3.0
   Other                                                    1.3             1.4
-------------------------------------------------------------------------------
   Total Online                                             9.3             6.4
-------------------------------------------------------------------------------
Licensing                                                   5.2             2.4
-------------------------------------------------------------------------------
Total net revenues                                     $   74.3        $   66.1
===============================================================================
Net income (loss)
Entertainment
   Before programming expense                          $   17.5        $   18.4
   Programming expense                                     (9.5)           (9.4)
-------------------------------------------------------------------------------
   Total Entertainment                                      8.0             9.0
-------------------------------------------------------------------------------
Publishing                                                  0.5            (0.4)
-------------------------------------------------------------------------------
Online                                                      0.3            (3.6)
-------------------------------------------------------------------------------
Licensing                                                   3.6             0.8
-------------------------------------------------------------------------------
Corporate Administration and Promotion                     (2.9)           (3.6)
-------------------------------------------------------------------------------
Operating income                                            9.5             2.2
-------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                        0.1             0.1
   Interest expense                                        (3.6)           (4.5)
   Amortization of deferred financing fees                 (0.3)           (0.2)
   Minority interest                                       (0.4)           (0.4)
   Debt extinguishment expenses                            (3.3)             --
   Other, net                                              (0.1)           (0.1)
-------------------------------------------------------------------------------
Total nonoperating expense                                 (7.6)           (5.1)
-------------------------------------------------------------------------------
Income (loss) before income taxes                           1.9            (2.9)
Income tax expense                                         (1.3)           (6.5)
-------------------------------------------------------------------------------
Net income (loss)                                      $    0.6        $   (9.4)
===============================================================================
Basic and diluted EPS                                  $   0.02        $  (0.38)
===============================================================================

      Our revenues increased primarily due to higher subscription revenues in the Online Group and the sale of an original Salvador Dali painting in the Licensing Group in the current year quarter. The comparison also reflected the expected increase of Entertainment Group revenues as a result of consolidating Playboy TV International, LLC, or PTVI, in the current year quarter in connection with the December 2002 restructuring of the ownership of our international TV joint ventures.

      The significant improvement in operating income for the quarter was due to better performance from the Online, Licensing and Publishing Groups. Lower Corporate Administration and Promotion expenses also contributed.

      We reported net income of $0.6 million for the current year quarter compared to a net loss of $9.4 million in the prior year quarter. The current year quarter included $3.3 million of debt extinguishment expenses in connection with our former financing obligations. The prior year quarter included a $5.8 million noncash income tax charge related to our adoption of Statement 142, Goodwill and Other Intangible Assets.

      Several of our businesses can experience variations in quarterly performance. As a result, our performance in any quarter is not necessarily reflective of full-year or longer-term trends. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter depending on economic conditions, product introductions by advertising customers, holiday issues and changes in advertising buying patterns. E-commerce revenues are typically impacted by the holiday buying season and decreased Internet traffic during the summer months.

ENTERTAINMENT GROUP

      The following discussion focuses on the profit contribution of each of our Entertainment Group businesses before programming expense.

      Revenues from our domestic TV networks business decreased $1.4 million, or 5%, in part due to digital churn related to customer resistance to pricing, which results in reduced audience access. In addition, consistent with the experience of other pay content providers, theft of service, particularly on DTH platforms, is negatively impacting buy rates. The operators are clearly focusing greater efforts on this issue. Profit contribution decreased $1.0 million primarily due to the decrease in revenues combined with higher distribution costs, partially offset by lower marketing costs.

Our networks were available as follows:

                                              March 31,        Dec. 31,      March 31,
Household units (in millions) (1)                  2003            2002           2002
--------------------------------------------------------------------------------------
Domestic TV
    Playboy TV
       DTH                                         19.9            19.2           18.7
       Cable digital                               15.1            14.0           11.4
       Cable analog addressable                     4.8             5.7            7.7
    Playboy TV en Espanol (2)
       DTH                                          7.4             7.0             --
       Cable digital                                2.8             2.7             --
    Movie Networks
       DTH                                         39.5            38.4           36.7
       Cable digital                               39.6            36.9           30.6
       Cable analog addressable                     9.4            10.8           17.7
International TV                                   33.3            30.9           30.4
--------------------------------------------------------------------------------------

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

      Profit contribution from our international TV business increased $1.0 million on a $5.3 million increase in revenues as the current year quarter was the first quarter where we consolidated international TV operations as a result of the December 2002 restructuring of the ownership of our international TV joint ventures. The prior year quarter included $3.2 million in licensing fees from the PTVI joint venture, at which time we owned a minority interest.

      Profit contribution from our worldwide home video business decreased $0.9 million on a $1.5 million, or 56%, decrease in revenues primarily due to a large sale of backlist titles in the prior year quarter combined with fewer titles released in the current year quarter. Revenues from this business are expected to continue to be lower compared to the prior year.

PUBLISHING GROUP

      Playboy magazine revenues decreased $0.3 million, or 1%, due to slightly lower advertising revenues as a result of fewer ad pages. Ad sales for the 2003 second quarter magazine issues are closed, and we expect to report 2% lower ad revenues and 12% fewer ad pages compared to the 2002 second quarter. However, ad sales are expected to be higher for the full year 2003 compared to 2002. Circulation revenues were basically flat as lower subscription revenues were mostly offset by higher newsstand revenues.

      Revenues from our other domestic publishing businesses increased $0.2 million, or 9%, primarily due to up-pricing of special editions.

      The group's segment performance increased $0.9 million as lower manufacturing costs, driven by fewer pages and lower paper prices, combined with lower editorial costs more than offset a decrease in advertising profitability.

ONLINE GROUP

      The Online Group's revenues increased $2.9 million, or 45%, as subscription revenues more than doubled to $4.1 million mainly due to the growth of Playboy Cyber Club, in terms of both up-pricing and members, as well as the launch of new clubs. Additionally, e-commerce revenues were $0.9 million, or 33%, higher as a result of the timing of Spice and Playboy mailings. The group reported segment income of $0.3 million in the current year quarter compared to a loss of $3.6 million in the prior year quarter. This improvement was attributable to the higher revenues combined with a lower cost structure.

LICENSING GROUP

      Segment income from our Licensing Group increased $2.8 million on a revenue increase of the same primarily due to the sale of an original painting by Salvador Dali for $1.9 million. Higher royalties from our international licensed branded products business also contributed to the improvements.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses decreased $0.7 million, or 19%, in part reflecting our continued focus on cost control measures.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2003, we had $27.2 million in cash and cash equivalents and $115.0 million in total financing obligations compared to $4.1 million in cash and cash equivalents and $92.5 million in total financing obligations at December 31, 2002. The financing obligations at December 31, 2002 included $27.2 million in obligations payable to Mr. Hefner. As discussed below, we and Mr. Hefner agreed to exchange his $27.2 million of promissory notes issued by Playboy.com for a cash payment of $0.5 million and $26.7 million in preferred stock, issued by one of our subsidiaries, Holdings.

      Our liquidity requirements are being provided by the cash and cash equivalents generated from our private offering of $115.0 million in aggregate principal amount of senior secured notes. In addition, we have a $20.0 million revolving credit facility. At March 31, 2003, there were no borrowings and $11.6 million in letters of credit outstanding under this facility.

DEBT FINANCINGS

      On March 11, 2003, we completed the private offering of $115.0 million in aggregate principal amount of senior secured notes through one of our subsidiaries, Holdings. The notes mature on March 15, 2010 and bear interest at the rate of 11.00% per annum, with interest payable on March 15th and September 15th of each year, beginning September 15, 2003. On March 11, 2003, Holdings also entered into a new revolving credit facility, through which we are permitted to borrow up to $20.0 million in revolving borrowings, issue letters of credit or a combination of both.

FINANCING FROM RELATED PARTY

      At December 31, 2002, Playboy.com had an aggregate of $27.2 million of outstanding indebtedness to Mr. Hefner in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured. One promissory note, in the amount of $10.0 million, was extinguished in exchange for shares of a new series of Series A preferred stock of Holdings, which we refer to as the Holdings Series A Preferred Stock, with an aggregate stated value of $10.0 million. We were required to exchange the Holdings Series A Preferred Stock for shares of Playboy Class B stock. The two other promissory notes, in a combined principal amount of $17.2 million, were extinguished in exchange for $0.5 million in cash and shares of a new series of Series B preferred stock of Holdings, which we refer to as the Holdings Series B Preferred Stock, with an aggregate stated value of $16.7 million. We were required to exchange the Holdings Series B Preferred Stock for shares of Playboy Preferred Stock.

      In order to issue the Playboy Preferred Stock, we were required to amend our certificate of incorporation to authorize the issuance, which we refer to as the certificate amendment. In accordance with applicable law, Mr. Hefner, the holder of more than a majority of our outstanding Class A voting common stock, approved the certificate amendment by written consent. Under federal securities laws, the certificate amendment could not become effective prior to the 20th calendar day following the mailing to our stockholders of an information statement that complied with applicable Securities and Exchange Commission rules. This information statement was mailed on April 10, 2003. As a result, on May 1, 2003, we filed an amendment to our certificate of incorporation and exchanged the Holdings Series A Preferred Stock for 1,122,209 shares of Playboy Class B stock and exchanged the Holdings Series B Preferred Stock for 1,674 shares of Playboy Preferred Stock, in each case in accordance with the terms of the Holdings Series A and B Preferred Stock, respectively.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used for operating activities was $4.6 million for the quarter primarily due to a reduction in accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $0.6 million for the quarter primarily due to additions to property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities was $28.3 million for the quarter principally due to proceeds of $115.0 million related to the private offering of senior secured notes, partially offset by payment of $6.4 million of related financing fees, repayment of former financing obligations of $65.8 million and payment of $14.2 million of acquisition liabilities.

FORWARD-LOOKING STATEMENTS

      This Form 10-Q Quarterly Report contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. We use words such as "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues" and other similar terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

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

(6) the dilution from any potential issuance of additional common stock in connection with financings or acquisitions;

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

(12) the impact of industry consolidation, any decline in our access to, and acceptance by, DTH and/or cable systems and the possible resulting deterioration in the terms, cancellation of fee arrangements or pressure on margin splits with operators of these systems;

(13) risks that we may not realize the expected operating efficiencies, synergies, increased sales and profits and other benefits from acquisitions and the restructuring of our international TV joint ventures;

(14) risks associated with the impact that the financial condition of Claxson Interactive Group Inc., our venture partner, may have on our Playboy TV-Latin America, LLC joint venture;

(15)  increases in paper or printing costs;

(16) effects of the national consolidation of the single-copy magazine distribution system; and

(17) uncertainty of the viability of the Internet subscription, e-commerce, advertising and gaming businesses.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Effective with the refinancing of our financing obligations, which occurred on March 11, 2003, we no longer have any floating interest rate exposure. All of our current debt is represented by the senior secured notes, which are fixed rate obligations. Therefore, the fair value of the $115.0 million senior secured notes will be influenced by changes in market rates and our credit quality. As of March 31, 2003, the fair value of the notes approximated their carrying value.

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

      On May 17, 2001, Logix Development Corporation, or Logix, D. Keith Howington and Anne Howington filed suit in state court in Los Angeles County Superior Court in California against Spice Entertainment Companies, Inc., or Spice, Emerald Media, Inc., or EMI, Directrix, Inc., or Directrix, Colorado Satellite Broadcasting, Inc., New Frontier Media, Inc., J. Roger Faherty, Donald McDonald, Jr. and Judy Savar. On February 8, 2002, plaintiffs amended the complaint and added as a defendant Playboy, which acquired Spice in 1999. The complaint alleged 11 contract and tort causes of action arising principally out of a January 18, 1997 agreement between EMI and Logix in which EMI agreed to purchase certain explicit television channels broadcast over C-band satellite. The complaint further seeks damages from Spice based on Spice's alleged failure to provide transponder and uplink services to Logix. Playboy and Spice filed a motion to dismiss plaintiffs' complaint. The court sustained Playboy's motion as to plaintiffs' fraud and conspiracy claims, but not as to plaintiffs' claims of tortious interference with contract and imposition of constructive trust and granted plaintiffs leave to amend. On June 10, 2002, plaintiffs filed their first amended complaint. In the first amended complaint, plaintiffs allege that the various defendants, including Playboy and Spice, were alter egos of each other. The complaint purports to seek unspecified damages in excess of $10 million. On May 31, 2002, Directrix filed for bankruptcy and on July 8, 2002, Directrix removed the action to the Central District of California Bankruptcy Court. The case was subsequently remanded to state court on October 31, 2002. Discovery has only very recently resumed in the action. Playboy and Spice filed motions to dismiss the first amended complaint and a hearing on the motions took place on February 5, 2003. On April 4, 2003, the California Superior Court granted Playboy's motion to dismiss without leave to amend and a final judgment dismissing Playboy has been submitted to the court. Spice's motion to dismiss was denied, but we are moving for reconsideration of that ruling. We intend to vigorously defend against these claims and we believe we have good defenses to them. At this preliminary point in the action, however, it is not possible to determine if there is any potential liability or whether any liability may be material or is likely.

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

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number                          Description
--------------                          -----------

      3           Certificate of Incorporation of Playboy Enterprises, Inc.

      4 Certificate of Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock of Playboy Enterprises, Inc. (included in Exhibit 3)

      99 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      On January 7, 2003, we filed a Current Report on Form 8-K under Item 2., announcing the completion of the restructuring of the ownership of our international TV joint venture relationships with Claxson Interactive Group Inc., or the Claxson Restructuring Transaction, and filing as an exhibit thereto the related Transfer Agreement.

      On February 12, 2003, we filed a Current Report on Form 8-K under Item 5., filing as exhibits thereto the Second Amended and Restated Operating Agreement and the Program Supply and Trademark License Agreement entered into in connection with the Claxson Restructuring Transaction.

      On February 25, 2003, we filed an Amendment No. 1 on Form 8-K/A which updated the Form 8-K filed on January 7, 2003 to include the financial statements and pro forma financial information required by Item 7. of Form 8-K.

      On March 6, 2003, we filed a Current Report on Form 8-K under Item 5., announcing that we were pursuing a private offering of senior secured notes to be issued by Holdings, a subsidiary of ours.

      On March 6, 2003, we filed a Current Report on Form 8-K under Item 5., announcing the pricing of the private offering of $115.0 million in aggregate principal amount of senior secured notes by Holdings.

      On March 12, 2003, we filed a Current Report on Form 8-K under Item 5., announcing the completion of the private offering of $115.0 million in aggregate principal amount of senior secured notes by Holdings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PLAYBOY ENTERPRISES, INC.
                                                    (Registrant)


Date: May 13, 2003                            By  /s/ Linda Havard
      ------------                                ------------------------------
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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date: May 13, 2003                        /s/ Christie Hefner
      ------------                        ------------------------------------
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

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date: May 13, 2003                                   /s/ Linda Havard
      ------------                                   ---------------------------
                                             Name:   Linda G. Havard
                                             Title:  Executive Vice President,
                                                     Finance and Operations,
                                                     and Chief Financial Officer