Form 10-Q
period 2003-06-30
PLAYBOY ENTERPRISES INC
filed 2003-08-14
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

      At July 31, 2003, there were 4,864,102 shares of Class A common stock, par value $0.01 per share, and 22,574,058 shares of Class B common stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

             Condensed Consolidated Statements of Operations and
             Comprehensive Loss for the Quarters Ended
             June 30, 2003 and 2002 (Unaudited)                                3

             Condensed Consolidated Statements of Operations and
             Comprehensive Income (Loss) for the Six Months Ended
             June 30, 2003 and 2002 (Unaudited)                                4

             Condensed Consolidated Balance Sheets at June 30,
             2003 (Unaudited) and December 31, 2002                            5

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2003 and 2002 (Unaudited)               6

             Notes to Condensed Consolidated Financial Statements              7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            20

Item 4. Controls and Procedures                                               20

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                     21

Item 2. Changes in Securities and Use of Proceeds                             22

Item 4. Submission of Matters to a Vote of Security Holders                   22

Item 6. Exhibits and Reports on Form 8-K                                      23

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                   for the Quarters Ended June 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                              2003         2002
-------------------------------------------------------------------------------
Net revenues                                              $ 75,971     $ 70,566
-------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                           (56,229)     (54,417)
   Selling and administrative expenses                     (14,224)     (13,981)
-------------------------------------------------------------------------------
      Total costs and expenses                             (70,453)     (68,398)
-------------------------------------------------------------------------------
Operating income                                             5,518        2,168
-------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                           113           22
   Interest expense                                         (4,216)      (3,575)
   Amortization of deferred financing fees                    (372)        (239)
   Minority interest                                          (512)        (421)
   Debt extinguishment expenses                                 (1)          --
   Other, net                                                 (350)        (276)
-------------------------------------------------------------------------------
      Total nonoperating expense                            (5,338)      (4,489)
-------------------------------------------------------------------------------
Income (loss) before income taxes                              180       (2,321)
Income tax expense                                          (1,085)        (743)
-------------------------------------------------------------------------------
Net loss                                                      (905)      (3,064)
-------------------------------------------------------------------------------

Other comprehensive income (loss) (net of tax)
   Unrealized gain (loss) on marketable securities             417         (238)
   Unrealized loss on derivatives                              (10)        (455)
   Foreign currency translation adjustments                   (391)          --
-------------------------------------------------------------------------------
      Total other comprehensive income (loss)                   16         (693)
-------------------------------------------------------------------------------
Comprehensive loss                                        $   (889)    $ (3,757)
===============================================================================

Net loss                                                  $   (905)    $ (3,064)
Dividend requirements of preferred stock                      (223)          --
-------------------------------------------------------------------------------
Net loss applicable to common shareholders                $ (1,128)    $ (3,064)
===============================================================================

Basic and diluted weighted average number
   of common shares outstanding                             27,051       25,740
===============================================================================

Basic and diluted earnings per common share               $  (0.04)    $  (0.12)
===============================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                  for the Six Months Ended June 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                              2003         2002
-------------------------------------------------------------------------------
Net revenues                                             $ 150,252    $ 136,713
-------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                          (108,530)    (104,307)
   Selling and administrative expenses                     (26,754)     (27,989)
-------------------------------------------------------------------------------
      Total costs and expenses                            (135,284)    (132,296)
-------------------------------------------------------------------------------
Operating income                                            14,968        4,417
-------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                           169           61
   Interest expense                                         (7,778)      (8,047)
   Amortization of deferred financing fees                    (647)        (479)
   Minority interest                                          (964)        (842)
   Debt extinguishment expenses                             (3,264)          --
   Other, net                                                 (422)        (364)
-------------------------------------------------------------------------------
      Total nonoperating expense                           (12,906)      (9,671)
-------------------------------------------------------------------------------
Income (loss) before income taxes                            2,062       (5,254)
Income tax expense                                          (2,335)      (7,197)
-------------------------------------------------------------------------------
Net loss                                                      (273)     (12,451)
-------------------------------------------------------------------------------

Other comprehensive income (loss) (net of tax)
   Unrealized gain (loss) on marketable securities             262         (197)
   Unrealized gain (loss) on derivatives                       599           (7)
   Foreign currency translation adjustments                   (238)          --
-------------------------------------------------------------------------------
      Total other comprehensive income (loss)                  623         (204)
-------------------------------------------------------------------------------
Comprehensive income (loss)                              $     350    $ (12,655)
===============================================================================

Net loss                                                 $    (273)   $ (12,451)
Dividend requirements of preferred stock                      (223)          --
-------------------------------------------------------------------------------
Net loss applicable to common shareholders               $    (496)   $ (12,451)
===============================================================================

Basic and diluted weighted average number
   of common shares outstanding                             26,605       25,144
===============================================================================

Basic and diluted earnings per common share              $   (0.02)   $   (0.50)
===============================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                   (Unaudited)
                                                                      June 30,     Dec. 31,
                                                                          2003         2002
-------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                            $  32,422    $   4,118
Marketable securities                                                    2,959        2,677
Receivables, net of allowance for doubtful accounts of
   $4,797 and $5,124, respectively                                      41,953       42,211
Receivables from related parties                                         1,650        1,542
Inventories, net                                                        10,946       10,498
Deferred subscription acquisition costs                                 11,295       12,038
Other current assets                                                     9,356       11,296
-------------------------------------------------------------------------------------------
   Total current assets                                                110,581       84,380
-------------------------------------------------------------------------------------------
Property and equipment, net                                             10,294       11,716
Programming costs, net                                                  55,055       52,347
Goodwill                                                               111,893      111,893
Trademarks                                                              56,357       55,219
Distribution agreements, net of accumulated amortization
   of $509 and $6,598, respectively                                     32,631       34,284
Other noncurrent assets                                                 24,706       19,882
-------------------------------------------------------------------------------------------
Total assets                                                         $ 401,517    $ 369,721
===========================================================================================

Liabilities
Financing obligations                                                $      --    $   6,402
Financing obligations to related parties                                    --       17,235
Acquisition liabilities                                                 12,720       13,427
Accounts payable                                                        18,973       24,596
Accrued salaries, wages and employee benefits                            6,464       10,419
Deferred revenues                                                       52,040       52,633
Other liabilities and accrued expenses                                  20,158       17,648
-------------------------------------------------------------------------------------------
   Total current liabilities                                           110,355      142,360
-------------------------------------------------------------------------------------------
Financing obligations                                                  115,000       58,865
Financing obligations to related parties                                    --       10,000
Acquisition liabilities                                                 28,078       39,685
Net deferred tax liabilities                                            13,113       12,375
Other noncurrent liabilities                                            10,272        8,904
-------------------------------------------------------------------------------------------
   Total liabilities                                                   276,818      272,189
-------------------------------------------------------------------------------------------
Minority interest                                                       10,384        9,717

Shareholders' equity
Preferred stock, $10,000 par value - 10,000,000 shares authorized;
   1,674 issued                                                         16,959           --
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued           49           49
   Class B nonvoting - 30,000,000 shares authorized; 22,564,046
     and 21,422,321 issued, respectively                                   226          214
Capital in excess of par value                                         152,780      146,091
Accumulated deficit                                                    (54,556)     (54,060)
Unearned compensation - restricted stock                                    --       (2,713)
Accumulated other comprehensive loss                                    (1,143)      (1,766)
-------------------------------------------------------------------------------------------
   Total shareholders' equity                                          114,315       87,815
-------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           $ 401,517    $ 369,721
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

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the Six Months Ended June 30 (Unaudited)
                                 (In thousands)

                                                                   2003        2002
-----------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                      $    (273)   $(12,451)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Depreciation of property and equipment                         2,154       2,087
   Amortization of intangible assets                              3,278       3,624
   Amortization of investments in entertainment programming      19,549      19,684
   Amortization of deferred financing fees                          647         479
   Debt extinguishment expenses                                   3,264          --
   Deferred income taxes                                             69       6,520
   Net change in operating assets and liabilities                (5,239)      6,687
   Investments in entertainment programming                     (22,967)    (21,472)
   Other, net                                                       920          82
-----------------------------------------------------------------------------------
Net cash provided by operating activities                         1,402       5,240
-----------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                                             116       1,118
Additions to property and equipment                              (1,108)       (704)
Other, net                                                           (2)       (235)
-----------------------------------------------------------------------------------
Net cash provided by (used for) investing activities               (994)        179
-----------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                             115,000       2,500
Repayment of financing obligations                              (65,767)    (10,200)
Payment of debt extinguishment expenses                            (356)         --
Payment of acquisition liabilities                              (14,219)         --
Payment of deferred financing fees                               (6,909)       (250)
Other, net                                                          147         181
-----------------------------------------------------------------------------------
Net cash provided by (used for) financing activities             27,896      (7,769)
-----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             28,304      (2,350)
Cash and cash equivalents at beginning of period                  4,118       4,610
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $  32,422    $  2,260
===================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)   BASIS OF PREPARATION

      The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring and other adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

(B)   RESTRUCTURING EXPENSES

      In 2002, we announced a Company-wide restructuring initiative in order to reduce our ongoing operating expenses. The restructuring resulted in a workforce reduction of approximately 11%, or 70 positions. In connection with the restructuring, we reported a $5.7 million charge in 2002, of which $2.9 million related to the termination of 53 employees. The remaining positions were eliminated through attrition. The initiative also involved consolidation of our office space in Los Angeles and Chicago, resulting in a charge of $2.8 million. Approximately $2.5 million of the total $5.7 million of restructuring costs was paid by June 30, 2003, with most of the remainder to be paid in 2003 and 2004 and payments continuing through 2007.

      In 2001, we implemented a restructuring plan in anticipation of a continuing weak economy. The plan included a reduction in workforce coupled with vacating portions of certain office facilities by combining operations for greater efficiency, refocusing sales and marketing, outsourcing some operations and reducing overhead expenses. Total restructuring charges of $4.6 million were recorded, including, in 2002, a $0.9 million unfavorable adjustment to the previous estimate due primarily to a change in sublease assumptions. The restructuring resulted in a workforce reduction of approximately 15%, or 104 positions, with employees from the Online Group accounting for more than half of the workforce reduction. Of the $4.6 million charge, $2.6 million related to the termination of 88 employees. The remaining positions were eliminated through attrition. The charge also included $2.0 million related to excess space in our Chicago and New York offices. Of the total $4.6 million of costs related to this restructuring plan, approximately $3.7 million was paid by June 30, 2003, with most of the remainder to be paid in 2003 and payments continuing through 2007.

(C)   EARNINGS PER COMMON SHARE

The following table represents the approximate number of potential shares of our Class B common stock, or Class B stock, which were not included in the computation of diluted earnings per common share, or EPS, as the inclusion of these shares would have been antidilutive (in thousands):

                                             (Unaudited)           (Unaudited)
                                           Quarters Ended       Six Months Ended
                                               June 30,              June 30,
                                           --------------       ----------------
                                           2003       2002       2003       2002
--------------------------------------------------------------------------------
Stock options                             2,450      2,735      2,805      2,615
Convertible preferred stock               1,507         --      1,507         --
Restricted stock awards                      --        250         --        255
--------------------------------------------------------------------------------
Total                                     3,957      2,985      4,312      2,870
================================================================================

      As a result, the weighted average number of basic and diluted common shares outstanding for the quarters and six months ended June 30, 2003 and 2002 were equivalent.

(D)   INVENTORIES, NET

Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                      (Unaudited)
                                                         June 30,       Dec. 31,
                                                             2003           2002
--------------------------------------------------------------------------------
Paper                                                     $ 2,499        $ 2,470
Editorial and other prepublication costs                    6,485          5,992
Merchandise finished goods                                  1,962          2,036
--------------------------------------------------------------------------------
Total inventories, net                                    $10,946        $10,498
================================================================================

(E)   MINORITY INTEREST

      Our Condensed Consolidated Balance Sheets reflected "Minority interest" of $10.4 million and $9.7 million at June 30, 2003 and December 31, 2002, respectively. These amounts represented a series of preferred stock of Playboy.com, Inc., or Playboy.com.

      The amount at March 31, 2003 also included two series of PEI Holdings, Inc., or Holdings, preferred stock, which were issued in March 2003. In connection with a sale of senior secured notes in March 2003, we restructured the outstanding indebtedness of Playboy.com owed to Mr. Hefner. Three promissory notes in the aggregate of $27.2 million were extinguished in exchange for $0.5 million in cash and two series of Holdings preferred stock. On May 1, 2003, we exchanged the Series A preferred stock of Holdings, which we refer to as the Holdings Series A Preferred Stock, plus accumulated dividends for 1,122,209 shares of Playboy Class B stock and exchanged the Series B preferred stock of Holdings, which we refer to as the Holdings Series B Preferred Stock, for 1,674 shares of a new series of preferred stock of Playboy, which we refer to as Playboy Preferred Stock. The Playboy Preferred Stock accrues dividends at a rate of 8.0% per annum which are paid semi-annually.

(F)   CONTINGENCIES

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998 due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and $0.3 million for lost profits, respectively, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we are vigorously pursuing an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $7.7 million (which represents the amount of the judgment, costs and estimated pre- and post-judgment interest) in connection with the appeal. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained. In accordance with Statement of Financial Accounting Standards No., or Statement, 5, Accounting for Contingencies, no liability has been accrued.

(G)   STOCK-BASED COMPENSATION

The following pro forma information presents our net loss and basic and diluted EPS assuming stock-based compensation expense had been determined consistent with Statement 123, Accounting for Stock-Based Compensation (in thousands, except per share amounts):

                                                    (Unaudited)                     (Unaudited)
                                                  Quarters Ended                 Six Months Ended
                                                     June 30,                         June 30,
                                             -------------------------       -------------------------
                                                2003            2002            2003            2002
------------------------------------------------------------------------------------------------------
Net loss
   As reported                               $    (905)      $  (3,064)      $    (273)      $ (12,451)
   Pro forma (1)                                  (565)         (4,006)           (990)        (13,852)

Basic and diluted EPS
   As reported                                   (0.04)          (0.12)          (0.02)          (0.50)
   Pro forma (1)                             $   (0.03)      $   (0.15)      $   (0.05)      $   (0.55)
------------------------------------------------------------------------------------------------------

(1) Amounts for the current year quarter and six-month period reflect the cancellation of a significant number of stock options.

(H)   SEGMENT INFORMATION

The following table represents financial information by reportable segment (in thousands):

                                                    (Unaudited)                     (Unaudited)
                                                  Quarters Ended                 Six Months Ended
                                                     June 30,                         June 30,
                                             -------------------------       -------------------------
                                                2003            2002             2003          2002
------------------------------------------------------------------------------------------------------
Net revenues
Entertainment                                $  33,758       $  30,727       $  66,961       $  61,378
Publishing                                      28,804          26,988          55,438          53,646
Online                                           8,311           7,724          17,551          14,107
Licensing                                        5,098           5,127          10,302           7,582
------------------------------------------------------------------------------------------------------
Total                                        $  75,971       $  70,566       $ 150,252       $ 136,713
======================================================================================================
Income (loss) before income taxes
Entertainment                                $   6,526       $   8,135       $  14,478       $  17,096
Publishing                                       1,402            (973)          1,909          (1,341)
Online                                             104          (2,858)            424          (6,446)
Licensing                                        1,343           1,478           4,914           2,305
Corporate Administration and Promotion          (3,857)         (3,614)         (6,757)         (7,197)
Investment income                                  113              22             169              61
Interest expense                                (4,216)         (3,575)         (7,778)         (8,047)
Amortization of deferred financing fees           (372)           (239)           (647)           (479)
Minority interest                                 (512)           (421)           (964)           (842)
Debt extinguishment expenses                        (1)             --          (3,264)             --
Other, net                                        (350)           (276)           (422)           (364)
------------------------------------------------------------------------------------------------------
Total                                        $     180       $  (2,321)      $   2,062       $  (5,254)
======================================================================================================

                                                     (Unaudited)
                                                        June 30,        Dec. 31,
                                                            2003            2002
--------------------------------------------------------------------------------
Identifiable assets
Entertainment                                           $264,132        $263,416
Publishing                                                40,208          43,861
Online                                                     3,503           4,047
Licensing                                                  6,000           4,726
Catalog                                                       --              36
Corporate Administration and Promotion (1)                87,674          53,635
--------------------------------------------------------------------------------
Total (1)                                               $401,517        $369,721
================================================================================

(1) The increase in identifiable assets since December 31, 2002 was primarily due to proceeds from the issuance of senior secured notes in March 2003.

(I)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      On March 11, 2003, Holdings issued $115.0 million of 11.00% senior secured notes due in 2010. The payment obligations under the senior secured notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by us and by substantially all of our domestic subsidiaries, referred to as the guarantors, excluding Playboy.com and its subsidiaries. All of our remaining subsidiaries, referred to as the nonguarantors, are wholly-owned by the guarantors except for Playboy.com and its subsidiaries, which are majority-owned subsidiaries. The following supplemental Condensed Consolidating Statements of Operations for the quarters and six months ended June 30, 2003 and 2002, the Condensed Consolidating Balance Sheets at June 30, 2003 and December 31, 2002 and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2003 and 2002, present financial information for (a) us (carrying our investment in Holdings under the equity method), (b) Holdings, the issuer of the senior secured notes (carrying its investment in the guarantors under the equity method), (c) on a combined basis the guarantors (carrying any investment in nonguarantors under the equity method) and (d) on a combined basis the nonguarantors. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the guarantors are not material to investors. In general, Holdings has entered into third-party borrowings and financed its subsidiaries via intercompany accounts. All intercompany activity has been included as "Net receipts from (payments to) subsidiaries" in the Condensed Consolidating Statements of Cash Flows. In certain cases, taxes have been calculated on the basis of a group position that includes both guarantors and nonguarantors. In such cases, the taxes have been allocated to individual legal entities based upon each legal entity's actual contribution to the tax provision.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                     Quarter Ended June 30, 2003 (Unaudited)
                                          ----------------------------------------------------------------------------------------
                                                Playboy                                         Non-                       Playboy
                                           Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                          Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries    Eliminations          Inc.
----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                   $     --       $     --       $ 62,714       $ 17,238       $ (3,981)      $ 75,971
----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                     --             --        (47,031)       (13,179)         3,981        (56,229)
   Selling and administrative expenses               --             --        (11,442)        (2,782)            --        (14,224)
----------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                        --             --        (58,473)       (15,961)         3,981        (70,453)
----------------------------------------------------------------------------------------------------------------------------------
Operating income                                     --             --          4,241          1,277             --          5,518
----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                 --             --            131             12            (30)           113
   Interest expense                                  --         (3,173)        (1,043)           (30)            30         (4,216)
   Amortization of deferred
     financing fees                                  --           (372)            --             --             --           (372)
   Minority interest                               (178)            --           (334)            --             --           (512)
   Debt extinguishment expenses                      --             (1)            --             --             --             (1)
   Equity income (loss) from subsidiaries          (727)         2,947            845             --         (3,065)            --
   Other, net                                        --           (128)          (181)           (41)            --           (350)
----------------------------------------------------------------------------------------------------------------------------------
     Total nonoperating expense                    (905)          (727)          (582)           (59)        (3,065)        (5,338)
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                  (905)          (727)         3,659          1,218         (3,065)           180
Income tax expense                                   --             --           (712)          (373)            --         (1,085)
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $   (905)      $   (727)      $  2,947       $    845       $ (3,065)      $   (905)
==================================================================================================================================

                                                                     Quarter Ended June 30, 2002 (Unaudited)
                                          ----------------------------------------------------------------------------------------
                                                Playboy                                         Non-                       Playboy
                                           Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                          Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries    Eliminations          Inc.
----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                   $     --       $     --       $ 62,627       $  7,978       $    (39)      $ 70,566
----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                     --             --        (46,414)        (8,042)            39        (54,417)
   Selling and administrative expenses               --             --        (11,206)        (2,775)            --        (13,981)
----------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                        --             --        (57,620)       (10,817)            39        (68,398)
----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                              --             --          5,007         (2,839)            --          2,168
----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                 --             --             17              5             --             22
   Interest expense                                  --         (1,458)        (1,538)          (579)            --         (3,575)
   Amortization of deferred
     financing fees                                  --           (231)            --             (8)            --           (239)
   Minority interest                                 --             --           (421)            --             --           (421)
   Equity loss from subsidiaries                 (3,064)        (1,375)        (3,474)            --          7,913             --
   Other, net                                        --             --           (276)            --             --           (276)
----------------------------------------------------------------------------------------------------------------------------------
     Total nonoperating expense                  (3,064)        (3,064)        (5,692)          (582)         7,913         (4,489)
----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                         (3,064)        (3,064)          (685)        (3,421)         7,913         (2,321)
Income tax expense                                   --             --           (690)           (53)            --           (743)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                       $ (3,064)      $ (3,064)      $ (1,375)      $ (3,474)      $  7,913       $ (3,064)
==================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                   Six Months Ended June 30, 2003 (Unaudited)
                                             --------------------------------------------------------------------------------------
                                                   Playboy                                        Non-                      Playboy
                                              Enterprises,     Holdings       Guarantor      Guarantor                 Enterprises,
                                             Inc. (Parent)     (Issuer)    Subsidiaries   Subsidiaries   Eliminations          Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                     $      --    $      --       $ 123,234      $  35,216     $  (8,198)     $ 150,252
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                        --           --         (89,352)       (27,376)        8,198       (108,530)
   Selling and administrative expenses                  --           --         (21,391)        (5,363)           --        (26,754)
-----------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                           --           --        (110,743)       (32,739)        8,198       (135,284)
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                        --           --          12,491          2,477            --         14,968
-----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                    --           --             198             34           (63)           169
   Interest expense                                     --       (4,945)         (2,396)          (500)           63         (7,778)
   Amortization of deferred
     financing fees                                     --         (623)             --            (24)           --           (647)
   Minority interest                                  (297)          --            (667)            --            --           (964)
   Debt extinguishment expenses                         --       (3,061)             --           (203)           --         (3,264)
   Equity income from subsidiaries                      24        8,788             780             --        (9,592)            --
   Other, net                                           --         (135)           (208)           (79)           --           (422)
-----------------------------------------------------------------------------------------------------------------------------------
     Total nonoperating income (expense)              (273)          24          (2,293)          (772)       (9,592)       (12,906)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                     (273)          24          10,198          1,705        (9,592)         2,062
Income tax expense                                      --           --          (1,410)          (925)           --         (2,335)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $    (273)   $      24       $   8,788      $     780     $  (9,592)     $    (273)
===================================================================================================================================

                                                                    Six Months Ended June 30, 2002 (Unaudited)
                                             --------------------------------------------------------------------------------------
                                                   Playboy                                        Non-                      Playboy
                                              Enterprises,     Holdings       Guarantor      Guarantor                 Enterprises,
                                             Inc. (Parent)     (Issuer)    Subsidiaries   Subsidiaries   Eliminations          Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                     $      --    $      --       $ 122,154      $  14,654     $     (95)     $ 136,713
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                        --           --         (88,949)       (15,453)           95       (104,307)
   Selling and administrative expenses                  --           --         (22,384)        (5,605)           --        (27,989)
-----------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                           --           --        (111,333)       (21,058)           95       (132,296)
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                 --           --          10,821         (6,404)           --          4,417
-----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                    --           --              42             19            --             61
   Interest expense                                     --       (3,013)         (3,914)        (1,120)           --         (8,047)
   Amortization of deferred
     financing fees                                     --         (463)             --            (16)           --           (479)
   Minority interest                                    --           --            (842)            --            --           (842)
   Equity loss from subsidiaries                   (12,451)      (8,975)         (7,598)            --        29,024             --
   Other, net                                           --           --            (364)            --            --           (364)
-----------------------------------------------------------------------------------------------------------------------------------
     Total nonoperating expense                    (12,451)     (12,451)        (12,676)        (1,117)       29,024         (9,671)
-----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                           (12,451)     (12,451)         (1,855)        (7,521)       29,024         (5,254)
Income tax expense                                      --           --          (7,120)           (77)           --         (7,197)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                         $ (12,451)   $ (12,451)      $  (8,975)     $  (7,598)    $  29,024      $ (12,451)
===================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            June 30, 2003 (Unaudited)
                                 (In thousands)

                                               Playboy                                          Non-                         Playboy
                                          Enterprises,       Holdings      Guarantor       Guarantor                    Enterprises,
                                         Inc. (Parent)       (Issuer)   Subsidiaries    Subsidiaries    Eliminations            Inc.
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                    $      --      $      --      $  26,380       $   6,042       $      --       $  32,422
Marketable securities                               --             --          2,959              --              --           2,959
Receivables, net of allowance for
   doubtful accounts                                --             --         35,040           6,913              --          41,953
Receivables from related parties                    --             --         (7,276)          8,926              --           1,650
Inventories, net                                    --             --          9,884           1,062              --          10,946
Deferred subscription acquisition
   costs                                            --             --         11,295              --              --          11,295
Other current assets                                --             --          7,990           1,366              --           9,356
------------------------------------------------------------------------------------------------------------------------------------
   Total current assets                             --             --         86,272          24,309              --         110,581
------------------------------------------------------------------------------------------------------------------------------------
Receivables from affiliates                         --        110,818         52,668              --        (163,486)             --
Property and equipment, net                         --             --          9,209           1,085              --          10,294
Programming costs, net                              --             --         54,379             676              --          55,055
Goodwill                                            --             --        111,370             523              --         111,893
Trademarks                                          --             --         56,357              --              --          56,357
Distribution agreements, net of
   accumulated amortization                         --             --         32,631              --              --          32,631
Investment in subsidiaries                     114,315        114,315        (47,270)             --        (181,360)             --
Other noncurrent assets                             --          8,655         16,015              36              --          24,706
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                 $ 114,315      $ 233,788      $ 371,631       $  26,629       $(344,846)      $ 401,517
====================================================================================================================================

Liabilities
Acquisition liabilities                      $      --      $      --      $  11,557       $   1,163       $      --       $  12,720
Accounts payable                                    --            608         14,342           4,023              --          18,973
Accrued salaries, wages and
   employee benefits                                --             --          6,249             215              --           6,464
Deferred revenues                                   --             --         46,541           5,499              --          52,040
Other liabilities and accrued expenses              --          3,865         14,295           1,998              --          20,158
------------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                        --          4,473         92,984          12,898              --         110,355
------------------------------------------------------------------------------------------------------------------------------------
Financing obligations                               --        115,000             --              --              --         115,000
Financing obligations to affiliates                 --             --        110,818          52,668        (163,486)             --
Acquisition liabilities                             --             --         21,107           6,971              --          28,078
Net deferred tax liabilities                        --             --         13,113              --              --          13,113
Other noncurrent liabilities                        --             --          8,910           1,362              --          10,272
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                   --        119,473        246,932          73,899        (163,486)        276,818
------------------------------------------------------------------------------------------------------------------------------------
Minority interest                                   --             --         10,384              --              --          10,384

Shareholders' equity
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                     114,315        114,315        114,315         (47,270)       (181,360)        114,315
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                      $ 114,315      $ 233,788      $ 371,631       $  26,629       $(344,846)      $ 401,517
====================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                          December 31, 2002 (Unaudited)
                                 (In thousands)

                                                Playboy                                          Non-                        Playboy
                                           Enterprises,       Holdings      Guarantor       Guarantor                   Enterprises,
                                          Inc. (Parent)       (Issuer)   Subsidiaries    Subsidiaries    Eliminations           Inc.
------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                     $      --      $      --      $  (1,908)      $   6,026       $      --      $   4,118
Marketable securities                                --             --          2,677              --              --          2,677
Receivables, net of allowance for
   doubtful accounts                                 --             --         33,286           8,925              --         42,211
Receivables from related parties                     --             --         (6,926)          8,468              --          1,542
Inventories, net                                     --             --          9,489           1,009              --         10,498
Deferred subscription acquisition
   costs                                             --             --         12,038              --              --         12,038
Other current assets                                 --            905          9,387           1,004              --         11,296
------------------------------------------------------------------------------------------------------------------------------------
   Total current assets                              --            905         58,043          25,432              --         84,380
------------------------------------------------------------------------------------------------------------------------------------
Receivables from affiliates                          --         63,603         27,598              --         (91,201)            --
Property and equipment, net                          --             --         10,432           1,284              --         11,716
Programming costs, net                               --             --         51,633             714              --         52,347
Goodwill                                             --             --        111,370             523              --        111,893
Trademarks                                           --             --         55,219              --              --         55,219
Distribution agreements, net of
   accumulated amortization                          --             --         34,284              --              --         34,284
Investment in subsidiaries                       87,815         87,815        (47,864)             --        (127,766)            --
Other noncurrent assets                              --          1,990         17,723             169              --         19,882
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                  $  87,815      $ 154,313      $ 318,438       $  28,122       $(218,967)     $ 369,721
====================================================================================================================================

Liabilities
Financing obligations                         $      --      $   6,402      $      --       $      --       $      --      $   6,402
Financing obligations to related parties             --             --             --          17,235              --         17,235
Acquisition liabilities                              --             --         12,525             902              --         13,427
Accounts payable                                     --             --         18,281           6,315              --         24,596
Accrued salaries, wages and
   employee benefits                                 --             --         10,046             373              --         10,419
Deferred revenues                                    --             --         48,377           4,256              --         52,633
Other liabilities and accrued expenses               --          1,231         15,018           1,399              --         17,648
------------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                         --          7,633        104,247          30,480              --        142,360
------------------------------------------------------------------------------------------------------------------------------------
Financing obligations                                --         58,865             --              --              --         58,865
Financing obligations to related parties             --             --             --          10,000              --         10,000
Financing obligations to affiliates                  --             --         63,603          27,598         (91,201)            --
Acquisition liabilities                              --             --         31,777           7,908              --         39,685
Net deferred tax liabilities                         --             --         12,375              --              --         12,375
Other noncurrent liabilities                         --             --          8,904              --              --          8,904
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    --         66,498        220,906          75,986         (91,201)       272,189
------------------------------------------------------------------------------------------------------------------------------------
Minority interest                                    --             --          9,717              --              --          9,717

Shareholders' equity
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                       87,815         87,815         87,815         (47,864)       (127,766)        87,815
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                       $  87,815      $ 154,313      $ 318,438       $  28,122       $(218,967)     $ 369,721
====================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    Six Months Ended June 30, 2003 (Unaudited)
                                           ----------------------------------------------------------------------------------------
                                                 Playboy                                           Non-                     Playboy
                                            Enterprises,       Holdings        Guarantor      Guarantor                Enterprises,
                                           Inc. (Parent)        (Issuer)    Subsidiaries   Subsidiaries  Eliminations          Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                       $    (186)      $  (1,847)      $     (24)      $   3,459       $    --     $   1,402
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                              --              --             116              --            --           116
Additions to property and equipment                  --              --            (849)           (259)           --        (1,108)
Other, net                                           --              --              (5)              3            --            (2)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing
   activities                                        --              --            (738)           (256)           --          (994)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                  --         115,000              --              --            --       115,000
Repayment of financing obligations                   --         (65,267)             --            (500)           --       (65,767)
Payment of debt extinguishment
   expenses                                          --            (356)             --              --            --          (356)
Payment of acquisition liabilities                   --              --         (13,145)         (1,074)           --       (14,219)
Payment of deferred financing fees                   --          (6,909)             --              --            --        (6,909)
Other, net                                          147              --              --              --            --           147
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   financing activities                             147          42,468         (13,145)         (1,574)           --        27,896
-----------------------------------------------------------------------------------------------------------------------------------
Net receipts from (payments to)
   subsidiaries                                      39         (40,621)         42,195          (1,613)           --            --
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash
   and cash equivalents                              --              --          28,288              16            --        28,304
Cash and cash equivalents
   at beginning of period                            --              --          (1,908)          6,026            --         4,118
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                           $      --       $      --       $  26,380       $   6,042       $    --     $  32,422
===================================================================================================================================

                                                                   Six Months Ended June 30, 2002 (Unaudited)
                                           ----------------------------------------------------------------------------------------
                                                 Playboy                                           Non-                     Playboy
                                            Enterprises,       Holdings        Guarantor      Guarantor                Enterprises,
                                           Inc. (Parent)        (Issuer)    Subsidiaries   Subsidiaries  Eliminations          Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                       $      --       $  (3,099)      $  12,678       $  (4,339)      $    --     $   5,240
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                              --              --           1,085              33            --         1,118
Additions to property and equipment                  --              --            (594)           (110)           --          (704)
Other, net                                           --              --            (235)             --            --          (235)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   investing activities                              --              --             256             (77)           --           179
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                  --              --              --           2,500            --         2,500
Repayment of financing obligations                   --         (10,200)             --              --            --       (10,200)
Payment of deferred financing fees                   --            (100)             --            (150)           --          (250)
Other, net                                          181              --              --              --            --           181
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   financing activities                             181         (10,300)             --           2,350            --        (7,769)
-----------------------------------------------------------------------------------------------------------------------------------
Net receipts from (payments to)
   subsidiaries                                    (181)         13,399         (13,315)             97            --            --
-----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash
   and cash equivalents                              --              --            (381)         (1,969)           --        (2,350)
Cash and cash equivalents
   at beginning of period                            --              --             456           4,154            --         4,610
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                           $      --       $      --       $      75       $   2,185       $    --     $   2,260
===================================================================================================================================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table represents our results of operations (in millions, except per share amounts):

                                                   Quarters Ended           Six Months Ended
                                                      June 30,                  June 30,
                                                --------------------      ---------------------
                                                   2003         2002         2003          2002
-----------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                         $  23.9      $  23.4      $  47.3       $  48.2
   International TV                                 8.4          3.7         16.9           6.9
   Worldwide DVD/home video                         1.4          3.6          2.5           6.2
   Other                                            0.1          0.1          0.3           0.1
-----------------------------------------------------------------------------------------------
   Total Entertainment                             33.8         30.8         67.0          61.4
-----------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                24.7         23.5         47.1          46.2
   Other domestic publishing                        2.8          2.3          5.7           5.0
   International publishing                         1.3          1.1          2.6           2.4
-----------------------------------------------------------------------------------------------
   Total Publishing                                28.8         26.9         55.4          53.6
-----------------------------------------------------------------------------------------------
Online
   Subscriptions                                    4.2          2.7          8.3           4.7
   E-commerce                                       3.3          3.7          7.2           6.7
   Other                                            0.8          1.3          2.1           2.7
-----------------------------------------------------------------------------------------------
   Total Online                                     8.3          7.7         17.6          14.1
-----------------------------------------------------------------------------------------------
Licensing                                           5.1          5.2         10.3           7.6
-----------------------------------------------------------------------------------------------
Total net revenues                              $  76.0      $  70.6      $ 150.3       $ 136.7
===============================================================================================
Net loss
Entertainment
   Before programming expense                   $  16.5      $  18.4      $  34.0       $  36.8
   Programming expense                            (10.0)       (10.3)       (19.5)        (19.7)
-----------------------------------------------------------------------------------------------
   Total Entertainment                              6.5          8.1         14.5          17.1
-----------------------------------------------------------------------------------------------
Publishing                                          1.4         (0.9)         1.9          (1.3)
-----------------------------------------------------------------------------------------------
Online                                              0.1         (2.9)         0.4          (6.5)
-----------------------------------------------------------------------------------------------
Licensing                                           1.3          1.5          4.9           2.3
-----------------------------------------------------------------------------------------------
Corporate Administration and Promotion             (3.8)        (3.6)        (6.7)         (7.2)
-----------------------------------------------------------------------------------------------
Operating income                                    5.5          2.2         15.0           4.4
-----------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                0.1           --          0.2           0.1
   Interest expense                                (4.2)        (3.6)        (7.8)         (8.1)
   Amortization of deferred financing fees         (0.4)        (0.3)        (0.7)         (0.5)
   Minority interest                               (0.6)        (0.4)        (1.0)         (0.8)
   Debt extinguishment expenses                      --           --         (3.3)           --
   Other, net                                      (0.3)        (0.3)        (0.4)         (0.4)
-----------------------------------------------------------------------------------------------
Total nonoperating expense                         (5.4)        (4.6)       (13.0)         (9.7)
-----------------------------------------------------------------------------------------------
Income (loss) before income taxes                   0.1         (2.4)         2.0          (5.3)
Income tax expense                                 (1.0)        (0.7)        (2.3)         (7.2)
-----------------------------------------------------------------------------------------------
Net loss                                        $  (0.9)     $  (3.1)     $  (0.3)      $ (12.5)
===============================================================================================
Basic and diluted EPS                           $ (0.04)     $ (0.12)     $ (0.02)      $ (0.50)
===============================================================================================

      Our revenues increased for the quarter and six-month period primarily due to higher online subscription and Publishing Group revenues. The comparisons also reflected the expected increase of Entertainment Group revenues as a result of consolidating Playboy TV International, LLC, or PTVI, in the current year in connection with taking control of our international TV joint ventures at the end of last year. The six-month comparison also reflected, in the Licensing Group, the sale in the current year of an original Salvador Dali painting.

      The significant improvements in operating income for the quarter and six-month period were mostly due to better performance from the Online and Publishing Groups, partially offset by expected lower income from the worldwide DVD/home video business. The sale of the Salvador Dali painting also contributed to the six-month improvement.

      The net loss for the current year six-month period included $3.3 million of debt extinguishment expenses in connection with financing obligations which were repaid upon completion of our debt offering in the first quarter. The prior year six-month period included a $5.8 million noncash income tax charge related to our adoption of Statement 142, Goodwill and Other Intangible Assets.

      Several of our businesses can experience variations in quarterly performance. As a result, our performance in any quarter is not necessarily reflective of full-year or longer-term trends. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate unusual public interest. Advertising revenues also vary from quarter to quarter depending on economic conditions, product introductions by advertising customers, holiday issues and changes in advertising buying patterns. E-commerce revenues are typically impacted by the holiday buying season and, along with online subscription revenues, decreased Internet traffic during the summer months.

ENTERTAINMENT GROUP

      The following discussion focuses on the profit contribution of each of our Entertainment Group businesses before programming expense.

      For the quarter and six-month period, revenues from our domestic TV networks business increased $0.5 million, or 2%, and decreased $0.9 million, or 2%, respectively. DTH revenues were lower, due in part to theft of service and customer resistance to pricing for basic and premium services, both of which are negatively impacting buy rates and we believe are consistent with the experience of other pay content providers. We believe operators are focusing greater efforts to reduce theft. In addition, we are experiencing the impact of cable digital churn related to customer resistance to pricing, which impacts audience access. Both the quarter and six-month period also reflected higher cable revenues from our movie networks, primarily from the networks acquired in the Califa acquisition. Higher revenues related to Playboy TV en Espanol and sales to another network in the current year also favorably impacted both periods. Profit contribution for the quarter and six-month period increased and decreased, respectively, due in part to the changes in revenues described above. Both periods were also impacted by lower amortization of intangibles acquired in the Califa acquisition as their contractual lives are expiring, higher distribution costs and overhead related to our new production facility in the current year periods.

      For both the quarter and six-month period, profit contribution from our international TV business increased on revenue increases of $4.7 million and $10.0 million, respectively. The current year was the first time we consolidated international TV operations as a result of the December 2002 restructuring of the ownership of our international TV joint ventures. The prior year quarter and six-month period included $3.7 million and $6.9 million, respectively, in licensing fees from the PTVI joint venture, at which time we owned a minority interest.

      For both the quarter and six-month period, profit contribution from our worldwide DVD/home video business decreased on revenue decreases of $2.2 million, or 62%, and $3.7 million, or 60%, respectively. These decreases reflect lower international revenues primarily as a result of revenues from a large Korean contract being recorded in the prior year periods. Both the quarter and six-month period also reflected lower domestic sales, primarily due to fewer titles released in the current year periods and lower sales related to a maturing continuity series. In addition, the six-month comparison was impacted by a large sale of backlist titles in the prior year period.

      The group's administrative expenses increased for both the quarter and six-month period due in part to higher legal expenses in the current year periods.

      Entertainment Group profitability is expected to decline for the full year 2003 compared to 2002 due to the continuing lower worldwide DVD/home video revenues, the flattening of domestic TV revenues, higher marketing costs and overhead related to our new production facility.

PUBLISHING GROUP

      Playboy magazine revenues increased $1.2 million, or 5%, for the quarter and $0.9 million, or 2%, for the six-month period due to higher newsstand revenues of $1.6 million and $1.8 million, respectively, mainly due to strong sales of the May 2003 issue featuring Torrie Wilson of World Wrestling Entertainment, which also carried a higher $5.99 cover price. Partially offsetting the above were lower advertising revenues as a result of fewer ad pages, partially offset by higher average net revenue per page. Ad sales for the 2003 third quarter magazine issues are closed, and we expect to report 15% lower ad revenues and 12% fewer ad pages compared to the 2002 third quarter. However, ad sales are expected to be higher for the second half and full year 2003 compared to 2002, benefiting from Playboy's 50th anniversary issue in December.

      Revenues from our other domestic publishing businesses increased $0.5 million, or 20%, for the quarter and $0.7 million, or 14%, for the six-month period primarily due to up-pricing of special editions.

      The group's segment performance increased $2.3 million for the quarter and $3.2 million for the six-month period as the higher Playboy magazine newsstand and special editions revenues combined with lower manufacturing costs of $0.8 million and $1.7 million, respectively, driven by fewer pages and lower paper prices, more than offset decreases in advertising profitability.

ONLINE GROUP

      The Online Group's revenues increased $0.6 million, or 8%, for the quarter and $3.5 million, or 24%, for the six-month period primarily due to significant increases in subscription revenues of $1.5 million and $3.6 million, respectively, mainly due to the growth of Playboy Cyber Club, in terms of both up-pricing and the number of members, as well as the launch of new clubs. E-commerce revenues were down $0.4 million for the quarter as a result of the timing of catalog mailings, but were up $0.5 million for the six-month period, mostly as a result of increased circulation. Other revenues were down $0.5 million for the quarter and $0.6 million for the six-month period primarily due to lower advertising revenues. The group reported segment income of $0.1 million and $0.4 million in the current year quarter and six-month period, respectively, compared to losses of $2.9 million and $6.5 million in the respective prior year periods. These improvements were attributable to the higher revenues combined with a lower cost structure.

LICENSING GROUP

      For the quarter, revenues and segment income from our Licensing Group were basically equivalent to the prior year in spite of income of $0.7 million in the prior year related to an auction of a small portion of our art and memorabilia collection. For the six-month period, segment income increased $2.6 million on a revenue increase of $2.7 million including the sale of an original painting by Salvador Dali for $1.9 million plus higher brand licensing royalties from our international products business, partially offset by the auction sale in the prior year.

CORPORATE ADMINSTRATION AND PROMOTION

      Corporate Administration and Promotion expenses increased $0.2 million, or 7%, for the quarter while expenses for the six-month period decreased $0.5 million, or 6%. The quarter and six-month period both reflected our continued focus on cost control measures more than offset by, and partially offset by, respectively, benefit-related expenses.

INCOME TAX EXPENSE

      Our income tax provision consists primarily of foreign income tax related to our international networks and withholding tax on licensing income for which we do not receive a current U.S. income tax benefit. The tax provision also includes noncash deferred federal and state income tax related to the amortization of goodwill and other indefinite-lived intangibles as a result of the adoption of Statement 142, Goodwill and Other Intangible Assets.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2003, we had $32.4 million in cash and cash equivalents and $115.0 million in total financing obligations compared to $4.1 million in cash and cash equivalents and $92.5 million in total financing obligations at December 31, 2002. The financing obligations at December 31, 2002 included $27.2 million in obligations payable to Mr. Hefner by Playboy.com. As discussed below, we and Mr. Hefner agreed to exchange his $27.2 million of promissory notes issued by Playboy.com for cash and our equity securities.

      Our liquidity requirements are being provided by the cash generated from our private offering of $115.0 million in aggregate principal amount of senior secured notes. In addition, we have a $20.0 million revolving credit facility. At June 30, 2003, there were no borrowings and $11.6 million in letters of credit outstanding under this facility.

DEBT FINANCINGS

      On March 11, 2003, we completed the private offering of $115.0 million in aggregate principal amount of senior secured notes issued by one of our subsidiaries, Holdings. The notes mature on March 15, 2010 and bear interest at the rate of 11.00% per annum, with interest payable on March 15th and September 15th of each year, beginning September 15, 2003. On March 11, 2003, Holdings also entered into a new revolving credit facility, through which we are permitted to borrow up to $20.0 million in revolving borrowings, issue letters of credit or a combination of both.

FINANCING FROM RELATED PARTY

      At December 31, 2002, Playboy.com had an aggregate of $27.2 million of outstanding indebtedness to Mr. Hefner in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured. One promissory note, in the amount of $10.0 million, was extinguished in exchange for shares of Holdings Series A Preferred Stock with an aggregate stated value of $10.0 million. We were required to exchange the Holdings Series A Preferred Stock for shares of Playboy Class B stock. The two other promissory notes, in a combined principal amount of $17.2 million, were extinguished in exchange for $0.5 million in cash and shares of Holdings Series B Preferred Stock with an aggregate stated value of $16.7 million. We were required to exchange the Holdings Series B Preferred Stock for shares of Playboy Preferred Stock.

      In order to issue the Playboy Preferred Stock, we were required to amend our certificate of incorporation to authorize the issuance, which we refer to as the certificate amendment. In accordance with applicable law, Mr. Hefner, the holder of more than a majority of our outstanding Class A voting common stock, approved the certificate amendment by written consent. As a result, on May 1, 2003, we filed an amendment to our certificate of incorporation and exchanged the Holdings Series A Preferred Stock plus accumulated dividends for 1,122,209 shares of Playboy Class B stock and exchanged the Holdings Series B Preferred Stock for 1,674 shares of Playboy Preferred Stock, in each case in accordance with the terms of the Holdings Series A and B Preferred Stock, respectively. The Playboy Preferred Stock accrues dividends at a rate of 8.0% per annum which are paid semi-annually.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities was $27.9 million for the six-month period principally due to proceeds of $115.0 million related to the private offering of senior secured notes, partially offset by payment of $6.9 million of related financing fees, repayment of former financing obligations of $65.8 million and payment of $14.2 million of acquisition liabilities.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. We use words such as "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues" and other similar terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

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

(5) risks as a distributor of media content, including our becoming subject to claims for defamation, invasion of privacy, negligence, copyright, patent or trademark infringement, and other claims based on the nature and content of the materials we distribute;

(6) dilution from any potential issuance of additional common stock in connection with financings or acquisitions;

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

(13) risks that we may not realize the expected increased sales and profits and other benefits from acquisitions and the restructuring of our international TV joint ventures;

(14) risks associated with the financial condition of Claxson Interactive Group Inc., our Playboy TV-Latin America, LLC joint venture partner;

(15)  increases in paper or printing costs;

(16) effects of the national consolidation of the single-copy magazine distribution system; and

(17) uncertainty of the viability of our primarily subscription- and e-commerce-based Internet model.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Effective with the refinancing of our financing obligations, which occurred on March 11, 2003, we no longer have any floating interest rate exposure. All of our current debt is represented by the senior secured notes, which are fixed rate obligations. Therefore, the fair value of the $115.0 million senior secured notes will be influenced by changes in market rates and our credit quality. At June 30, 2003, the notes were trading above par for an implied fair value of $126.5 million.

                             CONTROLS AND PROCEDURES

(a)   Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange
Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)   Internal Control Over Financial Reporting

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      On May 17, 2001, Logix Development Corporation, or Logix, D. Keith Howington and Anne Howington filed suit in state court in Los Angeles County Superior Court in California against Spice Entertainment Companies, Inc., or Spice, Emerald Media, Inc., or EMI, Directrix, Inc., or Directrix, Colorado Satellite Broadcasting, Inc., New Frontier Media, Inc., J. Roger Faherty, Donald McDonald, Jr. and Judy Savar. On February 8, 2002, plaintiffs amended the complaint and added as a defendant Playboy, which acquired Spice in 1999. The complaint alleged 11 contract and tort causes of action arising principally out of a January 18, 1997 agreement between EMI and Logix in which EMI agreed to purchase certain explicit television channels broadcast over C-band satellite. The complaint further seeks damages from Spice based on Spice's alleged failure to provide transponder and uplink services to Logix. Playboy and Spice filed a motion to dismiss plaintiffs' complaint. The court sustained Playboy's motion as to plaintiffs' fraud and conspiracy claims, but not as to plaintiffs' claims of tortious interference with contract and imposition of constructive trust and granted plaintiffs leave to amend. On June 10, 2002, plaintiffs filed their first amended complaint. In the first amended complaint, plaintiffs allege that the various defendants, including Playboy and Spice, were alter egos of each other. The complaint purports to seek unspecified damages in excess of $10 million. On May 31, 2002, Directrix filed for bankruptcy and on July 8, 2002, Directrix removed the action to the Central District of California Bankruptcy Court. The case was subsequently remanded to state court on October 31, 2002. Playboy and Spice filed motions to dismiss the first amended complaint and a hearing on the motions took place on February 5, 2003. On April 4, 2003, the California Superior Court granted Playboy's motion to dismiss without leave to amend and a final judgment dismissing Playboy was signed by the court on May 9, 2003. Logix then moved for a new trial on May 27, 2003 in effect seeking leave to re-file additional claims against Playboy. Playboy opposed that motion as untimely and the motion was heard on July 2, 2003. The court issued a non-final tentative ruling denying Logix's motion for a new trial and then took the motion under submission. The court issued its final order on July 21, 2003, adopting the tentative ruling against Logix in its entirety. When the court dismissed Playboy on April 4, 2003, the court's decision was silent as to Spice's motion to dismiss. Spice then moved for clarification of that order on the grounds that the same statute of limitations theory on which the court dismissed fraud claims against Playboy applied with equal force to certain claims against Spice. On May 19, 2003, the court heard the motion for clarification and issued a non-final, tentative order which accepted Spice's position and dismissed all claims against Spice except for a single breach of contract claim. The court then heard arguments and took the clarification motion under submission. The court issued its final order on July 21, 2003, adopting the tentative ruling in its entirety and incorporating the arguments made by Spice in its moving and reply papers. A trial date for the remaining breach of contract claims against Spice has been set for December 10, 2003. We intend to vigorously defend against these claims and we believe we have good defenses to them. At this point in the action, however, it is not possible to determine if there is any potential liability or whether any liability may be material or is likely.

      On September 26, 2002, Directrix filed suit in the U.S. Bankruptcy Court in the Southern District of New York against Playboy Entertainment Group, Inc. In the complaint, Directrix alleged that it was injured as a result of the termination of a Master Services Agreement under which Directrix was to perform services relating to the distribution, production and post production of our cable networks and a sublease agreement under which Directrix would have subleased office, technical and studio space at our Los Angeles, California production facility. Directrix also alleged that we breached an agreement under which Directrix had the right to transmit and broadcast certain versions of films through C-band satellite, commonly known as the TVRO market, and Internet distribution. On November 15, 2002, we filed an answer denying Directrix's allegations and filed counterclaims against Directrix seeking damages in connection with the Sublease Agreement and Directrix's breach of the Master Services Agreement. On January 7, 2003, Directrix moved to dismiss one of our counterclaims. On May 15, 2003, we filed an amended answer and counterclaims, mooting Directrix's original motion to dismiss. On July 30, 2003, Directrix moved to dismiss one of those counterclaims. Both sides have commenced discovery. We intend to vigorously defend ourselves against Directrix's claims. We believe its claims are without merit and that we have good defenses against them. We believe it is not probable that a material judgment against us will result.

                    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)   Recent Sales of Unregistered Securities

      As previously disclosed, upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner, consisting of three promissory notes in the aggregated amount of $27.2 million, was restructured. One promissory note, in the amount of $10.0 million, was extinguished in exchange for 1,000 shares of a new series of Holdings Series A Preferred Stock with an aggregate stated value of $10.0 million. The two other promissory notes, in a combined principal amount of $17.2 million, were extinguished in exchange for $0.5 million in cash and 1,674 shares of a new series of Holdings Series B Preferred Stock with an aggregate stated value of $16.7 million.

      On May 1, 2003, we exchanged the Holdings Series A Preferred Stock plus accumulated dividends for 1,122,209 shares of Playboy Class B stock and exchanged the Holdings Series B Preferred Stock for 1,674 shares of a new series of Playboy Preferred Stock, with a stated value of $16.7 million, in each case in accordance with the terms of the Holdings Series A and B Preferred Stock, respectively. The Playboy Preferred Stock accrues dividends at a rate of 8.0% per annum which are paid semi-annually. Both the issuance of Playboy Class B stock and the issuance of the Playboy Preferred Stock to Mr. Hefner were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering. Each share of Playboy Preferred Stock is convertible at any time, at the option of the holder, into shares of Playboy Class B stock at a conversion price of $11.26 (subject to certain antidilution adjustments). After May 1, 2006, if at any time the weighted average closing price of Playboy Class B stock for 15 consecutive trading days equals or exceeds 150% of the conversion price, we will have the option to convert any or all shares of Playboy Preferred Stock into the number of shares of Playboy Class B stock determined by dividing
(a) the sum of the aggregate stated value of such Playboy Preferred Stock ($16.7 million) and the amount of accrued and unpaid dividends thereon by (b) the conversion price.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of shareholders was held on May 14, 2003. At the meeting, the following director nominees were elected:

                                                              Votes        Votes
Nominee                                                         For     Withheld
--------------------------------------------------------------------------------
Dennis S. Bookshester                                     4,512,568       61,271
David I. Chemerow                                         4,512,568       61,271
Donald G. Drapkin                                         4,516,045       57,794
Christie A. Hefner                                        4,512,705       61,134
Jerome H. Kern                                            4,512,487       61,352
Russell I. Pillar                                         4,516,086       57,753
Sol Rosenthal                                             4,512,430       61,409
Richard S. Rosenzweig                                     4,512,518       61,321
--------------------------------------------------------------------------------

Also at the meeting, the shareholders approved, with voting as set forth below,
(a) an amendment to our Amended and Restated 1995 Stock Incentive Plan, or the 1995 Stock Incentive Plan, (b) an amendment to our 1997 Equity Plan for Non-Employee Directors, as amended, or the 1997 Equity Plan for Non-Employee Directors, and (c) ratification of Ernst & Young LLP as independent auditors, or
Auditors:

                                                          Votes        Votes        Votes
Matter                                                      For      Against     Withheld      Non-Vote
-------------------------------------------------------------------------------------------------------
1995 Stock Incentive Plan                             4,064,511      245,852        1,190       262,286
1997 Equity Plan for Non-Employee Directors           4,190,639      119,723        1,191       262,286
Auditors                                              4,539,390       33,463          986           N/A
-------------------------------------------------------------------------------------------------------

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number                              Description
--------------                              -----------

    4.1 First Supplemental Indenture, dated as of July 22, 2003, among PEI Holdings, Inc., Andrita Studios, Inc. and Bank One, N.A., as trustee (incorporated by reference to Exhibit 4.1(a)-1 to Playboy Enterprises, Inc.'s Form S-4, filed with the Securities and Exchange Commission, or SEC, on May 19, 2003, File No. 333-105386).

    4.2 First Amendment to Pledge Agreement, dated July 22, 2003, between Playboy Entertainment Group, Inc. and Bank One, N.A., as Trustee under the Indenture (incorporated by reference to Exhibit 4.1(h)-1 to Playboy Enterprises, Inc.'s Form S-4, filed with the SEC on May 19, 2003, File No. 333-105386).

    4.3 Joinder to Security Agreement, dated July 22, 2003, between Andrita Studios, Inc. and Bank One, N.A., as Trustee under the Indenture (incorporated by reference to Exhibit 4.1(r)-1 to Playboy Enterprises, Inc.'s Form S-4, filed with the SEC on May 19, 2003, File No. 333-105386).

    10.1 Joinder to Master Corporate Guaranty, dated July 22, 2003, executed by Andrita Studios, Inc. (incorporated by reference to Exhibit 10.9(a)-2 to Playboy Enterprises, Inc.'s Form S-4, filed with the SEC on May 19, 2003, File No. 333-105386).

    10.2 Joinder to Security Agreement, dated July 22, 2003, executed by Andrita Studios, Inc. (incorporated by reference to Exhibit 10.9(c)-7 to Playboy Enterprises, Inc.'s Form S-4, filed with the SEC on May 19, 2003, File No. 333-105386).

    10.3 Pledge Amendment, dated July 22, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.9(i)-1 to Playboy Enterprises, Inc.'s Form S-4, filed with the SEC on May 19, 2003, File No. 333-105386).

    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      On May 7, 2003, we furnished a Current Report on Form 8-K, dated May 7, 2003, under Items 7., 9. and 12., attaching our press release announcing our financial results for the first quarter of 2003.

      On May 8, 2003, we furnished a Current Report on Form 8-K, dated May 7, 2003, under Item 9., announcing the resignation of David F. Zucker as our President and Chief Operating Officer, effective May 9, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PLAYBOY ENTERPRISES, INC.
                                             -------------------------
                                                    (Registrant)


Date: August 14, 2003                        By /s/ Linda Havard
      ----------------                          --------------------------------
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