Form 10-Q
period 2003-09-30
PLAYBOY ENTERPRISES INC
filed 2003-11-06
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

      At October 31, 2003, there were 4,864,102 shares of Class A common stock, par value $0.01 per share, and 22,577,809 shares of Class B common stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

            Condensed Consolidated Statements of Operations and
            Comprehensive Loss for the Quarters Ended
            September 30, 2003 and 2002 (Unaudited)                            3

            Condensed Consolidated Statements of Operations and
            Comprehensive Loss for the Nine Months Ended
            September 30, 2003 and 2002 (Unaudited)                            4

            Condensed Consolidated Balance Sheets at September 30,
            2003 (Unaudited) and December 31, 2002                             5

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2003 and 2002 (Unaudited)          6

            Notes to Condensed Consolidated Financial Statements               7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            20

Item 4. Controls and Procedures                                               21

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                     21

Item 6. Exhibits and Reports on Form 8-K                                      22

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                 for the Quarters Ended September 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                             2003          2002
--------------------------------------------------------------------------------
Net revenues                                             $ 74,448      $ 67,372
--------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                          (54,304)      (48,305)
   Selling and administrative expenses                    (14,483)      (14,879)
--------------------------------------------------------------------------------
      Total costs and expenses                            (68,787)      (63,184)
--------------------------------------------------------------------------------
Operating income                                            5,661         4,188
--------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                           95            22
   Interest expense                                        (4,254)       (3,500)
   Amortization of deferred financing fees                   (375)         (250)
   Minority interest                                         (345)         (437)
   Other, net                                                (242)          (57)
--------------------------------------------------------------------------------
      Total nonoperating expense                           (5,121)       (4,222)
--------------------------------------------------------------------------------
Income (loss) before income taxes                             540           (34)
Income tax expense                                         (1,150)         (605)
--------------------------------------------------------------------------------
Net loss                                                     (610)         (639)
--------------------------------------------------------------------------------

Other comprehensive income (loss)
   Unrealized gain (loss) on marketable securities            153          (499)
   Unrealized gain on derivatives                              20           198
   Foreign currency translation adjustments                    82            --
--------------------------------------------------------------------------------
      Total other comprehensive income (loss)                 255          (301)
--------------------------------------------------------------------------------
Comprehensive loss                                       $   (355)     $   (940)
================================================================================

Net loss                                                 $   (610)     $   (639)
Dividend requirements of preferred stock                     (334)           --
--------------------------------------------------------------------------------
Net loss applicable to common shareholders               $   (944)     $   (639)
================================================================================

Basic and diluted weighted average number
   of common shares outstanding                            27,437        26,036
================================================================================

Basic and diluted earnings per common share              $  (0.03)     $  (0.01)
================================================================================

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

                                                            2003           2002
--------------------------------------------------------------------------------
Net revenues                                           $ 224,700      $ 204,085
--------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                        (162,834)      (152,612)
   Selling and administrative expenses                   (41,237)       (42,868)
--------------------------------------------------------------------------------
      Total costs and expenses                          (204,071)      (195,480)
--------------------------------------------------------------------------------
Operating income                                          20,629          8,605
--------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                         264             83
   Interest expense                                      (12,032)       (11,547)
   Amortization of deferred financing fees                (1,022)          (729)
   Minority interest                                      (1,309)        (1,279)
   Debt extinguishment expenses                           (3,264)            --
   Other, net                                               (664)          (421)
--------------------------------------------------------------------------------
      Total nonoperating expense                         (18,027)       (13,893)
--------------------------------------------------------------------------------
Income (loss) before income taxes                          2,602         (5,288)
Income tax expense                                        (3,485)        (7,802)
--------------------------------------------------------------------------------
Net loss                                                    (883)       (13,090)
--------------------------------------------------------------------------------

Other comprehensive income (loss)
   Unrealized gain (loss) on marketable securities           415           (696)
   Unrealized gain on derivatives                            619            191
   Foreign currency translation adjustments                 (156)            --
--------------------------------------------------------------------------------
      Total other comprehensive income (loss)                878           (505)
--------------------------------------------------------------------------------
Comprehensive loss                                     $      (5)     $ (13,595)
================================================================================

Net loss                                               $    (883)     $ (13,090)
Dividend requirements of preferred stock                    (557)            --
--------------------------------------------------------------------------------
Net loss applicable to common shareholders             $  (1,440)     $ (13,090)
================================================================================

Basic and diluted weighted average number
   of common shares outstanding                           26,881         25,444
================================================================================

Basic and diluted earnings per common share            $   (0.05)     $   (0.51)
================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                        (Unaudited)
                                                                         Sept. 30,         Dec. 31,
                                                                              2003             2002
---------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                $  25,787        $   4,118
Marketable securities                                                        3,122            2,677
Receivables, net of allowance for doubtful accounts of
   $4,191 and $5,124, respectively                                          40,863           42,211
Receivables from related parties                                             1,420            1,542
Inventories, net                                                            12,859           10,498
Deferred subscription acquisition costs                                     12,223           12,038
Other current assets                                                         7,805           11,296
---------------------------------------------------------------------------------------------------
   Total current assets                                                    104,079           84,380
---------------------------------------------------------------------------------------------------
Property and equipment, net                                                 12,636           11,716
Programming costs, net                                                      57,244           52,347
Goodwill                                                                   111,893          111,893
Trademarks                                                                  57,495           55,219
Distribution agreements, net of accumulated amortization
   of $764 and $6,598, respectively                                         32,376           34,284
Other noncurrent assets                                                     23,696           19,882
---------------------------------------------------------------------------------------------------
Total assets                                                             $ 399,419        $ 369,721
===================================================================================================

Liabilities
Financing obligations                                                    $      --        $   6,402
Financing obligations to related parties                                        --           17,235
Acquisition liabilities                                                     12,857           13,427
Accounts payable                                                            17,015           24,596
Accrued salaries, wages and employee benefits                                7,204           10,419
Deferred revenues                                                           52,617           52,633
Other liabilities and accrued expenses                                      16,357           17,648
---------------------------------------------------------------------------------------------------
   Total current liabilities                                               106,050          142,360
---------------------------------------------------------------------------------------------------
Financing obligations                                                      115,000           58,865
Financing obligations to related parties                                        --           10,000
Acquisition liabilities                                                     28,114           39,685
Net deferred tax liabilities                                                13,482           12,375
Other noncurrent liabilities                                                11,945            8,904
---------------------------------------------------------------------------------------------------
   Total liabilities                                                       274,591          272,189
---------------------------------------------------------------------------------------------------
Minority interest                                                           10,730            9,717

Shareholders' equity
Preferred stock, $10,000 par value - 10,000,000 shares authorized;
   1,674 issued                                                             17,293               --
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued               49               49
   Class B nonvoting - 30,000,000 shares authorized; 22,575,714
     and 21,422,321 issued, respectively                                       226              214
Capital in excess of par value                                             152,918          146,091
Accumulated deficit                                                        (55,500)         (54,060)
Unearned compensation - restricted stock                                        --           (2,713)
Accumulated other comprehensive loss                                          (888)          (1,766)
---------------------------------------------------------------------------------------------------
   Total shareholders' equity                                              114,098           87,815
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                               $ 399,419        $ 369,721
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

                                                                       2003         2002
----------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                          $    (883)    $(13,090)
Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities:
      Depreciation of property and equipment                          2,962        3,107
      Amortization of intangible assets                               4,240        5,435
      Amortization of investments in entertainment programming       29,216       29,095
      Amortization of deferred financing fees                         1,022          729
      Debt extinguishment expenses                                    3,264           --
      Deferred income taxes                                             222        6,736
      Net change in operating assets and liabilities                 (6,143)      (3,612)
      Investments in entertainment programming                      (34,461)     (31,815)
      Other, net                                                      1,074          272
----------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                    513       (3,143)
----------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                                                 116        1,118
Additions to property and equipment                                  (4,280)      (1,625)
Other, net                                                              105         (328)
----------------------------------------------------------------------------------------
Net cash used for investing activities                               (4,059)        (835)
----------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                 115,000       17,235
Repayment of financing obligations                                  (65,767)     (17,731)
Payment of debt extinguishment expenses                                (356)          --
Payment of acquisition liabilities                                  (14,892)          --
Payment of deferred financing fees                                   (9,023)        (348)
Other, net                                                              253          212
----------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                 25,215         (632)
----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 21,669       (4,610)
Cash and cash equivalents at beginning of period                      4,118        4,610
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $  25,787     $     --
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

(B)   RESTRUCTURING EXPENSES

      In 2002, we announced a Company-wide restructuring initiative in order to reduce our ongoing operating expenses. The restructuring resulted in a workforce reduction of approximately 11%, or 70 positions. In connection with the restructuring, we reported a $5.7 million charge in 2002, of which $2.9 million related to the termination of 53 employees. The remaining positions were eliminated through attrition. The initiative also involved consolidation of our office space in Los Angeles and Chicago, resulting in a charge of $2.8 million. Approximately $3.1 million of the total $5.7 million of restructuring costs was paid by September 30, 2003, with most of the remainder to be paid in 2003 and 2004 and payments continuing through 2007.

      In 2001, we implemented a restructuring plan in anticipation of a continuing weak economy. The plan included a reduction in workforce coupled with vacating portions of certain office facilities by combining operations for greater efficiency, refocusing sales and marketing, outsourcing some operations and reducing overhead expenses. Total restructuring charges of $4.6 million were recorded, including, in 2002, a $0.9 million unfavorable adjustment to the previous estimate due primarily to a change in sublease assumptions. The restructuring resulted in a workforce reduction of approximately 15%, or 104 positions, with employees from the Online Group accounting for more than half of the workforce reduction. Of the $4.6 million charge, $2.6 million related to the termination of 88 employees. The remaining positions were eliminated through attrition. The charge also included $2.0 million related to excess space in our Chicago and New York offices. Of the total $4.6 million of costs related to this restructuring plan, approximately $3.8 million was paid by September 30, 2003, with most of the remainder to be paid in 2003 and payments continuing through 2007.

(C)   EARNINGS PER COMMON SHARE

The following table represents the approximate number of potential shares of our Class B common stock, or Class B stock, which were not included in the computation of diluted earnings per common share, or EPS, as the inclusion of these shares would have been antidilutive (in thousands):

                                             (Unaudited)          (Unaudited)
                                           Quarters Ended      Nine Months Ended
                                           September 30,         September 30,
                                          ----------------     -----------------
                                           2003       2002       2003       2002
--------------------------------------------------------------------------------
Stock options                             2,875      2,745      3,155      2,660
Convertible preferred stock               1,535         --      1,535         --
Restricted stock awards                      --        250         --        255
--------------------------------------------------------------------------------
Total                                     4,410      2,995      4,690      2,915
================================================================================

      As a result, the weighted average number of basic and diluted common shares outstanding for the quarters and nine months ended September 30, 2003 and 2002 were equivalent.

(D)   INVENTORIES, NET

Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                       (Unaudited)
                                                        Sept. 30,       Dec. 31,
                                                             2003           2002
--------------------------------------------------------------------------------
Paper                                                     $ 3,173        $ 2,470
Editorial and other prepublication costs                    7,231          5,992
Merchandise finished goods                                  2,455          2,036
--------------------------------------------------------------------------------
Total inventories, net                                    $12,859        $10,498
================================================================================

(E)   MINORITY INTEREST

      Our Condensed Consolidated Balance Sheets reflected "Minority interest" of $10.7 million and $9.7 million at September 30, 2003 and December 31, 2002, respectively. These amounts represented a series of preferred stock of Playboy.com, Inc., or Playboy.com.

      The amount at March 31, 2003 also included two series of PEI Holdings, Inc., or Holdings, preferred stock, which were issued in March 2003. In connection with a sale of senior secured notes in March 2003, we restructured the outstanding indebtedness of Playboy.com owed to Mr. Hefner. Three promissory notes in the aggregate of $27.2 million were extinguished in exchange for $0.5 million in cash and two series of Holdings preferred stock. On May 1, 2003, we exchanged the Series A preferred stock of Holdings, which we refer to as the Holdings Series A Preferred Stock, plus accumulated dividends for 1,122,209 shares of Playboy Class B stock and exchanged the Series B preferred stock of Holdings, which we refer to as the Holdings Series B Preferred Stock, for 1,674 shares of a new series of preferred stock of Playboy, which we refer to as Playboy Preferred Stock. The Playboy Preferred Stock accrues dividends at a rate of 8.00% per annum which are paid semi-annually.

(F)   CONTINGENCIES

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998 due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and $0.3 million for lost profits, respectively, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we are vigorously pursuing an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $7.7 million (which represents the amount of the verdict, costs and estimated pre- and post-judgment interest) in connection with the appeal. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained. In accordance with Statement of Financial Accounting Standards No., or Statement, 5, Accounting for Contingencies, no liability has been accrued.

(G)   STOCK-BASED COMPENSATION

The following pro forma information presents our net loss and basic and diluted EPS assuming stock-based compensation expense had been determined consistent with Statement 123, Accounting for Stock-Based Compensation (in thousands, except per share amounts):

                                       (Unaudited)              (Unaudited)
                                      Quarters Ended         Nine Months Ended
                                       September 30,           September 30,
                                   -------------------     --------------------
                                      2003        2002        2003         2002
--------------------------------------------------------------------------------
Net loss
   As reported                     $  (610)    $  (639)    $  (883)    $(13,090)
   Pro forma (1)                    (1,321)     (1,613)     (2,311)     (15,465)

Basic and diluted EPS
   As reported                       (0.03)      (0.01)      (0.05)       (0.51)
   Pro forma (1)                   $ (0.06)    $ (0.06)    $ (0.11)    $  (0.61)
--------------------------------------------------------------------------------

(1) Amounts for the current year nine-month period reflect the cancellation of a significant number of stock options.

(H)   SEGMENT INFORMATION

The following table represents financial information by reportable segment (in thousands):

                                                    (Unaudited)                    (Unaudited)
                                                  Quarters Ended               Nine Months Ended
                                                  September 30,                  September 30,
                                             -----------------------       -------------------------
                                                 2003           2002            2003            2002
----------------------------------------------------------------------------------------------------
Net revenues
Entertainment                                $ 33,598       $ 28,415       $ 100,559       $  89,793
Publishing                                     28,444         29,033          83,882          82,679
Online                                          8,981          7,223          26,532          21,330
Licensing                                       3,425          2,701          13,727          10,283
----------------------------------------------------------------------------------------------------
Total                                        $ 74,448       $ 67,372       $ 224,700       $ 204,085
====================================================================================================
Income (loss) before income taxes
Entertainment                                $  6,773       $  7,336       $  21,251       $  24,432
Publishing                                        980          1,929           2,889             588
Online                                            474         (2,186)            898          (8,632)
Licensing                                       1,775          1,171           6,689           3,476
Corporate Administration and Promotion         (4,341)        (4,062)        (11,098)        (11,259)
Investment income                                  95             22             264              83
Interest expense                               (4,254)        (3,500)        (12,032)        (11,547)
Amortization of deferred financing fees          (375)          (250)         (1,022)           (729)
Minority interest                                (345)          (437)         (1,309)         (1,279)
Debt extinguishment expenses                       --             --          (3,264)             --
Other, net                                       (242)           (57)           (664)           (421)
----------------------------------------------------------------------------------------------------
Total                                        $    540       $    (34)      $   2,602       $  (5,288)
====================================================================================================

                                                     (Unaudited)
                                                       Sept. 30,        Dec. 31,
                                                            2003            2002
--------------------------------------------------------------------------------
Identifiable assets
Entertainment                                           $266,117        $263,416
Publishing                                                41,241          43,861
Online                                                     4,770           4,047
Licensing                                                  5,320           4,726
Catalog                                                       --              36
Corporate Administration and Promotion (1)                81,971          53,635
--------------------------------------------------------------------------------
Total (1)                                               $399,419        $369,721
================================================================================

(1) The increase in identifiable assets since December 31, 2002 was primarily due to proceeds from the issuance of senior secured notes in March 2003.

(I)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      On March 11, 2003, Holdings issued in a private offering $115.0 million of 11.00% senior secured notes due in 2010, which we refer to as the Old Notes. On September 17, 2003, the Old Notes were exchanged for new 11.00% senior secured notes due in 2010, which we refer to as the New Notes. The form and terms of the New Notes are identical in all material respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the form and terms of the Old Notes, except that the New Notes (a) have been registered under the Securities Act of 1933, as amended, or the Securities Act, (b) do not bear restrictive legends restricting their transfer under the Securities Act, (c) are not entitled to the registration rights that apply to the Old Notes and (d) do not contain provisions relating to liquidated damages in connection with the Old Notes under circumstances related to the timing of the exchange offer. The payment obligations under the New Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by us and by substantially all of our domestic subsidiaries, referred to as the guarantors, excluding Playboy.com and its subsidiaries. All of our remaining subsidiaries, referred to as the nonguarantors, are wholly-owned by the guarantors except for Playboy.com and its subsidiaries, which are majority-owned subsidiaries. The following supplemental Condensed Consolidating Statements of Operations for the quarters and nine months ended September 30, 2003 and 2002, the Condensed Consolidating Balance Sheets at September 30, 2003 and December 31, 2002 and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2003 and 2002, present financial information for (a) us (carrying our investment in Holdings under the equity method), (b) Holdings, the issuer of the New Notes (carrying its investment in the guarantors under the equity method), (c) on a combined basis the guarantors (carrying any investment in nonguarantors under the equity method) and (d) on a combined basis the nonguarantors. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the guarantors are not material to investors. In general, Holdings has entered into third-party borrowings and financed its subsidiaries via intercompany accounts. All intercompany activity has been included as "Net receipts from (payments to) subsidiaries" in the Condensed Consolidating Statements of Cash Flows. In certain cases, taxes have been calculated on the basis of a group position that includes both guarantors and nonguarantors. In such cases, the taxes have been allocated to individual legal entities based upon each legal entity's actual contribution to the tax provision.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                  Quarter Ended September 30, 2003 (Unaudited)
                                            ---------------------------------------------------------------------------------------
                                                  Playboy                                       Non-                        Playboy
                                             Enterprises,   Holdings       Guarantor       Guarantor                   Enterprises,
                                            Inc. (Parent)   (Issuer)    Subsidiaries    Subsidiaries   Eliminations            Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                        $  --    $    --        $ 61,190        $ 17,589        $(4,331)       $ 74,448
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                       --         --         (45,211)        (13,424)         4,331         (54,304)
   Selling and administrative expenses                 --         --         (11,721)         (2,762)            --         (14,483)
-----------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                         --         --         (56,932)        (16,186)         4,331         (68,787)
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                       --         --           4,258           1,403             --           5,661
-----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                   --         --             120               2            (27)             95
   Interest expense                                    --     (3,174)         (1,080)            (27)            27          (4,254)
   Amortization of deferred
      financing fees                                   --       (375)             --              --             --            (375)
   Minority interest                                   --         --            (345)             --             --            (345)
   Equity income (loss) from subsidiaries            (610)     3,055           1,003              --         (3,448)             --
   Other, net                                          --       (116)            (86)            (40)            --            (242)
-----------------------------------------------------------------------------------------------------------------------------------
      Total nonoperating expense                     (610)      (610)           (388)            (65)        (3,448)         (5,121)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    (610)      (610)          3,870           1,338         (3,448)            540
Income tax expense                                     --         --            (815)           (335)            --          (1,150)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $(610)   $  (610)       $  3,055        $  1,003        $(3,448)       $   (610)
===================================================================================================================================

                                                                  Quarter Ended September 30, 2002 (Unaudited)
                                            ---------------------------------------------------------------------------------------
                                                  Playboy                                       Non-                        Playboy
                                             Enterprises,   Holdings       Guarantor       Guarantor                   Enterprises,
                                            Inc. (Parent)   (Issuer)    Subsidiaries    Subsidiaries   Eliminations            Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                        $  --    $    --        $ 60,010        $  7,397        $   (35)       $ 67,372
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                       --         --         (41,704)         (6,636)            35         (48,305)
   Selling and administrative expenses                 --         --         (11,926)         (2,953)            --         (14,879)
-----------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                         --         --         (53,630)         (9,589)            35         (63,184)
-----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                --         --           6,380          (2,192)            --           4,188
-----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                   --         --              13               9             --              22
   Interest expense                                    --     (1,507)         (1,391)           (602)            --          (3,500)
   Amortization of deferred
      financing fees                                   --       (235)             --             (15)            --            (250)
   Minority interest                                   --         --            (437)             --             --            (437)
   Equity income (loss) from subsidiaries            (639)     1,134          (2,842)             --          2,347              --
   Other, net                                          --        (31)            (26)             --             --             (57)
-----------------------------------------------------------------------------------------------------------------------------------
      Total nonoperating expense                     (639)      (639)         (4,683)           (608)         2,347          (4,222)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    (639)      (639)          1,697          (2,800)         2,347             (34)
Income tax expense                                     --         --            (563)            (42)            --            (605)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $(639)   $  (639)       $  1,134        $ (2,842)       $ 2,347        $   (639)
===================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                Nine Months Ended September 30, 2003 (Unaudited)
                                           ---------------------------------------------------------------------------------------
                                                 Playboy                                     Non-                          Playboy
                                            Enterprises,   Holdings      Guarantor      Guarantor                     Enterprises,
                                           Inc. (Parent)   (Issuer)   Subsidiaries   Subsidiaries    Eliminations             Inc.
----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                    $     --   $     --      $ 184,424       $ 52,805        $(12,529)       $ 224,700
----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                      --         --       (134,563)       (40,800)         12,529         (162,834)
   Selling and administrative expenses                --         --        (33,112)        (8,125)             --          (41,237)
----------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                        --         --       (167,675)       (48,925)         12,529         (204,071)
----------------------------------------------------------------------------------------------------------------------------------
Operating income                                      --         --         16,749          3,880              --           20,629
----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                  --         --            318             36             (90)             264
   Interest expense                                   --     (8,119)        (3,476)          (527)             90          (12,032)
   Amortization of deferred
      financing fees                                  --       (998)            --            (24)             --           (1,022)
   Minority interest                                (297)        --         (1,012)            --              --           (1,309)
   Debt extinguishment expenses                       --     (3,061)            --           (203)             --           (3,264)
   Equity income (loss) from subsidiaries           (586)    11,843          1,783             --         (13,040)              --
   Other, net                                         --       (251)          (294)          (119)             --             (664)
----------------------------------------------------------------------------------------------------------------------------------
      Total nonoperating expense                    (883)      (586)        (2,681)          (837)        (13,040)         (18,027)
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                   (883)      (586)        14,068          3,043         (13,040)           2,602
Income tax expense                                    --         --         (2,225)        (1,260)             --           (3,485)
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $   (883)  $   (586)     $  11,843       $  1,783        $(13,040)       $    (883)
==================================================================================================================================

                                                                Nine Months Ended September 30, 2002 (Unaudited)
                                           ---------------------------------------------------------------------------------------
                                                 Playboy                                     Non-                          Playboy
                                            Enterprises,   Holdings      Guarantor      Guarantor                     Enterprises,
                                           Inc. (Parent)   (Issuer)   Subsidiaries   Subsidiaries    Eliminations             Inc.
----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                    $     --   $     --      $ 182,164       $ 22,051        $   (130)       $ 204,085
----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                      --         --       (130,653)       (22,089)            130         (152,612)
   Selling and administrative expenses                --         --        (34,310)        (8,558)             --          (42,868)
----------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                        --         --       (164,963)       (30,647)            130         (195,480)
----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                               --         --         17,201         (8,596)             --            8,605
----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                  --         --             55             28              --               83
   Interest expense                                   --     (4,520)        (5,305)        (1,722)             --          (11,547)
   Amortization of deferred
      financing fees                                  --       (698)            --            (31)             --             (729)
   Minority interest                                  --         --         (1,279)            --              --           (1,279)
   Equity loss from subsidiaries                 (13,090)    (7,841)       (10,440)            --          31,371               --
   Other, net                                         --        (31)          (390)            --              --             (421)
----------------------------------------------------------------------------------------------------------------------------------
      Total nonoperating expense                 (13,090)   (13,090)       (17,359)        (1,725)         31,371          (13,893)
----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                         (13,090)   (13,090)          (158)       (10,321)         31,371           (5,288)
Income tax expense                                    --         --         (7,683)          (119)             --           (7,802)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                        $(13,090)  $(13,090)     $  (7,841)      $(10,440)       $ 31,371        $ (13,090)
==================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                         September 30, 2003 (Unaudited)
                                 (In thousands)

                                              Playboy                                         Non-                          Playboy
                                         Enterprises,     Holdings       Guarantor       Guarantor                     Enterprises,
                                        Inc. (Parent)     (Issuer)    Subsidiaries    Subsidiaries     Eliminations            Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                    $     --     $     --       $  22,507        $  3,280        $      --        $ 25,787
Marketable securities                              --           --           3,122              --               --           3,122
Receivables, net of allowance for
   doubtful accounts                               --           --          33,492           7,371               --          40,863
Receivables from related parties                   --           --          (7,277)          8,697               --           1,420
Inventories, net                                   --           --          11,249           1,610               --          12,859
Deferred subscription acquisition
   costs                                           --           --          12,223              --               --          12,223
Other current assets                               --           --           5,785           2,020               --           7,805
-----------------------------------------------------------------------------------------------------------------------------------
   Total current assets                            --           --          81,101          22,978               --         104,079
-----------------------------------------------------------------------------------------------------------------------------------
Receivables from affiliates                        --      107,349          50,585              --         (157,934)             --
Property and equipment, net                        --           --          11,275           1,361               --          12,636
Programming costs, net                             --           --          56,327             917               --          57,244
Goodwill                                           --           --         111,370             523               --         111,893
Trademarks                                         --           --          57,495              --               --          57,495
Distribution agreements, net of
   accumulated amortization                        --           --          32,376              --               --          32,376
Investment in subsidiaries                    114,098      114,098         (45,994)             --         (182,202)             --
Other noncurrent assets                            --        8,323          15,337              36               --          23,696
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                 $114,098     $229,770       $ 369,872        $ 25,815        $(340,136)       $399,419
===================================================================================================================================
Liabilities
Acquisition liabilities                      $     --     $     --       $  12,387        $    470        $      --        $ 12,857
Accounts payable                                   --          110          12,064           4,841               --          17,015
Accrued salaries, wages and
   employee benefits                               --           --           7,056             148               --           7,204
Deferred revenues                                  --           --          46,654           5,963               --          52,617
Other liabilities and accrued expenses             --          562          14,322           1,473               --          16,357
-----------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                       --          672          92,483          12,895               --         106,050
-----------------------------------------------------------------------------------------------------------------------------------
Financing obligations                              --      115,000              --              --               --         115,000
Financing obligations to affiliates                --           --         107,349          50,585         (157,934)             --
Acquisition liabilities                            --           --          21,107           7,007               --          28,114
Net deferred tax liabilities                       --           --          13,482              --               --          13,482
Other noncurrent liabilities                       --           --          10,623           1,322               --          11,945
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                  --      115,672         245,044          71,809         (157,934)        274,591
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                  --           --          10,730              --               --          10,730

Shareholders' equity                          114,098      114,098         114,098         (45,994)        (182,202)        114,098
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                      $114,098     $229,770       $ 369,872        $ 25,815        $(340,136)       $399,419
===================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                          December 31, 2002 (Unaudited)
                                 (In thousands)

                                              Playboy                                         Non-                          Playboy
                                         Enterprises,     Holdings       Guarantor       Guarantor                     Enterprises,
                                        Inc. (Parent)     (Issuer)    Subsidiaries    Subsidiaries     Eliminations            Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                     $    --     $     --       $  (1,908)       $  6,026        $      --        $  4,118
Marketable securities                              --           --           2,677              --               --           2,677
Receivables, net of allowance for
   doubtful accounts                               --           --          33,286           8,925               --          42,211
Receivables from related parties                   --           --          (6,926)          8,468               --           1,542
Inventories, net                                   --           --           9,489           1,009               --          10,498
Deferred subscription acquisition
   costs                                           --           --          12,038              --               --          12,038
Other current assets                               --          905           9,387           1,004               --          11,296
-----------------------------------------------------------------------------------------------------------------------------------
   Total current assets                            --          905          58,043          25,432               --          84,380
-----------------------------------------------------------------------------------------------------------------------------------
Receivables from affiliates                        --       63,603          27,598              --          (91,201)             --
Property and equipment, net                        --           --          10,432           1,284               --          11,716
Programming costs, net                             --           --          51,633             714               --          52,347
Goodwill                                           --           --         111,370             523               --         111,893
Trademarks                                         --           --          55,219              --               --          55,219
Distribution agreements, net of
   accumulated amortization                        --           --          34,284              --               --          34,284
Investment in subsidiaries                     87,815       87,815         (47,864)             --         (127,766)             --
Other noncurrent assets                            --        1,990          17,723             169               --          19,882
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                  $87,815     $154,313       $ 318,438        $ 28,122        $(218,967)       $369,721
===================================================================================================================================
Liabilities
Financing obligations                         $    --     $  6,402       $      --        $     --        $      --        $  6,402
Financing obligations to related parties           --           --              --          17,235               --          17,235
Acquisition liabilities                            --           --          12,525             902               --          13,427
Accounts payable                                   --           --          18,281           6,315               --          24,596
Accrued salaries, wages and
   employee benefits                               --           --          10,046             373               --          10,419
Deferred revenues                                  --           --          48,377           4,256               --          52,633
Other liabilities and accrued expenses             --        1,231          15,018           1,399               --          17,648
-----------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                       --        7,633         104,247          30,480               --         142,360
-----------------------------------------------------------------------------------------------------------------------------------
Financing obligations                              --       58,865              --              --               --          58,865
Financing obligations to related parties           --           --              --          10,000               --          10,000
Financing obligations to affiliates                --           --          63,603          27,598          (91,201)             --
Acquisition liabilities                            --           --          31,777           7,908               --          39,685
Net deferred tax liabilities                       --           --          12,375              --               --          12,375
Other noncurrent liabilities                       --           --           8,904              --               --           8,904
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                  --       66,498         220,906          75,986          (91,201)        272,189
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                  --           --           9,717              --               --           9,717

Shareholders' equity                           87,815       87,815          87,815         (47,864)        (127,766)         87,815
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                       $87,815     $154,313       $ 318,438        $ 28,122        $(218,967)       $369,721
===================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Nine Months Ended September 30, 2003 (Unaudited)
                                        -------------------------------------------------------------------------------------------
                                              Playboy                                         Non-                          Playboy
                                         Enterprises,      Holdings      Guarantor       Guarantor                     Enterprises,
                                        Inc. (Parent)      (Issuer)   Subsidiaries    Subsidiaries     Eliminations            Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                     $    (186)    $  (8,398)     $   5,352       $   3,745            $  --       $     513
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                            --            --            116              --               --             116
Additions to property and equipment                --            --         (3,537)           (743)              --          (4,280)
Other, net                                         --            --            102               3               --             105
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing
   activities                                      --            --         (3,319)           (740)              --          (4,059)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                --       115,000             --              --               --         115,000
Repayment of financing obligations                 --       (65,267)            --            (500)              --         (65,767)
Payment of debt extinguishment
   expenses                                        --          (356)            --              --               --            (356)
Payment of acquisition liabilities                 --            --        (13,145)         (1,747)              --         (14,892)
Payment of deferred financing fees                 --        (9,023)            --              --               --          (9,023)
Other, net                                        253            --             --              --               --             253
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   financing activities                           253        40,354        (13,145)         (2,247)              --          25,215
-----------------------------------------------------------------------------------------------------------------------------------
Net receipts from (payments to)
   subsidiaries                                   (67)      (31,956)        35,527          (3,504)              --              --
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
   and cash equivalents                            --            --         24,415          (2,746)              --          21,669
Cash and cash equivalents
   at beginning of period                          --            --         (1,908)          6,026               --           4,118
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                         $      --     $      --      $  22,507       $   3,280            $  --       $  25,787
===================================================================================================================================

                                                               Nine Months Ended September 30, 2002 (Unaudited)
                                        -------------------------------------------------------------------------------------------
                                              Playboy                                         Non-                          Playboy
                                         Enterprises,      Holdings      Guarantor       Guarantor                     Enterprises,
                                        Inc. (Parent)      (Issuer)   Subsidiaries    Subsidiaries     Eliminations            Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                     $      --     $  (4,667)     $  11,478       $  (9,954)           $  --       $  (3,143)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                            --            --          1,085              33               --           1,118
Additions to property and equipment                --            --         (1,362)           (263)              --          (1,625)
Other, net                                         --            --           (328)             --               --            (328)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities             --            --           (605)           (230)              --            (835)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                --            --             --          17,235               --          17,235
Repayment of financing obligations                 --        (7,731)            --         (10,000)              --         (17,731)
Payment of deferred financing fees                 --          (136)            --            (212)              --            (348)
Other, net                                        212            --             --              --               --             212
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   financing activities                           212        (7,867)            --           7,023               --            (632)
-----------------------------------------------------------------------------------------------------------------------------------
Net receipts from (payments to)
   subsidiaries                                  (212)       12,534        (13,387)          1,065               --              --
-----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash
   and cash equivalents                            --            --         (2,514)         (2,096)              --          (4,610)
Cash and cash equivalents
   at beginning of period                          --            --            456           4,154               --           4,610
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                         $      --     $      --      $  (2,058)      $   2,058            $  --       $      --
===================================================================================================================================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table represents our results of operations (in millions, except per share amounts):

                                                   Quarters Ended             Nine Months Ended
                                                    September 30,               September 30,
                                               ----------------------      ----------------------
                                                   2003          2002          2003          2002
-------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                        $   23.9      $   23.0      $   71.2      $   71.2
   International TV                                 8.2           2.9          25.1           9.8
   Worldwide DVD/home video                         1.4           2.4           3.9           8.6
   Other                                            0.1           0.1           0.4           0.2
-------------------------------------------------------------------------------------------------
   Total Entertainment                             33.6          28.4         100.6          89.8
-------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                23.0          23.8          70.1          70.0
   Other domestic publishing                        4.0           3.8           9.7           8.8
   International publishing                         1.5           1.5           4.1           3.9
-------------------------------------------------------------------------------------------------
   Total Publishing                                28.5          29.1          83.9          82.7
-------------------------------------------------------------------------------------------------
Online
   Subscriptions                                    4.7           3.0          13.0           7.7
   E-commerce                                       3.5           2.8          10.7           9.5
   Other                                            0.7           1.4           2.8           4.1
-------------------------------------------------------------------------------------------------
   Total Online                                     8.9           7.2          26.5          21.3
-------------------------------------------------------------------------------------------------
Licensing                                           3.4           2.7          13.7          10.3
-------------------------------------------------------------------------------------------------
Total net revenues                             $   74.4      $   67.4      $  224.7      $  204.1
=================================================================================================
Net loss
Entertainment
   Before programming expense                  $   16.4      $   16.7      $   50.4      $   53.5
   Programming expense                             (9.7)         (9.4)        (29.2)        (29.1)
-------------------------------------------------------------------------------------------------
   Total Entertainment                              6.7           7.3          21.2          24.4
-------------------------------------------------------------------------------------------------
Publishing                                          1.0           1.9           2.9           0.6
-------------------------------------------------------------------------------------------------
Online                                              0.5          (2.1)          0.9          (8.6)
-------------------------------------------------------------------------------------------------
Licensing                                           1.8           1.2           6.7           3.5
-------------------------------------------------------------------------------------------------
Corporate Administration and Promotion             (4.4)         (4.1)        (11.1)        (11.3)
-------------------------------------------------------------------------------------------------
Operating income                                    5.6           4.2          20.6           8.6
-------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                0.1            --           0.3           0.1
   Interest expense                                (4.2)         (3.5)        (12.0)        (11.6)
   Amortization of deferred financing fees         (0.3)         (0.2)         (1.0)         (0.7)
   Minority interest                               (0.3)         (0.5)         (1.3)         (1.3)
   Debt extinguishment expenses                      --            --          (3.3)           --
   Other, net                                      (0.3)           --          (0.7)         (0.4)
-------------------------------------------------------------------------------------------------
Total nonoperating expense                         (5.0)         (4.2)        (18.0)        (13.9)
-------------------------------------------------------------------------------------------------
Income (loss) before income taxes                   0.6            --           2.6          (5.3)
Income tax expense                                 (1.2)         (0.6)         (3.5)         (7.8)
-------------------------------------------------------------------------------------------------
Net loss                                       $   (0.6)     $   (0.6)     $   (0.9)     $  (13.1)
=================================================================================================
Basic and diluted EPS                          $  (0.03)     $  (0.01)     $  (0.05)     $  (0.51)
=================================================================================================

      Our revenues increased approximately 10% for both the quarter and nine-month period primarily due to higher online subscription revenues and international licensing royalties. In addition, as previously disclosed, our increased ownership in Playboy TV International, LLC, or PTVI, at the end of 2002, resulted in favorable revenue comparisons.

      Operating income improved significantly for both the quarter and nine-month period, mostly due to the better online subscription revenues and licensing royalties described above, both of which are high-margin businesses. The positive performance in the Online and Licensing Groups was partially offset by expected lower revenues and operating income from our worldwide DVD/home video business. Operating income from the Publishing Group was lower in the current year quarter, but improved for the nine-month period.

      The net loss for the current year nine-month period included $3.3 million of debt extinguishment expenses in connection with financing obligations which were repaid upon completion of our debt offering in the first quarter. The prior year nine-month period included a $5.8 million noncash income tax charge related to our adoption of Statement 142, Goodwill and Other Intangible Assets.

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

      Revenues from our domestic TV networks business increased $0.9 million, or 4%, for the quarter resulting in flat revenues for the nine-month comparison. We believe revenues continue to be impacted by theft of service which we also believe is an area of focus for the operators. We believe that revenues have also been impacted by customer resistance to pricing for basic and premium services and the resulting dissatisfaction with the overall value of digital service. In general, our networks are digital services and we are therefore negatively affected by customer churn in digital cable. The quarter and nine-month period both reflected higher revenues related to Playboy TV en Espanol. Profit contribution for the quarter and nine-month period increased slightly. Both periods were impacted by lower amortization of intangibles acquired in the Califa acquisition as their contractual lives are expiring and higher distribution costs and overhead related to our new production facility.

      For both the quarter and nine-month period, profit contribution from our international TV business increased on revenue increases of $5.3 million and $15.3 million, respectively. In the current year we began consolidating our international TV operations as a result of the December 2002 restructuring of the ownership of our international TV joint ventures. The prior year quarter and nine-month period included $2.9 million and $9.8 million, respectively, in licensing fees from the PTVI joint venture, at which time we owned a minority interest.

      For both the quarter and nine-month period, profit contribution from our worldwide DVD/home video business decreased on revenue decreases of $1.0 million, or 41%, and $4.7 million, or 54%, respectively. Both the quarter and nine-month period reflected lower domestic sales of $1.0 million and $3.3 million, respectively, due to fewer titles released in the current year periods, reduced distribution outlets and the absence of last year's continuity series. In addition, the nine-month comparison was impacted by a large domestic sale of backlist titles in the prior year period and lower international revenues of $1.4 million primarily as a result of revenues from a large Korean contract being recorded in the prior year period.

      The group's administrative expenses increased for both the quarter and nine-month period mainly due to higher legal expenses in the current year periods.

      As projected at the start of the year, Entertainment Group profitability for the full year 2003 is expected to be below 2002 due to the continuing lower worldwide DVD/home video revenues, flat domestic TV revenues, higher legal costs and overhead related to our new production facility.

PUBLISHING GROUP

      Playboy magazine revenues decreased $0.8 million, or 3%, for the quarter as higher newsstand revenues were more than offset by $1.2 million lower advertising revenues as a result of the previously announced fewer ad pages. For the nine-month period, Playboy magazine revenues increased $0.1 million as $2.3 million higher newsstand revenues, mainly due to several strong-selling issues which also carried higher cover prices, were mostly offset by $1.8 million lower ad revenues. The ad revenues were lower as a result of fewer ad pages, partially offset by higher average net revenue per page. Ad sales for the 2003 fourth quarter magazine issues are closed, and we expect to report 64% higher ad revenues and 60% more ad pages compared to the 2002 fourth quarter. We expect that all three fourth quarter issues will be up in pages year-over-year, ending with Playboy's 50th anniversary issue. This is expected to result in 11% and 8% increases in ad revenues and pages, respectively, for 2003 compared to 2002.

      Revenues from our other domestic publishing businesses increased $0.2 million, or 6%, for the quarter and $0.9 million, or 10%, for the nine-month period primarily due to a price increase for special editions, partially offset by fewer copies sold.

      The group's segment performance decreased $0.9 million for the quarter and increased $2.3 million for the nine-month period. The quarter and nine-month period reflected lower manufacturing costs of $0.8 million and $2.5 million, respectively, driven by lower print runs, the fewer ad pages and lower paper prices, combined with the higher Playboy magazine newsstand revenues. The impact of these factors was more than offset for the quarter and partially offset for the nine-month period by the lower Playboy magazine ad revenues combined with higher editorial costs of $1.6 million and $1.4 million, respectively. The higher editorial costs were due in part to celebrity expenses, which drove newsstand sales, and transitional costs associated with moving editorial staff from Chicago to New York. We expect to incur additional transitional costs in the fourth quarter.

ONLINE GROUP

      The Online Group's revenues increased $1.7 million, or 24%, for the quarter and $5.2 million, or 24%, for the nine-month period primarily due to significant increases in subscription revenues of $1.7 million and $5.3 million, respectively, due to the launch of several higher-priced subscription services that were not available in the prior year combined with the increased price and number of members of Playboy Cyber Club. Increased circulation helped improve e-commerce revenues by $0.7 million for the quarter and $1.2 million for the nine-month period. These revenue increases were offset in part by lower other revenues of $0.7 million and $1.3 million for the quarter and nine-month period, respectively, in large part due to lower advertising revenues. The group reported segment income of $0.5 million and $0.9 million in the current year quarter and nine-month period, respectively, compared to losses of $2.1 million and $8.6 million in the comparable prior year periods. These improvements were attributable to the higher revenues combined with a lower cost structure. The current and prior year quarters and nine-month periods included $1.9 million and $5.6 million, respectively, of trademark and administrative fees paid to the parent company.

LICENSING GROUP

      For the quarter and nine-month period, segment income from our Licensing Group increased $0.6 million and $3.2 million, respectively, on revenue increases of $0.7 million, or 27%, and $3.4 million, or 33%, respectively. Higher brand licensing royalties from our international products business were mainly responsible for the improved performances in both periods. The sale in the current year of an original painting by Salvador Dali for $1.9 million, partially offset by $0.7 million of income in the prior year from an auction of a small portion of our art and memorabilia collection, also contributed to the nine-month comparison.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses increased $0.3 million, or 7%, for the quarter while expenses for the nine-month period decreased $0.2 million, or 1%. The quarter and nine-month period both reflected our continued focus on cost control measures more than offset by, and partially offset by, respectively, benefit-related expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2003, we had $25.8 million in cash and cash equivalents and $115.0 million in total financing obligations compared to $4.1 million in cash and cash equivalents and $92.5 million in total financing obligations at December 31, 2002. The financing obligations at December 31, 2002 included $27.2 million in obligations payable to Mr. Hefner by Playboy.com. As discussed below, we and Mr. Hefner agreed to exchange his $27.2 million of promissory notes issued by Playboy.com for cash and our equity securities.

      Our liquidity requirements are being provided by the cash generated from our private offering of $115.0 million in aggregate principal amount of senior secured notes. In addition, we have a $20.0 million revolving credit facility. At September 30, 2003, there were no borrowings and $11.1 million in letters of credit outstanding under this facility.

DEBT FINANCINGS

      On March 11, 2003, we completed the private offering of $115.0 million in aggregate principal amount of the Old Notes of our subsidiary, Holdings. On September 17, 2003, the Old Notes were exchanged for the New Notes. The form and terms of the New Notes are identical in all material respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the form and terms of the Old Notes. The New Notes mature on March 15, 2010 and bear interest at the rate of 11.00% per annum, with interest payable on March 15th and September 15th of each year, beginning September 15, 2003. On March 11, 2003, Holdings also entered into a new revolving credit facility, through which we are permitted to borrow up to $20.0 million in revolving borrowings, issue letters of credit or a combination of both.

FINANCING FROM RELATED PARTY

      At December 31, 2002, Playboy.com had an aggregate of $27.2 million of outstanding indebtedness to Mr. Hefner in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured. One promissory note, in the amount of $10.0 million, was extinguished in exchange for shares of Holdings Series A Preferred Stock with an aggregate stated value of $10.0 million. The two other promissory notes, in a combined principal amount of $17.2 million, were extinguished in exchange for $0.5 million in cash and shares of Holdings Series B Preferred Stock with an aggregate stated value of $16.7 million. Pursuant to the terms of an exchange agreement between us, Holdings, Playboy.com and Mr. Hefner and certificates of designation governing the Holdings Series A and Series B Preferred Stock, we were required to exchange the Holdings Series A Preferred Stock for shares of Playboy Class B stock and to exchange the Holdings Series B Preferred Stock for shares of Playboy Preferred Stock.

      In order to issue the Playboy Preferred Stock, we were required to amend our certificate of incorporation to authorize the issuance, which we refer to as the certificate amendment. In accordance with applicable law, Mr. Hefner, the holder of more than a majority of our outstanding Class A voting common stock, approved the certificate amendment by written consent. As a result, on May 1, 2003, we filed an amendment to our certificate of incorporation and exchanged the Holdings Series A Preferred Stock plus accumulated dividends for 1,122,209 shares of Playboy Class B stock and exchanged the Holdings Series B Preferred Stock for 1,674 shares of Playboy Preferred Stock. The Playboy Preferred Stock accrues dividends at a rate of 8.00% per annum which are paid semi-annually.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities was $25.2 million for the nine-month period principally due to proceeds of $115.0 million related to the private offering of senior secured notes, partially offset by payment of $9.0 million of related financing fees, repayment of former financing obligations of $65.8 million and payment of $14.9 million of acquisition liabilities.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Effective with the refinancing of our financing obligations, which occurred on March 11, 2003, we no longer have any floating interest rate exposure. All of our current debt is represented by the senior secured notes, which are fixed rate obligations. Therefore, the fair value of the $115.0 million senior secured notes will be influenced by changes in market rates and our credit quality. At September 30, 2003, the notes were trading above par for an implied fair value of $126.5 million.

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

                                LEGAL PROCEEDINGS

      On February 17, 1998, Gongora filed suit in state court in Hidalgo County, Texas against the Editorial Defendants and us. In the complaint, Gongora alleged that he was injured as a result of the termination of the License Agreement between us and EC for the publication of the Mexican Edition. We terminated the License Agreement on or about January 29, 1998 due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and $0.3 million for lost profits, respectively, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we are vigorously pursuing an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $7.7 million (which represents the amount of the verdict, costs and estimated pre- and post-judgment interest) in connection with the appeal. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained. In accordance with Statement 5, Accounting for Contingencies, no liability has been accrued.

      On May 17, 2001, Logix Development Corporation, or Logix, D. Keith Howington and Anne Howington filed suit in state court in Los Angeles County Superior Court in California against Spice Entertainment Companies, Inc., or Spice, Emerald Media, Inc., or EMI, Directrix, Inc., or Directrix, Colorado Satellite Broadcasting, Inc., New Frontier Media, Inc., J. Roger Faherty, Donald McDonald, Jr. and Judy Savar. On February 8, 2002, plaintiffs amended the complaint and added as a defendant Playboy, which acquired Spice in 1999. The complaint alleged 11 contract and tort causes of action arising principally out of a January 18, 1997 agreement between EMI and Logix in which EMI agreed to purchase certain explicit television channels broadcast over C-band satellite. The complaint further seeks damages from Spice based on Spice's alleged failure to provide transponder and uplink services to Logix. Playboy and Spice filed a motion to dismiss plaintiffs' complaint. The court sustained Playboy's motion as to plaintiffs' fraud and conspiracy claims, but not as to plaintiffs' claims of tortious interference with contract and imposition of constructive trust and granted plaintiffs leave to amend. On June 10, 2002, plaintiffs filed their first amended complaint. In the first amended complaint, plaintiffs allege that the various defendants, including Playboy and Spice, were alter egos of each other. The complaint purports to seek unspecified damages in excess of $10 million. On May 31, 2002, Directrix filed for bankruptcy and on July 8, 2002, Directrix removed the action to the Central District of California Bankruptcy Court. The case was subsequently remanded to state court on October 31, 2002. Playboy and Spice filed motions to dismiss the first amended complaint and on April 4, 2003, the California Superior Court granted Playboy's motion to dismiss without leave to amend. The court signed a final judgment dismissing Playboy on May 9, 2003. Logix then moved for a new trial and that motion was denied on July 21, 2003. The plaintiffs have filed a notice of appeal of Playboy's dismissal. When the court dismissed Playboy on April 4, 2003, the court's decision was silent as to Spice's motion to dismiss. Spice then moved for clarification of that order on the grounds that the same statute of limitations theory on which the court dismissed fraud claims against Playboy applied with equal force to certain claims against Spice. On May 19, 2003, the court heard the motion for clarification and on July 21, 2003 issued a final ruling dismissing all claims against Spice except for breach of contract claims. A trial date for the remaining breach of contract claims against Spice has been set for December 10, 2003. Spice and the plaintiffs filed cross-motions for summary judgment or, in the alternative, for summary adjudication, on September 5, 2003. Those motions are set for hearing on November 19, 2003. On September 22, 2003, the plaintiffs filed a petition for writ of mandate, prohibition or other relief which seeks to vacate the trial court's order that dismissed all but the contract claims against Spice. On September 29, 2003, Spice filed a letter brief with the Court of Appeals which preliminarily opposes the writ petition. The writ petition is pending. We intend to vigorously defend against these claims and we believe we have good defenses to them. At this point in the action, however, it is not possible to determine if there is any potential liability or whether any liability may be material or is likely.

      On September 26, 2002, Directrix filed suit in the U.S. Bankruptcy Court in the Southern District of New York against Playboy Entertainment Group, Inc. In the complaint, Directrix alleged that it was injured as a result of the termination of a Master Services Agreement under which Directrix was to perform services relating to the distribution, production and post production of our cable networks and a sublease agreement under which Directrix would have subleased office, technical and studio space at our Los Angeles, California production facility. Directrix also alleged that we breached an agreement under which Directrix had the right to transmit and broadcast certain versions of films through C-band satellite, commonly known as the TVRO market, and Internet distribution. On November 15, 2002, we filed an answer denying Directrix's allegations, along with counterclaims against Directrix relating to the Sublease Agreement and the Master Services Agreement and seeking damages. On May 15, 2003, we filed an amended answer and counterclaims. On July 30, 2003, Directrix moved to dismiss one of the amended counterclaims, and on October 20, 2003, the Court denied Directrix's motion. Both sides have commenced discovery. We intend to vigorously defend ourselves against Directrix's claims. We believe its claims are without merit and that we have good defenses against them. We believe it is not probable that a material judgment against us will result.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

 Exhibit Number                             Description
 --------------                             -----------

      10.1 Seventh Amendment to September 20, 2001 Lease dated July 23, 2003 between Kingston Andrita LLC and Playboy Entertainment Group, Inc.

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      On July 25, 2003, we filed a Current Report on Form 8-K, dated July 25, 2003, under Item 7., attaching as exhibits thereto (a) consolidated financial statements of Playboy TV International, LLC and the related independent auditors' report and (b) an independent auditors' consent.

      On August 6, 2003, we furnished a Current Report on Form 8-K, dated August 6, 2003, under Item 12., attaching our press release announcing our financial results for the second quarter of 2003.

      On August 13, 2003, we filed a Current Report on Form 8-K, dated August 13, 2003, under Item 7., attaching as an exhibit thereto financial information that was included in our earnings release on August 6, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PLAYBOY ENTERPRISES, INC.
                                               (Registrant)


Date: November 6, 2003                  By /s/ Linda Havard
                                              Linda G. Havard
                                              Executive Vice President,
                                              Finance and Operations,
                                              and Chief Financial Officer
                                              (Authorized Officer and
                                              Principal Financial and
                                              Accounting Officer)