Form 10-K
period 2003-12-31
PLAYBOY ENTERPRISES INC
filed 2004-03-11
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    --------------

Commission file number 001-14790

                            Playboy Enterprises, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                     36-4249478
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification Number)

680 North Lake Shore Drive, Chicago, IL                         60611
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (312) 751-8000

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
        Title of each class                             on which registered
        -------------------                         --------------------------
Class A Common Stock, par value $0.01 per share     New York Stock Exchange
                                                    Pacific Exchange

Class B Common Stock, par value $0.01 per share     New York Stock Exchange
                                                    Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

      The aggregate market value of Class A Common Stock held by nonaffiliates on June 30, 2003 (based upon the closing sale price on the New York Stock Exchange) was $16,806,720. The aggregate market value of Class B Common Stock held by nonaffiliates on June 30, 2003 (based upon the closing sale price on the New York Stock Exchange) was $199,486,772.

      At February 29, 2004, there were 4,864,102 shares of Class A Common Stock and 22,613,151 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required for Part II. Item 5 and Part III. Items 10-14 of this report is incorporated herein by reference to the Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2004.

                            PLAYBOY ENTERPRISES, INC.
                          2003 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Business                                                             3
Item 2.   Properties                                                          15
Item 3.   Legal Proceedings                                                   16
Item 4.   Submission of Matters to a Vote of Security Holders                 16

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
            Matters                                                           17
Item 6.   Selected Financial Data                                             18
Item 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             20
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          36
Item 8.   Financial Statements and Supplementary Data                         36
Item 9.   Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure                                              70
Item 9A.  Controls and Procedures                                             70

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  71
Item 11.  Executive Compensation                                              71
Item 12.  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   71
Item 13.  Certain Relationships and Related Transactions                      71
Item 14.  Principal Accounting Fees and Services                              71

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedule and Reports on Form 8-K      72

                                     PART I

Item 1. Business

      Playboy Enterprises, Inc., together with its subsidiaries and predecessors, will be referred to in this Form 10-K Annual Report by terms such as "we," "us," "our," "Playboy" and the "Company," unless the context otherwise requires. We were organized in 1953 to publish Playboy magazine and are now a worldwide leader in the development and distribution of multi-media entertainment for adult audiences. The Playboy brand is one of the most widely recognized and popular brands in the world. The strength of our brand drives our Entertainment, Publishing, Online and Licensing Groups. Our programming is carried in the U.S. by all six of the major multiple system operators, or MSOs, and both of the largest satellite direct-to-home, or DTH, providers. Playboy magazine, celebrating its 50th Anniversary, is the best-selling monthly men's magazine in the world, with a worldwide paid monthly circulation of over four million copies. Our online operations consist of a network of websites that have an established and growing subscriber and revenue base. Our licensing businesses leverage the Playboy name, the Rabbit Head Design and our other trademarks in the worldwide manufacture, sale and distribution of a variety of consumer products.

      Our businesses are currently classified into the following four reportable segments: Entertainment, Publishing, Online and Licensing. Formerly, we operated a fifth segment, Catalog, which we divested in connection with our sale of the Collectors' Choice Music catalog in 2001. Net revenues, loss before income taxes and cumulative effect of change in accounting principle, depreciation and amortization and identifiable assets of each reportable segment are set forth in Note (T) Segment Information of Notes to Consolidated Financial Statements.

      Our trademarks and copyrights are critical to the success and potential growth of all of our businesses. Our trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, the Rabbit Head Design, Playmate and Spice. We also own numerous domain names related to our online business.

ENTERTAINMENT GROUP

      Our Entertainment Group operations include the production and marketing of adult television programming for our domestic and international TV networks and worldwide DVD/home video products.

Programming

      Our Entertainment Group develops, produces and distributes a wide range of high-quality adult television programming for our domestic and international television networks and worldwide DVD/home video products. Our proprietary productions include feature films, magazine format shows, reality-based and dramatic series, documentaries, live events and celebrity and Playmate features. Our programming features stylized eroticism in a variety of entertaining formats for men and women and is designed to be adapted easily into a number of formats, enabling us to amortize our programming costs over multiple distribution platforms. We have produced a number of shows which air on the domestic and international Playboy TV networks and are also distributed internationally in countries where we do not have networks. Additionally, some of our programming has been released as DVD/home video titles and/or has been licensed to other networks, such as HBO and Showtime. In 2003, we premiered Totally Busted, a "Candid Camera" like show, and in 2002 we premiered The Weekend Flash, a provocative news show. Some of our other series include Women: Stories of Passion, Passion Cove, Sexy Urban Legends, The Extreme Truth and 7 Lives Xposed, Playboy TV's first venture into reality-based television.

      We invest in high-quality adult-oriented programming to support both our television and Internet businesses. We invested $44.7 million, $41.7 million and $37.3 million in entertainment programming in 2003, 2002 and 2001, respectively. Approximately two-thirds of these expenditures were used to create proprietary programming for Playboy TV, resulting in the domestic production of 268, 243 and 232 hours of original programming, respectively. At December 31, 2003, our domestic library of primarily exclusive, Playboy branded original programming totaled approximately 2,500 hours. The remaining amounts of our programming expenditures were used to acquire high-quality adult movies in various edit standards, as the majority of the programming that airs on our movie networks is licensed, on an exclusive basis, from third parties. In 2004, we expect to invest approximately $46 million in Company-produced and licensed programming, which could vary based on, among other things, the timing of completing productions.

      Our programming is delivered to DTH and cable operators through communications satellite transponders. We currently have three transponder service agreements related to our domestic networks, the terms of which currently extend through 2006, 2010 and 2015. We also have four international transponder service agreements, the terms of which currently extend through 2004 and 2006. These service agreements contain protections typical in the industry against transponder failure, including access to spare transponders, and conditions under which our access may be denied. Major limitations on our access to DTH or cable systems or satellite transponder capacity could materially adversely affect our operating performance. There have been no instances in which we have been denied access to transponder service.

      In 2002, we moved to a new state-of-the-art studio facility in Los Angeles where we now have a centralized digital, technical and programming facility for both the Entertainment and Online Groups. The new facility enables us to produce more original programs in a more efficient and cost effective operating environment. In 2003, we upgraded our production capabilities so that the programming we create is now available in high definition format. We are also utilizing our studio to provide playback, production control and origination services for third parties, which helps bring efficiencies and allows us to spread our fixed costs to operate the facility.

Domestic TV Networks

      We currently operate multiple domestic TV networks, which include Playboy TV, Playboy TV en Espanol and seven Spice branded movie networks. Playboy TV, which airs a variety of original and proprietary programming as well as adult movies under exclusive license from leading adult studios, is offered through the DTH market and on cable on a pay-per-view, or PPV, monthly subscription, video on demand, or VOD, and monthly subscription video on demand, or SVOD, basis. Playboy TV en Espanol is offered on cable on a PPV basis and on DTH as part of EchoStar's Dish Latino subscription package. Our Spice branded networks, Spice, Spice 2, Spice Live, Spice Hot, Spice Platinum, Hot Net and Hot Zone, are referred to collectively as our movie networks. Our movie networks feature adult movies under exclusive license from leading adult studios and are offered via cable and satellite on a PPV or VOD basis. We also recognize royalty revenues from the license of our Playboy programming to other pay networks.

The following table illustrates certain information regarding approximate household units and current average retail rates for our networks (in millions, except retail rates):

                              Household Units (1)       Average Retail Rates
                             --------------------      -----------------------
                             Dec. 31,    Dec. 31,                  Monthly
                                 2003        2002         PPV   Subscription
------------------------------------------------------------------------------
Playboy TV
   DTH                           21.6        19.2      $ 8.00         $15.15
   Digital cable                 16.9        14.0        9.90          11.95
   Analog addressable cable       4.5         5.7        7.90          10.15

Playboy TV en Espanol
   DTH                            8.1         7.0          --             --(2)
   Digital cable                  3.3         2.7        9.40             --

Movie Networks
   DTH                           42.2        38.4       10.00             --
   Digital cable                 42.8        36.9  9.50-11.90             --
   Analog addressable cable       6.9        10.8   9.20-9.90             --
----------------------------------------------------------------------------

(1) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of our networks and/or multiple platforms (i.e., digital and analog) are available to that household.

(2) An average retail rate is not available as Playboy TV en Espanol is offered with various other Spanish-speaking networks as part of EchoStar's Dish Latino subscription package.

      Most of our networks are provided through the DTH market in households with small dishes receiving a Ku-band medium or high power digital signal, or DBS, such as those currently offered by DirecTV and EchoStar. Playboy TV is the only adult service to be available on all four DBS services in the United States and Canada. It is currently available on DirecTV and EchoStar in the United States and ExpressVu and Star Choice in Canada. As previously mentioned, Playboy TV en Espanol is offered as part of EchoStar's Dish Latino subscription package. The Hot Network, The Hot Zone and Spice Platinum networks are all available on DirecTV and, in 2001, The Hot Zone network also was launched on EchoStar. Paul Kagan Associates, Inc., or Kagan, an independent media research firm, projects an average annual increase of approximately 7% in DBS households from 2004 through 2006. Our revenues reflect our contractual share of the amounts received by the DTH operators, which are based on both the retail rates set by the DTH operators and the number of buys and/or subscribers.

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

      PPV programming can be delivered through any number of delivery methods, including (a) DTH, (b) digital and analog cable television, (c) wireless cable systems and (d) technologies such as cable modem and the Internet. Growth in the cable PPV market is expected to result principally from cable system upgrades, utilizing digital compression and other bandwidth expansion methods that provide cable operators additional channel capacity. In recent years, cable operators have been shifting from analog to digital technology in order to upgrade their cable systems and to counteract competition from DBS operators. Digital cable television has several advantages over analog cable television, including more channels, better audio and video quality, advanced set-top boxes that are addressable, a secure, fully scrambled signal, integrated program guides and advanced ordering technology. Kagan projects average annual increases of less than 1% in total cable households and 14% in digital cable households through December 31, 2006. During this same period, Kagan projects an average annual decrease of approximately 28% in analog addressable cable households, as customers upgrade from older analog systems to the digital or DBS platforms.

      Additionally, recent technology advances have begun to allow digital consumers to not only order programs on a PPV basis, but also to choose VOD. VOD differs from traditional PPV in that it allows viewers to purchase a specific movie or program for a period of time with DVD-like functionality. The basic premise is that consumers have a menu of options and can choose to buy a program "on demand" without having to adhere to the schedule of a programmed network. We are seeking to obtain a leading position in this new phase of technology by leveraging the power of our brand names, our large library of original programming and our agreements with leading major adult movie producers for VOD rights. Currently we are distributing VOD programming through four operators and are in the process of negotiating agreements with other major operators. Growth of this technology will be dependent on a number of factors, including, but not limited to, operator investment, server/bandwidth capacity, availability of a two-way communication path, programmer rights issues and consumer acceptance. Kagan projects an average annual increase of approximately 24% in VOD households from 2004 through 2006.

      We currently have agreements with each of the nation's six largest MSOs and the principal DTH operators in the United States and Canada. Our agreements with these operators are renewed or renegotiated from time to time in the ordinary course of business. In some cases, following the expiration of an agreement, we and the respective operator continue to perform in accordance with the terms of the expired agreement until a new agreement is negotiated. In any event, our agreements with MSOs and DTH operators generally may be terminated on short notice without penalty.

      Competition among television programming providers is intense for both channel space and viewer spending. Our competition varies in both the type and quality of programming offered, but consists primarily of other premium pay services, such as general-interest premium channels and other adult movie pay services. We compete with the other pay services as we (a) attempt to obtain or renew carriage with DTH operators and individual cable affiliates, (b) negotiate fee arrangements with these operators and (c) market our programming through these operators to consumers. Over the past several years, we have been adversely impacted by all of the competitive factors described above and, in addition, by consolidation in the cable industry, which has resulted in larger, but fewer operators. The availability and price pressure from more explicit content on the Internet and pay television also presents a significant competitive challenge.

      While there can be no assurance that we will be able to maintain our current DTH and cable carriage or fee structures or maintain or grow our viewership in the face of this competition, we believe that strong Playboy and Spice brand recognition, the quality of our original programming and our ability to appeal to a broad range of adult audiences are critical factors which differentiate our networks from other providers of adult programming. Also, to optimize revenue potential, we are encouraging DTH and cable operators to market the full range of PPV, VOD, SVOD and monthly subscription options to consumers and to offer our services in high definition format.

      From time to time, private advocacy groups have sought to exclude our programming from pay television distribution because of the adult-oriented content of the programming. Management does not believe that any such attempts will materially affect our access to DTH and cable systems, but the nature and impact of any such limitations in the future cannot be determined.

International TV

      In December 2002, we completed the restructuring of the ownership of our international TV joint ventures with Claxson Interactive Group Inc. and its affiliates, or Claxson. The current scope of our international television business reflects the significant expansion of our ownership of Playboy TV and movie networks outside of the United States and Canada that occurred with this restructuring. See Note (C) Restructuring of Ownership of International TV Joint Ventures of Notes to Consolidated Financial Statements.

      We currently own and operate or license 16 Playboy, Spice and locally branded movie networks in Europe and the Pacific Far East. Through joint ventures, we have equity interests in seven additional networks in Japan, Latin America and Iberia. At December 31, 2003, our international TV networks were available in approximately 37.0 million household units outside of the United States and Canada, compared to approximately 30.9 million household units at December 31, 2002. The increase in household units is primarily due to growth in existing markets. These networks carry principally U.S.-originated content, which is subtitled or dubbed and complemented by local content. We also derive revenues by licensing programming rights from our extensive library of content to broadcasters in Europe and Australia.

      In Europe, we own and operate television networks in the United Kingdom, which are further distributed through DTH and cable television throughout greater Europe. We license networks to local partners in Scandinavia, France, Turkey, Poland, Taiwan, Hong Kong, South Korea, Israel and New Zealand that are programmed for the cultural sensitivities of each country. Through a joint venture with Tohokushinsha Film Corp., we hold a 19.9% ownership interest in Playboy Channel Japan and a local adult service, The Ruby Channel. These international networks are generally available on both a PPV and monthly subscription basis.

      We own a 19% interest in Playboy TV-Latin America, LLC, or PTVLA, a joint venture with Claxson that operates Playboy TV networks and a local adult service, Venus, in Latin America and Iberia. In these markets, PTVLA operates four networks, distributes Spice Live and exploits the Playboy library by licensing content to broadcasters in the territory. Under the terms of our amended PTVLA operating agreement, Claxson maintains management control of PTVLA, although we have significant management influence. We now provide programming and use of our trademarks directly to PTVLA in return for 17.5% of its net revenues with a guaranteed annual minimum. The term of the program supply and trademark agreement for PTVLA is ten years, unless terminated earlier in accordance with the terms of the agreement. PTVLA provides the feed for Playboy TV en Espanol and we pay PTVLA a 20% distribution fee for that feed based on the network's net revenues in the U.S. Hispanic market. Neither we nor Claxson are obligated to make any additional capital contributions to the PTVLA venture. If the management committee of PTVLA determines that additional capital is necessary for the conduct of PTVLA's business, we would have the option to contribute our pro rata share of additional capital. We have an option to purchase up to 49.9% of PTVLA at fair market value over the next ten years. In addition, we have the option to purchase the remaining 50.1% of PTVLA at fair market value, exercisable at any time during the period beginning December 23, 2007 and ending December 23, 2008, so long as we have previously or concurrently exercised the 49.9% buy-up option. We have the option to pay the purchase price for the 49.9% buy-up option in cash, shares of our Class B common stock, or Class B stock, or a combination of cash and Class B stock. However, if we exercise both options concurrently, then we must pay the entire purchase price for both options in cash.

      We seek the most appropriate and profitable manner in which to build on the powerful Playboy and Spice brands in each international market. In addition, we seek to generate synergies among our networks by combining operations where practicable, through innovative programming and scheduling, through joint programming acquisitions and by coordinating and sharing marketing activities and materials efficiently throughout the territories in which our programming is aired. We expect the benefits of these synergies to improve operating margins in the future as new territories are added to the growing list of our networks.

      We believe we can grow our international television business through (a) expanding the distribution reach of existing networks, (b) expanding the number of countries into which we launch and operate new networks, (c) the continued rollout in digital addressable television households in our existing international markets and (d) increasing buy rates driven by new programming and scheduling tactics as well as more targeted marketing activity.

      While there are several similar domestic and international competitive challenges, a few exist solely within the international marketplace. The availability and price pressure from more explicit content on the Internet and pay television presents a significant competitive challenge. Competition abroad derives from both the availability of less explicit adult content on free television that is much more prevalent, specifically in Europe, than in the U.S., and competitive pay services. In the U.K., our two networks compete with a total of 26 other adult networks and in Japan our two channels compete with 24 adult networks. There are often low barriers to entry, which yield increasing competition, especially from companies in Asia and parts of Europe providing "home grown" content as opposed to dubbed American programs. However, we have used our vast content library and acquisitions to create additional channels (The Adult Channel, Spice, Spice 2, Spice Platinum and Venus), which complement the flagship Playboy TV brand in markets with demand for quality English language adult programming.

Worldwide DVD/Home Video

      We also distribute our original programming domestically in the home video market on both DVD and VHS, which are sold in video and music stores and other retail outlets, through direct mail, including Playboy magazine, and online, including PlayboyStore.com. We offer the following three distinct product lines:
Playboy Home Video, which features Playmate, celebrity and specials product; Playboy TV, which features TV shows from our premium pay television network, and Playboy Exposed, which features content drawn from adult reality-based programming. The following table summarizes the number of titles released under each product line:

                           Fiscal Year      Fiscal Year       Fiscal Year
                                 Ended            Ended             Ended
                              12/31/03         12/31/02          12/31/01
-------------------------------------------------------------------------
Playboy Home Video                  11               14                11
Playboy TV                           7                9                 2
Playboy Exposed                      9               11                 2
-------------------------------------------------------------------------
Total                               27               34                15
=========================================================================

      We also distribute various non-Playboy branded movies and we continue to re-release titles on DVD, which were previously only released on VHS.

      Since October 2001, Image Entertainment, Inc., or Image, has distributed our DVD and VHS products in the United States and Canada. We are responsible for manufacturing the product for sale and for certain marketing and sales functions. We receive advances from Image on all new release titles in the Playboy Home Video and Playboy TV lines, while we receive no advance on Playboy Exposed titles or miscellaneous releases. Image receives a distribution fee on sales of all products, which varies depending on the product line, and remits a net amount to us.

      Internationally, we release our proprietary Playboy programming on DVD and home video formats. Since 2002, our products have been distributed internationally under a master licensing agreement with Modern Entertainment, Ltd., or Modern. These products are based on the videos produced for the U.S. market, with the licensee dubbing or subtitling into the local language where necessary.

      Our agreements with Image and Modern are renewed or renegotiated from time to time in the ordinary course of business. We may, following the expiration of an agreement, continue to perform in accordance with the terms of the expired agreement until a new agreement is negotiated.

PUBLISHING GROUP

      Our Publishing Group operations include the publication of Playboy magazine, other domestic publishing businesses and the licensing of international editions of Playboy magazine.

Playboy Magazine

      Founded by Hugh M. Hefner, in 1953, Playboy magazine, now in its 50th Anniversary year, continues to be the best-selling monthly men's magazine in the U.S. and in the world, based on the combined circulation of the U.S. and international editions. Circulation of the U.S. edition is approximately 3.1 million copies monthly. Combined average circulation of the 17 licensed international editions is approximately 1.1 million copies monthly. According to Fall 2003 data published by Mediamark Research, Inc., or MRI, an independent market research firm, the U.S. edition of Playboy magazine is read by approximately one in every seven men in the United States aged 18 to 34.

      Playboy magazine plays a key role in driving the continued popularity and recognition of the Playboy brand. Playboy magazine is a general-interest magazine targeted to men, with a reputation for excellence founded on providing high-quality photography, entertainment and articles on current issues, interests and trends. Playboy consistently includes in-depth, candid interviews with high profile political, business, entertainment and sports figures; pictorials of famous women; and content by leading authors, including, the following:

         Interviews                Pictorials               Leading Authors
         ----------                ----------               ---------------
         Ben Affleck             Pamela Anderson          William F. Buckley
         Halle Berry             Drew Barrymore               Ethan Coen
       George Clooney            Cindy Crawford            Michael Crichton
         John Cusack             Carmen Electra            David Halberstam
         Bill Gates               Daryl Hannah              William Kennedy
       Tommy Hilfiger             Rachel Hunter              Jay McInerney
       Michael Jordan            Elle Macpherson           Joyce Carol Oates
        Jimmy Kimmel                 Madonna                George Plimpton
       Jack Nicholson            Jenny McCarthy               Scott Turow
        O.J. Simpson           Anna Nicole Smith              John Updike
        Jesse Ventura            Katarina Witt               Kurt Vonnegut

      Playboy magazine has long been known for its quality of photography, editorial content and illustration in publishing the work of top photographers, writers and artists. Playboy magazine also features lifestyle articles on consumer products, fashion, automobiles and consumer electronics and covers the worlds of sports and entertainment. In 2003, Playboy magazine underwent a redesign, including a series of editorial changes. The goal of these changes is to make the magazine more appealing to young readers by being more contemporary while remaining consistent with its heritage of sophisticated and excellent journalism, literature and photography. The front of book sections have been reconfigured with the addition of many new entry points and regular franchise items. The feature well has more photographs and a greater focus on must-read topical articles, focusing on timely, long-form investigative pieces. Writers, ranging from rising young talents to the nation's most accomplished fiction and nonfiction authors, are being featured. And a new, eight-page fashion well has been introduced, spotlighting the best of modern fashion for young men.

      The net circulation revenues of the U.S. edition of Playboy magazine for 2003, 2002 and 2001 were $65.9 million, $62.3 million and $63.6 million, respectively. Net circulation revenues are gross revenues less commissions, discounts and provisions for newsstand returns and display costs and unpaid subscriptions. Circulation revenue comparisons may be materially impacted with respect to newsstand sales in any period based on whether or not there are issues featuring major celebrities.

      According to the Audit Bureau of Circulations, or ABC, an independent audit agency, at December 31, 2003, Playboy magazine was the 13th highest-ranking U.S. consumer publication, with a circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) of 3.15 million. Playboy magazine's circulation rate base at December 31, 2003 was larger than each of Newsweek, Cosmopolitan and Maxim and was larger than the combined rate bases of Stuff, FHM and GQ.

      Playboy magazine has historically generated approximately two-thirds of its revenues from subscription and newsstand circulation, with the remainder primarily from advertising. Subscription copies represent approximately 85% of total copies sold. We believe that managing Playboy's circulation to be primarily subscription driven, like most major magazines, provides a stable and desirable circulation base, which is attractive to advertisers. In addition, according to the MRI data previously mentioned, the median age of male Playboy readers is 32, with a median annual household income of $53,000, a demographic that we believe is also attractive to advertisers. We also derive revenues from the rental of Playboy magazine's subscriber list, which consists of the subscriber's name, address and other subscription-related information that we maintain.

      We attract new subscribers to the magazine through our own direct mail advertising campaigns, subscription agent campaigns and the Internet, including the Playboy.com website. We recognize revenues from magazine subscriptions over the terms of the subscriptions. Subscription copies of the magazine are delivered through the U.S. Postal Service as periodical mail. We attempt to contain these costs through presorting and other methods. The Publishing Group was impacted by a general postal rate increase of approximately 10% in July 2002. No postal rate increases are expected in 2004.

      Playboy magazine is one of the highest priced magazines in the United States. Effective with the April 2001 issue, the basic U.S. newsstand cover price is $4.99 ($6.99 for the December holiday issue and $7.99 for the January 50th Anniversary issue) and the basic Canadian newsstand cover price is C$6.99 (C$7.99 for the December holiday issue and C$8.99 for the January 50th Anniversary issue). In addition, when there is a feature of special appeal, we generally increase the newsstand cover price by $1.00. We price test from time to time, but no general price increases are currently planned for 2004.

      Playboy magazine targets a wide range of advertisers. Advertising by category, as a percent of total advertising pages, and the total number of ad pages was as follows:

                               Fiscal Year      Fiscal Year       Fiscal Year
                                     Ended            Ended             Ended
Category                          12/31/03         12/31/02          12/31/01
-----------------------------------------------------------------------------
Retail/Direct mail                      25%              26%               19%
Beer/Wine/Liquor                        20               25                28
Tobacco                                 19               19                23
Home electronics                         8                8                 4
Automotive                               4                4                 2
Toiletries/Cosmetics                     3                4                 5
Apparel/Footwear/Accessories             5                4                 5
All other                               16               10                14
-----------------------------------------------------------------------------
Total                                  100%             100%              100%
=============================================================================
Total ad pages                         555              515               618
=============================================================================

      We continue to focus on securing new advertisers, including expanding advertising from underserved categories. The net advertising revenues of the U.S. edition of Playboy magazine for 2003, 2002 and 2001 were $36.1 million, $32.4 million and $37.0 million, respectively. Net advertising revenues are gross revenues less advertising agency commissions, frequency and cash discounts and rebates. We publish the U.S. edition of Playboy magazine in 15 advertising editions: one upper income zip-coded, eight regional, two state and four metro. All contain the same editorial material but provide targeting opportunities for advertisers. We implemented 4% and 8% cost per thousand increases in advertising rates effective with the January 2004 and 2003 issues, respectively.

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

      Playboy magazine subscriptions are serviced by Communications Data Services, Inc., or CDS. Pursuant to a subscription fulfillment agreement, CDS performs a variety of services, including (a) receiving, verifying, balancing and depositing payments from subscribers, (b) processing Internet transactions,
(c) printing forms and promotional materials, (d) maintaining master files on all subscribers, (e) issuing bills and renewal notices to subscribers, (f) issuing labels, (g) resolving customer service complaints as directed by us and
(h) furnishing various reports to monitor all aspects of the subscription operations. The term of the previous agreement expired June 30, 2001, but has been extended to June 30, 2006. Either party may terminate the agreement prior to expiration in the event of material nonperformance by, or insolvency of, the other party. We pay CDS specified fees and charges based on the types and amounts of service performed under the agreement. The fees and charges were fixed at their July 1, 2001 levels until June 30, 2003, after which they increase annually based on the consumer price index, to a maximum of six percent in one year. CDS's liability to us for a breach of its duties under the agreement is limited to actual damages of up to $140,000 per event of breach, except in cases of willful breach or gross negligence, in which case the limit is $280,000. The agreement provides for indemnification by CDS of us and our shareholders against claims arising from actions or omissions by CDS in compliance with the terms of the agreement or in compliance with our instructions.

      Distribution of the magazine and special editions to newsstands and other retail outlets is accomplished through Warner Publisher Services, Inc., or Warner, our national distributor. The issues are shipped in bulk to wholesalers, who are responsible for local retail distribution. We receive a substantial cash advance from Warner 14 days after the date each issue goes on sale. We recognize revenues from newsstand sales based on estimated copy sales at the time each issue goes on sale and adjust for actual sales upon settlement with Warner. These revenue adjustments are not material on an annual basis. Retailers return unsold copies to the wholesalers, who count and then shred the returned copies and report the returns by affidavit. The number of copies sold on newsstands varies from month to month, depending in part on consumer interest in the cover, the pictorials and the editorial features.

      Playboy magazine and special editions are printed at Quad/Graphics, Inc., or Quad, at a single site located in Wisconsin, which ships the product to subscribers and wholesalers. The print run varies each month based on expected sales and is determined with input from Warner. Paper is the principal raw material used in the production of these publications. We use a variety of types of high-quality coated and uncoated paper that is purchased from a number of suppliers. The market for paper has historically been cyclical resulting in volatility in paper prices, which can materially affect the Publishing Group's financial results. Average paper prices in 2003 were approximately 7% lower than in 2002 due to soft demand. Paper prices are not expected to increase materially in 2004.

      We rely on CDS, Warner and Quad to produce and distribute our magazine. If they fail to perform their obligations on a timely basis, our operations could be adversely affected. Our agreements with these companies are renewed or renegotiated from time to time in the ordinary course of business. In some cases, following the expiration of an agreement, we and the respective company continue to perform in accordance with the terms of the expired agreement until a new agreement is negotiated.

      From time to time, Playboy magazine and certain of its distribution outlets and advertisers have been the target of private advocacy groups who seek to limit its availability because of its adult-oriented content. In our 50-year history, we have never sold a product that has been judged to be obscene or illegal in any U.S. jurisdiction.

      Magazine publishing companies face intense competition for readers, advertising and newsstand shelf space. Magazines and Internet sites primarily aimed at men are Playboy magazine's principal competitors. Other types of media that carry advertising, such as newspapers, radio and television also compete for advertising revenues with Playboy magazine.

Other Domestic Publishing

      Our Publishing Group has also created media extensions, including special editions and calendars, which are primarily sold in newsstand outlets. We published 25 special editions in 2003 and 24 in each of 2002 and 2001. We expect to publish 24 special editions in 2004. Effective with the December 2002 issue, the U.S. special editions newsstand cover price is $7.99 and effective with the August 2002 issue, the Canadian special editions newsstand cover price is C$8.99. No general price increases are currently planned for 2004.

      Other domestic publishing also includes ancillary publishing products. In 2003, we published two books: Playboy: Fifty Years: The Photographs and The Playboy Guide to Bachelor Parties: Everything You Need to Know About Planning the Groom's Rite of Passage - From Simple to Sinful. We plan to publish three additional books in 2004. Two of the books, Playboy: Fifty Years: The Cartoons and Hef's Little Black Book, are expected to be released in the second quarter.

International Publishing

      We license the right to publish 17 international editions of Playboy magazine to local partners in the following countries: Brazil, Bulgaria, Croatia, the Czech Republic, France, Germany, Greece, Hungary, Japan, Mexico, the Netherlands, Poland, Romania, Russia, Serbia, Slovenia and Spain. Combined average circulation of the international editions is approximately 1.1 million copies monthly.

      Local publishing licensees tailor their international editions by mixing the work of their national writers and artists with editorial and pictorial material from the U.S. edition. We monitor the content of the international editions so that they retain the distinctive style, look and quality of the U.S. edition, while meeting the needs of their respective markets. The terms of the license agreements vary but, in general, are for terms of three to five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are generally based on both circulation and advertising revenues. In 2003, two editions, Germany and Brazil, accounted for approximately half of our total licensing revenues from international editions.

ONLINE GROUP

      Our Online Group, which provides a wide range of web-based entertainment experiences under the Playboy and Spice brand names, capitalizes on the lifestyle and entertainment interests of young men around the world. We believe that we are well positioned to provide compelling online entertainment experiences due to the strength of our brands. Our online destinations combine Playboy's distinct attitude with extensive and original content, a large community of loyal users and a wealth of e-commerce offerings. Our sites provide us with multiple revenue streams, primarily fees for subscription services and e-commerce, but also advertising, the licensing of international sites and, to a smaller extent, online gaming. The various international websites generally mirror the multiple revenue stream model of our domestic online business.

Subscriptions

      We offer multiple subscription-based websites and two VOD theaters, or collections, under the Playboy and Spice names. Subscriptions will remain the largest revenue stream of this segment in 2004. Average revenue per subscriber continues to grow as we offer additional as well as higher priced clubs.

      The original Playboy Cyber Club, at the website cyber.playboy.com, offers services such as VIP access to over 100,000 photos, including Playboy.com's Cyber Girls, an archive of Playboy magazine interviews, individual home pages for Playboy Playmates, live Playmate chats and exclusive video clips. It is currently offered on a monthly basis for $19.95 and an annual basis for $95.40. The PlayboyNet subscription service, at the website playboy.net, was launched in November 2002 and consists of pictorials and video clips organized by 15 thematic interests. Access to the PlayboyNet is currently offered on a monthly basis for $29.95 and an annual basis for $155.40. In June 2003, we launched PlayboyNet Espanol, at the website playboynetespanol.com, a Spanish-language version of the PlayboyNet service. Access to PlayboyNet Espanol is currently $29.95 per month. Beginning in May 2003, we partnered with RealNetworks, a premier provider of broadband content, to launch the Playboy TV Club, at real.com/partners/PBTV. This club leverages our television and video assets along with Real Networks' marketing reach and is geared toward giving the broadband Internet user a unique and high-quality experience. The Playboy TV Club replaced the Playboy TV Jukebox launched in 2002, which we formerly operated solely. Membership is currently $24.95 per month. In December 2002, we launched a VOD service called the Director's Cut Theater, which offers a variety of viewing packages for our feature-length videos. Packages range from $3.95 to $29.95 depending upon the length of time purchased.

      We also offer a network of sites featuring premium adult entertainment under the Spice brand. The SpiceNet subscription service, at spicetv.com, consists of six niche clubs offering video clips, pictorial galleries and interactive features that allow users to view highly customized video content, live chat, voyeur cams and original content. SpiceNet is currently being relaunched and is offered on a monthly basis for $29.95 and an annual basis of $189.96. The Spice Platinum Theater VOD offering is linked through the website spicetv.com and offers access to over 10,000 adult movies. Viewing packages range from $3.95 to $29.95, depending upon the length of time purchased.

E-Commerce

      Our second largest revenue stream for the Online Group is e-commerce. Our Playboy branded e-commerce offerings include PlayboyStore.com, which is the primary destination for purchasing Playboy branded fashions, calendars, DVDs, videos, jewelry and collectibles as well as issues of Playboy magazine and foreign and special editions. A Spice branded e-commerce offering, at spicetvstore.com, offers adult oriented products, including DVDs and videos, lingerie and sensual products. E-commerce also includes direct commerce, or printed catalog mailings for both Playboy and Spice products. Fulfillment and customer service is supplied by Infinity Resources Inc., or Infinity. Infinity also purchased our Collectors' Choice Music business in 2001 and has been subleasing our warehouse facility since 2000.

Other

      The free Playboy.com site is designed with a goal of converting visitors to purchasers by directing visitors to our revenue-generating sites while also generating advertising revenues. Playboy.com offers original content and focuses on areas of interest to its target audience, including Arts & Entertainment, Sports, Events, On Campus, World of Playboy and Playmates.

      We are expanding our international presence by entering into licensing arrangements in foreign countries to provide compelling content specifically tailored to those individual foreign audiences. We currently have international Playboy sites with partners in Germany, Taiwan and the Netherlands. During 2003, we announced agreements to launch sites in Brazil, France and Japan with local partners in those marketplaces. These are currently active and will be fully launched in the first half of 2004. Our international websites have a local editorial staff that develops original adult-oriented content, makes use of content from the local edition of Playboy magazine and translates appropriate U.S.-originated Playboy.com content. In 2003, we also announced a global deal to provide content to wireless customers in European and Asian markets where Hutchison Whampoa Limited provides 3G wireless services, and have entered into license deals to provide video content to broadband-oriented sites in Korea, Hong Kong and Israel.

      Our online gaming business currently consists of PlayboySportsBook.com and PlayboyCasino.com, which are licensed by Ladbroke eGaming Limited, the world's largest bookmaker. They operate the gaming and bookmaking operations, such that we do not have risk based on the wagering of customers who gamble through our sites. Additionally, we have implemented safeguards designed to prevent illegal wagering through our sites.

      The Internet industry is highly competitive. We compete for visitors, subscribers, buyers and advertisers. We believe that the primary competitive factors affecting our Internet operations include brand recognition, the quality of our content and products, technology, including the number of broadband homes, pricing, ease of use, sales and marketing efforts and user demographics. We believe that we compete favorably with respect to each of these factors. Additionally, we have the advantage of leveraging the power of the Playboy and Spice brands in multiple media, content libraries, marketing and loyal audiences.

LICENSING GROUP

      Our Licensing Group includes the licensing of consumer products carrying one or more of our trademarks and images, as well as Playboy branded retail stores and marketing activities.

      We license Playboy, the Rabbit Head Design and other images, trademarks and artwork as well as the Spice name and trademarks for the worldwide manufacture, sale and distribution of a variety of consumer products. We work with licensees to develop, market and distribute high-quality Playboy and Spice branded merchandise. Our licensed product lines include men's and women's apparel, men's underwear and women's lingerie, accessories, collectibles, slot machines, interactive video games, cigars, watches, jewelry, fragrances, small leather goods, stationery, music, eyewear, barware and home fashions. The group also licenses art-related products based on our extensive collection of artwork, most of which were commissioned as illustrations for Playboy magazine. Occasionally we sell small portions of our art and memorabilia collection through auction houses such as Butterfields, Christie's and Sotheby's. Products are marketed primarily through retail outlets, including department and specialty stores. Our first freestanding fashion retail store, located in an upscale Tokyo shopping district and funded by one of our licensees, opened in 2002. It offers a full collection of Playboy branded fashion and accessories for men and women, as well as other Playboy branded products. We plan to open others in major cities on a licensed basis. We are also interested in exploiting Playboy's brand equity in the location-based entertainment market by entering into partnerships with companies in which we would contribute our brand name and marketing expertise in return for licensing fees, and potentially the option to earn or purchase equity in these ventures.

      While our branded products are unique, we operate in an intensely competitive business that is extremely sensitive to economic conditions, shifts in consumer buying habits or fashion trends, as well as changes in the retail sales environment.

      Company-wide marketing activities consist of Alta Loma Entertainment, the Playboy Jazz Festival and Playmate Promotions. Since 2001, Alta Loma Entertainment has functioned as a production company that leverages our assets, including editorial material as well as icons like the Playmates, Playboy Mansion and Mr. Hefner, to develop original programming for other television networks. We have produced the Playboy Jazz Festival on an annual basis in Los Angeles at the Hollywood Bowl since June 1979 and have continued our sponsorship of related community events. Playmate Promotions represents the Playmates in ad campaigns, trade shows, endorsements, commercials, motion pictures, television and videos for us and outside clients.

SEASONALITY

      Our businesses are generally not seasonal in nature. Revenues and operating results for the quarters ended December 31, however, are typically impacted by higher newsstand cover prices of holiday issues. These higher prices, coupled with typically higher sales of subscriptions of Playboy magazine during those quarters, also result in an increase in accounts receivable. E-commerce revenues and operating results are typically impacted by the holiday buying season and online subscription revenues and operating results are impacted by decreased Internet traffic during the summer months.

PROMOTIONAL AND OTHER ACTIVITIES

      We believe that our sales of products and services are enhanced by the public recognition of the Playboy name as symbolizing a lifestyle. In order to establish public recognition, we, among other activities, purchased in 1971 the Playboy Mansion in Los Angeles, California, where our founder, Hugh M. Hefner, lives. The Playboy Mansion is used for various corporate activities, including serving as a valuable location for video production, magazine photography, online events and sales events. It also enhances our image as host for many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increase public awareness of us and our products and services. As indicated in Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," or MD&A, and
Part III. Item 13. "Certain Relationships and Related Transactions," Mr. Hefner pays us rent for that portion of the Playboy Mansion used exclusively for his and his personal guests' residence as well as the per-unit value of non-business meals, beverages and other benefits received by him and his personal guests. The Playboy Mansion is included in our Consolidated Balance Sheet at December 31, 2003 at a net book value of $1.6 million, including all improvements and after accumulated depreciation. We incur all operating expenses of the Playboy Mansion, including depreciation and taxes, which were $2.3 million, $3.6 million and $3.2 million for 2003, 2002 and 2001, respectively, net of rent received from Mr. Hefner.

      Through the Playboy Foundation, we support not-for-profit organizations and projects concerned with issues historically of importance to Playboy magazine and its readers, including anti-censorship efforts, civil rights, AIDS education, prevention and research, reproductive freedom and women's leadership activities. The Playboy Foundation provides financial support to many organizations and also donates public service advertising space in Playboy magazine and in-kind printing and design services.

      Our trademarks and copyrights are critical to the success and potential growth of all of our businesses. We actively protect and defend our trademarks and copyrights throughout the world and monitor the marketplace for counterfeit products. Consequently, we initiate legal proceedings from time to time to prevent their unauthorized use.

EMPLOYEES

      At February 29, 2004, we employed 608 full-time employees compared to 580 at February 28, 2003. No employees are represented by collective bargaining agreements. We believe we maintain a satisfactory relationship with our employees.

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

      Also posted on our website are the charters of the Audit Committee and Compensation Committee of our Board of Directors, our recently adopted Code of Business Conduct and our Corporate Governance Guidelines. Amendments to or waivers from the Code will be posted on our website. Copies of these documents are available free of charge by sending a request to Investor Relations, Playboy Enterprises, Inc., 680 North Lake Shore Drive, Chicago, Illinois 60611.

Item 2. Properties

Location                          Primary Use
--------                          -----------

Office Space Leased:

  Chicago, Illinois               This space serves as our corporate
                                  headquarters and is used by all of our
                                  operating groups, primarily Publishing and
                                  Online, and for executive and administrative personnel.

  Los Angeles, California         This space serves as our Entertainment Group's
                                  headquarters and for executive and
                                  administrative personnel.

  New York, New York              This space serves as our Publishing and Online
                                  Groups' headquarters and a limited amount of this space is used by the Licensing and Entertainment Groups, as well as executive and administrative personnel.

Operations Facilities Leased:

  Los Angeles, California         This space is used by our Entertainment and
                                  Online Groups as a centralized digital,
                                  technical and programming facility. We also utilize parts of this facility to handle similar functions for other clients.

  Santa Monica, California        This space is used by our Publishing Group as
                                  offices and a photography studio.

  Itasca, Illinois                We began subleasing this warehouse facility to
                                  Infinity in 2000. This facility, under
                                  separate agreements with Infinity, is used to provide e-commerce order fulfillment, customer service and related activities for our Online
                                  Group and previously for the Catalog Group, and storage for the entire Company. The facility was formerly used by us in the same capacities.

Property Owned:

  Los Angeles, California         The Playboy Mansion is used for various
                                  corporate activities, including serving as a valuable location for video production, magazine photography, online events and sales events. It also enhances our image as host for many charitable and civic functions.

      Due to restructuring efforts, we have subleased a portion of our excess office space, and are working to sublease or terminate our remaining excess office space. The term of our New York office lease expires in 2004, and we are currently exploring our alternatives in the New York area.

Item 3. Legal Proceedings

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998 due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and $0.3 million for lost profits, respectively, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we are vigorously pursuing an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $7.7 million (which represents the amount of the judgment, costs and estimated pre- and post-judgment interest) in connection with the appeal. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained. In accordance with Statement of Financial Accounting Standards, or Statement 5, Accounting for Contingencies, no liability has been accrued.

      On May 17, 2001, Logix Development Corporation, or Logix, D. Keith Howington and Anne Howington filed suit in state court in Los Angeles County Superior Court in California against Spice Entertainment Companies, Inc., or Spice, Emerald Media, Inc., or EMI, Directrix, Inc., or Directrix, Colorado Satellite Broadcasting, Inc., New Frontier Media, Inc., J. Roger Faherty, Donald McDonald, Jr., and Judy Savar. On February 8, 2002, plaintiffs amended the complaint and added as a defendant Playboy, which acquired Spice in 1999. The complaint alleged 11 contract and tort causes of action arising principally out of a January 18, 1997 agreement between EMI and Logix in which EMI agreed to purchase certain explicit television channels broadcast over C-band satellite. The complaint further sought damages from Spice based on Spice's alleged failure to provide transponder and uplink services to Logix. Playboy and Spice filed a motion to dismiss plaintiffs' complaint. After pre-trial motions, Playboy was dismissed from the case and a number of causes of action were dismissed against Spice. A trial date for the remaining breach of contract claims against Spice was set for December 10, 2003, and then continued, first to February 11, 2004 and then to March 17, 2004. Spice and the plaintiffs filed cross-motions for summary judgment or, in the alternative, for summary adjudication, on September 5, 2003. Those motions were heard on November 19, 2003 and were denied. In February 2004, prior to the trial, Spice and the plaintiffs agreed to a settlement in the amount of $8.5 million, which we recorded as a charge in the fourth quarter of 2003, $6.5 million of which was paid in February 2004. The remaining $2.0 million will be paid in $1.0 million installments in 2005 and 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Stock price information, as reported in the New York Stock Exchange Composite Listing, is set forth in Note (V) Quarterly Results of Operations (Unaudited) of Notes to Consolidated Financial Statements. Our securities are traded on the exchanges listed on the cover page of this Form 10-K Annual Report under the ticker symbols PLA A (Class A voting) and PLA (Class B nonvoting). At February 29, 2004, there were 7,275 and 8,880 holders of record of Class A and Class B common stock, respectively. There were no cash dividends declared during 2003 and 2002. Our revolving credit facility and the indenture related to the senior secured notes we issued in March 2003 have limitations related to the payment of dividends.

      Other information required under this Item is contained in our Notice of Annual Meeting of Stockholders and Proxy Statement, or collectively, the Proxy Statement, (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2004, which will be filed within 120 days after the close of our fiscal year ended December 31, 2003, and is incorporated herein by reference.

Item 6. Selected Financial Data (1)
(in thousands, except per share amounts, number of employees and ad pages)

                                                      Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year
                                                            Ended         Ended         Ended         Ended         Ended
                                                         12/31/03      12/31/02      12/31/01      12/31/00      12/31/99
---------------------------------------------------------------------------------------------------------------------------
Selected financial data
Net revenues                                            $ 315,844     $ 277,622     $ 287,583     $ 303,360     $ 344,044
Interest expense, net                                     (15,946)      (15,022)      (13,184)       (7,629)       (6,179)
Loss from continuing operations before
 cumulative effect of change in accounting principle       (7,557)      (17,135)      (29,323)      (47,626)       (5,568)
Net loss                                                   (7,557)      (17,135)      (33,541)      (47,626)       (5,335)
Net loss applicable to common shareholders                 (8,450)      (17,135)      (33,541)      (47,626)       (5,335)
Basic and diluted earnings per common share
  Loss from continuing operations before
  cumulative effect of change in accounting principle       (0.31)        (0.67)        (1.20)        (1.96)        (0.24)
  Net loss                                                  (0.31)        (0.67)        (1.37)        (1.96)        (0.23)
EBITDA (2)
  Net loss                                                 (7,557)      (17,135)      (33,541)      (47,626)       (5,335)
  Adjusted for:
    Gain on disposal of discontinued operations
     (net of tax)                                              --            --            --            --          (233)
    Cumulative effect of change in accounting
     principle                                                 --            --         4,218            --            --
    Income tax expense (benefit)                            4,967         8,544           996        16,227          (862)
    Interest expense                                       16,309        15,147        13,970         9,148         7,977
    Depreciation and amortization                          49,558        51,619        51,904        44,911        42,691
    Amortization of deferred financing fees                 1,407           993           905           840           613
    Amortization of restricted stock awards                    45         2,748            --            --            --
    Equity in operations of investments                        80          (279)          746           375        13,871
                                                        ---------     ---------     ---------     ---------     ---------
  EBITDA                                                   64,809        61,637        39,198        23,875        58,722
Cash flows from operating activities                        4,879        14,328        (7,945)      (31,150)       16,100
Cash flows from investing activities                       (2,047)       (3,158)       (2,853)       (3,889)      (68,126)
Cash flows from financing activities                       24,382       (11,662)       12,874        14,045        75,213
---------------------------------------------------------------------------------------------------------------------------
At period end
Total assets                                            $ 418,060     $ 369,721     $ 426,240     $ 388,488     $ 429,402
Long-term financing obligations                         $ 115,000     $  68,865     $  78,017     $  94,328     $  75,000
Shareholders' equity                                    $ 106,636     $  87,815     $  81,525     $ 114,185     $ 161,281
Long-term financing obligations as a
percentage of total capitalization                             52%           44%           49%           45%           32%
Number of common shares outstanding
  Class A voting                                            4,864         4,864         4,864         4,859         4,859
  Class B nonvoting                                        22,579        21,181        19,666        19,407        19,288
Number of full-time employees                                 592           581           610           686           780
---------------------------------------------------------------------------------------------------------------------------
Selected operating data
Cash investments in Company-produced and
 licensed entertainment programming                     $  44,727     $  41,717     $  37,254     $  33,061     $  35,262
Amortization of investments in Company-produced
 and licensed entertainment programming                 $  40,603     $  40,626     $  37,395     $  33,253     $  34,341
Household units (at period end) (3)
  Playboy TV networks
    DTH                                                    21,600        19,200        18,100        15,400        12,400
    Digital cable                                          16,900        14,000        10,300         3,200         1,300
    Analog addressable cable                                4,500         5,700         7,800        11,000        11,700
  Playboy TV en Espanol (4)
    DTH                                                     8,100         7,000            --            --            --
    Digital cable                                           3,300         2,700            --            --            --
  Movie networks (5)
   DTH                                                     42,200        38,400        35,300            --            --
   Digital cable                                           42,800        36,900        25,300         8,400         3,900
   Analog addressable cable                                 6,900        10,800        17,000        16,200        18,300
International TV household units (at period end) (3)       37,000        30,900        29,500        25,700        13,200
Playboy magazine ad pages                                     555           515           618           674           640
Online subscribers                                            163           148           102            67            40
---------------------------------------------------------------------------------------------------------------------------

For a more detailed description of our financial position, results of operations and accounting policies, please refer to Part II. Item 7. "MD&A" and Part II.
Item 8. "Financial Statements and Supplementary Data."

(1) Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

(2) EBITDA represents earnings from continuing operations before interest expense, income taxes, cumulative effect of change in accounting principle, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees, expenses related to the vesting of restricted stock awards and equity in operations of investments. We evaluate our operating results based on several factors, including EBITDA. We consider EBITDA an important indicator of the operational strength and performance of our ongoing businesses, including our ability to provide cash flows to pay interest, service debt and fund capital expenditures. EBITDA eliminates the uneven effect across business segments of noncash depreciation of property and equipment and amortization of intangible assets. Because depreciation and amortization are noncash charges, they do not affect our ability to service debt or make capital expenditures. EBITDA also eliminates the impact of how we fund our businesses and the effect of changes in interest rates, which we believe relate to general trends in global capital markets but are not necessarily indicative of our operating performance. Finally, EBITDA is used to determine compliance with some of our credit facilities. EBITDA should not be considered an alternative to any measure of performance or liquidity under accounting principles generally accepted in the United States, or GAAP. Similarly, EBITDA should not be inferred as more meaningful than any of those measures.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      Since our inception in 1953 as the publisher of Playboy magazine, we have become a world leader in the development and distribution of multimedia entertainment for adult audiences. Today, our businesses are classified into four reportable segments: Entertainment, Publishing, Online and Licensing. We formerly operated a Catalog segment, which we exited in 2001.

      We operate in competitive industries and seek to differentiate ourselves from our competition by leveraging our worldwide brand strength into multiple media and by developing and delivering unique high quality content which becomes part of our extensive libraries of photo images, print and Internet editorial content and original movies and television programs. Another important aspect of our businesses consists of the licensing of our trademarks for the worldwide manufacture, sale and distribution of various consumer products and services. Our trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, the Rabbit Head Design, Playmate and Spice. We also own numerous domain names related to our online business.

      Our Entertainment Group represents the largest portion of our operating income, our Online Group is the fastest growing group, and the brand is driven by our Licensing Group as well as Playboy magazine domestically and worldwide.

      Our strategic focus has not changed over the last several years. We develop unique Playboy-style content that can be leveraged across our various media platforms and across geographic boundaries. Utilizing multiple technology and distribution channels, we will seek to extend our audience reach and related revenues primarily in our high-margin electronic businesses of television and the Internet. Our 50th Anniversary and the new look of our magazine has developed momentum in our Publishing group via advertising and newsstand sales and we will make efforts to continue that momentum in order to increase profitability and brand equity. We continue to face a number of challenges in our efforts to profitably grow our businesses and to realize our strategies, including the continued industry consolidation of cable and satellite distributors, piracy and theft of service in the television arena, free Internet content, as well as consolidation of newsstand wholesalers, all of which have the potential to exert pressure on our margins.

REVENUES

      We generate most of our Entertainment Group revenues from PPV and subscription fees for our television network offerings, including Playboy TV and Spice branded domestic and international networks. Our network revenues are affected by marketing and retail price, which are controlled by the distributors, our revenue splits with distributors, which are negotiated, and the demand for our programming. A small portion of the Entertainment Group revenue is from the sale of DVDs and home videos, which stem primarily from our network programming.

      The majority of our Publishing Group revenues are derived from consumers via subscription and newsstand sales of Playboy magazine and special editions. Additionally, the group generates advertising sales, as well as royalties on circulation and advertising, from our 17 licensed international editions. Our subscription revenues are fairly consistent, while newsstand sales fluctuate and are typically higher for issues containing celebrity pictorials or other special content, such as articles or interviews. The group's revenues fluctuate with the general condition of the local and national economy, which impacts newsstand sales as well as advertising buying patterns. Revenue can also fluctuate when we increase the price of issues containing major celebrities, holiday or other special issues such as our 50th Anniversary issue.

      The principal sources of our Online Group revenues are subscription revenues from our multiple club websites, which offer unique Playboy or Spice branded content, and from e-commerce sales of Playboy branded and other consumer products both online and through direct mail. We also generate revenue through licensing fees from Playboy.com websites outside of the United States as well as from advertising and online gaming. E-commerce revenues are typically higher during the holiday buying season and subscription revenues are lower during the summer months due to decreased Internet traffic.

      Licensing Group revenues are principally generated from royalties received for the international and domestic licensing of our branded consumer products plus periodic auction sales of small portions of our art and memorabilia collection.

COSTS AND OPERATING EXPENSES

      Entertainment Group expenses include programming amortization, network distribution, sales and marketing and general and administrative expenses. Amortization expenses relate primarily to the expenditures associated with the creation of Playboy programming and licensing of third-party programming for our movie networks.

      Publishing Group expenses include manufacturing, subscription promotion, editorial, shipping and general and administrative expenses. Manufacturing expenses, which include the production of the magazine, represent the largest operating expense of the group and fluctuate by issue due mainly to the cost of paper and the size of the magazine. Postage is also a major cost.

      Online Group expenses consist of trademark license and administrative fees to the parent company, content, product fulfillment, sales and marketing, hosting and general and administrative expenses.

      Licensing Group expenses include promotional expenses and general and administrative expenses.

      Corporate Administration and Promotion expenses include general corporate costs such as technology, legal, security, human resources, finance, investor relations and Company-wide marketing, communications and promotion, including the expenses related to the Playboy Mansion.

RESULTS OF OPERATIONS

The following table represents our results of operations (in millions, except per share amounts):

                                                                 Fiscal Year  Fiscal Year  Fiscal Year
                                                                       Ended        Ended        Ended
                                                                    12/31/03     12/31/02     12/31/01
------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                                            $    95.3    $    94.4    $    86.6
   International TV                                                     35.5         16.4         17.0
   Worldwide DVD/home video                                              5.5         10.5          9.6
   Other                                                                 0.6          0.3          0.6
------------------------------------------------------------------------------------------------------
   Total Entertainment                                                 136.9        121.6        113.8
------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                    102.0         94.7        100.8
   Other domestic publishing                                            13.0         11.7         13.8
   International publishing                                              5.7          5.4          9.9
------------------------------------------------------------------------------------------------------
   Total Publishing                                                    120.7        111.8        124.5
------------------------------------------------------------------------------------------------------
Online
   Subscriptions                                                        18.2         11.0          6.6
   E-commerce                                                           16.8         14.4         17.6
   Other                                                                 3.8          5.6          3.3
------------------------------------------------------------------------------------------------------
   Total Online                                                         38.8         31.0         27.5
------------------------------------------------------------------------------------------------------
Licensing                                                               19.4         13.2         10.8
------------------------------------------------------------------------------------------------------
Catalog                                                                   --           --         11.0
------------------------------------------------------------------------------------------------------
Total net revenues                                                 $   315.8    $   277.6    $   287.6
======================================================================================================
Net loss
Entertainment
   Before programming expense                                      $    68.7    $    72.9    $    67.3
   Programming expense                                                 (40.6)       (40.6)       (37.4)
------------------------------------------------------------------------------------------------------
   Total Entertainment                                                  28.1         32.3         29.9
------------------------------------------------------------------------------------------------------
Publishing                                                               5.2          2.7          1.8
------------------------------------------------------------------------------------------------------
Online                                                                   2.8         (8.9)       (21.7)
------------------------------------------------------------------------------------------------------
Licensing                                                               10.3          4.6          2.6
------------------------------------------------------------------------------------------------------
Catalog                                                                   --           --         (0.4)
------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                 (16.6)       (15.8)       (19.7)
------------------------------------------------------------------------------------------------------
Total segment income (loss)                                             29.8         14.9         (7.5)
Restructuring expenses                                                  (0.3)        (6.6)        (3.8)
Gain (loss) on disposals                                                  --          0.4         (0.9)
------------------------------------------------------------------------------------------------------
Operating income (loss)                                                 29.5          8.7        (12.2)
------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                     0.4          0.1          0.8
   Interest expense                                                    (16.3)       (15.1)       (14.0)
   Amortization of deferred financing fees                              (1.4)        (1.0)        (0.9)
   Minority interest                                                    (1.7)        (1.7)        (0.7)
   Equity in operations of investments                                  (0.1)         0.3         (0.7)
   Litigation settlement                                                (8.5)          --           --
   Debt extinguishment expenses                                         (3.3)          --           --
   Vendor settlement                                                      --          0.7           --
   Other, net                                                           (1.2)        (0.6)        (0.6)
------------------------------------------------------------------------------------------------------
Total nonoperating expense                                             (32.1)       (17.3)       (16.1)
------------------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of change
   in accounting principle                                              (2.6)        (8.6)       (28.3)
Income tax expense                                                      (5.0)        (8.5)        (1.0)
------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle         (7.6)       (17.1)       (29.3)
Cumulative effect of change in accounting principle (net of tax)          --           --         (4.2)
------------------------------------------------------------------------------------------------------
Net loss                                                           $    (7.6)   $   (17.1)   $   (33.5)
======================================================================================================

Net loss                                                           $    (7.6)   $   (17.1)   $   (33.5)
Dividend requirements of preferred stock                                (0.9)          --           --
------------------------------------------------------------------------------------------------------
Loss applicable to common shareholders                             $    (8.5)   $   (17.1)   $   (33.5)
======================================================================================================

Basic and diluted earnings per common share
Loss before cumulative effect of change in accounting principle    $   (0.31)   $   (0.67)   $   (1.20)
Cumulative effect of change in accounting principle (net of tax)          --           --        (0.17)
------------------------------------------------------------------------------------------------------
Net loss                                                           $   (0.31)   $   (0.67)   $   (1.37)
======================================================================================================

2003 COMPARED TO 2002

      Our revenues increased approximately $38.2 million, or 14%, compared to the prior year largely due to the restructuring of our international TV joint ventures and the resulting consolidation of certain of these businesses in our operating results. Higher newsstand and advertising revenues for the 50th Anniversary issue, higher online subscription and e-commerce, and higher licensing revenues also contributed to the overall increase.

      Operating income improved $20.8 million, more than double the prior year, largely due to the swing to profitability of the Online Group as a result of growth in high-margin subscription revenues. Increased Playboy magazine revenues also contributed to the improvement. The positive performance in the Publishing, Online and Licensing Groups was partially offset by expected lower revenues and operating income from our worldwide DVD/home video business. Also affecting the comparison was a $6.6 million restructuring charge taken in 2002 compared to a $0.3 million restructuring charge in the current year.

      Net loss for the current year included an $8.5 million charge related to a litigation settlement with Logix as well as $3.3 million of debt extinguishment expenses in connection with financing obligations, which were repaid upon completion of our debt offering in the first quarter of 2003. The prior year included a $5.8 million non-cash income tax charge related to our adoption of Statement 142, Goodwill and Other Intangible Assets.

Entertainment Group

      The following discussion focuses on the profit contribution of each of our Entertainment Group businesses before programming expense.

      Revenues from our domestic TV networks business increased $0.9 million, or 1%, for the year. The increase was due, in part, to increases in digital home coverage; however, we believe that revenues continue to be negatively impacted by theft of service, which we also believe is an area of focus for the DTH and cable operators. We also believe that revenues have been impacted by customer resistance to increases in total prices for services and the resulting dissatisfaction with the overall value of digital service. In general, our networks are digital services, carried by DTH and cable operators, and we are therefore negatively affected by customer churn in digital cable. The year reflects higher revenues related to Playboy TV en Espanol, which we now own and operate as part of our domestic television operation.

      Profit contribution for our domestic TV networks increased $1.1 million, or 2%, for the year, which was impacted by lower amortization of intangibles acquired in the 2001 acquisition described below, offset in part by higher distribution costs and overhead related to our first year in our new production facility. In 2004, we anticipate growth opportunities in our domestic TV business, from expected increases in digital home coverage, from technologies like SVOD and VOD combined with marketing, in spite of the difficult negotiating environment with the cable and satellite distributors resulting from industry consolidation. We are also utilizing our studio to provide playback, production control and origination services for third parties, which helps bring efficiencies and allows us to spread our fixed costs to operate the facility. In July 2001, we acquired The Hot Network, the Hot Zone and the related television assets of Califa Entertainment Group, Inc., or Califa, and the Vivid TV network and related television assets of V.O.D., Inc., which we refer to as the Califa acquisition.

The following table illustrates certain information regarding approximate household units for our networks (in millions):

                                                          Household Units (1)
                                                       -------------------------
                                                           Dec. 31,     Dec. 31,
                                                               2003         2002
--------------------------------------------------------------------------------
Playboy TV
   DTH                                                         21.6         19.2
   Digital cable                                               16.9         14.0
   Analog addressable cable                                     4.5          5.7

Playboy TV en Espanol
   DTH                                                          8.1          7.0
   Digital cable                                                3.3          2.7

Movie Networks
   DTH                                                         42.2         38.4
   Digital cable                                               42.8         36.9
   Analog addressable cable                                     6.9         10.8
--------------------------------------------------------------------------------

(1) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of our networks and/or multiple platforms (i.e. digital and analog) are available to that household.

      In December 2002, we completed the restructuring of the ownership of our international TV joint ventures with Claxson. The restructuring resulted in our acquiring full ownership of Playboy TV and movie networks outside of the United States and Canada, other than Latin America and Iberia. The operating results of these networks are now consolidated in our operating results. Prior to the restructuring, we recorded only revenues from licensing and other fees in our operating results. Under the terms of the restructuring transaction, we increased our equity interest in networks in Europe and the Pacific Far East. We retained our existing 19% ownership interest in the Playboy TV and Spice branded networks in Latin America and Iberia and acquired the 19.9% equity in two Japanese networks previously owned by PTVI. Profit contribution from our international TV business increased on revenue increases of $19.1 million due to the impact of revenue consolidation from the restructuring. The prior year included $16.3 million in licensing fees from the PTVI joint venture, in which we held a minority interest. We believe growth in our international TV business will come from both existing markets and new territories as the number of available household units and technology available to deliver television programming grows.

      Profit contribution from our worldwide DVD/home video business decreased, as expected, on a revenue decrease of $5.0 million, or 47%. The year reflected a decrease in domestic sales of $3.4 million due to fewer titles released in the current year, reduced distribution outlets, the absence of a continuity series and a large sale of backlist titles in the prior year. International revenue from DVD/home video sales decreased $1.6 million primarily due to the absence of revenues from a large Korean contract, which were recorded in the prior year.

      The group's administrative expenses increased mainly due to higher legal expenses related to the litigation with Logix in the current year that were incurred prior to the settlement.

Publishing Group

      Playboy magazine revenues increased $7.3 million, or 8%, for 2003 due to higher newsstand and advertising revenues. Newsstand revenues were $4.1 million higher principally due to a 12% increase in the number of U.S. and Canadian newsstand copies sold in the current year. Advertising revenues increased $3.7 million, or 12%, due to the sale of more ad pages, primarily from our 50th Anniversary issue, combined with higher average net revenue per page. Advertising sales for the 2004 first quarter magazine issues are closed, and we expect to report 3.5% more ad pages and 4.5% higher ad revenues compared to the 2003 first quarter. Subscription revenues were essentially flat in 2003 compared to 2002.

      Other domestic publishing revenues increased $1.3 million, or 11%, for 2003 compared to the prior year primarily due to higher revenues from sales of special editions resulting from the full-year impact of the 2002 price increases, which more than offset a decline in average copies sold per issue.

      The group's segment income nearly doubled from $2.7 million in 2002 to $5.2 million in 2003. Partially offsetting the revenue increases stated above were higher magazine editorial costs due to celebrity pictorials and higher advertising and promotion costs related to the 50th Anniversary issue, combined with the costs associated with moving Playboy's editorial functions from Chicago to New York. In 2004, we intend to capitalize on the momentum from the redesign of the magazine and the 50th Anniversary with increased profitability for the group.

      Our circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) was 3.15 million at December 31, 2003. According to ABC, our actual circulation was 1.6% below our circulation rate base for 2003. We had an increase in newsstand circulation in 2003, at a time when our principal competitors reported decreases in newsstand circulation. Also, our renewals, direct mail, newsstand insert cards and advertising on Playboy.com continue to generate magazine subscriptions. We, like all magazines, continually analyze our circulation business to make certain that the circulation rate base is appropriate for our business strategy, but have no current plans to adjust the rate base at this time.

Online Group

      Online Group revenues for 2003 increased $7.8 million, or 25%, to $38.8 million. Subscription revenues represented the largest growth area, which increased $7.2 million, or 65%, due to growth in members, higher pricing of our various clubs, as well as the launch of new clubs. E-commerce revenues increased $2.4 million, or 17%, partly due to increased catalog circulation and improved marketing strategy for the Spice catalog, combined with increased email campaigns and special offers for PlayboyStore.com. Other revenues were down $1.8 million, or 32%, primarily as a result of lower advertising revenues, partially caused by our decision to internally utilize the premium advertising space to drive traffic to our revenue generating sites. The group's segment performance increased $11.7 million mainly due to the higher revenues. In accordance with an agreement, the group's results included trademark fees paid to the parent company of $6.6 million in 2003 and 2002. The group will pay the same amount in 2004. We expect continued growth in profitability for the group in 2004 principally through anticipated growth of our subscription business with our current Playboy and Spice clubs as well as through affiliate and third-party distribution deals, coupled with the increased use of broadband technology and continued profitable growth in e-commerce.

Licensing Group

      Segment income for 2003 from the Licensing Group increased $5.7 million, or 126%, on a revenue increase of $6.2 million, or 47%. Higher brand licensing royalties from our international and entertainment products businesses contributed to the revenue increase. Revenues from the 50th Anniversary auctions of a portion of our collection of art, manuscripts, cartoons, photographs and memorabilia, and the earlier auction of an original painting by Salvador Dali, resulted in combined higher art revenues of $3.8 million in 2003 compared to $0.9 million in 2002. We intend to grow our royalty revenues in 2004 by expanding our product lines and distribution outlets, including the opening of additional retail stores through licensing arrangements, and continuing to partner with new companies to reach our targeted younger audience. We do not expect significant art revenues in 2004.

Corporate Administration and Promotion

      Corporate Administration and Promotion expenses for 2003 increased $0.8 million, or 5%. We expect Corporate Administration and Promotion expenses to be approximately 20% higher in 2004 than in 2003 reflecting additions in services and business development to support our growth.

Restructuring Expenses

      In 2003, primarily due to excess space in our Chicago office, we recorded unfavorable adjustments of $0.1 million and $0.2 million to the previous estimates related to the 2002 and 2001 restructuring plans, respectively. Of the total costs related to these restructuring plans, approximately $7.1 million was paid by December 31, 2003, with most of the remainder to be paid in 2004 and some payments continuing through 2007.

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

      In 2001, we implemented a restructuring plan in anticipation of a continuing weak economy. The plan included a reduction in workforce coupled with vacating portions of certain office facilities by combining operations for greater efficiency, refocusing sales and marketing, outsourcing some operations and reducing overhead expenses. Total restructuring charges of $4.6 million were recorded, including $0.9 million recorded in 2002 as an unfavorable adjustment to the original estimate. The adjustment was due primarily to a change in sublease assumptions. The restructuring resulted in a workforce reduction of approximately 15%, or 104 positions, through Company-wide layoffs and attrition. Approximately half of these employees were in the Online Group. Of the $4.6 million charge, $2.6 million related to the termination of 88 employees. The remaining positions were eliminated through attrition. The charge also included $2.0 million related to the excess space in our Chicago and New York offices.

      In 2000, we realigned senior management and made staff reductions, which led to a restructuring charge of $3.7 million. There was $0.5 million in payments made in 2000 and the remaining amount was paid in 2001.

The following table displays the activity and balances of the restructuring reserve account for the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                                                Consolidation
                                             Workforce      of Facilities and
                                             Reduction             Operations                 Total
----------------------------------------------------------------------------------------------------
Balance at December 31, 2000                   $ 3,243                $    --                $ 3,243
Additional reserve recorded                      2,453                  1,239                  3,692
Adjustment to previous estimate                     84                     --                     84
Cash payments                                   (4,201)                   (97)                (4,298)
----------------------------------------------------------------------------------------------------
Balance at December 31, 2001                     1,579                  1,142                  2,721
Additional reserve recorded                      2,938                  2,799                  5,737
Write-off leasehold improvements                    --                   (437)                  (437)
Adjustment to previous estimate                    100                    806                    906
Cash payments                                   (1,845)                  (505)                (2,350)
----------------------------------------------------------------------------------------------------
Balance at December 31, 2002                     2,772                  3,805                  6,577
Additional reserve recorded                         --                     --                     --
Adjustment to previous estimate                   (168)                   518                    350
Cash payments                                   (1,974)                (1,760)                (3,734)
----------------------------------------------------------------------------------------------------
Balance at December 31, 2003                   $   630                $ 2,563                $ 3,193
====================================================================================================

Gain on Disposals

      In 2002, we sold our remaining 20% interest in VIPress, our Polish publishing joint venture, resulting in a gain of $0.4 million.

Nonoperating Income (Expenses)

      In 2003, we recorded total nonoperating expense of $32.1 million compared to $17.3 million in the prior year. The most significant component was interest expense of $16.3 million, a $1.2 million increase from the prior year due primarily to an overall increase in our debt at a higher interest rate, partially offset by additional cash on our balance sheet as a result of the bond issuance. We also recorded an $8.5 million expense related to the settlement with Logix and $3.3 million of debt extinguishment expenses in connection with outstanding financing obligations, which were paid upon completion of our debt offering in the first quarter of 2003.

2002 COMPARED TO 2001

      Our revenues for 2002 decreased $10.0 million, or 3%, compared to the prior year principally as a result of three transaction-related changes: (a) the absence of Catalog Group revenues due to the sale of our Collectors' Choice Music business in November 2001, (b) no library license fees received from PTVI in 2002 due to the restructuring of the ownership of our international TV joint ventures as discussed in more detail below and (c) the sale of a majority of our equity interest in the Polish edition of Playboy magazine in July 2001. See also, Note (C) Restructuring of Ownership of International TV Joint Ventures of Notes to the Consolidated Financial Statements. In addition, Playboy magazine revenues were also lower as the mix of revenues continued to shift away from print to higher margin businesses. Partially offsetting the above were higher domestic TV networks revenues as a result of the Califa acquisition in July 2001, and higher Online and Licensing Group revenues due in part to their global expansion.

      Operating performance improved $20.9 million compared to the prior year due to better performance from all of our operating groups, primarily Online, combined with lower Corporate Administration and Promotion expenses. In 2002 we recorded a $6.6 million restructuring charge compared to a $3.8 million charge in the prior year. The charge in both periods included workforce reductions and consolidation of office space.

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

Our networks were available as follows:

                                                         Dec. 31,       Dec. 31,
Household units (in millions) (1)                            2002           2001
--------------------------------------------------------------------------------
Playboy TV
    DTH                                                      19.2           18.1
    Digital cable                                            14.0           10.3
    Analog addressable cable                                  5.7            7.8

Playboy TV en Espanol (2)
    DTH                                                       7.0             --
    Digital cable                                             2.7             --

Movie Networks
    DTH                                                      38.4           35.3
    Digital cable                                            36.9           25.3
    Analog addressable cable                                 10.8           17.0
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

      Revenues and profit contribution from the international TV business decreased $0.6 million and $1.1 million, respectively, due to our not receiving the September 2002 library license fee payment of $7.5 million from PTVI under the old joint venture agreement. Partially offsetting the above were higher sales of output programming to PTVI. As previously discussed, in December 2002, we restructured the ownership of our international TV joint ventures with Claxson. We accounted for this transaction as an unwinding of the PTVI joint venture and final payment under the original sale of assets and licensing agreement, which resulted in the recognition of $0.5 million in additional revenues. In return for our increased ownership in PTVI and the other terms of the restructuring transaction, among other things, (a) we forgave approximately $12.3 million in current programming and other receivables due from PTVI, (b) we would no longer receive the library or output agreement payments that we were scheduled to receive under the original agreement and (c) Claxson was released from its remaining funding obligations to PTVI.

      Profit contribution from our worldwide DVD/home video business increased $0.7 million on a revenue increase of $0.9 million, or 10%, mainly due to the absence of a domestic distributor in the prior year third quarter. The contract with our previous distributor expired in June 2001, and the contract with our current distributor became effective in October 2001. Partially offsetting the above were higher revenues in the prior year of $1.6 million related to a change in accounting in accordance with SOP 00-2, Accounting by Producers or Distributors of Films, which primarily impacted the domestic business.

      Programming amortization expense increased $3.2 million compared to the prior year as a result of a higher number of original programs premiering on domestic Playboy TV and the addition of licensed programming for the movie networks from the Califa acquisition.

      The group incurred expenses in 2002 of $1.0 million related to relocating its California office space and moving to its new studio production facility during the year.

Publishing Group

      Playboy magazine revenues decreased $6.1 million, or 6%, for 2002 due mostly to lower advertising and newsstand revenues. In spite of this, the Publishing Group reported improved performance for 2002 of $0.9 million. Advertising revenues decreased $4.6 million, or 12%, due to fewer ad pages, partially offset by higher average net revenue per page. Newsstand revenues were $2.8 million lower principally due to 13% fewer U.S. and Canadian newsstand copies sold in 2002. Subscription revenues were 3% higher.

      Other domestic publishing revenues decreased $2.1 million, or 15%, for 2002 compared to the prior year primarily due to lower newsstand sales of special editions.

      International publishing revenues decreased $4.5 million, or 45%, due to the sale in July 2001 of the majority of our equity interest in VIPress. As a result, we no longer consolidate its results. We sold our remaining equity interest in the joint venture in October 2002.

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

Online Group

      Online Group revenues for 2002 increased $3.5 million, or 13%, to $31.0 million. Subscription revenues increased $4.4 million, or 66%, due to growth in members, the up pricing of Playboy Cyber Club and the launch of new clubs. Other revenues increased $2.3 million, or 69%, primarily as a result of licensing fees generated by international website deals, including in Germany, Korea, the Netherlands and Taiwan. E-commerce revenues were down $3.2 million, or 18%, mostly due to the sale of our Collectors' Choice Music business in November 2001 combined with the continuation of the strategy to increase profit margins with more targeted circulation. The group's segment loss decreased $12.8 million mainly due to a combination of the higher revenues plus cost-saving initiatives implemented in the fourth quarter of 2001. In accordance with an agreement, the group paid trademark fees to the parent company of $6.6 million in 2002 compared to $4.6 million in 2001.

Licensing Group

      Segment income for 2002 from the Licensing Group increased $2.0 million, or 75%, on a revenue increase of $2.4 million, or 23%. Higher royalties from our international licensed branded products business of $1.3 million, revenues of $0.9 million related to an auction held with Butterfields Auctioneers and eBay in June 2002 of a small portion of our art and memorabilia collection and the favorable impact of cost-reduction measures implemented in the fourth quarter of 2001 were responsible for the improved performance.

Catalog Group

      In November 2001, we sold our Collectors' Choice Music business, ending our presence in the nonbranded print catalog business.

Corporate Administration and Promotion

      Corporate Administration and Promotion expenses for 2002 decreased $3.9 million, or 20%, compared to the prior year. This improvement was primarily a result of no longer amortizing trademarks in 2002 due to the adoption of Statement 142, Goodwill and Other Intangible Assets, lower marketing expenses and a greater reduction of expenses related to the higher trademark fees from the Online Group. Partially offsetting the above were expenses related to the addition of a President and Chief Operating Officer position in 2002.

Restructuring Expenses

      As previously discussed, in 2002, we announced a Company-wide restructuring initiative in order to reduce our ongoing operating expenses, which resulted in a $5.7 million charge in 2002. Also in 2002, a $0.9 million unfavorable adjustment was made to the 2001 restructuring charges discussed below primarily due to a change in sublease assumptions.

      In 2001, we implemented a restructuring plan in anticipation of a continuing weak economy. The plan included a reduction in workforce coupled with vacating portions of certain office facilities by combining operations for greater efficiency, refocusing sales and marketing, outsourcing some operations and reducing overhead expenses. Restructuring charges of $3.7 million related to this plan were recorded in 2001, of which $2.5 million related to the termination of 88 employees. The charges also included $1.2 million related to the excess space in our Chicago and New York offices.

Gain (Loss) on Disposals

      In 2001, we recorded a loss of $1.3 million related to the sale of our Collectors' Choice Music business. Also in 2001, we sold a majority of our equity interest in VIPress, resulting in a gain of $0.4 million. In 2002, we sold our remaining 20% interest in VIPress resulting in a gain of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2003, we had $31.3 million in cash and cash equivalents and $115.0 million in total financing obligations compared to $4.1 million in cash and cash equivalents and $92.5 million in total financing obligations at December 31, 2002. The financing obligations at December 31, 2002 included $27.2 million in obligations payable to Mr. Hefner, our Editor-in-Chief, by Playboy.com. As discussed below, in 2003, we and Mr. Hefner agreed to exchange his $27.2 million of promissory notes issued by Playboy.com for cash and our equity securities.

      Our liquidity requirements are being provided by the cash generated from our offering of $115.0 million in aggregate principal amount of 11% senior secured notes due 2010, or notes, through one of our wholly-owned subsidiaries, PEI Holdings, Inc., or Holdings. In addition, we have a $20.0 million revolving credit facility. At December 31, 2003, there were no borrowings and $9.6 million in letters of credit outstanding under this facility.

      On February 11, 2004, we filed a registration statement with the Securities and Exchange Commission for approximately 6.9 million shares of our Class B stock. The offering will consist of approximately 3.2 million shares offered by us, 2.6 million shares to be offered by Mr. Hefner and 150,000 shares to be offered by Christie Hefner, our Chairman and Chief Executive Officer. An additional 0.9 million shares are subject to an over-allotment option granted by us to the underwriters. We expect to use the net proceeds from the sale to redeem a portion of the notes issued by Holdings, and the balance for general corporate purposes.

DEBT FINANCINGS

      On March 11, 2003, we completed the offering of $115.0 million in aggregate principal amount of senior secured notes of our subsidiary, Holdings. On September 17, 2003, the senior secured notes were exchanged for new registered senior secured notes. The form and terms of the new senior secured notes are identical in all material respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the form and terms of the old notes. The new notes mature on March 15, 2010 and bear interest at the rate of 11.00% per annum, with interest payable on March 15th and September 15th of each year, beginning September 15, 2003.

      The notes are guaranteed on a senior secured basis by us and by substantially all of our domestic subsidiaries, referred to as the guarantors, excluding Playboy.com and its subsidiaries. The notes and the guarantees rank equally in right of payment with our and the guarantors' other existing and future senior debt. The notes and the guarantees are secured by a first-priority lien on our and each guarantor's trademarks, referred to as the primary collateral, and by a second-priority lien, junior to a lien for the benefit of the lenders under the new credit facility, as described below, on (a) 100% of the stock of substantially all of our domestic subsidiaries, excluding the subsidiaries of Playboy.com, (b) 65% of the capital stock of substantially all of our indirect first-tier foreign subsidiaries, (c) substantially all of our and each guarantor's domestic personal property, excluding the primary collateral and (d) the Playboy Mansion, or collectively, the secondary collateral. Our ability to pay cash dividends on our common stock is limited under the terms of the notes.

      On March 11, 2003, we used $73.3 million of the notes proceeds to repay $73.0 million in outstanding principal and $0.3 million in accrued interest and fees on our previously existing credit facility. Effective with this repayment, that credit facility was terminated. In connection with the termination of the credit facility, we also terminated our existing interest rate swap agreement for $0.4 million, which was scheduled to mature in May 2003. On March 14, 2003, we paid $17.3 million to the Califa principals in satisfaction of substantially all of our 2003 acquisition payment obligations, which are discussed below. The remaining $24.0 million of notes proceeds provide liquidity for general corporate purposes, including the payment of the 2004 Califa obligation, and fees and expenses associated with the notes offering.

      On March 11, 2003, Holdings also entered into a new revolving credit facility, under which we are permitted to borrow up to $20.0 million in revolving borrowings, issue letters of credit or a combination of both. For purposes of calculating interest, revolving loans made under the new credit facility will be designated at either the offshore dollar inter bank rate, or IBOR, plus a borrowing margin based on our adjusted EBITDA or, in certain circumstances, at a base rate plus a borrowing margin based on our adjusted EBITDA. Letters of credit issued under the new credit facility bear fees at IBOR plus a borrowing margin based on our adjusted EBITDA. All amounts outstanding under the new credit facility will mature on March 11, 2006. Our obligations under the new credit facility are guaranteed by us and each of the guarantors of the notes. The obligations of us and each of the guarantors under the new credit facility are secured by a first-priority lien on the secondary collateral and a second-priority lien on the primary collateral that supports the obligations under the notes.

FINANCING FROM RELATED PARTY

      At December 31, 2002, Playboy.com had an aggregate of $27.2 million of outstanding indebtedness to Mr. Hefner in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured. One promissory note, in the amount of $10.0 million, was extinguished in exchange for shares of Series A preferred stock of Holdings, which we refer to as the Holdings Series A Preferred Stock, with an aggregate stated value of $10.0 million. The two other promissory notes, in a combined principal amount of $17.2 million, were extinguished in exchange for $0.5 million in cash and shares of Series B preferred stock of Holdings, which we refer to as Holdings Series B Preferred Stock, with an aggregate stated value of $16.7 million. Pursuant to the terms of an exchange agreement between us, Holdings, Playboy.com and Mr. Hefner and certificates of designation governing the Holdings Series A and Series B Preferred Stock, we were required to exchange the Holdings Series A Preferred Stock for shares of Playboy Class B stock and to exchange the Holdings Series B Preferred Stock for shares of preferred stock of Playboy, which we refer to as Playboy Preferred Stock.

      In order to issue the Playboy Preferred Stock, we were required to amend our certificate of incorporation to authorize the issuance, which we refer to as the certificate amendment. In accordance with applicable law, Mr. Hefner, the holder of more than a majority of our outstanding Class A voting common stock, approved the certificate amendment by written consent. As a result, on May 1, 2003, we filed an amendment to our certificate of incorporation and exchanged the Holdings Series A Preferred Stock plus accumulated dividends for 1,122,209 shares of Playboy Class B stock and exchanged the Holdings Series B Preferred Stock for 1,674 shares of Playboy Preferred Stock. The Playboy Preferred Stock accrues dividends at a rate of 8.00% per annum, which are paid semi-annually.

      The Playboy Preferred Stock is convertible at the option of Mr. Hefner, the holder, into shares of our Class B stock at a conversion price of $11.2625, which is equal to 125% of the weighted average closing price of our Class B stock over the 90-day period prior to the exchange of Holdings Series B Preferred Stock for Playboy Preferred Stock. Beginning May 1, 2006, if at any time the weighted average closing price of our Class B stock for 15 consecutive trading days equals or exceeds 150% of the conversion price, or $16.89, we will have the option, by delivering a written notice to the holder of shares of Playboy Preferred Stock, to convert any or all shares of Playboy Preferred Stock into the number of shares of Class B stock determined by dividing (a) the sum of the aggregate stated value of such Playboy Preferred Stock and the amount of accrued and unpaid dividends by (b) the conversion price.

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

      If the announced offering of Class B stock is completed, Mr. Hefner will convert all of his Playboy Preferred Stock into 1,485,948 shares of Class B stock, in accordance with the terms of the Playboy Preferred Stock, and those shares, along with the 1,122,209 Class B shares that he received in exchange for his Holdings Series A Preferred Stock, will be sold in the offering.

CALIFA ACQUISITION

      In connection with the Califa acquisition, we have the option of paying up to $71 million of the purchase price in cash or Class B stock through 2007. We have notified the sellers that the base consideration of $7.0 million and the performance-based payment of $7.0 million that are due in 2004 will be paid in cash. Under the terms of the agreement, the performance-based payment was paid in full on March 1, 2004 and the base consideration will be paid in two equal installments of $3.5 million on May 1, 2004 and November 1, 2004. See the Contractual Obligations table below for the future cash obligations related to our acquisitions.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $4.9 million for 2003, a decrease of $9.4 million from 2002. The decrease in the net loss of $9.6 million, which included non-cash charges of $8.5 million for the Logix litigation settlement and $3.3 million for the debt extinguishment was partially offset by a $10.0 million increase in receivables, net of allowances. Net cash provided by operating activities in 2002 was $14.3 million and included $5.2 million of cash received as part of the PTVI restructuring and also included the non-cash forgiveness of approximately $12.3 million in current programming and other receivables due from PTVI. In 2003, we spent $44.7 million in Company-produced and licensed programming as compared to $41.7 million in 2002. We expect to invest approximately $46 million in 2004, which could vary based on, among other things, the timing of completing productions.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $2.0 million for 2003 primarily due to $2.3 million of additions to property and equipment. In 2003, we also entered into leases of furniture and equipment totaling $15.6 million.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities was $24.4 million for 2003 primarily due to proceeds of $115.0 million related to the issuance of senior secured notes, partially offset by payment of $9.2 million of related financing fees, repayment of former financing obligations of $65.8 million and payment of $14.9 million of acquisition liabilities.

CONTRACTUAL OBLIGATIONS

The following table reflects a summary of our contractual obligations and commercial commitments as further discussed in the notes to consolidated financial statements as of December 31, 2003 (in thousands):


                                            2004      2005      2006      2007      2008  Thereafter     Total
---------------------------------------------------------------------------------------------------------------
Long Term Financing Obligations         $ 12,650  $ 12,650  $ 12,650  $ 12,650  $ 12,650    $133,975  $197,225
Operating Leases                          11,718     9,755     9,032     8,415     7,140      31,033    77,093
Purchase Obligations:
  Licensed Programming Commitments (1)     9,923     8,323     5,996     3,891     5,224      13,177    46,534
Other (2):
  Acquisition Liabilities (3)             17,148     8,000     8,000     8,000     1,000       2,750    44,898
  Transponder Service Agreements           5,424     5,123     4,634     3,480     3,480      13,195    35,336
  Litigation Settlement                    6,500     1,000     1,000        --        --          --     8,500
---------------------------------------------------------------------------------------------------------------

(1) Licensed Programming Commitments represents our non-cancelable obligations to license adult programming from other studios. Typically, the licensing of the programming allows us access to specific titles or in some cases the studio's entire library over an extended period of time. We broadcast this programming on our networks throughout the world, as appropriate.

(2) We have obligations of $4.2 million recorded in "Other noncurrent liabilities" under two nonqualified deferred compensation plans, which permit certain employees and all nonemployee directors to annually elect to defer a portion of their compensation. These amounts have not been included in the table as the dates of payment are not known at the balance sheet date.

(3) We have $5.9 million recorded in the noncurrent portion of "Acquisition liabilities" that have not been included in the table because, per the agreement, the timing of the payments is not known at the balance sheet date.

INCOME TAXES

      In 2003, we increased the valuation allowance by $3.3 million, of which $1.5 million was due to the deferred tax treatment of certain acquired intangibles and the remainder was primarily due to the deferred tax asset related to the 2003 net operating loss. Of the $14.6 million increase in the valuation allowance in 2002, $7.1 million was due to the deferred tax treatment of certain acquired intangibles as a result of the adoption of Statement 142, Goodwill and Other Intangible Assets, and the remainder was primarily due to the deferred tax asset related to the 2002 net operating loss.

CRITICAL ACCOUNTING POLICIES

      Our financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We believe that of our significant accounting policies, the following are the more complex and critical areas. For additional information about our accounting policies, see Note (A) Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements.

REVENUE RECOGNITION

Playboy Magazine

      Our Playboy magazine revenues were $102.0 million and $94.7 million for the years ended December 31, 2003 and 2002, respectively, of which 15.5% and 12.3% were derived from newsstand sales in the respective year. Our print run, which is developed with input from Warner, varies each month based on expected sales. Our expected sales are based on historical analyses of demand based on a number of variables, including content, time of year and the cover price. We record our revenue for each month's issue utilizing our expected sales. Our revenues are recorded net of a provision for estimated returns. Substantially all of the magazines to be returned are returned within 90 days of the date that the subsequent issue goes on sale. We adjust our provision for returns based on actual returns of the magazine. Historically, our annual adjustments to Playboy magazine newsstand revenues have not been material and are driven by differences in consumer demand as compared to expected sales. At any point, our exposure to a material adjustment to revenue is mitigated because generally only the most recent two to three months would not have been fully adjusted to actual based on actual returns received.

Domestic Television

      Our domestic television network revenue for the years ended December 31, 2003 and 2002 was $95.3 million and $94.4 million, respectively. In order to record our revenues, we estimate the number of PPV buys and monthly subscriptions. We base our estimate of revenue on a number of factors including, but not exclusively, the average number of buys and subscriptions in the prior three months based on actual payments received and historical data by geographic location. Upon recording the revenue, we also record the related receivable. We have reserves for uncollectible receivables based on our experience and monitor these reserves on an ongoing basis. At December 31, 2003 and 2002, we had receivables of $17.0 million and $13.9 million related to domestic television. We record adjustments to revenue on a monthly basis as we obtain actual payments from the providers. Actual subscriber information and payment is generally received within three months. Historically, our adjustments have not been material. At any point, our exposure to a material adjustment to revenue is mitigated because generally only the most recent two to three months would not have been fully adjusted to actual based on payments received.

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

DEFERRED REVENUES

      As of December 31, 2003, $41.8 million and $5.4 million of deferred revenues related to Playboy magazine subscriptions and online subscriptions, respectively. Sales of Playboy magazine and online subscriptions, less estimated cancellations, are deferred and recognized as revenues proportionately over the subscription period. Our estimates of cancellations are based on historical experience and current marketplace conditions and they are adjusted monthly on the basis of actual results. We have not experienced significant deviations between estimated and actual results.

RELATED PARTY TRANSACTIONS

HUGH M. HEFNER

      We own a 29-room mansion located on 5 1/2 acres in Los Angeles, California. The Playboy Mansion is used for various corporate activities, including serving as a valuable location for video production, magazine photography, online events and sales events. It also enhances our image as host for many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition which increases public awareness of us and our products and services. Its facilities include a tennis court, swimming pool, gymnasium and other recreational facilities as well as extensive film, video, sound and security systems. The Playboy Mansion also includes accommodations for guests and serves as an office and residence for Hugh M. Hefner, our founder. It has a full-time staff which performs maintenance, serves in various capacities at the functions held at the Playboy Mansion and provides guests of ours and Mr. Hefner's with meals, beverages and other services.

      Under a 1979 lease we entered into with Mr. Hefner, the annual rent Mr. Hefner pays to us for his use of the Playboy Mansion is determined by independent experts who appraise the value of Mr. Hefner's basic accommodations and access to the Playboy Mansion's facilities, utilities and attendant services based on comparable hotel accommodations. In addition, Mr. Hefner is required to pay the sum of the per-unit value of non-business meals, beverages and other benefits he and his personal guests receive. These standard food and beverage per-unit values are determined by independent expert appraisals based on fair market values. Valuations for both basic accommodations and standard food and beverage units are reappraised every three years, and between appraisals are annually adjusted based on appropriate consumer price indexes. Mr. Hefner is also responsible for the cost of all improvements in any Hefner residence accommodations, including capital expenditures that are in excess of normal maintenance for those areas.

      Mr. Hefner's usage of Playboy Mansion services and benefits is recorded through a system initially developed by the auditing and consulting firm of PricewaterhouseCoopers LLP and now administered by us, with appropriate modifications approved by the audit and compensation committees of the Board of Directors. The lease dated June 1, 1979, as amended, between Mr. Hefner and us renews automatically at December 31 each year and will continue to renew unless either we or Mr. Hefner terminate it. The rent charged to Mr. Hefner during 2003 included the appraised rent and the appraised per-unit value of other benefits, as described above. Within 120 days after the end of our fiscal year, the actual charge for all benefits for that year is finally determined. Mr. Hefner pays or receives credit for any difference between the amount finally determined and the amount he paid over the course of the year. We estimated the sum of the rent and other benefits payable for 2003 to be $1.5 million, and Mr. Hefner paid that amount during 2003. The actual rent and other benefits payable for 2002 and 2001 were $1.3 million in each year.

      We purchased the Playboy Mansion in 1971 for $1.1 million and in the intervening years have made substantial capital improvements at a cost of $13.6 million through 2003 (including $2.5 million to bring the Hefner residence accommodations to a standard similar to the Playboy Mansion's common areas). The Playboy Mansion is included in our Consolidated Balance Sheet at December 31, 2003 at a net book value of $1.6 million, including all improvements and after accumulated depreciation. We incur all operating expenses of the Playboy Mansion, including depreciation and taxes, which were $2.3 million, $3.6 million and $3.2 million for 2003, 2002 and 2001, respectively, net of rent received from Mr. Hefner.

      From time to time, we enter into barter transactions in which we secure air transportation for Mr. Hefner in exchange for advertising pages in Playboy magazine. Mr. Hefner reimburses us for our direct costs of providing these ad pages. We receive significant promotional benefit from these transactions. There were no such transactions in 2003.

      At December 31, 2002 and at the time of the Hefner debt restructuring, Playboy.com had an aggregate of $27.2 million of outstanding indebtedness to Mr. Hefner in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured as previously discussed in Liquidity and Capital Resources.

FORWARD-LOOKING STATEMENTS

      This Form 10-K Annual Report contains "forward-looking statements," including statements in Business and MD&A, Management's Discussion and Analysis of Financial Condition and Results of Operations, as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. We use words such as "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues" and other similar terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

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


(6) dilution from any potential issuance of additional common or convertible preferred stock in connection with financings or acquisitions;

(7) competition for advertisers from other publications, media or online providers or any decrease in spending by advertisers, either generally or with respect to the adult male market;

(8) competition in the television, men's magazine, Internet and product licensing markets;

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

(14) risks associated with the financial condition of Claxson, our Playboy TV-Latin America, LLC joint venture partner;

(15)  increases in paper or printing costs;

(16) effects of the national consolidation of the single-copy magazine distribution system; and

(17) uncertainty of the viability of our primarily subscription- and e-commerce-based Internet model.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to certain market risk, including changes in foreign currency exchange rates. In order to manage the risk associated with our exposure to such fluctuations, we enter into various hedging transactions that have been authorized pursuant to our policies and procedures. We have derivative instruments that have been designated and qualify as cash flow hedges, which are entered into in order to hedge the variability of cash flows to be received related to forecasted royalty revenues denominated in foreign currencies, primarily Japanese yen and the Euro. We hedge these royalties with forward contracts for periods not exceeding 12 months. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged items. Hedge ineffectiveness is recorded in earnings. We do not use financial instruments for trading purposes.

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

      We prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the foreign currencies of the countries to which we have exposure, primarily Japan and Germany. Based on our sensitivity analyses at December 31, 2003 and 2002, such a change in foreign currency exchange rates would affect our annual consolidated operating results, financial position and cash flows by approximately $0.3 million for both periods.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are set forth in this Form 10-K Annual Report as follows:

                                                                      Page
                                                                      ----
      Consolidated Statements of Operations - Fiscal Years Ended
      December 31, 2003, 2002 and 2001                                  37

      Consolidated Balance Sheets - December 31, 2003 and 2002          38

      Consolidated Statements of Shareholders' Equity - Fiscal
      Years Ended December 31, 2003, 2002 and 2001                      39

      Consolidated Statements of Cash Flows - Fiscal Years Ended
      December 31, 2003, 2002 and 2001                                  40

      Notes to Consolidated Financial Statements                        41

      Report of Independent Auditors                                    68

      Report of Management                                              69

      The supplementary data regarding quarterly results of operations are set forth in Note (V) Quarterly Results of Operations (Unaudited) of Notes to Consolidated Financial Statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                     Fiscal Year      Fiscal Year      Fiscal Year
                                                                           Ended            Ended            Ended
                                                                        12/31/03         12/31/02         12/31/01
------------------------------------------------------------------------------------------------------------------
Net revenues                                                           $ 315,844        $ 277,622        $ 287,583
------------------------------------------------------------------------------------------------------------------
Costs and expenses
    Cost of sales                                                       (229,216)        (204,616)        (237,048)
    Selling and administrative expenses                                  (56,826)         (58,117)         (58,050)
    Restructuring expenses                                                  (350)          (6,643)          (3,776)
------------------------------------------------------------------------------------------------------------------
       Total costs and expenses                                         (286,392)        (269,376)        (298,874)
------------------------------------------------------------------------------------------------------------------
Gain (loss) on disposals                                                      --              442             (955)
------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                   29,452            8,688          (12,246)
------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
    Investment income                                                        363              125              786
    Interest expense                                                     (16,309)         (15,147)         (13,970)
    Amortization of deferred financing fees                               (1,407)            (993)            (905)
    Minority interest                                                     (1,660)          (1,724)            (704)
    Debt extinguishment expenses                                          (3,264)              --               --
    Equity in operations of  investments                                     (80)             279             (746)
    Litigation settlement                                                 (8,500)              --               --
    Vendor settlement                                                         --              750               --
    Other, net                                                            (1,185)            (569)            (542)
------------------------------------------------------------------------------------------------------------------
       Total nonoperating expense                                        (32,042)         (17,279)         (16,081)
------------------------------------------------------------------------------------------------------------------
Loss before income taxes and cumulative effect of change
    in accounting principle                                               (2,590)          (8,591)         (28,327)
Income tax expense                                                        (4,967)          (8,544)            (996)
------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in accounting principle           (7,557)         (17,135)         (29,323)
Cumulative effect of change in accounting principle (net of tax)              --               --           (4,218)
------------------------------------------------------------------------------------------------------------------
Net loss                                                               $  (7,557)       $ (17,135)       $ (33,541)
==================================================================================================================

Net loss                                                               $  (7,557)       $ (17,135)       $ (33,541)
Dividend requirements of preferred stock                                    (893)              --               --
------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders                             $  (8,450)       $ (17,135)       $ (33,541)
==================================================================================================================

Basic and diluted weighted average number
    of common shares outstanding                                          27,023           25,595           24,411
==================================================================================================================

Basic and diluted loss per common share
Loss before cumulative effect of change in
    accounting principle applicable to common shareholders             $   (0.31)       $   (0.67)       $   (1.20)
Cumulative effect of change in accounting principle (net of tax)              --               --            (0.17)
------------------------------------------------------------------------------------------------------------------
Net loss applicable to common shareholders                             $   (0.31)       $   (0.67)       $   (1.37)
==================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                          Dec. 31,         Dec. 31,
                                                                              2003             2002
---------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                $  31,332        $   4,118
Marketable securities                                                        3,546            2,677
Receivables, net of allowance for doubtful accounts of
   $4,364 and $5,124, respectively                                          52,230           42,211
Receivables from related parties                                             1,226            1,542
Inventories, net                                                            12,017           10,498
Deferred subscription acquisition costs                                     11,759           12,038
Other current assets                                                        10,208           11,296
---------------------------------------------------------------------------------------------------
     Total current assets                                                  122,318           84,380
---------------------------------------------------------------------------------------------------
Property and equipment, net                                                 12,020           11,716
Programming costs, net                                                      57,426           52,347
Goodwill                                                                   111,893          111,893
Trademarks                                                                  58,159           55,219
Distribution agreements, net of accumulated
   amortization of $970 and $6,598, respectively                            32,170           34,284
Other noncurrent assets                                                     24,074           19,882
---------------------------------------------------------------------------------------------------
Total assets                                                             $ 418,060        $ 369,721
===================================================================================================

Liabilities
Financing obligations                                                    $      --        $   6,402
Financing obligations to related parties                                        --           17,235
Acquisition liabilities                                                     15,392           13,427
Accounts payable                                                            22,899           24,596
Accrued salaries, wages and employee benefits                               11,472           10,419
Deferred revenues                                                           53,963           52,633
Accrued litigation settlement                                                6,500               --
Other liabilities and accrued expenses                                      19,088           17,648
---------------------------------------------------------------------------------------------------
     Total current liabilities                                             129,314          142,360
---------------------------------------------------------------------------------------------------
Financing obligations                                                      115,000           58,865
Financing obligations to related parties                                        --           10,000
Acquisition liabilities                                                     26,982           39,685
Net deferred tax liabilities                                                13,877           12,375
Accrued litigation settlement                                                2,000               --
Other noncurrent liabilities                                                13,170            8,904
---------------------------------------------------------------------------------------------------
     Total liabilities                                                     300,343          272,189
---------------------------------------------------------------------------------------------------
Minority interest                                                           11,081            9,717

Shareholders' equity
Preferred stock, $10,000 par value - 10,000,000 shares authorized;
   1,674 issued                                                             16,959               --
Common stock, $0.01 par value
    Class A voting - 7,500,000 shares authorized; 4,864,102 issued              49               49
    Class B nonvoting - 30,000,000 shares authorized; 22,579,363
      and 21,422,321 issued, respectively                                      226              214
Capital in excess of par value                                             152,969          146,091
Accumulated deficit                                                        (62,510)         (54,060)
Unearned compensation - restricted stock                                        --           (2,713)
Accumulated other comprehensive loss                                        (1,057)          (1,766)
---------------------------------------------------------------------------------------------------
     Total shareholders' equity                                            106,636           87,815
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                               $ 418,060        $ 369,721
===================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                              Unearned    Accumulated
                                                  Class A  Class B  Capital in                 Comp. -          Other
                                       Preferred   Common   Common   Excess of      Accum.  Restricted  Comprehensive
                                           Stock    Stock    Stock   Par Value     Deficit       Stock        Loss (1)      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000           $      --  $    49  $   196   $ 120,519   $  (3,384)  $  (2,713)     $    (482)  $ 114,185
  Net loss                                    --       --       --          --     (33,541)         --             --     (33,541)
  Shares issued or vested
    under stock plans, net                    --       --        3       2,504          --        (306)            --       2,201
  Other comprehensive loss                    --       --       --          --          --          --         (1,631)     (1,631)
  Disposal                                    --       --       --          --          --          --            244         244
  Other                                       --       --       --          67          --          --             --          67
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                  --       49      199     123,090     (36,925)     (3,019)        (1,869)     81,525
  Net loss                                    --       --       --          --     (17,135)         --             --     (17,135)
  Shares issued or vested
    under stock plans, net                    --       --       --           6          --         306             --         312
  Shares issued related to the Califa
    acquisition                               --       --       15      22,826          --          --             --      22,841
  Other comprehensive income                  --       --       --          --          --          --             94          94
  Other                                       --       --       --         169          --          --              9         178
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                  --       49      214     146,091     (54,060)     (2,713)        (1,766)     87,815
  Net loss                                    --       --       --          --      (7,557)         --             --      (7,557)
  Shares issued or vested
    under stock plans, net                    --       --       12         380          --       2,713             --       3,105
  Conversion of Holdings preferred B
    to Playboy preferred A                16,959       --       --      10,100          --          --             --      27,059
  Preferred stock dividends                   --       --       --          --        (893)         --             --        (893)
  Shares issued related to Califa
    acquisition                               --       --       --      (3,602)         --          --             --      (3,602)
  Other comprehensive income                  --       --       --          --          --          --            709         709
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003           $  16,959  $    49  $   226   $ 152,969   $ (62,510)  $      --      $  (1,057)  $ 106,636
==================================================================================================================================

(1)   Accumulated other comprehensive loss at December 31, 2003 was as follows:

      Unrealized loss on marketable securities  $  (265)
      Derivative loss                               (28)
      Foreign currency translation loss            (764)
                                                -------
                                                $(1,057)
                                                =======

Comprehensive loss was as follows:

                                             Fiscal Year    Fiscal Year    Fiscal Year
                                                   Ended          Ended          Ended
                                                12/31/03       12/31/02       12/31/01
--------------------------------------------------------------------------------------
Net loss                                       $  (7,557)     $ (17,135)     $ (33,541)
--------------------------------------------------------------------------------------
Unrealized gain (loss) on marketable
  securities                                         817           (555)          (350)
Derivative gain (loss)                               656            500         (1,184)
Foreign currency translation
  adjustments                                       (764)           149            (97)
--------------------------------------------------------------------------------------
Total other comprehensive income (loss)              709             94         (1,631)
--------------------------------------------------------------------------------------
Comprehensive loss                             $  (6,848)     $ (17,041)     $ (35,172)
======================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                 Fiscal Year    Fiscal Year    Fiscal Year
                                                                       Ended          Ended          Ended
                                                                    12/31/03       12/31/02       12/31/01
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                           $  (7,557)     $ (17,135)     $ (33,541)
Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities
    Depreciation of property and equipment                             3,698          3,781          3,897
    Amortization of intangible assets                                  5,257          7,212         10,612
    Amortization of investments in entertainment programming          40,603         40,626         37,395
    (Gain) loss on disposals                                              --           (442)           955
    Amortization of deferred financing fees                            1,407            993            905
    Minority interest                                                  1,364          1,724          1,001
    Debt extinguishment expenses                                       3,264             --             --
    Equity in operations of investments                                   80           (279)           746
    Deferred income taxes                                              1,349          7,018            634
    Cumulative effect of change in accounting principle                   --             --          4,218
    Changes in current assets and liabilities
      Receivables                                                    (10,340)         5,537          5,822
      Receivables from related parties                                   316        (30,164)        (4,458)
      Inventories                                                     (1,519)         3,464          3,468
      Other current assets                                            (2,261)        (4,225)           944
      Accounts payable                                                (1,921)          (139)        (6,587)
      Accrued salaries, wages and employee benefits                    3,759            954           (486)
      Deferred revenues                                                2,732          3,892          1,122
      Deferred revenues from related parties                              --         18,618          3,985
      Acquisition liability interest                                    (407)         4,836          3,777
      Accrued litigation settlement                                    6,500             --             --
      Other liabilities and accrued expenses                           2,148          6,419            888
                                                                   ---------      ---------      ---------
        Net change in current assets and liabilities                    (993)         9,192          8,475
                                                                   ---------      ---------      ---------
    Decrease in receivables from related parties                          --         25,000          6,525
    Investments in entertainment programming                         (44,727)       (41,717)       (37,254)
    Increase in trademarks                                            (2,940)        (3,034)        (2,625)
    (Increase) decrease in other noncurrent assets                    (1,561)           209           (173)
    Decrease in deferred revenues from related parties                    --        (21,325)        (6,525)
    Increase in accrued litigation settlement                          2,000             --             --
    Increase (decrease) in other noncurrent liabilities                2,224         (3,277)        (1,738)
    International TV joint venture restructuring                          --          4,738             --
    Other, net                                                         1,411          1,044         (1,452)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                   4,879         14,328         (7,945)
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                                                 --           (435)          (935)
Proceeds from disposals                                                  116          1,517          3,276
Additions to property and equipment                                   (2,342)        (4,318)        (3,233)
Funding of equity interests                                               --             --         (1,875)
Other, net                                                               179             78            (86)
----------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                (2,047)        (3,158)        (2,853)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net proceeds from sale of Playboy.com Series A Preferred Stock            --             --         13,066
Proceeds from financing obligations                                  115,000          5,000         10,000
Repayment of financing obligations                                   (65,767)       (16,311)       (11,672)
Payment of debt extinguishment expenses                                 (356)            --             --
Payment of acquisition liabilities                                   (14,892)            --             --
Payment of deferred financing fees                                    (9,205)          (585)          (454)
Payment of preferred stock dividends                                    (669)            --             --
Proceeds from stock plans                                                272            234          2,141
Other, net                                                                (1)            --           (207)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                  24,382        (11,662)        12,874
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  27,214           (492)         2,076
Cash and cash equivalents at beginning of year                         4,118          4,610          2,534
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $  31,332      $   4,118      $   4,610
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

Stock-based Compensation: At December 31, 2003 and 2002, we had various stock plans for key employees and non-employee directors, which are more fully described in Note (Q) Stock Plans. We account for stock options as prescribed by Accounting Principles Board Opinion No. 25 and disclose pro forma information as provided by Statement 123, Accounting for Stock Based Compensation.

Pro forma net loss and net loss per common share, presented below (in thousands, except per share amounts), were determined as if we had accounted for our employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using an option pricing model. Such models require the input of highly subjective assumptions including the expected volatility of the stock price. For pro forma disclosures, the options' estimated fair value was amortized over their vesting period. No stock-based employee compensation expense is recognized because all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the grant date. If we accounted for our employee stock options under Statement 123, compensation expense would have been $2.1 million, $3.1 million and $3.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                                                          Fiscal Year    Fiscal Year    Fiscal Year
                                                                Ended          Ended          Ended
                                                             12/31/03       12/31/02       12/31/01
---------------------------------------------------------------------------------------------------
Net loss
   As reported                                              $  (7,557)     $ (17,135)     $ (33,541)
   Pro forma                                                   (9,699)       (20,240)       (37,197)

Basic and diluted EPS applicable to common shareholders
   As reported                                                  (0.31)         (0.67)         (1.37)
   Pro forma                                                $   (0.39)     $   (0.79)     $   (1.52)
---------------------------------------------------------------------------------------------------

For the pro forma disclosures above, the estimated fair value of the options is amortized to expense over their respective vesting periods. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          Fiscal Year    Fiscal Year    Fiscal Year
                                                                Ended          Ended          Ended
                                                             12/31/03       12/31/02       12/31/01
---------------------------------------------------------------------------------------------------
Risk-free interest rate                                          3.33%          4.64%          4.98%
Expected stock price volatility                                 48.90%         50.20%         49.70%
Expected dividend yield                                            --             --             --
---------------------------------------------------------------------------------------------------

For 2003, 2002 and 2001, an expected life of six years was used for all of the stock options, and the weighted average fair value of options granted was $5.06, $7.97 and $6.59, respectively.

Cumulative effect of change in accounting principle: During 2001, we adopted Statement 139, Rescission of FASB Statement No. 53 and Amendments to FASB Statements No. 63, 89, and 121 and SOP 00-2, Accounting by Producers or Distributors of Films. Statement 139 rescinded FASB Statement 53, Financial Reporting by Producers and Distributors of Motion Picture Films. SOP 00-2 established new film accounting and reporting standards for producers or distributors of films, including changes in revenue recognition and accounting for marketing, development and overhead costs. SOP 00-2 also requires all programming costs to be classified on the balance sheet as noncurrent assets. As a result of the adoption of SOP 00-2, we recorded a noncash charge of $4.2 million, or $0.17 per basic and diluted common share, in 2001, representing a "Cumulative effect of change in accounting principle." The charge primarily related to reversals of previously recognized revenues which under the new rules were considered not yet earned, combined with a write-off of marketing costs that were previously capitalized and are no longer capitalizable under the new rules.

Revenue recognition: Domestic TV networks DTH and cable revenues are recognized based on estimates of PPV buys and monthly subscriber counts reported each month by the system operators and adjusted to actual. The net adjustments to actual are not material. International TV revenues are recognized either upon identification of programming scheduled for networks, delivery of programming to customers and/or upon the commencement of the license term. Revenues from the sale of Playboy magazine and online subscriptions are recognized over the terms of the subscriptions. Revenues from newsstand sales of Playboy magazine and special editions (net of estimated returns) and revenues from the sale of Playboy magazine advertisements are recorded when each issue goes on sale. Revenues from e-commerce are recognized when the items are shipped, which is when title passes. Royalties from licensing the Company's trademarks in its international publishing and product licensing businesses are generally recognized on a straight-line basis over the terms of the related agreements. Receivables are recorded when revenue is recognized and adjusted as payments are received. We have established reserves for uncollectible receivables.

Prior to the 2002 restructuring of the ownership of our international TV joint ventures, more fully explained in Note (C) Restructuring of Ownership of International TV Joint Ventures, international TV revenues received from PTVI, for the license of the exclusive international TV rights for the use of the Playboy tradename, film and video library, and for the acquisition of the international rights to the Spice film library, the U.K. and Japan Playboy TV networks and certain international distribution contracts, were recognized generally as the consideration was paid to us, less our 19.9% ownership interest in such transactions. License fees from PTVI for current output production were recognized as programming was available, less our 19.9% ownership interest in such transactions.

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

Property and equipment: Property and equipment are stated at cost. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and immediately expensed for preliminary project activities or post-implementation activities. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. The useful life for building improvements is ten years, furniture and equipment ranges from one to ten years and software ranges from one to five years. Leasehold improvements are depreciated using a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases. Repair and maintenance costs are expensed as incurred and major betterments are capitalized. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts, and any related gains or losses are recorded.

Advertising costs: We expense advertising costs as incurred, except for direct-response advertising. Direct-response advertising consists primarily of costs associated with the promotion of Playboy magazine subscriptions, principally the production of direct-mail solicitation materials and postage, and the distribution of direct and e-commerce mailings for use in the Online Group and previously for the Catalog Group. The capitalized direct-response advertising costs are amortized over the period during which the future benefits are expected to be received, generally six to 12 months. See Note (K) Advertising Costs.

Programming costs and amortization: Original programming and film acquisition costs are primarily assigned to the domestic and international networks and are capitalized and amortized utilizing the straight-line method over three years. Prior to the December 2002 PTVI restructuring, the portion of original programming costs assigned to the international TV market was fully amortized upon availability to PTVI. Existing library original programming costs allocated to the international TV market were amortized proportionately with license fees recognized related to the PTVI agreement. Management believes that these methods have provided a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films and programs are expected to be realized. Film and program amortization are adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis. See Note (C) Restructuring of Ownership of International TV Joint Ventures and Note (M) Programming Costs, Net.

Intangible assets: On January 1, 2002, we adopted Statement 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. Our indefinite-lived intangible assets consist of trademarks and certain acquired distribution agreements. Other intangible assets continue to be amortized over their useful lives. Noncompete agreements are being amortized using the straight-line method over the lives of the agreements, either five or ten years. Distribution agreements deemed to have definite lives are being amortized using the straight-line method over the lives of the agreements, ranging from three months to eight years. A program supply agreement will be amortized using the straight-line method over the ten-year life of the agreement. Copyright defense, registration and/or renewal costs are being amortized using the straight-line method over 15 years. The noncompete agreements, program supply agreement and copyright costs are all included in "Other noncurrent assets."

During the first quarter of 2002, we completed the required transitional impairment tests for goodwill and indefinite-lived intangible assets, which did not result in an impairment charge. Deferred tax liabilities related to these assets with indefinite lives will now be realized only if there is a disposition or an impairment of the value of these intangible assets. We currently have net operating losses, or NOLs, available to offset deferred tax liabilities realized within the NOL carryforward period. However, we cannot be certain that NOLs will be available when the deferred tax liabilities related to these intangible assets are realized. Therefore, in 2002, we recorded a noncash income tax provision of $7.1 million for these deferred tax liabilities, which included $5.8 million related to the cumulative effect of changing the accounting for amortization from prior years.

The following table represents the pro forma effects as if we had adopted Statement 142 as of January 1, 2001 (in thousands, except per share amounts):

                                                          Fiscal Year    Fiscal Year    Fiscal Year
                                                                Ended          Ended          Ended
                                                             12/31/03       12/31/02       12/31/01
---------------------------------------------------------------------------------------------------
Net loss
   As reported                                              $  (7,557)     $ (17,135)     $ (33,541)
     Amortization of goodwill and indefinite-lived
      intangible assets (net of tax)                               --             --          5,762
     Income tax benefit (expense)                                (839)         5,293            (17)
---------------------------------------------------------------------------------------------------
   Pro forma                                                $  (8,396)     $ (11,842)     $ (27,796)
===================================================================================================
Basic and diluted EPS applicable to common shareholders
   As reported                                              $   (0.31)     $   (0.67)     $   (1.37)
   Pro forma                                                $   (0.34)     $   (0.46)     $   (1.14)
===================================================================================================

As a result of the restructuring of the ownership of PTVI in December 2002, we acquired distribution agreements of $3.4 million with a weighted average life of approximately four years and a program supply agreement of $3.2 million with a life of ten years. The weighted average life of the aggregate of the definite-lived intangible assets acquired was approximately seven years. We also acquired indefinite-lived distribution agreements of $9.0 million, which will not be amortized but will be subject to the annual impairment testing.

Amortizable intangible assets consisted of the following (in thousands):

                               December 31, 2003                                    December 31, 2002
                  --------------------------------------------         --------------------------------------------
                      Gross                                Net             Gross                                Net
                   Carrying      Accumulated          Carrying          Carrying      Accumulated          Carrying
                     Amount     Amortization            Amount            Amount     Amortization            Amount
-------------------------------------------------------------------------------------------------------------------
Noncompete
   agreements     $  14,000         $ 12,037         $   1,963         $  14,000        $   9,368         $   4,632
Distribution
   agreements         3,151              970             2,181            10,893            6,598             4,295
Program supply
   agreement          3,226              323             2,903             3,226               --             3,226
Copyrights            2,253              743             1,510             2,156              592             1,564
-------------------------------------------------------------------------------------------------------------------
Total amortizable
   intangible
   assets         $  22,630         $ 14,073         $   8,557         $  30,275        $  16,558         $  13,717
===================================================================================================================

At December 31, 2003 and 2002, our indefinite-lived intangible assets not subject to amortization included goodwill of $111.9 million for both years, and trademarks of $58.2 million and $55.2 million, respectively. Also, of the $32.2 million and $34.3 million of distribution agreements on our Consolidated Balance Sheets at December 31, 2003 and 2002, $30.0 million are indefinite-lived for both periods.

At December 31, 2003 and 2002, goodwill by reportable segment was $111.4 million for both periods for the Entertainment Group and $0.5 million for both periods for the Online Group.

At October 1, 2003, we completed our annual impairment testing of goodwill and indefinite-lived intangible assets and determined that no impairment exists.

The aggregate amortization expense for intangible assets for 2003, 2002 and 2001 was $5.3 million, $7.2 million and $10.6 million, respectively. Amortization expense related to intangible assets with definite lives is expected to total approximately $2.0 million, $1.4 million, $1.1 million, $0.8 million and $0.7 million for each of the next five years, respectively.

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

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions. At December 31, 2003, we had derivative instruments that have been designated and qualify as cash flow hedges, which are entered into in order to hedge the variability of cash flows to be received related to forecasted royalty revenues denominated in foreign currencies, primarily Japanese Yen and the Euro. We hedge these royalties with forward contracts for periods not exceeding 12 months. The fair value and carrying value of our forward contracts were not material. Since these derivative instruments are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is being deferred and reported as a component of "Accumulated other comprehensive loss" and is reclassified into earnings in the same line item where the royalty revenue is recognized into earnings.

In 2001, we entered into an interest rate swap agreement that was scheduled to mature in May 2003 that effectively converted $45.0 million of our floating rate debt to fixed rate debt, thus reducing the impact of interest rate changes on future interest expense. The interest rate swap was terminated in March 2003 to coincide with the termination of our former credit facility. At December 31, 2002, the fair value and carrying value of our interest rate swap was a liability of approximately $0.6 million, respectively, recorded in "Other liabilities and accrued expenses."

At December 31, 2003 and 2002, we had net unrealized losses totaling $0.03 million and $0.7 million, respectively, in "Accumulated other comprehensive loss," which represents the effective portion of changes in fair value of the cash flow hedges. During 2003 and 2002, we reclassified $0.5 million and $1.5 million, respectively, of net losses from "Accumulated other comprehensive loss" to the Consolidated Statements of Operations, which were offset by net gains on the items being hedged. In 2003 and 2002, there were no amounts included in earnings related to hedging ineffectiveness. We do not expect any significant losses to be reclassified from "Accumulated other comprehensive loss" to earnings within the next 12 months.

Earnings per common share: Basic EPS is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the dilutive effects of stock options and other potentially dilutive financial instruments. See Note (G) Earnings per Common Share.

Equity investments: Prior to the restructuring of the ownership of PTVI, the equity method was used to account for our 19.9% interest in the common stock of PTVI due to our ability to exercise significant influence over PTVI's operating and financial policies. Equity in operations of PTVI included our 19.9% interest in the results of PTVI, the elimination of unrealized profits on certain transactions between us and PTVI and gains related to the transfer of certain assets to PTVI. Beginning in 2003, the equity method is used to account for our investment in PTVLA since the restructuring gave us the ability to exercise influence over PTVLA. The cost method was used prior to the restructuring.

Minority interest: In 2001, one of our subsidiaries, Playboy.com, converted three promissory notes, together with accrued and unpaid interest thereon, into shares of Playboy.com's Series A Preferred Stock. As part of consolidation, included in "Minority interest" and "Other noncurrent liabilities" is the accretion of dividends payable and professional fees related to the preferred stock. Also included in "Other noncurrent liabilities" is minority interest associated with the preferred stock. As part of the restructuring of the ownership of PTVI, Claxson agreed to return its shares of the preferred stock. Additionally, in 2001, we sold a majority of our interest in VIPress. Prior to the sale, the financial statements of VIPress were included in our financial statements, along with the related minority interest.

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

      We recorded $30.8 million of intangible assets separate from goodwill. We recorded $28.5 million for distribution agreements and $2.3 million for noncompete agreements. All of the noncompete agreements and $7.5 million of the distribution agreements are being amortized over approximately eight and two years, respectively, the weighted average lives of these agreements. Distribution agreements totaling $21.0 million were deemed to have indefinite lives and are not subject to amortization.

      The total consideration for the acquisition was $70.0 million and is required to be paid in installments over a ten-year period ending in 2011. The nominal consideration for Califa's assets was $28.3 million. We also assumed the obligations of Califa related to a note payable and noncompete liability. The nominal consideration for VODI's assets was $41.7 million. We were obligated to pay up to an additional $12.0 million in consideration upon the achievement of specified financial performance targets, $5.0 million of which we paid on February 28, 2003 and $7.0 million of which we paid on March 1, 2004. The amounts were recorded at the acquisition date as part of acquisition liabilities.

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

      On April 17, 2002, a registration statement for the resale of approximately 1,475,000 shares became effective. These shares were issued in payment of the first two installments of consideration, which totaled $22.5 million plus $0.3 million of accrued interest. The sellers elected to sell the shares and realized net proceeds from the sale of $19.2 million. As a result, we were required to provide them with a make-whole payment in either cash or Class B stock of approximately $3.6 million, plus interest until the date payment was made. On March 14, 2003, we paid the sellers $17.3 million in cash, in satisfaction of $8.5 million of base consideration due in 2003, a $5.0 million performance-based payment due in 2003 and the $3.6 million make-whole payment, plus accrued interest of $0.2 million thereon. The amounts were recorded at the acquisition date as part of acquisition liabilities.

At December 31, 2003, the remaining installments of consideration were due as follows (in thousands), which includes $7.0 million of performance-based payments in 2004:

2004                                                                   $  15,000
2005                                                                       8,000
2006                                                                       8,000
2007                                                                       8,000
2008                                                                       1,000
2009                                                                       1,000
2010                                                                       1,000
2011                                                                         750
--------------------------------------------------------------------------------
Total future payments                                                     42,750
================================================================================

(C)   RESTRUCTURING OF OWNERSHIP OF INTERNATIONAL TV JOINT VENTURES

      On December 24, 2002, we completed the restructuring of the ownership of our international TV joint ventures with Claxson. The restructuring resulted in our acquiring full ownership of Playboy TV and movie networks outside of the United States and Canada other than Latin America, Iberia and Japan. The Claxson joint ventures originated when PTVI and PTVLA were formed in 1999 and 1996, respectively, as joint ventures between us and a member of the Cisneros Group, or Cisneros, for the ownership and operation of Playboy TV networks outside of the United States and Canada. In 2001, Claxson succeeded Cisneros as our joint venture partner. Prior to the restructuring transaction, parts of which were effective as of April 1, 2002, PTVI and PTVLA had exclusive rights to create and launch new television networks under the Playboy and Spice brands outside of the United States and Canada, and under specified circumstances, to license programming to third parties. We owned a 19.9% equity interest in PTVI and a 19% equity interest in PTVLA before the restructuring. PTVLA is now our sole remaining joint venture with Claxson.

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

The following unaudited pro forma information presents a summary of our results of operations assuming the restructuring transaction occurred on January 1, 2001 (in thousands, except per share amounts):

                                                                         Fiscal Year       Fiscal Year
                                                                               Ended             Ended
                                                                            12/31/02          12/31/01
------------------------------------------------------------------------------------------------------
Net revenues                                                              $  294,446        $  301,060
Loss before cumulative effect of change in accounting principle              (19,257)         (43,804)
Net loss                                                                     (19,257)         (48,022)
Basic and diluted EPS
   Loss before cumulative effect of change in accounting principle             (0.75)           (1.79)
   Net loss                                                               $    (0.75)       $   (1.97)
-----------------------------------------------------------------------------------------------------

      These unaudited pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the restructuring transaction occurred on January 1, 2001, or of future results of operations.

      In 2002 and 2001, we recognized revenues from PTVI of $16.3 million and $17.0 million, respectively, and pre-tax income, including our equity in the results of PTVI's operations, of $8.4 million and $8.7 million, respectively.

(D)   RESTRUCTURING EXPENSES

      In 2003, primarily due to excess space in our Chicago office, we recorded unfavorable adjustments of $0.1 million and $0.2 million to the previous estimates related to the 2002 and 2001 restructuring plans, respectively. Of the total costs related to these restructuring plans, approximately $7.1 million was paid by December 31, 2003, with most of the remainder to be paid in 2004 and some payments continuing through 2007.

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

      In 2001, we implemented a restructuring plan in anticipation of a continuing weak economy. The plan included a reduction in workforce coupled with vacating portions of certain office facilities by combining operations for greater efficiency, refocusing sales and marketing, outsourcing some operations and reducing overhead expenses. Total restructuring charges of $4.6 million were recorded, including $0.9 million recorded in 2002 as an unfavorable adjustment to the original estimate. The adjustment was due primarily to a change in sublease assumptions. The restructuring resulted in a workforce reduction of approximately 15%, or 104 positions, through Company-wide layoffs and attrition. Approximately half of these employees were in the Online Group. Of the $4.6 million charge, $2.6 million related to the termination of 88 employees. The remaining positions were eliminated through attrition. The charge also included $2.0 million related to the excess space in our Chicago and New York offices.

The following table displays the activity and balances of the restructuring reserve account for the year ended December 31, 2003, 2002 and 2001 (in thousands):

                                                                           Consolidation
                                                            Workforce  of Facilities and
                                                            Reduction         Operations      Total
---------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                $   3,243          $      --  $   3,243
Additional reserve recorded                                     2,453              1,239      3,692
Adjustment to previous estimate                                    84                 --         84
Cash payments                                                  (4,201)               (97)    (4,298)
---------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                    1,579              1,142      2,721
Additional reserve recorded                                     2,938              2,799      5,737
Write-off leasehold improvements                                   --               (437)      (437)
Adjustment to previous estimate                                   100                806        906
Cash payments                                                  (1,845)              (505)    (2,350)
---------------------------------------------------------------------------------------------------
Balance at December 31, 2002                                    2,772              3,805      6,577
Additional reserve recorded                                        --                 --         --
Adjustment to previous estimate                                  (168)               518        350
Cash payments                                                  (1,974)            (1,760)    (3,734)
---------------------------------------------------------------------------------------------------
Balance at December 31, 2003                                $     630          $   2,563  $   3,193
===================================================================================================

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

      In 2001, we sold our Collectors' Choice Music business. In connection with the sale, we recorded a loss of $1.3 million and a related deferred tax benefit of $0.5 million, which was offset by an increase in the valuation allowance.

(F)   INCOME TAXES

The income tax provision consisted of the following (in thousands):

                                  Fiscal Year      Fiscal Year       Fiscal Year
                                        Ended            Ended             Ended
                                     12/31/03         12/31/02          12/31/01
--------------------------------------------------------------------------------
Current:
   Federal                          $      67        $      --         $      --
   State                                  152              120               120
   Foreign                              3,246            1,362               242
--------------------------------------------------------------------------------
     Total current                      3,465            1,482               362
--------------------------------------------------------------------------------
Deferred:
   Federal                              1,365            6,420               576
   State                                  137              642                58
   Foreign                                 --               --                --
--------------------------------------------------------------------------------
     Total deferred                     1,502            7,062               634
--------------------------------------------------------------------------------
Total income tax provision          $   4,967        $   8,544         $     996
================================================================================

The U.S. statutory tax rate applicable to us was 35% for each of 2003, 2002 and 2001. The income tax provision differed from a provision computed at the U.S. statutory tax rate as follows (in thousands):

                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/03         12/31/02          12/31/01
-------------------------------------------------------------------------------------------------------------------
Statutory rate tax benefit                                             $   (907)        $  (3,007)        $ (9,914)
Increase (decrease) in taxes resulting from:
   Foreign income and withholding tax on licensing income                  3,246            1,362               242
   State income taxes                                                        289              762               178
   Nondeductible expenses                                                    507              345               673
   Increase in valuation allowance                                         3,307            9,479             9,902
   Tax benefit of foreign taxes paid or accrued                          (1,556)             (506)             (85)
   Other                                                                      81              109                 -
-------------------------------------------------------------------------------------------------------------------
Total income tax provision                                             $   4,967        $   8,544         $     996
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

      In 2003, we increased the valuation allowance by $3.3 million, of which $1.5 million was due to the deferred tax treatment of certain acquired intangibles and the remainder was primarily due to the deferred tax asset related to the 2003 net operating loss. Of the $14.6 million increase in the valuation allowance in 2002, $7.1 million was due to the deferred tax treatment of certain acquired intangibles as a result of the adoption of Statement 142, Goodwill and Other Intangible Assets, and the remainder was primarily due to the deferred tax asset related to the 2002 net operating loss.

The significant components of our deferred tax assets and deferred tax liabilities at December 31, 2002 and 2003 are presented below (in thousands):

                                                             Dec. 31,            Net       Dec. 31,
                                                                 2002         Change           2003
---------------------------------------------------------------------------------------------------
Deferred tax assets:
   NOLs                                                     $  25,879      $    (913)     $  24,966
   Capital loss carryforwards                                  10,577         (1,292)         9,285
   Tax credit carryforwards                                    11,014            665         11,679
   Temporary difference related to PTVI                        15,014            528         15,542
   Other deductible temporary differences                      19,853          6,743         26,596
---------------------------------------------------------------------------------------------------
     Total deferred tax assets                                 82,337          5,731         88,068
     Valuation allowance                                      (69,146)        (3,307)       (72,453)
---------------------------------------------------------------------------------------------------
       Deferred tax assets                                     13,191          2,424         15,615
---------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred subscription acquisition costs                     (5,700)           217         (5,483)
   Intangible assets                                          (16,474)        (3,054)       (19,528)
   Other taxable temporary differences                         (3,392)        (1,089)        (4,481)
---------------------------------------------------------------------------------------------------
       Deferred tax liabilities                               (25,566)        (3,926)       (29,492)
---------------------------------------------------------------------------------------------------
Net deferred tax liabilities                                $ (12,375)     $  (1,502)     $ (13,877)
===================================================================================================

      At December 31, 2003, we had NOLs of $71.3 million expiring from 2009 through 2021. We had capital loss carryforwards of $26.5 million expiring from 2004 through 2007. In addition, foreign tax credit carryforwards of $10.5 million and minimum tax credit carryforwards of $1.1 million are available to reduce future U.S. federal income taxes. The foreign tax credit carryforwards expire in 2004 through 2008, and the minimum tax credit carryforwards have no expiration date.

(G)   EARNINGS PER COMMON SHARE

The following table represents the approximate number of shares related to options to purchase our Class A and Class B common stock and Class B restricted stock awards that were outstanding which were not included in the computation of diluted EPS as the inclusion of these shares would have been antidilutive (in thousands):

                                  Fiscal Year    Fiscal Year    Fiscal Year
                                        Ended          Ended          Ended
                                     12/31/03       12/31/02       12/31/01
---------------------------------------------------------------------------
Stock options                           2,835          2,670          2,245
Convertible preferred stock             1,506             --             --
Restricted stock awards                    --            250            245
---------------------------------------------------------------------------
Total                                   4,341          2,920          2,490
===========================================================================

      As a result, the weighted average number of basic and diluted common shares outstanding for 2003, 2002 and 2001 were equivalent.

      On February 11, 2004, we filed a registration statement with the Securities and Exchange Commission to offer approximately 3.2 million shares of our Class B stock.

(H)   FINANCIAL INSTRUMENTS

Fair Value: The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For cash and cash equivalents, receivables, certain other current assets, current maturities of long-term debt and short-term debt, the amounts reported approximated fair value due to their short-term nature. At December 31, 2002, our long-term debt related to our former credit agreement and the amount reported approximated fair value as the interest rate on the debt was generally reset every quarter to reflect current rates. The interest rate swap agreement fair value at December 31, 2002 was $0.6 million, which reflected the amount that we would have to pay if we had terminated the agreement on that date. In connection with the repayment of our former credit agreement, we terminated the swap agreement on March 11, 2003 for a fee of $0.4 million. The related party long-term debt of $10.0 million that existed at December 31, 2002 represented the approximate fair value, since interest rates had not materially changed since the time the note was issued. The related party debt, short-term and long-term, was exchanged for an equivalent amount of preferred stock on March 11, 2003. At December 31, 2003, our long-term debt consisted of $115.0 million of senior secured notes, due 2010, with a coupon of 11.00%. The fair value of these notes was determined to be $131.8 million using market prices. For foreign currency forward contracts, the fair value was estimated using quoted market prices established by financial institutions for comparable instruments, which approximated the contracts' values.

Concentrations of Credit Risk: Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and segments from which our products are sold and licensed.

(I)   MARKETABLE SECURITIES

Marketable securities, primarily purchased in connection with our deferred compensation plans, consisted of the following (in thousands):

                                                     Dec. 31,          Dec. 31,
                                                         2003              2002
-------------------------------------------------------------------------------
Cost of marketable securities                       $   3,811         $   3,759
Gross unrealized holding gains                             50                --
Gross unrealized holding losses                          (315)           (1,082)
-------------------------------------------------------------------------------
Fair value of marketable securities                 $   3,546         $   2,677
===============================================================================

      There were no proceeds from the sale of marketable securities for 2003, 2002 and 2001, and therefore no gains or losses were realized.
Included in "Total other comprehensive income (loss)" for 2003 were net unrealized holding gains of $0.8 million, and for 2002 and 2001 net unrealized holding losses of $0.6 million and $0.4 million, respectively.

(J)   INVENTORIES, NET

Inventories, net, consisted of the following (in thousands):

                                                         Dec. 31,       Dec. 31,
                                                             2003           2002
--------------------------------------------------------------------------------
Paper                                                     $ 2,613        $ 2,470
Editorial and other prepublication costs                    6,082          5,992
Merchandise finished goods                                  3,322          2,036
--------------------------------------------------------------------------------
Total inventories, net                                    $12,017        $10,498
================================================================================

(K)   ADVERTISING COSTS

      At December 31, 2003 and 2002, advertising costs of $6.9 million and $6.7 million, respectively, were deferred and included in "Deferred subscription acquisition costs" and "Other current assets." For 2003, 2002 and 2001, our advertising expense was $34.5 million, $31.4 million and $35.5 million, respectively.

(L)   PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

                                                     Dec. 31,          Dec. 31,
                                                         2003              2002
-------------------------------------------------------------------------------
Land                                                 $    292          $    292
Buildings and improvements                              8,644             8,624
Furniture and equipment                                17,745            18,353
Leasehold improvements                                 11,137             8,616
Software                                                6,855             7,515
-------------------------------------------------------------------------------
Total property and equipment                           44,673            43,400
Accumulated depreciation                              (32,653)          (31,684)
-------------------------------------------------------------------------------
Total property and equipment, net                    $ 12,020          $ 11,716
===============================================================================

(M)   PROGRAMMING COSTS, NET

Programming costs, net, consisted of the following (in thousands):

                                                      Dec. 31,          Dec. 31,
                                                          2003              2002
--------------------------------------------------------------------------------
Released, less amortization                            $44,919           $41,935
Completed, not yet released                              5,877             7,714
In-process                                               6,630             2,698
--------------------------------------------------------------------------------
Total programming costs, net                           $57,426           $52,347
================================================================================

      Based on management's estimate of future total gross revenues at December 31, 2003, approximately 53% of the completed original programming costs is expected to be amortized during 2004. We expect to amortize virtually all of the released original programming costs during the next three years. At December 31, 2003, we had $18.3 million of film acquisition costs. Film acquisition costs are typically amortized using the straight-line method over the license term, generally three years or less.

(N)   FINANCING OBLIGATIONS

Financing obligations consisted of the following (in thousands):

                                                                     Dec. 31,     Dec. 31,
                                                                         2003         2002
------------------------------------------------------------------------------------------
Short-term financing obligations to related parties:
   Promissory note, interest of 8.00%                                $     --     $ 17,235
==========================================================================================
Long-term financing obligations:
   Tranche A term loan, interest of 4.42% at
     December 31, 2002                                               $     --     $  7,232
   Tranche B term loan, weighted average interest of
     5.67% at December 31, 2002                                            --       55,285
   Revolving credit facility, weighted average interest of
     6.25% at December 31, 2002                                            --        2,750
   Senior secured notes, interest of 11.00% at December 31, 2003      115,000           --
------------------------------------------------------------------------------------------
Total long-term financing obligations                                 115,000       65,267
Less current maturities                                                    --       (6,402)
------------------------------------------------------------------------------------------
Long-term financing obligations                                      $115,000     $ 58,865
==========================================================================================
Long-term financing obligations to related parties:
   Promissory note, interest of 9.00%                                $     --     $ 10,000
==========================================================================================

      We have no minimum payments required for our long-term financing obligations until 2010, at which point, our senior secured notes of $115.0 million are due.

Debt Financings

      On March 11, 2003, we completed the offering of $115.0 million in aggregate principal amount of senior secured notes of our subsidiary, Holdings. On September 17, 2003, the senior secured notes were exchanged for new registered senior secured notes. The form and terms of the new notes are identical in all material respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the form and terms of the old notes. The notes mature on March 15, 2010 and bear interest at the rate of 11.00% per annum, with interest payable on March 15th and September 15th of each year, beginning September 15, 2003.

      The notes are guaranteed on a senior secured basis by us and by substantially all of our domestic subsidiaries, referred to as the guarantors, excluding Playboy.com and its subsidiaries. The notes and the guarantees rank equally in right of payment with our and the guarantors' other existing and future senior debt. The notes and the guarantees are secured by a first-priority lien on our and each guarantor's trademarks, referred to as the primary collateral, and by a second-priority lien, junior to a lien for the benefit of the lenders under the new credit facility, as described below, on (a) 100% of the stock of substantially all of our domestic subsidiaries, excluding the subsidiaries of Playboy.com, (b) 65% of the capital stock of substantially all of our indirect first-tier foreign subsidiaries, (c) substantially all of our and each guarantor's domestic personal property, excluding the primary collateral and (d) the Playboy Mansion, or collectively, the secondary collateral. Our ability to pay cash dividends on our common stock is limited under the terms of the notes.

      On March 11, 2003, we used $73.3 million of the notes proceeds to repay $73.0 million in outstanding principal and $0.3 million in accrued interest and fees on our previous credit facility. Effective with this repayment, that credit facility was terminated. In connection with the termination of the credit facility, we also terminated our existing interest rate swap agreement for $0.4 million, which was scheduled to mature in May 2003. On March 14, 2003, we paid $17.3 million to the Califa principals in satisfaction of substantially all of our 2003 payment obligations, which are discussed below.

      On March 11, 2003, Holdings also entered into an agreement for a new revolving credit facility, through which we are permitted to borrow up to $20.0 million in revolving borrowings, issue letters of credit or a combination of both. For purposes of calculating interest, revolving loans made under the new credit facility will be designated at either the offshore dollar inter bank rate, or IBOR, plus a borrowing margin based on our adjusted EBITDA or, in certain circumstances, at a base rate plus a borrowing margin based on our adjusted EBITDA, as defined in the agreement. Letters of credit issued under the new credit facility bear fees at IBOR plus a borrowing margin based on our adjusted EBITDA. All amounts outstanding under the new credit facility will mature on March 11, 2006. Our obligations under the new credit facility are guaranteed by us and each of the guarantors of the notes. The obligations of us and each of the guarantors under the new credit facility are secured by a first-priority lien on the secondary collateral and a second-priority lien on the primary collateral that supports obligations under the notes. At December 31, 2003, there were no borrowings and $9.6 million in letters of credit outstanding under this facility.

Financing from Related Party

      At December 31, 2002 Playboy.com had an aggregate of $27.2 million of outstanding indebtedness to Mr. Hefner in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured. One promissory note, in the amount of $10.0 million, was extinguished in exchange for shares of Holdings Series A Preferred Stock with an aggregate stated value of $10.0 million. The two other promissory notes, in the combined principal amount of $17.2 million, were extinguished in exchange for $0.5 million in cash and shares of Holdings Series B Preferred Stock with an aggregate stated value of $16.7 million. Pursuant to the terms of an exchange agreement between us, Holdings, Playboy.com and Mr. Hefner and certificates of designation governing the Holdings Series A and Series B Preferred Stock, we were required to exchange the Holdings Series A Preferred Stock for shares of Playboy Class B stock and to exchange the Holdings Series B Preferred Stock for shares of Playboy Preferred Stock.

      In order to issue the Playboy Preferred Stock, we were required to amend our certificate of incorporation to authorize the issuance, which we refer to as the certificate amendment. In accordance with applicable law, Mr. Hefner, the holder of more than a majority of our outstanding Class A voting common stock, approved the certificate amendment by written consent. As a result, on May 1, 2003, we filed an amendment to our certificate of incorporation and exchanged the Holdings Series A Preferred Stock plus accumulated dividends for 1,122,209 shares of Playboy Class B stock and exchanged the Holdings Series B Preferred Stock for 1,674 shares of Playboy Preferred Stock. The Playboy Preferred Stock accrues dividends at a rate of 8.00% per annum, which are paid semi-annually.

      The Playboy Preferred Stock is convertible at the option of Mr. Hefner, the holder, into shares of our Class B stock at a conversion price of $11.2625, which is equal to 125% of the weighted average closing price of our Class B stock over the 90-day period prior to the exchange of Holdings Series B Preferred Stock for Playboy Preferred Stock. Beginning May 1, 2006, if at any time the weighted average closing price of our Class B stock for 15 consecutive trading days equals or exceeds 150% of the conversion price, or $16.89, we will have the option, by delivering a written notice to the holder of shares of Playboy Preferred Stock, to convert any or all shares of Playboy Preferred Stock into the number of shares of Class B stock determined by dividing (a) the sum of the aggregate stated value of such Playboy Preferred Stock and the amount of accrued and unpaid dividends by (b) the conversion price.

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

      If the announced offering of Class B stock is completed, Mr. Hefner will convert all of his Playboy Preferred Stock into 1,485,948 shares of Class B stock, in accordance with the terms of the Playboy Preferred Stock, and those shares, along with the 1,122,209 Class B shares that he received in exchange for his Holdings Series A Preferred Stock will be sold in the offering.

(O)   BENEFIT PLANS

      Our Employees Investment Savings Plan is a defined contribution plan consisting of two components, a profit sharing plan and a 401(k) plan. The profit sharing plan covers all employees who have completed 12 months of service of at least 1,000 hours. Our discretionary contribution to the profit sharing plan is distributed to each eligible employee's account in an amount equal to the ratio of each eligible employee's compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. Total contributions for 2003, 2002 and 2001 were $1.0 million, $0.5 million and $0.5 million, respectively.

      All employees are eligible to participate in the 401(k) plan upon their date of hire. We offer several mutual fund investment options. The purchase of our stock is not an option. We make matching contributions to the 401(k) plan based on each participating employee's contributions and eligible compensation. Our matching contributions for 2003, 2002 and 2001 related to this plan were $1.0 million, $1.1 million and $1.2 million, respectively.

      We have two nonqualified deferred compensation plans, which permit certain employees and all nonemployee directors to annually elect to defer a portion of their compensation. A match is provided to employees who participate in the deferred compensation plan, at a certain specified minimum level, and whose annual eligible earnings exceed the salary limitation contained in the 401(k) plan. All amounts deferred and earnings credited under these plans are immediately 100% vested and are general unsecured obligations. Such obligations totaled $4.2 million and $3.4 million at December 31, 2003 and 2002, respectively, and are included in "Other noncurrent liabilities."

      We have an Employee Stock Purchase Plan to provide substantially all regular full- and part-time employees an opportunity to purchase shares of our Class B stock through payroll deductions. The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on the closing price less a 15% discount. At December 31, 2003, a total of approximately 35,000 shares of Class B stock were available for future purchases under this plan.

(P)   COMMITMENTS AND CONTINGENCIES

      Our principal lease commitments are for office space, operations facilities and furniture and equipment. Some of these leases contain renewal or end-of-lease purchase options. Our restructuring initiatives in 2002 and 2001 included the consolidation of our office space in our Chicago, New York and Los Angeles locations. In our restructuring efforts, we have subleased a portion of our excess office space, and are working to sublease our remaining excess office space. See Note (D) Restructuring Expenses.

Rent expense was as follows (in thousands):

                                      Fiscal Year    Fiscal Year    Fiscal Year
                                            Ended          Ended          Ended
                                         12/31/03       12/31/02       12/31/01
-------------------------------------------------------------------------------
Minimum rent expense                    $  13,755      $  11,343      $  15,406
Sublease income                              (842)        (1,036)        (1,372)
-------------------------------------------------------------------------------
Net rent expense                        $  12,913      $  10,307      $  14,034
===============================================================================

There was no contingent rent expense in any of these periods. The minimum future commitments at December 31, 2003, under operating leases with initial or remaining noncancelable terms in excess of one year, were as follows (in thousands):

2004                                                                   $ 12,899
2005                                                                     10,762
2006                                                                     10,044
2007                                                                      9,258
2008                                                                      7,140
Later years                                                              31,033
Less minimum sublease income                                             (4,043)
-------------------------------------------------------------------------------
Net minimum lease commitments                                          $ 77,093
===============================================================================

      Our entertainment programming is delivered to DTH and cable operators through communications satellite transponders. We currently have three transponder service agreements related to our domestic networks, the terms of which currently extend through 2006, 2010 and 2015. We also have four international transponder service agreements as a result of the December 2002 restructuring of the ownership of PTVI, one which expires in 2004 and three which expire in 2006. At December 31, 2003, future commitments related to these seven agreements were $5.4 million, $5.1 million, $4.6 million, $3.5 million and $3.5 million for 2004, 2005, 2006, 2007 and 2008, respectively, and $13.2 million thereafter. These service agreements contain protections typical in the industry against transponder failure, including access to spare transponders, and conditions under which our access may be denied. Major limitations on our access to DTH or cable systems or satellite transponder capacity could materially adversely affect our operating performance. There have been no instances in which we have been denied access to transponder service.

      In 2002, a $4.4 million verdict was entered against us by a state trial court in Texas in a lawsuit with a former publishing licensee. We terminated the license in 1998 due to the licensee's failure to pay royalties and other amounts due to us under the license agreement. We are currently pursuing an appeal. We have posted a bond in the amount of $7.7 million, which represents the amount of the judgment, costs and estimated pre and post-judgment interest. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained and have not recorded a liability for this case in accordance with Statement 5, Accounting for Contingencies.

      In the fourth quarter of 2003, we recorded $8.5 million related to settlement of the Logix litigation, which related to events prior to our 1999 acquisition of Spice. We made a payment of $6.5 million in February 2004 and will make payments of $1.0 million each in 2005 and 2006.

(Q)   STOCK PLANS

      We have various stock plans for key employees and nonemployee directors which provide for the grant of nonqualified and incentive stock options and shares of restricted stock, deferred stock and other performance-based equity awards. The exercise price of options granted equals or exceeds the fair value at the grant date. In general, options become exercisable over a two- to four-year period from the grant date and expire ten years from the grant date. Restricted stock awards provided for the issuance of Class B stock subject to restrictions that lapsed if we met specified operating income objectives pertaining to a fiscal year. Vesting requirements for certain restricted stock awards would have lapsed automatically, regardless of whether or not we had achieved those objectives, generally ten years from the award date. The final two operating income objectives were met in 2003 and 241,374 shares of restricted stock vested. In 2002, it was probable that the performance criteria would be met, so we recorded $2,748,000 of amortization expense in 2002 operating results. In addition, one of the plans pertaining to nonemployee directors also allows for the issuance of Class B stock as awards and payment for annual retainers and committee and meeting fees.

At December 31, 2003, a total of 2,195,896 shares of Class B stock were available for future grants under the various stock plans combined. Stock option transactions are summarized as follows:

                                                                                                Weighted Average
                                                                      Shares                     Exercise Price
-------------------------------------------------------------------------------------------------------------------
                                                              Class A        Class B        Class A         Class B
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000                                5,000      1,841,415          $7.38          $18.72
Granted                                                            --        537,000             --           12.28
Exercised                                                      (5,000)      (235,779)          7.38            8.27
Canceled                                                           --        (77,500)            --           16.77
------------------------------------------------------------------------------------
Outstanding at December 31, 2001                                   --      2,065,136             --           18.31
Granted                                                            --        781,250             --           14.91
Exercised                                                          --        (11,500)            --           10.31
Canceled                                                           --       (219,000)            --           16.19
------------------------------------------------------------------------------------
Outstanding at December 31, 2002                                   --      2,615,886             --           17.51
Granted                                                            --        701,000             --           10.03
Exercised                                                          --        (17,500)            --           10.95
Canceled                                                           --       (455,500)            --           14.33
------------------------------------------------------------------------------------
Outstanding at December 31, 2003                                   --      2,843,886         $   --          $16.22
===================================================================================================================

The following table summarizes information regarding stock options at December 31, 2003:

                                                     Options Outstanding                    Options Exercisable
                                        --------------------------------------------   ----------------------------
                                                             Weighted       Weighted                       Weighted
                                                              Average        Average                        Average
Range of                                      Number        Remaining       Exercise         Number        Exercise
Exercise Prices                          Outstanding             Life          Price    Exercisable           Price
-------------------------------------------------------------------------------------------------------------------
Class B
$8.25-$15.85                               1,851,886             7.14        $ 11.97        865,261         $ 12.65
16.72-21.00                                  472,500             5.17          20.72        472,500           20.72
$24.13-$31.50                                519,500             5.39          27.26        519,500           27.26
-------------------------------------------------------------------------------------------------------------------
Total Class B                              2,843,886             6.49        $ 16.22      1,857,261         $ 18.79
===================================================================================================================

      The weighted average exercise prices for Class B exercisable options at December 31, 2002 and 2001 were $18.65 and $18.27, respectively.

The following table summarizes transactions related to restricted stock awards:

Restricted Stock Awards Outstanding                                     Class B
-------------------------------------------------------------------------------
Outstanding at December 31, 2000                                        240,124
Awarded                                                                  45,000
Vested                                                                       --
Canceled                                                                (21,250)
 ------------------------------------------------------------------------------
Outstanding at December 31, 2001                                        263,874
Awarded                                                                  15,000
Vested                                                                       --
Canceled                                                                (37,500)
 ------------------------------------------------------------------------------
Outstanding at December 31, 2002                                        241,374
Awarded                                                                      --
Vested                                                                 (241,374)
Canceled                                                                     --
-------------------------------------------------------------------------------
Outstanding at December 31, 2003                                             --
===============================================================================

      There was no restricted stock awarded in 2003. For 2002 and 2001, the weighted average fair value of restricted stock awarded was $11.82 and $14.37, respectively.

(R)   SALE OF SECURITIES

      The Califa acquisition agreement gave us the option of paying up to $71 million of the purchase price in cash or Class B stock through 2007. On April 17, 2002, a registration statement for the resale of approximately 1,475,000 shares became effective. These shares were issued in payment of the first two installments of consideration, which totaled $22.5 million plus $0.3 million of accrued interest. The sellers elected to sell the shares and realized net proceeds from the sale of $19.2 million. As a result, we were required to provide them with a make-whole payment in either cash or Class B stock of approximately $3.6 million, plus interest until the date payment was made. On March 14, 2003, we paid the sellers $17.3 million in cash, in satisfaction of $8.5 million of base consideration due in 2003, a $5.0 million performance-based payment due in 2003 and the $3.6 million make-whole payment, plus accrued interest of $0.2 million thereon. The amounts were recorded at the acquisition date as part of acquisition liabilities.

(S)   CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for interest and income taxes was as follows (in thousands):

                                 Fiscal Year      Fiscal Year       Fiscal Year
                                       Ended            Ended             Ended
                                    12/31/03         12/31/02          12/31/01
-------------------------------------------------------------------------------
Interest                           $  13,720        $   9,260         $   8,730
Income taxes                       $   3,668        $   1,485         $     782
-------------------------------------------------------------------------------

      In 2003, we had noncash activities related to the conversion of three related party promissory notes. The notes were first converted to Holdings Series A and Series B Preferred Stock. Subsequently, the Holdings Series A Preferred Stock was converted to Playboy Class B stock and the Series B Preferred Stock was converted to Playboy Preferred Stock. See Note (N) Financing Obligations. In 2002, we had noncash activities related to the conversion of two related party promissory notes and accrued interest into a new promissory note. In 2002 and 2001, we had noncash activities related to the Califa acquisition. See Note (B) Acquisition.

(T)   SEGMENT INFORMATION

      Our businesses are currently classified into the following four reportable segments: Entertainment, Publishing, Online and Licensing. Formerly, we operated a fifth segment, Catalog, which we divested in connection with our sale of the Collectors' Choice Music catalog in 2001. Entertainment Group operations include the production and marketing of adult television programming for our domestic and international TV networks and worldwide DVD/home video products. Publishing Group operations include the publication of Playboy magazine; other domestic publishing businesses comprising special editions, calendars and ancillary businesses; and the licensing of international editions of Playboy magazine. Online Group operations include subscription, e-commerce and other Internet businesses including advertising, international ventures and online gaming. Licensing Group operations includes the licensing of consumer products carrying one or more of our trademarks and images, as well as Playboy branded location-based entertainment and marketing activities.

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

The following table represents financial information by reportable segment (in thousands):

                                                                    Fiscal Year    Fiscal Year    Fiscal Year
                                                                          Ended          Ended          Ended
                                                                       12/31/03       12/31/02       12/31/01
-------------------------------------------------------------------------------------------------------------
Net revenues (1)
Entertainment                                                         $ 136,891      $ 121,639      $ 113,833
Publishing                                                              120,678        111,802        124,496
Online                                                                   38,844         30,964         27,499
Licensing                                                                19,431         13,217         10,769
Catalog                                                                      --             --         10,986
-------------------------------------------------------------------------------------------------------------
Total                                                                 $ 315,844      $ 277,622      $ 287,583
=============================================================================================================

Income (loss) before income taxes and cumulative effect of change in accounting principle
Entertainment                                                         $  28,061      $  32,365      $  29,921
Publishing                                                                5,160          2,669          1,776
Online                                                                    2,762         (8,916)       (21,673)
Licensing                                                                10,358          4,581          2,614
Catalog                                                                      --             --           (453)
Corporate Administration and Promotion                                  (16,539)       (15,810)       (19,700)
Restructuring expenses                                                     (350)        (6,643)        (3,776)
Gain (loss) on disposals                                                     --            442           (955)
Nonoperating expense                                                    (32,042)       (17,279)       (16,081)
-------------------------------------------------------------------------------------------------------------
Total                                                                 $  (2,590)     $  (8,591)     $ (28,327)
=============================================================================================================

Depreciation and amortization (2) (3)
Entertainment                                                         $  47,096      $  48,538      $  45,585
Publishing                                                                  397            371            560
Online                                                                      796          1,083          1,980
Licensing                                                                    33             46            209
Catalog                                                                      --             --             26
Corporate Administration and Promotion                                    1,236          1,581          3,544
-------------------------------------------------------------------------------------------------------------
Total                                                                 $  49,558      $  51,619      $  51,904
=============================================================================================================
Identifiable assets (2) (4)
Entertainment                                                         $ 265,056      $ 263,416      $ 317,848
Publishing                                                               48,462         43,861         49,219
Online                                                                    5,493          4,047          4,463
Licensing                                                                 8,199          4,726          4,732
Catalog                                                                      --             36          1,244
Corporate Administration and Promotion                                   90,850         53,635         48,734
-------------------------------------------------------------------------------------------------------------
Total                                                                 $ 418,060      $ 369,721      $ 426,240
=============================================================================================================

(1) Net revenues include revenues attributable to foreign countries of approximately $64,138, $45,695 and $48,522 in 2003, 2002 and 2001,
      respectively. Revenues from individual foreign countries were not material. Revenues are generally attributed to countries based on the location of customers, except licensing royalties where revenues are attributed based upon the location of licensees.

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

(U)   RELATED PARTY TRANSACTIONS

      In 1971, we purchased the Playboy Mansion in Los Angeles, California, where our founder, Hugh M. Hefner, lives. The Playboy Mansion is used for various corporate activities, including serving as a valuable location for video production, magazine photography, online events and sales events. It also enhances our image, as host for many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition which increase public awareness of us and our products and services. Mr. Hefner pays us rent for that portion of the Playboy Mansion used exclusively for his and his personal guests' residence as well as the per-unit value of non-business meals, beverages and other benefits received by him and his personal guests. The Playboy Mansion is included in our Consolidated Balance Sheets at December 31, 2003 and 2002 at a net book value, including all improvements and after accumulated depreciation, of $1.6 million and $1.9 million, respectively. The operating expenses of the Playboy Mansion, including depreciation and taxes, were $2.3 million, $3.6 million and $3.2 million for 2003, 2002 and 2001, respectively, net of rent received from Mr. Hefner. We estimated the sum of the rent and other benefits payable for 2003 to be $1.5 million, and Mr. Hefner paid that amount during 2003. The actual rent and other benefits payable for 2002 and 2001 were $1.3 million in each year.

      From time to time, we enter into barter transactions in which we secure air transportation for Mr. Hefner in exchange for advertising pages in Playboy magazine. Mr. Hefner reimburses us for our direct costs of providing these ad pages. We receive significant promotional benefit from these transactions. There were no such transactions in 2003.

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

(V)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for 2003 and 2002 (in thousands, except per share amounts):


                                                         Quarters Ended                          Fiscal
                                        -------------------------------------------------          Year
2003                                     Mar. 31      June 30      Sept. 30       Dec. 31         Ended
-------------------------------------------------------------------------------------------------------
Net revenues                            $ 74,281     $ 75,971      $ 74,448      $ 91,144      $315,844
Operating income                           9,450        5,518         5,661         8,823        29,452
Net income (loss)                            632         (905)         (610)       (6,674)       (7,557)
Net income (loss) applicable to
   common shareholders                       632       (1,128)         (944)       (7,010)       (8,450)
Basic and diluted EPS applicable to
   common shareholders                      0.02        (0.04)        (0.03)        (0.26)     $  (0.31)
Common stock price
   Class A high                            10.23        12.64         13.86         15.68
   Class A low                              7.48         8.03         11.64         13.48
   Class B high                            11.95        13.74         15.11         16.91
   Class B low                          $   7.92     $   8.47      $  12.75      $  14.45
-------------------------------------------------------------------------------------------------------



                                                          Quarters Ended                         Fiscal
                                        -------------------------------------------------          Year
2002                                     Mar. 31      June 30      Sept. 30       Dec. 31         Ended
-------------------------------------------------------------------------------------------------------
Net revenues                            $ 66,147     $ 70,566      $ 67,372      $ 73,537      $277,622
Operating income                           2,249        2,168         4,188            83         8,688
Net loss                                  (9,387)      (3,064)         (639)       (4,045)      (17,135)
Basic and diluted EPS                      (0.38)       (0.12)        (0.01)        (0.16)     $  (0.67)
Common stock price
   Class A high                            15.06        14.65         11.45          9.55
   Class A low                             12.37        10.72          7.70          6.50
   Class B high                            17.50        16.75         13.12         10.85
   Class B low                          $  14.12     $  12.18      $   8.50      $   7.48
-------------------------------------------------------------------------------------------------------

      Net loss for the quarter ended December 31, 2003 included an $8.5 million charge related to the Logix litigation settlement.

      Net income for the quarter ended March 31, 2003 included $3.3 million of debt extinguishment expenses in connection with financing obligations which were repaid upon completion of our debt offering in the quarter.

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

(W)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      On March 11, 2003, Holdings completed an offering of $115.0 million of 11.00% senior secured notes due in 2010, which we refer to as the Old Notes. On September 17, 2003, the Old Notes were exchanged for new 11.00% senior secured notes due in 2010, which we refer to as the New Notes. The form and terms of the New Notes are identical in all material respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the form and terms of the Old Notes, except that the New Notes (a) have been registered under the Securities Act of 1933, as amended, or the Securities Act, (b) do not bear restrictive legends restricting their transfer under the Securities Act, (c) are not entitled to the registration rights that apply to the Old Notes and (d) do not contain provisions relating to liquidated damages in connection with the Old Notes under circumstances related to the timing of the exchange offer. The payment obligations under the New Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by us and by substantially all of our domestic subsidiaries, referred to as the guarantors, excluding Playboy.com and its subsidiaries. All of our remaining subsidiaries, referred to as the nonguarantors, are wholly-owned by the guarantors except for Playboy.com and its subsidiaries, which are majority-owned subsidiaries. The following supplemental Condensed Consolidating Statements of Operations for the years ended December 31, 2003, 2002 and 2001, the Condensed Consolidating Balance Sheets at December 31, 2003 and December 31, 2002 and the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001, present financial information for (a) us (carrying our investment in Holdings under the equity method), (b) Holdings, the issuer of the New Notes (carrying its investment in the guarantors under the equity method), (c) on a combined basis the guarantors (carrying any investment in nonguarantors under the equity method) and (d) on a combined basis the nonguarantors. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the guarantors are not material to investors. In general, Holdings has entered into third-party borrowings and financed its subsidiaries via intercompany accounts. All intercompany activity has been included as "Net receipts from (payments to) subsidiaries" in the Condensed Consolidating Statements of Cash Flows. In certain cases, taxes have been calculated on the basis of a group position that includes both guarantors and nonguarantors. In such cases, the taxes have been allocated to individual legal entities based upon each legal entity's actual contribution to the tax provision.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                       Year Ended December 31, 2003
                                          ----------------------------------------------------------------------------------------
                                                Playboy                                         Non-                       Playboy
                                           Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                          Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                  $      --      $      --      $ 256,063      $  76,580      $ (16,799)     $ 315,844
----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                     --             --       (188,850)       (57,165)        16,799       (229,216)
   Selling and administrative expenses               --             --        (45,979)       (10,847)            --        (56,826)
   Restructuring expenses                            --             --             24           (374)            --           (350)
----------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                        --             --       (234,805)       (68,386)        16,799       (286,392)
----------------------------------------------------------------------------------------------------------------------------------
Operating income                                     --             --         21,258          8,194             --         29,452
----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                 --             --            432             44           (113)           363
   Interest expense                                  --        (11,288)        (4,584)          (550)           113        (16,309)
   Amortization of deferred
     financing fees                                  --         (1,383)            --            (24)            --         (1,407)
   Minority interest                               (297)            --         (1,363)            --             --         (1,660)
   Debt extinguishment expenses                      --         (3,061)            --           (203)            --         (3,264)
   Equity in operations of investments               --             --            (80)            --             --            (80)
   Litigation settlement                             --             --         (8,500)            --             --         (8,500)
   Equity income (loss) from subsidiaries        (7,260)         8,847          5,453             --         (7,040)            --
   Other, net                                        --           (375)          (663)          (147)            --         (1,185)
----------------------------------------------------------------------------------------------------------------------------------
     Total nonoperating expense                  (7,557)        (7,260)        (9,305)          (880)        (7,040)       (32,042)
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                (7,557)        (7,260)        11,953          7,314         (7,040)        (2,590)
Income tax expense                                   --             --         (3,106)        (1,861)            --         (4,967)
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                             $  (7,557)     $  (7,260)     $   8,847      $   5,453      $  (7,040)     $  (7,557)
==================================================================================================================================


                                                                       Year Ended December 31, 2002
                                      --------------------------------------------------------------------------------------------
                                                Playboy                                         Non-                       Playboy
                                           Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                          Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                  $      --      $      --      $ 246,020      $  31,888      $    (286)     $ 277,622
----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                     --             --       (175,281)       (29,621)           286       (204,616)
   Selling and administrative expenses               --             --        (47,018)       (11,099)            --        (58,117)
   Restructuring expenses                            --             --         (3,865)        (2,778)            --         (6,643)
----------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                        --             --       (226,164)       (43,498)           286       (269,376)
----------------------------------------------------------------------------------------------------------------------------------
Gain on disposals                                    --             --            442             --             --            442
----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                              --             --         20,298        (11,610)            --          8,688
----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                 --             --             91             34             --            125
   Interest expense                                  --         (5,996)        (6,847)        (2,304)            --        (15,147)
   Amortization of deferred
     financing fees                                  --           (945)            --            (48)            --           (993)
   Minority interest                                 --             --         (1,724)            --             --         (1,724)
   Equity in operations of investments               --             --            279             --             --            279
   Vendor settlement                                 --             --            750             --             --            750
   Equity loss from subsidiaries                (17,135)       (10,131)       (14,153)            --         41,419             --
   Other, net                                        --            (63)          (508)             2             --           (569)
----------------------------------------------------------------------------------------------------------------------------------
     Total nonoperating expense                 (17,135)       (17,135)       (22,112)        (2,316)        41,419        (17,279)
----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                        (17,135)       (17,135)        (1,814)       (13,926)        41,419         (8,591)
Income tax expense                                   --             --         (8,317)          (227)            --         (8,544)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                      $ (17,135)     $ (17,135)     $ (10,131)     $ (14,153)     $  41,419      $ (17,135)
==================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                       Year Ended December 31, 2001
                                      --------------------------------------------------------------------------------------------
                                                Playboy                                         Non-                       Playboy
                                           Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                          Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                  $      --      $      --      $ 255,476      $  32,546      $    (439)     $ 287,583
----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                     --             --       (192,697)       (44,790)           439       (237,048)
   Selling and administrative expenses               --             --        (49,008)        (9,042)            --        (58,050)
   Restructuring expenses                            --             --         (1,766)        (2,010)            --         (3,776)
----------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                        --             --       (243,471)       (55,842)           439       (298,874)
----------------------------------------------------------------------------------------------------------------------------------
Loss on disposals                                    --             --           (955)            --             --           (955)
----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                              --             --         11,050        (23,296)            --        (12,246)
----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                 --             --            613            173             --            786
   Interest expense                                  --         (8,388)        (3,984)        (1,598)            --        (13,970)
   Amortization of deferred
     financing fees                                  --           (905)            --             --             --           (905)
   Minority interest                                 --             --           (704)            --             --           (704)
   Equity in operations of investments               --             --           (838)            92             --           (746)
   Equity loss from subsidiaries                (33,541)       (24,169)       (23,926)            --         81,636             --
   Other, net                                        --            (79)          (307)          (156)            --           (542)
----------------------------------------------------------------------------------------------------------------------------------
     Total nonoperating expense                 (33,541)       (33,541)       (29,146)        (1,489)        81,636        (16,081)
----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes and
  cumulative effect of change in
  accounting principle                          (33,541)       (33,541)       (18,096)       (24,785)        81,636        (28,327)
Income tax benefit (expense)                         --             --         (2,051)         1,055             --           (996)
----------------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of
  change in accounting principle                (33,541)       (33,541)       (20,147)       (23,730)        81,636        (29,323)
Cumulative effect of change in
  accounting principle (net of tax)                  --             --         (4,022)          (196)            --         (4,218)
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                      $ (33,541)     $ (33,541)     $ (24,169)     $ (23,926)     $  81,636      $ (33,541)
==================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 2003
                                 (In thousands)

                                                Playboy                                         Non-                       Playboy
                                           Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                          Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                     $      --      $      --      $  24,445      $   6,887      $      --      $  31,332
Marketable securities                                --             --          3,546             --             --          3,546
Receivables, net of allowance for
   doubtful accounts                                 --             --         43,948          8,282             --         52,230
Receivables from related parties                     --             --         (7,277)         8,503             --          1,226
Inventories, net                                     --             --          9,624          2,393             --         12,017
Deferred subscription acquisition
   costs                                             --             --         11,759             --             --         11,759
Other current assets                                 --             --          8,420          1,788             --         10,208
----------------------------------------------------------------------------------------------------------------------------------
   Total current assets                              --             --         94,465         27,853             --        122,318
----------------------------------------------------------------------------------------------------------------------------------
Receivables from affiliates                          --        110,843         49,315             --       (160,158)            --
Property and equipment, net                          --             --         10,621          1,399             --         12,020
Programming costs, net                               --             --         56,442            984             --         57,426
Goodwill                                             --             --        111,370            523             --        111,893
Trademarks                                           --             --         58,159             --             --         58,159
Distribution agreements, net of
   accumulated amortization                          --             --         32,170             --             --         32,170
Investment in subsidiaries                      106,636        106,636        (41,990)            --       (171,282)            --
Other noncurrent assets                              --          8,013         16,023             38             --         24,074
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                  $ 106,636      $ 225,492      $ 386,575      $  30,797      $(331,440)     $ 418,060
==================================================================================================================================

Liabilities
Acquisition liabilities                       $      --      $      --      $  13,244      $   2,148      $      --      $  15,392
Accounts payable                                     --            131         17,205          5,563             --         22,899
Accrued salaries, wages and
   employee benefits                                 --             --         11,200            272             --         11,472
Deferred revenues                                    --             --         47,098          6,865             --         53,963
Accrued litigation settlement                        --             --          6,500             --             --          6,500
Other liabilities and accrued expenses               --          3,725         13,896          1,467             --         19,088
----------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                         --          3,856        109,143         16,315             --        129,314
----------------------------------------------------------------------------------------------------------------------------------
Financing obligations                                --        115,000             --             --             --        115,000
Financing obligations to affiliates                  --             --        110,843         49,315       (160,158)            --
Acquisition liabilities                              --             --         21,107          5,875             --         26,982
Net deferred tax liabilities                         --             --         13,877             --             --         13,877
Accrued litigation settlement                        --             --          2,000             --             --          2,000
Other noncurrent liabilities                         --             --         11,888          1,282             --         13,170
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    --        118,856        268,858         72,787       (160,158)       300,343
----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                    --             --         11,081             --             --         11,081

Shareholders' equity                            106,636        106,636        106,636        (41,990)      (171,282)       106,636
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                       $ 106,636      $ 225,492      $ 386,575      $  30,797      $(331,440)     $ 418,060
==================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 2002
                                 (In thousands)

                                                Playboy                                         Non-                       Playboy
                                           Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                          Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                     $      --      $      --      $  (1,908)     $   6,026      $      --      $   4,118
Marketable securities                                --             --          2,677             --             --          2,677
Receivables, net of allowance for
   doubtful accounts                                 --             --         33,286          8,925             --         42,211
Receivables from related parties                     --             --         (6,926)         8,468             --          1,542
Inventories, net                                     --             --          9,489          1,009             --         10,498
Deferred subscription acquisition
   costs                                             --             --         12,038             --             --         12,038
Other current assets                                 --            905          9,387          1,004             --         11,296
----------------------------------------------------------------------------------------------------------------------------------
   Total current assets                              --            905         58,043         25,432             --         84,380
----------------------------------------------------------------------------------------------------------------------------------
Receivables from affiliates                          --         63,603         27,598             --        (91,201)            --
Property and equipment, net                          --             --         10,432          1,284             --         11,716
Programming costs, net                               --             --         51,633            714             --         52,347
Goodwill                                             --             --        111,370            523             --        111,893
Trademarks                                           --             --         55,219             --             --         55,219
Distribution agreements, net of
   accumulated amortization                          --             --         34,284             --             --         34,284
Investment in subsidiaries                       87,815         87,815        (47,864)            --       (127,766)            --
Other noncurrent assets                              --          1,990         17,723            169             --         19,882
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                  $  87,815      $ 154,313      $ 318,438      $  28,122      $(218,967)     $ 369,721
==================================================================================================================================

Liabilities
Financing obligations                         $      --      $   6,402      $      --      $      --      $      --      $   6,402
Financing obligations to related parties             --             --             --         17,235             --         17,235
Acquisition liabilities                              --             --         12,525            902             --         13,427
Accounts payable                                     --             --         18,281          6,315             --         24,596
Accrued salaries, wages and
   employee benefits                                 --             --         10,046            373             --         10,419
Deferred revenues                                    --             --         48,377          4,256             --         52,633
Other liabilities and accrued expenses               --          1,231         15,018          1,399             --         17,648
----------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                         --          7,633        104,247         30,480             --        142,360
----------------------------------------------------------------------------------------------------------------------------------
Financing obligations                                --         58,865             --             --             --         58,865
Financing obligations to related parties             --             --             --         10,000             --         10,000
Financing obligations to affiliates                  --             --         63,603         27,598        (91,201)            --
Acquisition liabilities                              --             --         31,777          7,908             --         39,685
Net deferred tax liabilities                         --             --         12,375             --             --         12,375
Other noncurrent liabilities                         --             --          8,904             --             --          8,904
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    --         66,498        220,906         75,986        (91,201)       272,189
----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                    --             --          9,717             --             --          9,717

Shareholders' equity                             87,815         87,815         87,815        (47,864)      (127,766)        87,815
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                       $  87,815      $ 154,313      $ 318,438      $  28,122      $(218,967)     $ 369,721
==================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Year Ended December 31, 2003
                                           ---------------------------------------------------------------------------------------
                                                 Playboy                                        Non-                       Playboy
                                            Enterprises,       Holdings     Guarantor      Guarantor                  Enterprises,
                                           Inc. (Parent)       (Issuer)  Subsidiaries   Subsidiaries   Eliminations           Inc.
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                       $    (186)     $  (8,400)     $   5,939      $   7,526      $      --      $   4,879
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                              --             --            116             --             --            116
Additions to property and equipment                  --             --         (1,796)          (546)            --         (2,342)
Other, net                                           --             --            175              4             --            179
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing
   activities                                        --             --         (1,505)          (542)            --         (2,047)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                  --        115,000             --             --             --        115,000
Repayment of financing obligations                   --        (65,267)            --           (500)            --        (65,767)
Payment of debt extinguishment
   expenses                                          --           (356)            --             --             --           (356)
Payment of acquisition liabilities                   --             --        (13,145)        (1,747)            --        (14,892)
Payment of deferred financing fees                   --         (9,205)            --             --             --         (9,205)
Payment of preferred stock dividends               (669)            --             --             --             --           (669)
Proceeds from stock plans                           272             --             --             --             --            272
Other, net                                           (1)            --             --             --             --             (1)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   financing activities                            (398)        40,172        (13,145)        (2,247)            --         24,382
----------------------------------------------------------------------------------------------------------------------------------
Net receipts from (payments to)
   subsidiaries                                     584        (31,772)        35,064         (3,876)            --             --
----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash
   and cash equivalents                              --             --         26,353            861             --         27,214
Cash and cash equivalents
   at beginning of period                            --             --         (1,908)         6,026             --          4,118
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                           $      --      $      --      $  24,445      $   6,887      $      --      $  31,332
==================================================================================================================================


                                                                       Year Ended December 31, 2002
                                           ---------------------------------------------------------------------------------------
                                                 Playboy                                        Non-                       Playboy
                                            Enterprises,       Holdings     Guarantor      Guarantor                  Enterprises,
                                           Inc. (Parent)       (Issuer)  Subsidiaries   Subsidiaries   Eliminations           Inc.
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                       $      --      $  (6,103)     $  31,634      $ (11,203)     $      --      $  14,328
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                            --             --           (435)            --             --           (435)
Proceeds from disposals                              --             --          1,484             33             --          1,517
Additions to property and equipment                  --             --         (3,975)          (343)            --         (4,318)
Other, net                                           --             --             78             --             --             78
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities               --             --         (2,848)          (310)            --         (3,158)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                  --             --             --          5,000             --          5,000
Repayment of financing obligations                   --        (16,311)            --             --             --        (16,311)
Payment of deferred financing fees                   --           (310)            --           (275)            --           (585)
Proceeds from stock plans                           234             --             --             --             --            234
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   financing activities                             234        (16,621)            --          4,725             --        (11,662)
----------------------------------------------------------------------------------------------------------------------------------
Net receipts from (payments to)
   subsidiaries                                    (234)        22,724        (31,150)         8,660             --             --
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
   and cash equivalents                              --             --         (2,364)         1,872             --           (492)
Cash and cash equivalents
   at beginning of period                            --             --            456          4,154             --          4,610
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                           $      --      $      --      $  (1,908)     $   6,026      $      --      $   4,118
==================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Year Ended December 31, 2001
                                           ---------------------------------------------------------------------------------------
                                                 Playboy                                        Non-                       Playboy
                                            Enterprises,       Holdings     Guarantor      Guarantor                  Enterprises,
                                           Inc. (Parent)       (Issuer)  Subsidiaries   Subsidiaries   Eliminations           Inc.
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                       $      --      $  (9,282)     $  15,000      $ (13,663)     $      --      $  (7,945)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                            --             --           (935)            --             --           (935)
Proceeds from disposals                              --             --          3,184             92             --          3,276
Additions to property and equipment                  --             --         (1,934)        (1,299)            --         (3,233)
Funding of equity interests                          --             --         (1,875)            --             --         (1,875)
Other, net                                           --             --            (89)             3             --            (86)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities               --             --         (1,649)        (1,204)            --         (2,853)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Net proceeds from sale of Playboy.com
  Series A Preferred Stock                           --             --             --         13,066             --         13,066
Proceeds from financing obligations                  --             --             --         10,000             --         10,000
Repayment of financing obligations                   --        (11,672)            --             --             --        (11,672)
Payment of deferred financing fees                   --           (454)            --             --             --           (454)
Proceeds from stock plans                         2,141             --             --             --             --          2,141
Other, net                                         (207)            --             --             --             --           (207)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   financing activities                           1,934        (12,126)            --         23,066             --         12,874
----------------------------------------------------------------------------------------------------------------------------------
Net receipts from (payments to)
   subsidiaries                                  (1,934)        21,408        (14,832)        (4,642)            --             --
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
   and cash equivalents                              --             --         (1,481)         3,557             --          2,076
Cash and cash equivalents
   at beginning of period                            --             --          1,937            597             --          2,534
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                           $      --      $      --      $     456      $   4,154      $      --      $   4,610
==================================================================================================================================

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Playboy Enterprises, Inc.

      We have audited the accompanying consolidated balance sheets of Playboy Enterprises, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule for the years ended December 31, 2003, 2002 and 2001 listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playboy Enterprises, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in the notes to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


Ernst & Young LLP

Chicago, Illinois
February 10, 2004

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

      Ernst & Young LLP, independent auditors, have audited and reported on our consolidated financial statements for the fiscal years ended December 31, 2003, 2002 and 2001. Their audits were performed in accordance with auditing standards generally accepted in the United States.

      The Audit Committee of the Board of Directors, composed of three non-management directors, meets periodically with Ernst & Young LLP, management representatives and our internal auditor to review internal accounting control and auditing and financial reporting matters. Both Ernst & Young LLP and the internal auditor have unrestricted access to the Audit Committee and may meet with it without management representatives being present.


Christie Hefner
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)


Linda G. Havard
Executive Vice President, Finance and Operations, and Chief Financial Officer
(Principal Financial and Accounting Officer)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9a. Controls and Procedures

(a)   Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange
Act) as of the end of the period covered by this annual report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b)   Internal Control Over Financial Reporting

      There have not been any changes in our internal control over financial reporting (as such terms is defined in Rules 13(a)-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by Item 10 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2004, which will be filed within 120 days after the close of our fiscal year ended December 31, 2003, and is incorporated herein by reference, pursuant to General Instruction G(3).

      We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. That code is part of our Code of Business Conduct, which is available free of charge through our website, www.playboyenterprises.com, and is available in print to any shareholder who sends a request for a paper copy to: Investor Relations, Playboy Enterprises, Inc., 680 North Lake Shore Drive, Chicago, Illinois 60611. We intend to include on our website any amendment to, or waiver from, a provision of the Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

Item 11. Executive Compensation

      The information required by Item 11 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2004, which will be filed within 120 days after the close of our fiscal year ended December 31, 2003, and is incorporated herein by reference (excluding the Report of the Compensation Committee and the Performance Graph), pursuant to General Instruction G(3).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information regarding outstanding options and shares reserved for future issuance as of December 31, 2003:

                                                                           Class B Stock
                                                         -------------------------------------------------
                                                                              Weighted
                                                                               Average              Number
                                                           Number of    Exercise Price           of Shares
                                                             Options        of Options       Remaining for
                                                         Outstanding       Outstanding     Future Issuance
----------------------------------------------------------------------------------------------------------
Total equity compensation plans approved by
   security holders                                         2,843,886         $  16.22           2,195,896
==========================================================================================================

      The other information required by Item 12 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2004, which will be filed within 120 days after the close of our fiscal year ended December 31, 2003, and is incorporated herein by reference, pursuant to General Instruction G(3).

Item 13. Certain Relationships and Related Transactions

      The information required by Item 13 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2004, which will be filed within 120 days after the close of our fiscal year ended December 31, 2003, and is incorporated herein by reference, pursuant to General Instruction G(3).

Item 14. Principal Accounting Fees and Services

      The information required by Item 14 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2004, which will be filed within 120 days after the close of our fiscal year ended December 31, 2003, and is incorporated herein by reference, pursuant to General Instruction G(3).

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) Certain Documents Filed as Part of the Form 10-K

     Our Financial Statements and Supplementary Data following are
     as set forth under Part II. Item 8. of this Form 10-K Annual Report:                                      Page
                                                                                                               ----
         Consolidated Statements of Operations - Fiscal Years Ended December 31, 2003,
         2002 and 2001                                                                                           37

         Consolidated Balance Sheets - December 31, 2003 and 2002                                                38

         Consolidated Statements of Shareholders' Equity - Fiscal Years Ended
         December 31, 2003, 2002 and 2001                                                                        39

         Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 2003,
         2002 and 2001                                                                                           40

         Notes to Consolidated Financial Statements                                                              41

         Condensed Consolidating Statements of Operations - Fiscal Years Ended December 31, 2003,
         2002 and 2001                                                                                           62

         Condensed Consolidating Balance Sheets - December 31, 2003 and 2002                                     64

         Condensed Consolidating Statements of Cash Flows - Fiscal Years Ended December 31, 2003,
         2002 and 2001                                                                                           66

         Report of Independent Auditors                                                                          68

         Report of Management                                                                                    69

         Schedule II - Valuation and Qualifying Accounts                                                         83

(b) Reports on Form 8-K

      On November 5, 2003, we furnished a Current Report on Form 8-K, dated November 5, 2003, under Item 12., attaching our press release announcing our financial results for the third quarter of 2003.

      On December 9, 2003, we furnished a Current Report on Form 8-K, dated December 9, 2003, under Item 9., attaching our press release disclosing certain projections and remarks made during our presentation at the Credit Suisse First Boston Media Week conference on December 9, 2003.

(c) Exhibits

      See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PLAYBOY ENTERPRISES, INC.


March 11, 2004                          By  /s/Linda Havard
                                            ---------------------------------
                                            Linda G. Havard
                                            Executive Vice President,
                                            Finance and Operations,
                                            and Chief Financial Officer
                                            (Authorized Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Christie Hefner                                  March 11, 2004
-----------------------------------------
Christie Hefner
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Richard S. Rosenzweig                            March 11, 2004
-----------------------------------------
Richard S. Rosenzweig
Executive Vice President and Director


/s/ Dennis S. Bookshester                            March 11, 2004
-----------------------------------------
Dennis S. Bookshester
Director


/s/ David I. Chemerow                                March 11, 2004
-----------------------------------------
David I. Chemerow
Director


/s/ Donald G. Drapkin                                March 11, 2004
-----------------------------------------
Donald G. Drapkin
Director


/s/ Jerome H. Kern                                   March 11, 2004
-----------------------------------------
Jerome H. Kern
Director


/s/ Russell I. Pillar                                March 11, 2004
-----------------------------------------
Russell I. Pillar
Director


/s/ Sol Rosenthal                                    March 11, 2004
-----------------------------------------
Sol Rosenthal
Director


/s/ Linda Havard                                     March 11, 2004
-----------------------------------------
Linda G. Havard
Executive Vice President,
Finance and Operations,
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

                                  EXHIBIT INDEX

      All agreements listed below may have additional exhibits which are not attached. All such exhibits are available upon request, provided the requesting party shall pay a fee for copies of such exhibits, which fee shall be limited to our reasonable expenses incurred in furnishing these documents.

Exhibit
Number           Description
------           -----------

 #2.1 Asset Purchase Agreement, dated as of June 29, 2001, by and among Playboy Enterprises, Inc., Califa Entertainment Group, Inc., V.O.D., Inc., Steven Hirsch, Dewi James and William Asher (incorporated by reference to Exhibit 2.1 from the Current Report on Form 8-K dated July 6, 2001)

  3.1 Certificate of Incorporation of Playboy Enterprises, Inc. (incorporated by reference to Exhibit 3 from our quarterly report on Form 10-Q dated March 31, 2003)

  3.2 Amended and Restated Bylaws of Playboy Enterprises, Inc. (incorporated by reference to Exhibit 3.4 from the Current Report on Form 8-K dated March 15, 1999)

  4.1       11% Senior Secured Notes due 2010

            a Indenture, dated as of March 11, 2003, or the Indenture, between PEI Holdings, Inc., the Guarantors party thereto and Bank One, N.A., as Trustee

            b Form of 11% Senior Secured Note due 2010 (included in Exhibit 4.1(a))

            c Pledge Agreement, dated as of March 11, 2003, between PEI Holdings, Inc. and Bank One, N.A., as Trustee under the Indenture

            d Pledge Agreement, dated as of March 11, 2003, among Chelsea Court Holdings LLC, as the limited partner in 1945/1947 Cedar River C.V., Candlelight Management LLC, as the general partner in 1945/1947 Cedar River C.V., and Bank One, N.A., as Trustee under the Indenture

            e Pledge Agreement, dated as of March 11, 2003, between Claridge Organization LLC and Bank One, N.A., as Trustee under the Indenture

            f Pledge Agreement, dated as of March 11, 2003, between Playboy Clubs International, Inc. and Bank One, N.A., as Trustee under the Indenture

            g Pledge Agreement, dated as of March 11, 2003, between CPV Productions, Inc. and Bank One, N.A., as Trustee under the Indenture

            h Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank One, N.A., as Trustee under the Indenture

            i Pledge Agreement, dated as of March 11, 2003, between Playboy Gaming International, Ltd. and Bank One, N.A., as Trustee under the Indenture

            j Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank One, N.A., as Trustee under the Indenture

            k Pledge Agreement, dated as of March 11, 2003, between Playboy Enterprises, Inc. and Bank One, N.A., as Trustee under the Indenture

            l Pledge Agreement, dated as of March 11, 2003, between Playboy Enterprises International, Inc. and Bank One, N.A., as Trustee under the Indenture

            m Pledge Agreement, dated as of March 11, 2003, between Planet Playboy, Inc. and Bank One, N.A., as Trustee under the Indenture

            n Pledge Agreement, dated as of March 11, 2003, between Spice Entertainment, Inc. and Bank One, N.A., as Trustee under the Indenture

            o Pledge Agreement, dated as of March 11, 2003, between Playboy TV International, LLC and Bank One, N.A., as Trustee under the Indenture

            p Pledge Agreement, dated as of March 11, 2003, between Playboy TV International, LLC and Bank One, N.A., as Trustee under the Indenture

            q Security Agreement, dated as of March 11, 2003, between PEI Holdings, Inc. and Bank One, N.A., in its capacity as Trustee under the Indenture

            r Security Agreement, dated as of March 11, 2003, among Playboy Enterprises, Inc. and each of the domestic subsidiaries of PEI Holdings, Inc. set forth on the signature pages thereto and Bank One, N.A., in its capacity as Trustee under the Indenture

            s Trademark Security Agreement, dated as of March 11, 2003, by AdulTVision Communications, Inc., Alta Loma Entertainment, Inc., Lifestyle Brands, Ltd., Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Playboy Enterprises International, Inc. and Spice Hot Entertainment, Inc. in favor of Bank One, N.A., in its capacity as Trustee under the Indenture
            t Copyright Security Agreement, dated as of March 11, 2003, by After Dark Video, Inc., Alta Loma Distribution, Inc., Alta Loma Entertainment, Inc., Impulse Productions, Inc., Indigo Entertainment, Inc., MH Pictures, Inc., Mystique Films, Inc., Playboy Entertainment Group, Inc., Precious Films, Inc. and Women Productions, Inc. in favor of Bank One, N.A., in its capacity as Trustee under the Indenture

            u Lease Subordination Agreement, dated as of March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank One, N.A., as Trustee for various noteholders

            v Second Priority Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 11, 2003, made and executed by Playboy Enterprises International, Inc. in favor of Fidelity National Title Insurance Company for the benefit of Bank One, N.A., as Trustee pursuant to the Indenture

            w Intercreditor Agreement, dated as of March 11, 2003, between Bank of America, N.A., as agent, and Bank One, N.A., as trustee

            x Registration Rights Agreement, dated as of March 11, 2003, by and among PEI Holdings, Inc., Playboy Enterprises, Inc., the subsidiary guarantors listed on the signature pages thereof and Banc of America Securities LLC and Lazard Freres & Co. LLC

            (items (a) through (x) incorporated by reference to Exhibits 4.1(a) through (x), respectively, from our annual report on Form 10-K for the year ended December 31, 2002, or the 2002 Form 10-K)

            y First Supplemental Indenture, dated as of July 22, 2003, among PEI Holdings, Inc., Andrita Studios, Inc. and Bank One, N.A., as trustee

            z First Amendment to Pledge Agreement, dated July 22, 2003, between Playboy Entertainment Group, Inc. and Bank One, N.A., as Trustee under the Indenture aa Joinder to Security Agreement, dated July 22, 2003, between Andrita Studios, Inc. and Bank One, N.A., as Trustee under the Indenture

            (items (y), (z) and (aa) incorporated by reference to Exhibit 4.1(a)-1, 4.1(h)-1 and 4.1(r)-1 to Playboy Enterprises, Inc.'s Form S-4, filed with the Securities Exchange Commission, or SEC, on May 19, 2003, File No. 333-105386, or the May 19, 2003 Form S-4)

  4.2 Certificate of Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock of Playboy Enterprises, Inc. (included in Exhibit 3.1)

  4.3 Exchange Agreement, dated as of March 11, 2003, among Hugh M. Hefner, Playboy.com, Inc., PEI Holdings, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 4.2 from the 2002 Form 10-K)

  4.4 Credit Agreement, dated as of March 11, 2003, among PEI Holdings, Inc., each lender from time to time party thereto and Bank of America, N.A. as Agent (see Exhibit 10.9) (incorporated by reference to Exhibit 4.3 from the 2002 Form 10-K)

 10.1       Playboy Magazine Printing and Binding Agreement

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

            @c Second Amendment to October 22, 1997 Agreement dated as of March 2, 2004

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

            (items (b), (c) and (d) incorporated by reference to Exhibits 10.4(b), (c) and (d), respectively, from our annual report on Form 10-K for the year ended December 31, 2001, or the 2001 Form 10-K)

            e Transponder Service Agreement dated August 12, 1999 between British Sky Broadcasting Limited and The Home Video Channel Limited (incorporated by reference to Exhibit 10.4 from the 2002 Form 10-K)

  &10.5     Playboy TV - Latin America, LLC Agreements

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

  #10.7 Amended and Restated Affiliation and License Agreement dated May 17, 2002 between DirecTV, Inc. and Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc. and Spice Platinum Entertainment, Inc. regarding DBS Satellite Exhibition of Programming (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q dated June 30, 2002, or the June 30, 2002 Form 10-Q)

  @10.8 Master Lease Agreement dated December 22, 2003 between The Walden Asset Group, LLC and Playboy Entertainment Group, Inc.

            a     Master Lease Agreement

            b     Equipment Schedule No. 1

            c     Acceptance Certificate for Equipment Schedule No. 1

  @10.9 Acknowledgement of Assignment dated December 22, 2003 among Playboy Entertainment Group, Inc., The Walden Asset Group, LLC and General Electric Capital Corporation

 @10.10 Corporate Guaranty dated December 22, 2003 executed by General Electric Capital Corporation regarding the Master Lease Agreement dated December 22, 2003

  10.11 Fulfillment and Customer Service Services Agreement dated October 2, 2000 between Infinity Resources, Inc. and Playboy.com, Inc. (incorporated by reference to Exhibit 10.13 from our annual report on Form 10-K for the year ended December 31, 2000, or the 2000 Form 10-K)

  10.12 Credit Agreement, dated March 11, 2003, or the Credit Agreement, among PEI Holdings, Inc., each lender from time to time party thereto and Bank of America, N.A., as Agent

            a     Credit Agreement

            a-1   Master Corporate Guaranty, dated March 11, 2003

            b Security Agreement, dated as of March 11, 2003, between PEI Holdings, Inc. and Bank of America, N.A., as Agent under the Credit Agreement

            c Security Agreement, dated as of March 11, 2003, among Playboy Enterprises, Inc. and each of the domestic subsidiaries of PEI Holdings, Inc. set forth on the signature pages thereto and Bank of America, N.A., as Agent under the Credit Agreement

            d Pledge Agreement, dated as of March 11, 2003, between PEI Holdings, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            e Pledge Agreement, dated as of March 11, 2003, among Chelsea Court Holdings LLC, as the limited partner in 1945/1947 Cedar River C.V., Candlelight Management LLC, as the general partner in 1945/1947 Cedar River C.V., and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            f Pledge Agreement, dated as of March 11, 2003, between Claridge Organization LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            g Pledge Agreement, dated as of March 11, 2003, between Playboy Clubs International, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            h Pledge Agreement, dated as of March 11, 2003, between CPV Productions, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            i Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            j Pledge Agreement, dated as of March 11, 2003, between Playboy Gaming International, Ltd. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            k Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            l Pledge Agreement, dated as of March 11, 2003, between Playboy Enterprises, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            m Pledge Agreement, dated as of March 11, 2003, between Playboy Enterprises International, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            n Pledge Agreement, dated as of March 11, 2003, between Planet Playboy, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            o Pledge Agreement, dated as of March 11, 2003, between Spice Entertainment, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            p Pledge Agreement, dated as of March 11, 2003, between Playboy TV International, LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            q Pledge Agreement, dated as of March 11, 2003, between Playboy TV International, LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            r Trademark Security Agreement, dated as of March 11, 2003, by AdulTVision Communications, Inc., Alta Loma Entertainment, Inc., Lifestyle Brands, Ltd., Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Playboy Enterprises International, Inc. and Spice Hot Entertainment, Inc. in favor of Bank of America, N.A., as Agent under the Credit Agreement
            s Copyright Security Agreement, dated March 11, 2003, by After Dark Video, Inc., Alta Loma Distribution, Inc., Alta Loma Entertainment, Inc., Impulse Productions, Inc., Indigo Entertainment, Inc., MH Pictures, Inc., Mystique Films, Inc., Playboy Entertainment Group, Inc., Precious Films, Inc. and Women Productions, Inc. in favor of Bank of America, N.A., as Agent under the Credit Agreement

            t Lease Subordination Agreement, dated as of March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent for various lenders

            u Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 11, 2003, made and executed by Playboy Enterprises International, Inc. in favor of Fidelity National Title Insurance Company for the benefit of Bank of America, N.A., as agent for Lenders under the Credit Agreement

            (items (a) through (u) incorporated by reference to Exhibits 10.9(a) through (u), respectively, from the 2002 Form 10-K)

            v Pledge Amendment, dated July 22, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.9(i)-1 to Playboy Enterprises, Inc.'s May 19, 2003 Form S-4).

  10.13 Joinder to Master Corporate Guaranty, dated July 22, 2003, executed by Andrita Studios, Inc. (incorporated by reference to Exhibit 10.9(a)-2 to Playboy Enterprises, Inc.'s Form S-4, filed with the SEC on May 19, 2003, File No. 333-105386).

  10.14 Joinder to Security Agreement, dated July 22, 2003, executed by Andrita Studios, Inc. (incorporated by reference to Exhibit 10.9(c)-7 to Playboy Enterprises, Inc.'s Form S-4, filed with the SEC on May 19, 2003, File No. 333-105386).

  10.15 Exchange Agreement, dated as of March 11, 2003, among Hugh M. Hefner, Playboy.com, Inc., PEI Holdings, Inc. and Playboy Enterprises, Inc. (see Exhibit 4.2) (incorporated by reference to
            Exhibit 10.11 from the 2002 Form 10-K)

  10.16 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner

            a     Letter of Interpretation of Lease

            b     Agreement of Lease

            (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)

            c Amendment to Lease Agreement dated as of January 12, 1998 (incorporated by reference to Exhibit 10.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 1998, or the March 31, 1998 Form 10-Q)

            d Lease Subordination Agreement, dated as of March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank One, N.A., as Trustee for various noteholders (see Exhibit 4.1(u))

            e Lease Subordination Agreement, dated as of March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent for various lenders (see Exhibit 10.9(t))

            (items (d) and (e) incorporated by reference to Exhibits 10.13(d) and (e), respectively, from the 2002 Form 10-K)

  10.17     Los Angeles Office Lease Documents

            a Agreement of Lease dated April 23, 2002 between Los Angeles Media Tech Center, LLC and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.4 from the June 30, 2002 Form 10-Q)

            b First Amendment to April 23, 2002 Lease dated June 28, 2002 (incorporated by reference to Exhibit 10.4 from our quarterly report on Form 10-Q for the quarter ended September 30, 2002 Form 10-Q, or the September 30, 2002 Form 10-Q)

  10.18     Chicago Office Lease Documents

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

   10.19    New York Office Lease Documents

            a Agreement of Lease dated August 11, 1992 between Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)

            b Agreement of Sublease between Playboy Enterprises International, Inc. and Concentra Managed Care Services, Inc. dated February 13, 2002 (incorporated by reference to Exhibit
                  10.3 from our quarterly report on Form 10-Q dated March 31,
                  2002)

   10.20    Los Angeles Studio Facility Lease Documents

            a Agreement of Lease dated September 20, 2001 between Kingston Andrita LLC and Playboy Entertainment Group, Inc. (incorporated by reference to Exhibit 10.3(a) from the September 30, 2001 Form 10-Q)

            b First Amendment to September 20, 2001 Lease dated May 15, 2002 (incorporated by reference to Exhibit 10.3 from the June 30, 2002 Form 10-Q)

            c Second Amendment to September 20, 2001 Lease dated July 23, 2002 (incorporated by reference to Exhibit 10.6 from the September 30, 2002 Form 10-Q)

            d     Third Amendment to September 20, 2001 Lease dated October 31,
                  2002

            e     Fourth Amendment to September 20, 2001 Lease dated December 2,
                  2002

            f     Fifth Amendment to September 20, 2001 Lease dated December 31,
                  2002

            g     Sixth Amendment to September 20, 2001 Lease dated January 31,
                  2003

            (items (d) through (g) incorporated by reference to Exhibits 10.17(d) through (g), respectively, from the 2002 Form 10-K)

            h Guaranty dated September 20, 2001 by Playboy Entertainment Group, Inc. in favor of Kingston Andrita LLC (incorporated by reference to Exhibit 10.3(c) from the September 30, 2001 Form 10-Q)

            i Seventh Amendment to September 20, 2001 Lease dated July 23, 2003 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q dated September 30, 2003)

   10.21    Itasca Warehouse Lease Documents

            a Agreement dated as of September 6, 1996 between Centerpoint Properties Corporation and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.23 from the 1996 Form 10-K)

            b Amendment to September 6, 1996 Lease dated June 1, 1997 (incorporated by reference to Exhibit 10.25(b) from our annual report on Form 10-K for the year ended June 30, 1997, or the 1997 Form 10-K)

            c Real Estate Sublease Agreement dated October 2, 2000 between Playboy Enterprises, Inc. and Infinity Resources, Inc. (incorporated by reference to Exhibit 10.20(c) from the 2000 Form 10-K)

  *10.22    Selected Company Remunerative Plans

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

  *10.23    1989 Option Plan

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

  *10.24    1991 Directors' Plan

            a Playboy Enterprises, Inc. 1991 NonQualified Stock Option Plan for NonEmployee Directors, as amended

            b Playboy Enterprises, Inc. 1991 NonQualified Stock Option Agreement for NonEmployee Directors

            (items (a) and (b) incorporated by reference to Exhibits 10.4(rr) and (nn), respectively, from the 1991 Form 10-K)

  *10.25    1995 Stock Incentive Plan

           @a Second Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan

            b Form of NonQualified Stock Option Agreement for NonQualified Stock Options which may be granted under the Plan

            c Form of Incentive Stock Option Agreement for Incentive Stock Options which may be granted under the Plan

            d Form of Restricted Stock Agreement for Restricted Stock issued under the Plan

            (items (b), (c) and (d) incorporated by reference to Exhibits 4.3,
            4.4 and 4.5, respectively, from our Registration Statement No. 33-58145 on Form S-8 dated March 20, 1995)

            e Form of Section 162(m) Restricted Stock Agreement for Section 162(m) Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(e) from the 1997 Form 10-K)

  *10.26    1997 Directors' Plan

            @a Amended and Restated 1997 Equity Plan for NonEmployee Directors of Playboy Enterprises, Inc.

            b Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from our quarterly report on Form 10-Q for the quarter ended September 30, 1997)

  *10.27 Form of Nonqualified Option Agreement between Playboy Enterprises, Inc. and each of Dennis S. Bookshester and Sol Rosenthal (incorporated by reference to Exhibit 4.4 from our Registration Statement No. 333-30185 on Form S-8 dated November 13, 1996)

  *10.28    Employee Stock Purchase Plan

            a Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit
                  10.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 1997)

            b Amendment to Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.4 from the quarterly report on Form 10-Q for the quarter ended June 30, 1999)

  *10.29    Selected Employment, Termination and Other Agreements

            a Form of Severance Agreement by and between Playboy Enterprises, Inc. and each of James English, James Griffiths, Linda Havard, Christie Hefner, Martha Lindeman, Richard Rosenzweig, Howard Shapiro and Alex Vaickus (incorporated by reference to Exhibit 10.23(a) from the 2001 Form 10-K)

            b Memorandum dated May 21, 2002 regarding severance agreement for Linda Havard (incorporated by reference to Exhibits 10.5 and 10.6, respectively, from the June 30, 2002 Form 10-Q)

           @c Letter Agreement dated October 8, 2003 regarding employment of James English

           @d Amendment to October 8, 2003 Employment Agreement dated February 10, 2004 regarding employment of James L. English

           @e Employment Agreement dated January 8, 2004 regarding employment of James Griffiths

   10.30 11% Senior Secured Notes due 2010 (see Exhibit 4.1) (incorporated by reference to Exhibits 10.27 from the 2002 Form 10-K)

    @21     Subsidiaries

    @23     Consent of Ernst & Young LLP

  @31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  @31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    @32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------
*     Indicates management compensation plan

# Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC

& Certain information omitted pursuant to a request for confidential treatment filed separately with the SEC

@     Filed herewith

PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

===========================================================================================================================
              COLUMN A                        COLUMN B                 COLUMN C                  COLUMN D         COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                             -----------------------------
                                             Balance at      Charged to         Charged to                       Balance at
                                              Beginning       Costs and            Other                            End
            Description                       of Period       Expenses           Accounts       Deductions       of Period
----------------------------------------     ----------      ----------         ----------      ----------       ----------
Allowance deducted in the balance sheet
  from the asset to which it applies:

Fiscal Year Ended December 31, 2003:

  Allowance for doubtful accounts            $     5,124     $     1,409        $     1,451(a)  $     3,620(b)  $     4,364
                                             ===========     ===========        ===========     ===========     ===========

  Allowance for returns                      $    24,595     $        --        $    47,536(c)  $    44,994(d)  $    27,137
                                             ===========     ===========        ===========     ===========     ===========

  Deferred tax asset valuation allowance     $    69,146     $     3,307(e)     $        --     $        --     $    72,453
                                             ===========     ===========        ===========     ===========     ===========

Fiscal Year Ended December 31, 2002:

  Allowance for doubtful accounts            $     6,406     $       213        $     2,010(a)  $     3,505(b)  $     5,124
                                             ===========     ===========        ===========     ===========     ===========

  Allowance for returns                      $    30,514     $        --        $    48,227(c)  $    54,146(d)  $    24,595
                                             ===========     ===========        ===========     ===========     ===========

  Deferred tax asset valuation allowance     $    54,588     $    14,558(e)     $        --     $        --     $    69,146
                                             ===========     ===========        ===========     ===========     ===========

Fiscal Year Ended December 31, 2001:

  Allowance for doubtful accounts            $    15,994     $       584        $     1,690(a)  $    11,862(b)  $     6,406
                                             ===========     ===========        ===========     ===========     ===========

  Allowance for returns                      $    28,815     $        --        $    52,698(c)  $    50,999(d)  $    30,514
                                             ===========     ===========        ===========     ===========     ===========

  Deferred tax asset valuation allowance     $    45,044     $     9,544(e)     $        --     $        --     $    54,588
                                             ===========     ===========        ===========     ===========     ===========

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