Form 10-Q
period 2004-03-31
PLAYBOY ENTERPRISES INC
filed 2004-05-07
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

      At April 30, 2004, there were 4,864,102 shares of Class A common stock, par value $0.01 per share, and 28,522,577 shares of Class B common stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.    Financial Statements

                Condensed Consolidated Statements of Operations and Comprehensive Income for the Quarters Ended March 31,
                2004 and 2003 (Unaudited)                                      3

                Condensed Consolidated Balance Sheets at March 31,
                2004 (Unaudited) and December 31, 2003                         4

                Condensed Consolidated Statements of Cash Flows for the
                Quarters Ended March 31, 2004 and 2003 (Unaudited)             5

                Notes to Condensed Consolidated Financial Statements           6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         19

Item 4.    Controls and Procedures                                            20

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings                                                  20

Item 6.    Exhibits and Reports on Form 8-K                                   21

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                   for the Quarters Ended March 31 (Unaudited)
                    (In thousands, except per share amounts)

                                                           2004        2003
                                                       --------    --------

Net revenues                                           $ 80,870    $ 74,281
                                                       --------    --------

Costs and expenses
   Cost of sales                                        (58,984)    (52,301)
   Selling and administrative expenses                  (14,434)    (12,530)
                                                       --------    --------
      Total costs and expenses                          (73,418)    (64,831)
                                                       --------    --------
Operating income                                          7,452       9,450
                                                       --------    --------
Nonoperating income (expense)
   Investment income                                         90          56
   Interest expense                                      (4,158)     (3,562)
   Amortization of deferred financing fees                 (375)       (275)
   Minority interest                                       (351)       (452)
   Debt extinguishment expenses                              --      (3,263)
   Other, net                                              (459)        (72)
                                                       --------    --------
      Total nonoperating expense                         (5,253)     (7,568)
                                                       --------    --------
Income before income taxes                                2,199       1,882
Income tax expense                                         (311)     (1,250)
                                                       --------    --------
Net income                                                1,888         632
                                                       --------    --------

Other comprehensive income (loss)
   Unrealized gain (loss) on marketable securities          132        (155)
   Unrealized gain (loss) on derivatives                    (28)        609
   Foreign currency translation adjustments                (420)        153
                                                       --------    --------
      Total other comprehensive income (loss)              (316)        607
                                                       --------    --------
Comprehensive income                                   $  1,572    $  1,239
                                                       ========    ========

Net income                                             $  1,888    $    632
Dividend requirements of preferred stock                   (335)         --
                                                       --------    --------
Net income applicable to common shareholders           $  1,553    $    632
                                                       ========    ========

Weighted average number of common shares outstanding
   Basic                                                 27,478      26,155
                                                       ========    ========
   Diluted                                               29,345      26,159
                                                       ========    ========

Basic and diluted earnings per common share            $   0.06    $   0.02
                                                       ========    ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    (Unaudited)
                                                                      Mar. 31,     Dec. 31,
                                                                          2004         2003
                                                                     ---------    ---------
Assets
Cash and cash equivalents                                            $  15,398    $  31,332
Marketable securities                                                    3,687        3,546
Receivables, net of allowance for doubtful accounts of
   $4,626 and $4,364, respectively                                      44,682       52,230
Receivables from related parties                                         1,876        1,226
Inventories, net                                                        11,729       12,017
Deferred subscription acquisition costs                                 12,262       11,759
Other current assets                                                     9,851       10,208
                                                                     ---------    ---------
   Total current assets                                                 99,485      122,318
                                                                     ---------    ---------
Property and equipment, net                                             11,781       12,020
Long-term receivables                                                    2,755           --
Programming costs, net                                                  57,776       57,426
Goodwill                                                               111,893      111,893
Trademarks                                                              54,628       58,159
Distribution agreements, net of accumulated amortization
   of $1,205 and $970, respectively                                     31,935       32,170
Other noncurrent assets                                                 22,757       24,074
                                                                     ---------    ---------
Total assets                                                         $ 393,010    $ 418,060
                                                                     =========    =========

Liabilities
Acquisition liabilities                                              $  13,502    $  15,392
Accounts payable                                                        18,018       22,899
Accrued salaries, wages and employee benefits                            5,471       11,472
Deferred revenues                                                       53,685       53,963
Accrued litigation settlement                                            1,000        6,500
Other liabilities and accrued expenses                                  16,322       19,088
                                                                     ---------    ---------
   Total current liabilities                                           107,998      129,314
                                                                     ---------    ---------
Financing obligations                                                  115,000      115,000
Acquisition liabilities                                                 22,025       26,982
Net deferred tax liabilities                                            13,456       13,877
Accrued litigation settlement                                            1,000        2,000
Other noncurrent liabilities                                            13,382       13,170
                                                                     ---------    ---------
   Total liabilities                                                   272,861      300,343
                                                                     ---------    ---------
Minority interest                                                       11,432       11,081

Shareholders' equity
Preferred stock, $10,000 par value - 10,000,000 shares authorized;
   1,674 issued                                                         17,294       16,959
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued           49           49
   Class B nonvoting - 30,000,000 shares authorized; 22,649,175
     and 22,579,363 issued, respectively                                   226          226
Capital in excess of par value                                         153,840      152,969
Accumulated deficit                                                    (60,957)     (62,510)
Unearned compensation - restricted stock                                  (362)          --
Accumulated other comprehensive loss                                    (1,373)      (1,057)
                                                                     ---------    ---------
   Total shareholders' equity                                          108,717      106,636
                                                                     ---------    ---------
Total liabilities and shareholders' equity                           $ 393,010    $ 418,060
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

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the Quarters Ended March 31 (Unaudited)
                                 (In thousands)

                                                                   2004         2003
                                                              ---------    ---------
Cash flows from operating activities
Net income                                                    $   1,888    $     632
Adjustments to reconcile net income to net cash used for
  operating activities:
   Depreciation of property and equipment                           776        1,009
   Amortization of intangible assets                                875        2,185
   Amortization of investments in entertainment programming      10,327        9,523
   Amortization of deferred financing fees                          375          275
   Debt extinguishment expenses                                      --        3,263
   Deferred income taxes                                           (470)        (153)
   Net change in operating assets and liabilities                (7,053)      (9,754)
   Investments in entertainment programming                     (11,477)     (12,399)
   Litigation settlement                                         (6,500)          --
   Other, net                                                        37          806
                                                              ---------    ---------
Net cash used for operating activities                          (11,222)      (4,613)
                                                              ---------    ---------
Cash flows from investing activities
Proceeds from disposals                                              --           36
Additions to property and equipment                                (649)        (623)
Other, net                                                          140           (3)
                                                              ---------    ---------
Net cash used for investing activities                             (509)        (590)
                                                              ---------    ---------
Cash flows from financing activities
Proceeds from financing obligations                                  --      115,000
Repayment of financing obligations                                   --      (65,767)
Payment of debt extinguishment expenses                              --         (355)
Payment of acquisition liabilities                               (4,519)     (14,219)
Payment of deferred financing fees                                   --       (6,370)
Proceeds from stock plans                                           316           22
                                                              ---------    ---------
Net cash provided by (used for) financing activities             (4,203)      28,311
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents            (15,934)      23,108
Cash and cash equivalents at beginning of period                 31,332        4,118
                                                              ---------    ---------
Cash and cash equivalents at end of period                    $  15,398    $  27,226
                                                              =========    =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)   BASIS OF PREPARATION

      The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring and other adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

(B)   RESTRUCTURING EXPENSES

      In 2004, we made cash payments of $0.5 million on our 2002 and 2001 restructuring plans. Approximately $7.6 million of the total restructuring charges of $10.3 million for those plans, net of non-cash adjustments, has been paid as of March 31, 2004 with most of the remainder to be paid in 2004, although some payments will continue through 2007.

      Our 2002 restructuring initiative to reduce our ongoing operating expenses resulted in a $5.7 million charge, of which $2.9 million related to workforce reductions and $2.8 million related to consolidation of our office space. Our 2001 restructuring plan resulted in a $4.6 million charge, of which $2.6 million related to workforce reductions and $2.0 million related to excess office space. In 2003, we recorded adjustments of $0.3 million related to these charges.

The following table displays the activity and balances of the restructuring reserve for the year ended December 31, 2003 and the quarter ended March 31, 2004 (in thousands):

                                                   Consolidation
                                  Workforce    of Facilities and
                                  Reduction           Operations      Total
                                  ---------    -----------------    -------
Balance at December 31, 2002      $   2,772            $   3,805    $ 6,577
Adjustment to previous estimate        (168)                 518        350
Cash payments                        (1,974)              (1,760)    (3,734)
                                  ---------            ---------    -------
Balance at December 31, 2003            630                2,563      3,193
Cash payments                          (196)                (328)      (524)
                                  ---------            ---------    -------
Balance at March 31, 2004         $     434            $   2,235    $ 2,669
                                  =========            =========    =======

(C)   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

                                                    (Unaudited)
                                                  Quarters Ended
                                                     March 31,
                                                -----------------
                                                   2004      2003
                                                -------   -------

Numerator:
For basic EPS - net income                      $ 1,553   $   632
   Preferred stock dividends                        335        --
                                                -------   -------
For diluted EPS - net income                    $ 1,888   $   632
                                                =======   =======

Denominator:
For basic EPS - weighted-average shares          27,478    26,155
  Effect of dilutive potential common shares:
    Employee stock options and other                359         4
   Restricted stock awards                           22        --
   Preferred stock                                1,486        --
                                                -------   -------
      Dilutive potential common shares            1,867         4
                                                -------   -------
For diluted EPS - weighted-average shares        29,345    26,159
                                                =======   =======
Basic and diluted EPS                           $  0.06   $  0.02
                                                =======   =======

The following table represents the approximate number of shares related to options to purchase our Class B common stock, or Class B stock, and Class B restricted stock awards that were outstanding which were not included in the computation of diluted EPS as the inclusion of these shares would have been antidilutive (in thousands):

                            (Unaudited)
                          Quarters Ended
                             March 31,
                          --------------
                           2004    2003
                          -----   -----
Stock options             3,390   3,165
Restricted stock awards     193      --
                          -----   -----
Total                     3,583   3,165
                          =====   =====

      On May 1, 2003, $10.0 million of PEI Holdings, Inc., or Holdings, Series A Preferred Stock held by Hugh M. Hefner, along with accumulated dividends of $0.1 million, were exchanged for 1,122,209 shares of Playboy Class B stock.

      On April 26, 2004, we completed a public offering of 6,021,340 shares of our Class B stock. See Note (I) Subsequent Event for additional information.

(D)   INVENTORIES, NET

Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                          (Unaudited)
                                             Mar. 31,     Dec. 31,
                                                 2004         2003
                                             --------     --------
Paper                                        $  2,334     $  2,613
Editorial and other prepublication costs        5,953        6,082
Merchandise finished goods                      3,442        3,322
                                             --------     --------
Total inventories, net                       $ 11,729     $ 12,017
                                             ========     ========

(E)   INCOME TAXES

      Our income tax provision consists primarily of foreign income tax related to our international networks and withholding tax on licensing income for which we do not receive a current U.S. income tax benefit. The tax provision also includes non-cash deferred federal and state income tax related to the amortization of goodwill and other indefinite-lived intangibles, for which we had previously provided valuation allowances for the related deferred tax benefits. The tax provision for the first quarter of 2004 reflects a benefit of approximately $1.0 million from the reversal of deferred income taxes provided in prior periods relating to the tax amortization of the Sarah Coventry trademarks and service marks, which we sold in the first quarter.

(F)   CONTINGENCIES

      In 2002, a $4.4 million verdict was entered against us by a state trial court in Texas in a lawsuit with a former publishing licensee. We terminated the license in 1998 due to the licensee's failure to pay royalties and other amounts due to us under the license agreement. We have posted a bond in the amount of $7.7 million, which represents the amount of the judgment, costs and estimated pre- and post-judgment interest. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained and have not recorded a liability for this case in accordance with Statement 5, Accounting for Contingencies. We are currently pursuing an appeal.

      In the fourth quarter of 2003, we recorded $8.5 million related to the settlement of the Logix litigation, which related to events prior to our 1999 acquisition of Spice. We made a payment of $6.5 million in February 2004 and will make payments of $1.0 million each in 2005 and 2006.

(G)   STOCK-BASED COMPENSATION

We account for stock options as prescribed by Accounting Principles Board Opinion No. 25 and disclose pro forma information as provided by Statement 123, as amended by Statement 148, Accounting for Stock Based Compensation.

Pro forma net income (loss) and net income (loss) per common share, presented below (in thousands, except per share amounts), were determined as if we had accounted for our stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using an option pricing model. Such models require the input of highly subjective assumptions including the expected volatility of the stock price. For pro forma disclosures, the options' estimated fair value was amortized over their vesting period. No stock-based employee compensation expense is recognized because all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the grant date. If we accounted for our employee stock options under Statement 123, compensation expense would have been $0.7 million and $1.1 million for the quarters ended March 31, 2004 and 2003.

                        (Unaudited)
                      Quarters Ended
                         March 31,
                    -----------------
                       2004      2003
                    -------   -------
Net income (loss)
   As reported      $ 1,888   $   632
   Pro forma          1,139      (425)

Basic EPS
   As reported      $  0.06   $  0.02
   Pro forma           0.03     (0.02)

Diluted EPS
   As reported      $  0.06   $  0.02
   Pro forma           0.04     (0.02)

(H)   SEGMENT INFORMATION

The following table represents financial information by reportable segment (in thousands):

                                               (Unaudited)
                                             Quarters Ended
                                                March 31,
                                          --------------------
                                              2004        2003
                                          --------    --------

Net revenues
Entertainment                             $ 35,471    $ 33,203
Publishing                                  29,677      26,634
Online                                      10,973       9,240
Licensing                                    4,749       5,204
                                          --------    --------
Total                                     $ 80,870    $ 74,281
                                          ========    ========
Income before income taxes
Entertainment                             $  6,400    $  7,952
Publishing                                   1,899         507
Online                                       1,153         320
Licensing                                    2,571       3,571
Corporate Administration and Promotion      (4,571)     (2,900)
Investment income                               90          56
Interest expense                            (4,158)     (3,562)
Amortization of deferred financing fees       (375)       (275)
Minority interest                             (351)       (452)
Debt extinguishment expenses                    --      (3,263)
Other, net                                    (459)        (72)
                                          --------    --------
Total                                     $  2,199    $  1,882
                                          ========    ========

                                      (Unaudited)
                                         Mar. 31,   Dec. 31,
                                             2004       2003
                                         --------   --------

Identifiable assets
Entertainment                            $264,963   $265,056
Publishing                                 44,445     48,462
Online                                      5,704      5,493
Licensing                                   5,581      8,199
Corporate Administration and Promotion     72,317     90,850
                                         --------   --------
Total                                    $393,010   $418,060
                                         ========   ========

(I)   SUBSEQUENT EVENT

      On April 26, 2004, we completed a public offering of 6,021,340 Class B shares at $12.69 per share, before underwriting discounts. Included in this offering were 4,385,392 shares sold by Playboy, 1,485,948 shares sold by Hugh Hefner, our Editor-in-Chief, and 150,000 shares sold by Christie Hefner, our Chairman and Chief Executive Officer. Playboy's shares included 3,600,000 initial shares, plus an additional 785,392 shares due to the underwriters' exercise of the over-allotment option. The shares sold by Mr. Hefner consisted of all of the shares of Class B common stock he received upon conversion of all of the outstanding shares of Playboy's Series A convertible preferred stock, which we refer to as the Playboy Preferred Stock, at the time of the offering.

      Net proceeds to us from the sale of our shares were approximately $51.8 million. We intend to use $38.9 million of the net proceeds of this sale to redeem $35.0 million in aggregate principal amount of the outstanding 11.00% senior secured notes due 2010, and pay approximately $0.5 million of accrued and unpaid interest through the date of redemption. We used approximately $0.7 million of net proceeds to pay accrued and unpaid dividends on the Playboy Preferred Stock up to the time of conversion. The balance of the net proceeds will be used for general corporate purposes. If we had completed the offering and the expected redemption of $35.0 million of senior secured notes as of March 31, 2004, we would have incurred approximately $3.9 million in expenses for the bond redemption premium and approximately $2.1 million to write-off the related deferred financing costs.

(J)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      On March 11, 2003, Holdings issued in a private offering $115.0 million of 11.00% senior secured notes due in 2010, which we refer to as the Old Notes. On September 17, 2003, the Old Notes were exchanged for new 11.00% senior secured notes due in 2010, which we refer to as the New Notes. The form and terms of the New Notes are identical in all material respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the form and terms of the Old Notes, except that the New Notes (a) have been registered under the Securities Act of 1933, as amended, or the Securities Act, (b) do not bear restrictive legends restricting their transfer under the Securities Act, (c) are not entitled to the registration rights that apply to the Old Notes and (d) do not contain provisions relating to liquidated damages in connection with the Old Notes under circumstances related to the timing of the exchange offer. The payment obligations under the New Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by us and by substantially all of our domestic subsidiaries, referred to as the guarantors, excluding Playboy.com and its subsidiaries. All of our remaining subsidiaries, referred to as the nonguarantors, are wholly-owned by the guarantors except for Playboy.com and its subsidiaries, which are majority-owned subsidiaries. The following supplemental Condensed Consolidating Statements of Operations for the quarters ended March 31, 2004 and 2003, the Condensed Consolidating Balance Sheets at March 31, 2004 and December 31, 2003 and the Condensed Consolidating Statements of Cash Flows for the quarters ended March 31, 2004 and 2003, present financial information for (a) us (carrying our investment in Holdings under the equity method), (b) Holdings, the issuer of the New Notes (carrying its investment in the guarantors under the equity method), (c) on a combined basis the guarantors (carrying any investment in nonguarantors under the equity method) and (d) on a combined basis the nonguarantors. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the guarantors are not material to investors. In general, Holdings has entered into third-party borrowings and financed its subsidiaries via intercompany accounts. All intercompany activity has been included as "Net receipts from (payments to) subsidiaries" in the Condensed Consolidating Statements of Cash Flows. In certain cases, taxes have been calculated on the basis of a group position that includes both guarantors and nonguarantors. In such cases, the taxes have been allocated to individual legal entities based upon each legal entity's actual contribution to the tax provision.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                     Quarter Ended March 31, 2004 (Unaudited)
                                           ----------------------------------------------------------------------------------------
                                                 Playboy                                       Non-                         Playboy
                                            Enterprises,   Holdings       Guarantor       Guarantor                    Enterprises,
                                           Inc. (Parent)   (Issuer)    Subsidiaries    Subsidiaries    Eliminations            Inc.
                                           -------------   --------    ------------    ------------    ------------    ------------
Net revenues                               $          --   $     --    $     64,515    $     21,072    $     (4,717)   $     80,870
                                           -------------   --------    ------------    ------------    ------------    ------------
Costs and expenses
   Cost of sales                                      --         --         (47,636)        (16,065)          4,717         (58,984)
   Selling and administrative expenses                --         --         (11,558)         (2,876)             --         (14,434)
                                           -------------   --------    ------------    ------------    ------------    ------------
     Total costs and expenses                         --         --         (59,194)        (18,941)          4,717         (73,418)
                                           -------------   --------    ------------    ------------    ------------    ------------
Operating income                                      --         --           5,321           2,131              --           7,452
                                           -------------   --------    ------------    ------------    ------------    ------------
Nonoperating income (expense)
   Investment income                                  --         --              97              13             (20)             90
   Interest expense                                   --     (3,173)           (985)            (20)             20          (4,158)
   Amortization of deferred
     financing fees                                   --       (375)             --              --              --            (375)
   Minority interest                                (351)        --              --              --              --            (351)
   Equity income (loss) from subsidiaries          2,239      5,925           1,917              --         (10,081)             --
   Other, net                                         --       (138)           (272)            (49)             --            (459)
                                           -------------   --------    ------------    ------------    ------------    ------------
     Total nonoperating income
       (expense)                                   1,888      2,239             757             (56)        (10,081)         (5,253)
                                           -------------   --------    ------------    ------------    ------------    ------------
Income before income taxes                         1,888      2,239           6,078           2,075         (10,081)          2,199
Income tax expense                                    --         --            (153)           (158)             --            (311)
                                           -------------   --------    ------------    ------------    ------------    ------------
Net income                                 $       1,888   $  2,239    $      5,925    $      1,917    $    (10,081)   $      1,888
                                           =============   ========    ============    ============    ============    ============

                                                                     Quarter Ended March 31, 2003 (Unaudited)
                                           ----------------------------------------------------------------------------------------
                                                 Playboy        PEI                            Non-                         Playboy
                                            Enterprises,   Holdings       Guarantor       Guarantor                    Enterprises,
                                           Inc. (Parent)   (Issuer)    Subsidiaries    Subsidiaries    Eliminations            Inc.
                                           -------------   --------    ------------    ------------    ------------    ------------
Net revenues                               $          --   $     --    $     60,520    $     17,978    $     (4,217)   $     74,281
                                           -------------   --------    ------------    ------------    ------------    ------------
Costs and expenses
   Cost of sales                                      --         --         (42,321)        (14,197)          4,217         (52,301)
   Selling and administrative expenses                --         --          (9,949)         (2,581)             --         (12,530)
                                           -------------   --------    ------------    ------------    ------------    ------------
     Total costs and expenses                         --         --         (52,270)        (16,778)          4,217         (64,831)
                                           -------------   --------    ------------    ------------    ------------    ------------
Operating income                                      --         --           8,250           1,200              --           9,450
                                           -------------   --------    ------------    ------------    ------------    ------------
Nonoperating income (expense)
   Investment income                                  --         --              67              22             (33)             56
   Interest expense                                   --     (1,772)         (1,353)           (470)             33          (3,562)
   Amortization of deferred
     financing fees                                   --       (251)             --             (24)             --            (275)
   Minority interest                                (119)        --            (333)             --              --            (452)
   Debt extinguishment expenses                       --     (3,060)             --            (203)             --          (3,263)
   Equity income (loss) from subsidiaries            751      5,841             (65)             --          (6,527)             --
   Other, net                                         --         (7)            (27)            (38)             --             (72)
                                           -------------   --------    ------------    ------------    ------------    ------------
     Total nonoperating income (expense)             632        751          (1,711)           (713)         (6,527)         (7,568)
                                           -------------   --------    ------------    ------------    ------------    ------------
Income before income taxes                           632        751           6,539             487          (6,527)          1,882
Income tax expense                                    --         --            (698)           (552)             --          (1,250)
                                           -------------   --------    ------------    ------------    ------------    ------------
Net income (loss)                          $         632   $    751    $      5,841    $        (65)   $     (6,527)   $        632
                                           =============   ========    ============    ============    ============    ============

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                           March 31, 2004 (Unaudited)
                                 (In thousands)

                                               Playboy                                       Non-                         Playboy
                                          Enterprises,   Holdings       Guarantor       Guarantor                    Enterprises,
                                         Inc. (Parent)   (Issuer)    Subsidiaries    Subsidiaries    Eliminations            Inc.
                                         -------------   ---------   ------------    ------------    ------------    ------------
Assets
Cash and cash equivalents                $          --   $      --   $     12,005    $      3,393    $         --    $     15,398
Marketable securities                               --          --          3,687              --              --           3,687
Receivables, net of allowance for
   doubtful accounts                                --          --         38,308           6,374              --          44,682
Receivables from related parties                    --          --         (7,276)          9,152              --           1,876
Inventories, net                                    --          --          9,196           2,533              --          11,729
Deferred subscription acquisition
   costs                                            --          --         12,262              --              --          12,262
Other current assets                                --          --          7,300           2,551              --           9,851
                                         -------------   ---------   ------------    ------------    ------------    ------------
   Total current assets                             --          --         75,482          24,003              --          99,485
                                         -------------   ---------   ------------    ------------    ------------    ------------
Receivables from affiliates                         --     108,028         40,063              --        (148,091)             --
Property and equipment, net                         --          --         10,267           1,514              --          11,781
Long-term receivables                               --          --          2,755              --              --           2,755
Programming costs, net                              --          --         56,528           1,248              --          57,776
Goodwill                                            --          --        111,370             523              --         111,893
Trademarks                                          --          --         54,628              --              --          54,628
Distribution agreements, net of
   accumulated amortization                         --          --         31,935              --              --          31,935
Investment in subsidiaries                     108,717     108,717        (33,954)             --        (183,480)             --
Other noncurrent assets                             --       7,638         15,083              36              --          22,757
                                         -------------   ---------   ------------    ------------    ------------    ------------
Total assets                             $     108,717   $ 224,383   $    364,157    $     27,324    $   (331,571)   $    393,010
                                         =============   =========   ============    ============    ============    ============

Liabilities
Acquisition liabilities                  $          --   $      --   $     12,127    $      1,375    $         --    $     13,502
Accounts payable                                    --         104         13,240           4,674              --          18,018
Accrued salaries, wages and
   employee benefits                                --          --          5,245             226              --           5,471
Deferred revenues                                   --          --         47,116           6,569              --          53,685
Accrued litigation settlement                       --          --          1,000              --              --           1,000
Other liabilities and accrued expenses              --         562         14,696           1,064              --          16,322
                                         -------------   ---------   ------------    ------------    ------------    ------------
   Total current liabilities                        --         666         93,424          13,908              --         107,998
                                         -------------   ---------   ------------    ------------    ------------    ------------
Financing obligations                               --     115,000             --              --              --         115,000
Financing obligations to affiliates                 --          --        108,028          40,063        (148,091)             --
Acquisition liabilities                             --          --         15,960           6,065              --          22,025
Net deferred tax liabilities                        --          --         13,456              --              --          13,456
Accrued litigation settlement                       --          --          1,000              --              --           1,000
Other noncurrent liabilities                        --          --         12,140           1,242              --          13,382
                                         -------------   ---------   ------------    ------------    ------------    ------------
Total liabilities                                   --     115,666        244,008          61,278        (148,091)        272,861
                                         -------------   ---------   ------------    ------------    ------------    ------------
Minority interest                                   --          --         11,432              --              --          11,432

Shareholders' equity                           108,717     108,717        108,717         (33,954)       (183,480)        108,717
                                         -------------   ---------   ------------    ------------    ------------    ------------
Total liabilities and
   shareholders' equity                  $     108,717   $ 224,383   $    364,157    $     27,324    $   (331,571)   $    393,010
                                         =============   =========   ============    ============    ============    ============

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                          December 31, 2003 (Unaudited)
                                 (In thousands)

                                                 Playboy                                       Non-                         Playboy
                                            Enterprises,   Holdings       Guarantor       Guarantor                    Enterprises,
                                           Inc. (Parent)   (Issuer)    Subsidiaries    Subsidiaries    Eliminations            Inc.
                                           -------------   ---------   ------------    ------------    ------------    ------------
Assets
Cash and cash equivalents                  $          --   $      --   $     24,445    $      6,887    $         --    $     31,332
Marketable securities                                 --          --          3,546              --              --           3,546
Receivables, net of allowance for
   doubtful accounts                                  --          --         43,948           8,282              --          52,230
Receivables from related parties                      --          --         (7,277)          8,503              --           1,226
Inventories, net                                      --          --          9,624           2,393              --          12,017
Deferred subscription acquisition
   costs                                              --          --         11,759              --              --          11,759
Other current assets                                  --          --          8,420           1,788              --          10,208
                                           -------------   ---------   ------------    ------------    ------------    ------------
   Total current assets                               --          --         94,465          27,853              --         122,318
                                           -------------   ---------   ------------    ------------    ------------    ------------
Receivables from affiliates                           --     110,843         49,315              --        (160,158)             --
Property and equipment, net                           --          --         10,621           1,399              --          12,020
Programming costs, net                                --          --         56,442             984              --          57,426
Goodwill                                              --          --        111,370             523              --         111,893
Trademarks                                            --          --         58,159              --              --          58,159
Distribution agreements, net of
   accumulated amortization                           --          --         32,170              --              --          32,170
Investment in subsidiaries                       106,636     106,636        (41,990)             --        (171,282)             --
Other noncurrent assets                               --       8,013         16,023              38              --          24,074
                                           -------------   ---------   ------------    ------------    ------------    ------------
Total assets                               $     106,636   $ 225,492   $    386,575    $     30,797    $   (331,440)   $    418,060
                                           =============   =========   ============    ============    ============    ============

Liabilities
Acquisition liabilities                    $          --   $      --   $     13,244    $      2,148    $         --    $     15,392
Accounts payable                                      --         131         17,205           5,563              --          22,899
Accrued salaries, wages and
   employee benefits                                  --          --         11,200             272              --          11,472
Deferred revenues                                     --          --         47,098           6,865              --          53,963
Accrued litigation settlement                         --          --          6,500              --              --           6,500
Other liabilities and accrued expenses                --       3,725         13,896           1,467              --          19,088
                                           -------------   ---------   ------------    ------------    ------------    ------------
   Total current liabilities                          --       3,856        109,143          16,315              --         129,314
                                           -------------   ---------   ------------    ------------    ------------    ------------
Financing obligations                                 --     115,000             --              --              --         115,000
Financing obligations to related parties              --          --        110,843          49,315        (160,158)             --
Acquisition liabilities                               --          --         21,107           5,875              --          26,982
Net deferred tax liabilities                          --          --         13,877              --              --          13,877
Accrued litigation settlement                         --          --          2,000              --              --           2,000
Other noncurrent liabilities                          --          --         11,888           1,282              --          13,170
                                           -------------   ---------   ------------    ------------    ------------    ------------
Total liabilities                                     --     118,856        268,858          72,787        (160,158)        300,343
                                           -------------   ---------   ------------    ------------    ------------    ------------
Minority interest                                     --          --         11,081              --              --          11,081

Shareholders' equity                             106,636     106,636        106,636         (41,990)       (171,282)        106,636
                                           -------------   ---------   ------------    ------------    ------------    ------------
Total liabilities and
   shareholders' equity                    $     106,636   $ 225,492   $    386,575    $     30,797    $   (331,440)   $    418,060
                                           =============   =========   ============    ============    ============    ============

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Quarter Ended March 31, 2004 (Unaudited)
                                         ----------------------------------------------------------------------------------------
                                               Playboy                                        Non-                        Playboy
                                          Enterprises,    Holdings       Guarantor       Guarantor                   Enterprises,
                                         Inc. (Parent)    (Issuer)    Subsidiaries    Subsidiaries    Eliminations           Inc.
                                         -------------    --------    ------------    ------------    ------------   ------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                  $        (351)   $ (6,501)   $     (4,822)   $        452    $         --   $    (11,222)
                                         -------------    --------    ------------    ------------    ------------   ------------
Cash flows from investing activities
Additions to property and equipment                 --          --            (320)           (329)             --           (649)
Other, net                                          --          --             140              --              --            140
                                         -------------    --------    ------------    ------------    ------------   ------------
Net cash used for investing activities              --          --            (180)           (329)             --           (509)
                                         -------------    --------    ------------    ------------    ------------   ------------
Cash flows from financing activities
Payment of acquisition liabilities                  --          --          (3,684)           (835)             --         (4,519)
Proceeds from stock plans                          316          --              --              --              --            316
                                         -------------    --------    ------------    ------------    ------------   ------------
Net cash provided by (used for)
   financing activities                            316          --          (3,684)           (835)             --         (4,203)
                                         -------------    --------    ------------    ------------    ------------   ------------
Net receipts from (payments to)
   subsidiaries                                     35       6,501          (3,754)         (2,782)             --             --
                                         -------------    --------    ------------    ------------    ------------   ------------
Net decrease in cash and
   cash equivalents                                 --          --         (12,440)         (3,494)             --        (15,934)
Cash and cash equivalents
   at beginning of period                           --          --          24,445           6,887              --         31,332
                                         -------------    --------    ------------    ------------    ------------   ------------
Cash and cash equivalents
   at end of period                      $          --    $     --    $     12,005    $      3,393    $         --   $     15,398
                                         =============    ========    ============    ============    ============   ============

                                                                    Quarter Ended March 31, 2003 (Unaudited)
                                         -----------------------------------------------------------------------------------------
                                               Playboy                                         Non-                        Playboy
                                          Enterprises,     Holdings       Guarantor       Guarantor                   Enterprises,
                                         Inc. (Parent)     (Issuer)    Subsidiaries    Subsidiaries    Eliminations           Inc.
                                         -------------    ---------    ------------    ------------    ------------   ------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                  $          --    $  (1,698)   $     (3,057)   $        142    $         --   $     (4,613)
                                         -------------    ---------    ------------    ------------    ------------   ------------
Cash flows from investing activities
Proceeds from disposals                             --           --              36              --              --             36
Additions to property and equipment                 --           --            (508)           (115)             --           (623)
Other, net                                          --           --              (6)              3              --             (3)
                                         -------------    ---------    ------------    ------------    ------------   ------------
Net cash used for investing activities              --           --            (478)           (112)             --           (590)
                                         -------------    ---------    ------------    ------------    ------------   ------------
Cash flows from financing activities
Proceeds from financing obligations                 --      115,000              --              --              --        115,000
Repayment of financing obligations                  --      (65,267)             --            (500)             --        (65,767)
Payment of debt extinguishment
   expenses                                         --         (355)             --              --              --           (355)
Payment of acquisition liabilities                  --           --         (13,145)         (1,074)             --        (14,219)
Payment of deferred financing fees                  --       (6,370)             --              --              --         (6,370)
Other, net                                          22           --              --              --              --             22
                                         -------------    ---------    ------------    ------------    ------------   ------------
Net cash provided by (used for)
   financing activities                             22       43,008         (13,145)         (1,574)             --         28,311
                                         -------------    ---------    ------------    ------------    ------------   ------------
Net receipts from (payments to)
   subsidiaries                                    (22)     (41,310)         41,533            (201)             --             --
                                         -------------    ---------    ------------    ------------    ------------   ------------
Net increase (decrease) in cash
   and cash equivalents                             --           --          24,853          (1,745)             --         23,108
Cash and cash equivalents
   at beginning of period                           --           --          (1,908)          6,026              --          4,118
                                         -------------    ---------    ------------    ------------    ------------   ------------
Cash and cash equivalents
   at end of period                      $          --    $      --    $     22,945    $      4,281    $         --   $     27,226
                                         =============    =========    ============    ============    ============   ============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table represents our results of operations (in millions, except per share amounts):

                                              Quarters Ended
                                                 March 31,
                                             ----------------
                                               2004      2003
                                             ------    ------

Net revenues
Entertainment
   Domestic TV networks                      $ 24.4    $ 23.4
   International TV                             9.9       8.5
   Worldwide DVD/home video                     1.1       1.1
   Other                                        0.1       0.2
                                             ------    ------
   Total Entertainment                         35.5      33.2
                                             ------    ------
Publishing
   Playboy magazine
     Subscription                              13.4      12.4
     Newsstand                                  4.3       2.6
     Advertising                                7.7       7.4
   Other domestic publishing                    2.7       2.9
   International publishing                     1.6       1.3
                                             ------    ------
   Total Publishing                            29.7      26.6
                                             ------    ------
Online
   Subscriptions                                5.2       4.1
   E-commerce                                   4.8       3.9
   Other                                        1.0       1.3
                                             ------    ------
   Total Online                                11.0       9.3
                                             ------    ------
Licensing
   International licensing                      3.2       1.8
   Domestic licensing                           0.8       0.9
   Entertainment licensing                      0.5       0.3
   Artwork sales                                 --       1.9
   Marketing events                             0.2       0.3
                                             ------    ------
   Total Licensing                              4.7       5.2
                                             ------    ------
Total net revenues                           $ 80.9    $ 74.3
                                             ======    ======
Net income
Entertainment
   Before programming expense                $ 16.7    $ 17.5
   Programming expense                        (10.3)     (9.5)
                                             ------    ------
   Total Entertainment                          6.4       8.0
                                             ------    ------
Publishing                                      1.9       0.5
                                             ------    ------
Online                                          1.2       0.3
                                             ------    ------
Licensing                                       2.6       3.6
                                             ------    ------
Corporate Administration and Promotion         (4.6)     (2.9)
                                             ------    ------
Operating income                                7.5       9.5
                                             ------    ------
Nonoperating income (expense)
   Investment income                            0.1       0.1
   Interest expense                            (4.2)     (3.6)
   Amortization of deferred financing fees     (0.4)     (0.3)
   Minority interest                           (0.4)     (0.4)
   Debt extinguishment expenses                  --      (3.3)
   Other, net                                  (0.4)     (0.1)
                                             ------    ------
Total nonoperating expense                     (5.3)     (7.6)
                                             ------    ------
Income before income taxes                      2.2       1.9
Income tax expense                             (0.3)     (1.3)
                                             ------    ------
Net income                                   $  1.9    $  0.6
                                             ======    ======
Basic and diluted EPS                        $ 0.06    $ 0.02
                                             ======    ======

      Our revenues increased approximately 9% for the quarter primarily due to higher revenues in each of our groups except Licensing, which experienced an expected decrease due to the sale of a Salvador Dali painting in the prior year quarter.

      Operating income decreased for the quarter due to an increase in corporate administration and promotion expenses coupled with higher programming amortization, as well as the absence in the current quarter of the sale of original art that occurred in the prior year quarter. The impact of these factors was partially offset by increased income from Playboy magazine, online subscriptions and e-commerce.

      The net loss for the prior year quarter included $3.3 million of debt extinguishment expenses in connection with financing obligations, which were paid upon completion of our debt offering in the first quarter of 2003.

      Several of our businesses can experience variations in quarterly performance. As a result, our performance in any quarter is not necessarily reflective of full-year or longer-term trends. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate additional public interest. Advertising revenues also vary from quarter to quarter depending on economic conditions, holiday issues and changes in advertising buying patterns. Online subscription revenues and operating results are impacted by decreased Internet traffic during the summer months, and e-commerce revenues and operating results are typically impacted by the holiday buying season.

ENTERTAINMENT GROUP

      Revenues from our domestic TV networks business increased $1.0 million, or 4%, for the quarter. The increase was due to increased video on demand, or VOD, revenues due to the launch of several new systems by existing operators. Satellite direct-to-home, or DTH, revenues also increased due primarily to greater home access as well as an increase in the retail rates in some systems. Renting our studio facility and providing various related services to third parties also contributed favorably to revenues. These revenue increases were partially offset by decreases in cable revenues, which we believe are due in part to shifts in demand to satellite and VOD.

      Revenues from our international TV business increased $1.4 million, or 17%, for the quarter due primarily to higher revenues in the U.K.

      The group's segment income prior to programming amortization decreased $0.8 million as the increase in revenues was more than offset by planned increases in revenue-related expenses, including marketing, combined with higher than normal legal and technology costs.

      The programming amortization increased $0.8 million from the prior year quarter. We continue to expect our programming amortization to be approximately $42 million for the year, up less than 4% from last year, and our programming cash expenditures to be approximately $46 million for the year, up less than 5% from 2003.

PUBLISHING GROUP

      Playboy magazine revenues increased $3.0 million, or 13%. Newsstand revenues were $1.7 million higher largely due to a 39% increase in the number of U.S. and Canadian newsstand copies sold due to three celebrity issues in the quarter, including the Jaime Pressly, Torrie Wilson/Sable and Rachel Hunter issues, which we sold at a higher cover price. Subscription revenues increased $1.0 million primarily due to increased revenues from direct-to-publisher subscriptions in the quarter and a favorable adjustment for paid subscriptions that will not be served. Advertising revenues increased $0.3 million due to a 3.5% increase in ad pages and a slight increase in net revenue per page. Ad sales for the 2004 second quarter magazine issues are closed, and we expect to report 15% higher ad revenues and 19% more ad pages compared to the 2003 second quarter.

      Revenues from our other domestic publishing businesses decreased $0.2 million, or 9%, primarily due to a 14% decrease in the number of newsstand copies of special editions sold, partially offset by revenues from royalties from two books: Playboy: 50 Years: The Photographs and Playboy Bartender's Guide.

      International publishing revenues increased $0.3 million, or 24%, primarily due to higher revenues from the Brazilian edition.

      The group's segment income increased $1.4 million, which was attributable to the higher revenues, partially offset by higher magazine editorial costs related to the celebrity pictorials.

ONLINE GROUP

      The Online Group's revenues increased $1.7 million, or 19%. Subscription revenues increased $1.1 million, or 28%, due primarily to an increase in our revenues per subscriber as customers are choosing additional higher priced offerings, as well as an increase in total subscribers. Increased email campaigns and special offers combined with increased catalog circulation helped improve e-commerce revenues by $0.9 million. The group's segment income increased $0.9 million, which was attributable to the higher revenues, partially offset by increases in the related costs and expenses.

LICENSING GROUP

      Licensing Group revenues decreased $0.5 million, as an increase in international revenues of $1.4 million, due to higher royalties from existing licenses in Japan, Western Europe and Southeast Asia, as well as several new licensing arrangements, was more than offset by the sale in the prior year quarter of an original painting by Salvador Dali for $1.9 million. Segment income from our Licensing Group decreased $1.0 million primarily due to the revenue decrease stated above combined with an increase in international revenue-related expenses. In the first quarter, we sold our Sarah Coventry trademarks and service marks for their approximate book value, pursuant to an agreement under which we will receive payments over a period not to exceed ten years.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses increased $1.7 million, or 58%, for the quarter due to unusually low expenses in a number of areas in the prior year quarter combined with higher benefit plan and variable compensation costs in the current year.

INCOME TAX EXPENSE

      Our income tax provision consists primarily of foreign income tax related to our international networks and withholding tax on licensing income for which we do not receive a current U.S. income tax benefit. The tax provision also includes non-cash deferred federal and state income tax related to the amortization of goodwill and other indefinite-lived intangibles, for which we had previously provided valuation allowances for the related deferred tax benefits. The tax provision for the first quarter of 2004 reflects a benefit of approximately $1.0 million from the reversal of deferred income taxes provided in prior periods relating to the tax amortization of the Sarah Coventry trademarks and service marks, which we sold in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2004, we had $15.4 million in cash and cash equivalents compared to $31.3 million in cash and cash equivalents at December 31, 2003. Total financing obligations were $115.0 million at both March 31, 2004 and December 31, 2003.

      At March 31, 2004, our liquidity requirements were being provided by the cash generated from our March 2003 offering of $115.0 million in aggregate principal amount of 11.00% senior secured notes due 2010, through Holdings, one of our wholly-owned subsidiaries. In addition, we have a $20.0 million revolving credit facility. At March 31, 2004, there were no borrowings and $9.6 million in letters of credit outstanding under this facility.

      On April 26, 2004, we completed a public offering of 6,021,340 Class B shares at $12.69 per share, before underwriting discounts. Included in this offering were 4,385,392 shares sold by Playboy, 1,485,948 shares sold by Hugh Hefner and 150,000 shares sold by Christie Hefner. Playboy's shares included 3,600,000 initial shares, plus an additional 785,392 shares due to the underwriters' exercise of the over-allotment option. The shares sold by Mr. Hefner consisted of all of the shares of Class B common stock he received upon conversion of all of the outstanding shares of Playboy Preferred Stock at the time of the offering.

      Net proceeds to us from the sale of our shares were approximately $51.8 million. We intend to use approximately $38.9 million of the net proceeds to redeem $35.0 million in aggregate principal amount of the outstanding senior secured notes, and pay approximately $0.5 million of accrued and unpaid interest through the date of redemption. We will also use approximately $0.7 million of the net proceeds to pay accrued and unpaid dividends on the Playboy Preferred Stock up to the time of conversion. The balance of the net proceeds will be used for general corporate purposes. As a result of the redemption of the senior secured notes, we expect to incur second quarter charges of approximately $3.9 million for the bond redemption premium and approximately $2.1 million for the write-off of the related deferred financing costs.

DEBT FINANCINGS

      On March 11, 2003, we completed the offering of $115.0 million in aggregate principal amount of senior secured notes of Holdings. On September 17, 2003, the senior secured notes were exchanged for new registered senior secured notes. The form and terms of the new senior secured notes are identical in all material respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the form and terms of the old notes. The senior secured notes mature on March 15, 2010 and bear interest at the rate of 11.00% per annum, with interest payable on March 15th and September 15th of each year, beginning September 15, 2003.

      Under the terms of the indenture governing the notes, we have the right to redeem up to 35% of the original $115.0 in aggregate principal amount of the notes, or $40.25 million, at a redemption price of 111.0% of the principal amount of the notes redeemed, plus accrued and unpaid interest, with the net cash proceeds from a qualifying equity offering. With the proceeds of our recently completed stock offering, we intend to redeem $35.0 million in aggregate principal amount of the outstanding notes and pay approximately $0.5 million of accrued and unpaid interest through the date of redemption. We anticipate that the redemption will occur on or about June 11, 2004, at which time our financing obligations will decrease to $80.0 million.

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

      In order to issue the Playboy Preferred Stock, we were required to amend our certificate of incorporation to authorize the issuance, which we refer to as the certificate amendment. In accordance with applicable law, Mr. Hefner, the holder of more than a majority of our outstanding Class A voting common stock, approved the certificate amendment by written consent. As a result, on May 1, 2003, we filed an amendment to our certificate of incorporation and exchanged the Holdings Series A Preferred Stock plus accumulated dividends for 1,122,209 shares of Playboy Class B stock and exchanged the Holdings Series B Preferred Stock for 1,674 shares of Playboy Preferred Stock with an aggregate stated value of $16.7 million. The Playboy Preferred Stock accrues dividends at a rate of 8.00% per annum, which are paid semi-annually.

      The Playboy Preferred Stock was convertible at the option of Mr. Hefner, the holder, into shares of our Class B stock at a conversion price of $11.2625, which is equal to 125% of the weighted average closing price of our Class B stock over the 90-day period prior to the exchange of Holdings Series B Preferred Stock for Playboy Preferred Stock.

      On April 26, 2004, Mr. Hefner converted his $16.7 million of Playboy Preferred Stock into 1,485,948 shares of our Class B stock and sold these shares as part of our public equity offering on April 26, 2004. Mr. Hefner chose not to sell the 1,122,209 shares that he had previously received in exchange for his Holdings Series A Preferred Stock, as had been contemplated in our February 11, 2004 registration statement.

CALIFA ACQUISITION

      The Califa acquisition agreement gave us the option of paying up to $71 million of the purchase price in cash or Class B stock through 2007. We have notified the sellers that the base consideration of $7.0 million and the performance-based payment of $7.0 million that are due in 2004 will be paid in cash. Under the terms of the agreement, the performance-based payment was paid in full on March 1, 2004 and the base consideration will be paid in two equal installments of $3.5 million on May 3, 2004 and November 1, 2004.

CASH FLOWS USED FOR OPERATING ACTIVITIES

      Net cash used for operating activities was $11.2 million, which represents an increase of $6.6 million from the prior year quarter, primarily due to the payment of $6.5 million of the Logix settlement.

CASH FLOWS USED FOR FINANCING ACTIVITIES

      Net cash used for financing activities was $4.2 million for the quarter principally due to the payment of $4.5 million of Califa acquisition liabilities.

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

(10) Our television and Internet businesses' reliance on third parties for technology and distribution, and any changes in that technology and/or unforeseen delays in its implementation which might affect our plans and assumptions;

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Effective with the refinancing of our financing obligations, which occurred on March 11, 2003, we no longer have any floating interest rate exposure. All of our current debt is represented by the senior secured notes, which are fixed rate obligations. Therefore, the fair value of the $115.0 million senior secured notes will be influenced by changes in market rates and our credit quality. At March 31, 2004, the notes were trading above par for an implied fair value of $132.8 million.

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

                                LEGAL PROCEEDINGS

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998 due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of approximately $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and approximately $0.3 million for lost profits, respectively, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we are vigorously pursuing an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $7.7 million (which represents the amount of the judgment, costs and estimated pre- and post-judgment interest) in connection with the appeal. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained. In accordance with Statement of Financial Accounting Standards, or Statement, 5, Accounting for Contingencies, no liability has been accrued.

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

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number                            Description
--------------                            -----------

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      On February 11, 2004, we furnished a Current Report on Form 8-K, dated February 11, 2004, under Item 12., attaching our press release announcing our financial results for the fourth quarter and year ending December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PLAYBOY ENTERPRISES, INC.
                                                     (Registrant)

Date:     May 7, 2004                         By /s/Linda Havard
                                                 ---------------
                                                    Linda G. Havard
                                                    Executive Vice President,
                                                    Finance and Operations,
                                                    and Chief Financial Officer
                                                    (Authorized Officer and
                                                    Principal Financial and
                                                    Accounting Officer)