Form 10-Q
period 2004-06-30
PLAYBOY ENTERPRISES INC
filed 2004-08-09
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

      At July 31, 2004, there were 4,864,102 shares of Class A common stock, par value $0.01 per share, and 28,532,052 shares of Class B common stock, par value $0.01 per share, outstanding.

                           PLAYBOY ENTERPRISES, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

             Condensed Consolidated Statements of Operations and
             Comprehensive Loss for the Quarters Ended June 30,
             2004 and 2003 (Unaudited)                                         3

             Condensed Consolidated Statements of Operations and
             Comprehensive Income (Loss) for the Six Months Ended
             June 30, 2004 and 2003 (Unaudited)                                4

             Condensed Consolidated Balance Sheets at June 30,
             2004 (Unaudited) and December 31, 2003                            5

             Condensed Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 2004 and 2003 (Unaudited)               6

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                       7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   16

Item 3. Quantitative and Qualitative Disclosures About Market Risk            22

Item 4. Controls and Procedures                                               22

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                     22

Item 4. Submission of Matters to a Vote of Security Holders                   24

Item 6. Exhibits and Reports on Form 8-K                                      25

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                   for the Quarters Ended June 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                              2004         2003
--------------------------------------------------------------------------------
Net revenues                                              $ 78,717     $ 75,971
--------------------------------------------------------------------------------
Costs and expenses
    Cost of sales                                          (61,444)     (56,229)
    Selling and administrative expenses                    (14,112)     (14,224)
--------------------------------------------------------------------------------
       Total costs and expenses                            (75,556)     (70,453)
--------------------------------------------------------------------------------
Gain on disposal                                                 2           --
--------------------------------------------------------------------------------
Operating income                                             3,163        5,518
--------------------------------------------------------------------------------
Nonoperating income (expense)
    Investment income                                          133          113
    Interest expense                                        (3,651)      (4,216)
    Amortization of deferred financing fees                   (357)        (372)
    Minority interest                                         (351)        (512)
    Debt extinguishment expenses                            (5,908)          (1)
    Other, net                                                (238)        (350)
--------------------------------------------------------------------------------
       Total nonoperating expense                          (10,372)      (5,338)
--------------------------------------------------------------------------------
Income (loss) before income taxes                           (7,209)         180
Income tax expense                                          (1,082)      (1,085)
--------------------------------------------------------------------------------
Net loss                                                    (8,291)        (905)
--------------------------------------------------------------------------------

Other comprehensive income (loss)
    Unrealized gain (loss) on marketable securities            (25)         417
    Unrealized gain (loss) on derivatives                       65          (10)
    Foreign currency translation adjustments                   112         (391)
--------------------------------------------------------------------------------
       Total other comprehensive income                        152           16
--------------------------------------------------------------------------------
Comprehensive loss                                        $ (8,139)    $   (889)
================================================================================

Net loss                                                  $ (8,291)    $   (905)
Dividend requirements of preferred stock                       (93)        (223)
--------------------------------------------------------------------------------
Net loss applicable to common shareholders                $ (8,384)    $ (1,128)
================================================================================

Basic and diluted weighted average number
    of common shares outstanding                            32,098       27,051
================================================================================

Basic and diluted loss per common share                   $  (0.26)    $  (0.04)
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

                                                            2004           2003
--------------------------------------------------------------------------------
Net revenues                                           $ 159,587      $ 150,252
--------------------------------------------------------------------------------
Costs and expenses
    Cost of sales                                       (120,428)      (108,530)
    Selling and administrative expenses                  (28,546)       (26,754)
--------------------------------------------------------------------------------
       Total costs and expenses                         (148,974)      (135,284)
--------------------------------------------------------------------------------
Gain on disposal                                               2             --
--------------------------------------------------------------------------------
Operating income                                          10,615         14,968
--------------------------------------------------------------------------------
Nonoperating income (expense)
    Investment income                                        223            169
    Interest expense                                      (7,809)        (7,778)
    Amortization of deferred financing fees                 (732)          (647)
    Minority interest                                       (702)          (964)
    Debt extinguishment expenses                          (5,908)        (3,264)
    Other, net                                              (697)          (422)
--------------------------------------------------------------------------------
       Total nonoperating expense                        (15,625)       (12,906)
--------------------------------------------------------------------------------
Income (loss) before income taxes                         (5,010)         2,062
Income tax expense                                        (1,393)        (2,335)
--------------------------------------------------------------------------------
Net loss                                                  (6,403)          (273)
--------------------------------------------------------------------------------

Other comprehensive income (loss)
    Unrealized gain on marketable securities                 107            262
    Unrealized gain on derivatives                            37            599
    Foreign currency translation adjustments                (308)          (238)
--------------------------------------------------------------------------------
       Total other comprehensive income (loss)              (164)           623
--------------------------------------------------------------------------------
Comprehensive income (loss)                            $  (6,567)     $     350
================================================================================

Net loss                                               $  (6,403)     $    (273)
Dividend requirements of preferred stock                    (428)          (223)
--------------------------------------------------------------------------------
Net loss applicable to common shareholders             $  (6,831)     $    (496)
================================================================================

Basic and diluted weighted average number
    of common shares outstanding                          29,788         26,605
================================================================================

Basic and diluted loss per common share                $   (0.23)     $   (0.02)
================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                        (Unaudited)
                                                                           June 30,        Dec. 31,
                                                                               2004            2003
---------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                 $  30,733       $  31,332
Marketable securities                                                         3,672           3,546
Receivables, net of allowance for doubtful accounts of
    $4,677 and $4,364, respectively                                          42,291          52,230
Receivables from related parties                                              2,291           1,226
Inventories, net                                                             13,040          12,017
Deferred subscription acquisition costs                                      11,277          11,759
Other current assets                                                          8,330          10,208
---------------------------------------------------------------------------------------------------
    Total current assets                                                    111,634         122,318
---------------------------------------------------------------------------------------------------
Property and equipment, net                                                  11,617          12,020
Long-term receivables                                                         2,755              --
Programming costs, net                                                       57,913          57,426
Goodwill                                                                    111,893         111,893
Trademarks                                                                   55,385          58,159
Distribution agreements, net of accumulated amortization
    of $1,333 and $970, respectively                                         31,807          32,170
Other noncurrent assets                                                      19,623          24,074
---------------------------------------------------------------------------------------------------
Total assets                                                              $ 402,627       $ 418,060
===================================================================================================

Liabilities
Acquisition liabilities                                                   $  10,545       $  15,392
Accounts payable                                                             21,652          22,899
Accrued salaries, wages and employee benefits                                 7,252          11,472
Deferred revenues                                                            50,830          53,963
Accrued litigation settlement                                                 1,000           6,500
Other liabilities and accrued expenses                                       17,809          19,088
---------------------------------------------------------------------------------------------------
    Total current liabilities                                               109,088         129,314
---------------------------------------------------------------------------------------------------
Financing obligations                                                        80,000         115,000
Acquisition liabilities, less current portion                                22,095          26,982
Net deferred tax liabilities                                                 13,981          13,877
Accrued litigation settlement, less current portion                           1,000           2,000
Other noncurrent liabilities                                                 12,992          13,170
---------------------------------------------------------------------------------------------------
    Total liabilities                                                       239,156         300,343
---------------------------------------------------------------------------------------------------
Minority interest                                                            11,783          11,081

Shareholders' equity
Preferred stock, $10,000 par value - 10,000,000 shares authorized;
    0 and 1,674 issued, respectively                                             --          16,959
Common stock, $0.01 par value
    Class A voting - 7,500,000 shares authorized; 4,864,102 issued               49              49
    Class B nonvoting - 75,000,000 and 30,000,000 shares authorized,
      respectively; 28,529,559 and 22,579,363 issued, respectively              285             226
Capital in excess of par value                                              222,278         152,969
Accumulated deficit                                                         (69,341)        (62,510)
Unearned compensation - restricted stock                                       (362)             --
Accumulated other comprehensive loss                                         (1,221)         (1,057)
---------------------------------------------------------------------------------------------------
    Total shareholders' equity                                              151,688         106,636
---------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                $ 402,627       $ 418,060
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

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the Six Months Ended June 30 (Unaudited)
                                 (In thousands)

                                                                    2004          2003
--------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                        $ (6,403)    $    (273)
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
    Depreciation of property and equipment                         1,624         2,154
    Amortization of intangible assets                              1,264         3,278
    Amortization of investments in entertainment programming      21,504        19,549
    Amortization of deferred financing fees                          732           647
    Debt extinguishment expenses                                   5,908         3,264
    Deferred income taxes                                             40            69
    Net change in operating assets and liabilities                  (412)       (5,239)
    Investments in entertainment programming                     (23,121)      (22,967)
    Litigation settlement                                         (6,500)           --
    Other, net                                                       923           920
--------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities              (4,441)        1,402
--------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                                              150           116
Additions to property and equipment                               (1,450)       (1,108)
Other, net                                                           201            (2)
--------------------------------------------------------------------------------------
Net cash used for investing activities                            (1,099)         (994)
--------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                   --       115,000
Proceeds from public equity offering                              51,858            --
Repayment of financing obligations                               (35,000)      (65,767)
Payment of debt extinguishment expenses                           (3,850)         (356)
Payment of acquisition liabilities                                (7,801)      (14,219)
Payment of deferred financing fees                                    --        (6,909)
Payment of preferred stock dividends                                (651)           --
Proceeds from stock plans                                            385           147
--------------------------------------------------------------------------------------
Net cash provided by financing activities                          4,941        27,896
--------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (599)       28,304
Cash and cash equivalents at beginning of period                  31,332         4,118
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 30,733     $  32,422
======================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(A) BASIS OF PREPARATION

      Playboy Enterprises, Inc., together with its subsidiaries and predecessors, will be referred to in this Quarterly Report on Form 10-Q by terms such as "we," "us," "our," "Playboy" and the "Company" unless the context otherwise requires. The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring and other adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

(B) RESTRUCTURING EXPENSES

      In 2004, we made cash payments of $0.9 million on our 2002 and 2001 restructuring plans. Approximately $8.0 million of the total restructuring charges of $10.3 million for those plans, net of non-cash adjustments, has been paid as of June 30, 2004 with most of the remainder to be paid in 2004, although some payments will continue through 2007.

      Our 2002 restructuring initiative to reduce our ongoing operating expenses resulted in a $5.7 million charge, of which $2.9 million related to workforce reductions and $2.8 million related to consolidation of our office space. Our 2001 restructuring plan resulted in a $4.6 million charge, of which $2.6 million related to workforce reductions and $2.0 million related to excess office space. In 2003, we recorded adjustments of $0.3 million related to these charges. In the second quarter of 2004, we recorded additional charges of $0.2 million to the 2001 plan and reversed $0.2 million related to the 2002 plan as a result of changes in assumptions related to the consolidation of facilities and operations.

The following table displays the activity and balances of the restructuring reserve for the year ended December 31, 2003 and the six months ended June 30, 2004 (in thousands):

                                                   Consolidation
                                   Workforce   of Facilities and
                                   Reduction          Operations         Total
------------------------------------------------------------------------------
Balance at December 31, 2002         $ 2,772             $ 3,805       $ 6,577
Adjustment to previous estimate         (168)                518           350
Cash payments                         (1,974)             (1,760)       (3,734)
------------------------------------------------------------------------------
Balance at December 31, 2003             630               2,563         3,193
Cash payments                           (335)               (589)         (924)
------------------------------------------------------------------------------
Balance at June 30, 2004             $   295             $ 1,974       $ 2,269
==============================================================================

(C) EARNINGS PER COMMON SHARE

The following table represents the approximate number of shares related to options to purchase our Class B common stock, or Class B stock, and Class B restricted stock awards that were outstanding which were not included in the computation of diluted EPS as the inclusion of these shares would have been antidilutive (in thousands):

                                           Quarters Ended       Six Months Ended
                                              June 30,              June 30,
                                          ----------------      ----------------
                                           2004       2003       2004       2003
--------------------------------------------------------------------------------
Stock options                             3,324      2,450      2,323      2,805
Convertible preferred stock                  --      1,507         --      1,507
Restricted stock awards                     188         --        189         --
--------------------------------------------------------------------------------
Total                                     3,512      3,957      2,512      4,312
================================================================================

      On May 1, 2003, $10.0 million of PEI Holdings, Inc., or Holdings, Series A Preferred Stock held by Hugh M. Hefner, our Editor-in-Chief, along with accumulated dividends of $0.1 million, were exchanged for 1,122,209 shares of Playboy Class B stock.

      On April 26, 2004, we completed a public offering of 6,021,340 shares of our Class B stock. Included in this offering were 1,485,948 shares sold by Mr. Hefner. The shares sold by Mr. Hefner consisted of all of the shares of Class B common stock he received upon conversion of all of the outstanding shares of Playboy Series A convertible preferred stock, which we refer to as the Playboy Preferred Stock, at the time of the offering. See Note (J) Public Equity Offering for additional information.

(D) INVENTORIES, NET

Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                         June 30,       Dec. 31,
                                                             2004           2003
--------------------------------------------------------------------------------
Paper                                                     $ 2,500        $ 2,613
Editorial and other prepublication costs                    7,228          6,082
Merchandise finished goods                                  3,312          3,322
--------------------------------------------------------------------------------
Total inventories, net                                    $13,040        $12,017
================================================================================

(E) FINANCING OBLIGATIONS

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

      Under the terms of the indenture governing the notes, at any time prior to March 15, 2006, we have the right to redeem up to 35% of the original $115.0 million in aggregate principal amount of the notes, or $40.25 million, at a redemption price of 111.0% of the principal amount of the notes redeemed, plus accrued and unpaid interest, with the net cash proceeds from a qualifying equity offering. On June 11, 2004, we used the proceeds of our equity offering, more fully described in Note (J) Public Equity Offering, to redeem $35.0 million in aggregate principal amount of the outstanding notes, which reduced our financing obligations to $80.0 million as of June 30, 2004. We paid a redemption premium of $3.9 million as well as accrued and unpaid interest of $0.9 million related to the redeemed principal amount. We also recorded a charge of $2.0 million to write off the related deferred financing costs.

(F) INCOME TAXES

      Our income tax provision consists primarily of foreign income tax related to our international networks and withholding tax on licensing income for which we do not receive a current U.S. income tax benefit. The tax provision also includes deferred federal and state income tax related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities. The tax provision for the six months ended June 30, 2004 reflects a benefit of approximately $1.0 million from the reversal of deferred income taxes provided in prior periods relating to the tax amortization of the Sarah Coventry trademarks and service marks, which we sold in the first quarter.

(G) CONTINGENCIES

      In 2002, a $4.4 million verdict was entered against us by a state trial court in Texas in a lawsuit with a former publishing licensee. We terminated the license in 1998 due to the licensee's failure to pay royalties and other amounts due to us under the license agreement. We have posted a bond in the amount of $7.7 million, which represents the amount of the judgment, costs and estimated pre- and post-judgment interest. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained and have not recorded a liability for this case in accordance with Statement of Financial Accounting Standards, or Statement, 5, Accounting for Contingencies. We are currently pursuing an appeal.

      In the fourth quarter of 2003, we recorded $8.5 million related to the settlement of the Logix litigation, which related to events prior to our 1999 acquisition of Spice. We made a payment of $6.5 million in February 2004 and will make payments of $1.0 million each in 2005 and 2006.

(H) STOCK-BASED COMPENSATION

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and disclose pro forma information as provided by Statement 123, Accounting for Stock Based Compensation as amended by Statement 148, Accounting for Stock Based Compensation - Transition and Disclosure.

Pro forma net loss and net loss per common share, presented below (in thousands, except per share amounts), were determined as if we had accounted for our stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using an option pricing model. Such models require the input of highly subjective assumptions including the expected volatility of the stock price. For pro forma disclosures, the options' estimated fair value was amortized over their vesting period. No stock-based employee compensation expense is recognized because all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the grant date. If we accounted for our employee stock options under Statement 123, compensation expense would have increased $0.7 million and $1.4 million for the quarter and six-month period ended June 30, 2004. As a result of the cancellation of a significant number of stock options during the prior year quarter, compensation expense under Statement 123 would have decreased $0.3 million and increased $0.7 million for the quarter and six-month period ended June 30, 2003, respectively.

                                  Quarters Ended            Six Months Ended
                                     June 30,                   June 30,
                              ---------------------     -----------------------
                                  2004         2003          2004          2003
-------------------------------------------------------------------------------
Net loss
   As reported                $ (8,291)    $   (905)    $  (6,403)    $    (273)
   Pro forma                    (8,944)        (565)       (7,805)         (990)

Basic and diluted EPS
   As reported                $  (0.26)    $  (0.04)    $   (0.23)    $   (0.02)
   Pro forma                     (0.28)       (0.03)        (0.28)        (0.05)
-------------------------------------------------------------------------------

(I) SEGMENT INFORMATION

The following table represents financial information by reportable segment (in thousands):

                                               Quarters Ended            Six Months Ended
                                                  June 30,                   June 30,
                                           ---------------------     -----------------------
                                               2004         2003          2004          2003
--------------------------------------------------------------------------------------------
Net revenues
Entertainment                              $ 33,831     $ 33,758     $  69,302     $  66,961
Publishing                                   29,093       28,804        58,770        55,438
Online                                        9,589        8,311        20,562        17,551
Licensing                                     6,204        5,098        10,953        10,302
--------------------------------------------------------------------------------------------
Total                                      $ 78,717     $ 75,971     $ 159,587     $ 150,252
============================================================================================
Income (loss) before income taxes
Entertainment                              $  2,340     $  6,526     $   8,740     $  14,478
Publishing                                    2,065        1,402         3,964         1,909
Online                                          761          104         1,914           424
Licensing                                     2,379        1,343         4,950         4,914
Corporate Administration and Promotion       (4,384)      (3,857)       (8,955)       (6,757)
Gain on disposal                                  2           --             2            --
Investment income                               133          113           223           169
Interest expense                             (3,651)      (4,216)       (7,809)       (7,778)
Amortization of deferred financing fees        (357)        (372)         (732)         (647)
Minority interest                              (351)        (512)         (702)         (964)
Debt extinguishment expenses                 (5,908)          (1)       (5,908)       (3,264)
Other, net                                     (238)        (350)         (697)         (422)
--------------------------------------------------------------------------------------------
Total                                      $ (7,209)    $    180     $  (5,010)    $   2,062
============================================================================================

                                                        June 30,        Dec. 31,
                                                            2004            2003
--------------------------------------------------------------------------------
Identifiable assets
Entertainment                                           $263,926        $265,056
Publishing                                                40,861          48,462
Online                                                     5,727           5,493
Licensing                                                  6,798           8,199
Corporate Administration and Promotion                    85,315          90,850
--------------------------------------------------------------------------------
Total                                                   $402,627        $418,060
================================================================================

(J) PUBLIC EQUITY OFFERING

      On April 26, 2004, we completed a public offering of 6,021,340 Class B shares at $12.69 per share, before underwriting discounts. Included in this offering were 4,385,392 shares sold by Playboy, 1,485,948 shares sold by Hugh Hefner, and 150,000 shares sold by Christie Hefner, our Chairman and Chief Executive Officer. Playboy's shares included 3,600,000 initial shares, plus an additional 785,392 shares due to the underwriters' exercise of their over-allotment option. The shares sold by Mr. Hefner consisted of all of the shares of Class B stock he received upon conversion, at the time of the offering, of all of the outstanding shares of Playboy Preferred Stock.

      Net proceeds to us from the sale of our shares were approximately $51.9 million. On June 11, 2004, we used $39.8 million of the net proceeds of this sale to redeem $35.0 million in aggregate principal of the outstanding 11.00% senior secured notes due 2010, which included a $3.9 million bond redemption premium and accrued and unpaid interest of $0.9 million. We used approximately $0.7 million of net proceeds to pay accrued and unpaid dividends on the Playboy Preferred Stock up to the time of conversion. The balance of the net proceeds will be used for general corporate purposes.

(K) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      The payment obligations under the 11% senior secured notes due 2010 are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by us and by substantially all of our domestic subsidiaries, referred to as the guarantors, excluding Playboy.com and its subsidiaries. All of our remaining subsidiaries, referred to as the nonguarantors, are wholly-owned by the guarantors except for Playboy.com and its subsidiaries, which are majority-owned subsidiaries. The following supplemental Condensed Consolidating Statements of Operations for the quarters and six months ended June 30, 2004 and 2003, the Condensed Consolidating Balance Sheets at June 30, 2004 and December 31, 2003 and the Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2004 and 2003, present financial information for (a) us (carrying our investment in Holdings under the equity method), (b) Holdings, the issuer of the 11% senior secured notes due 2010 (carrying its investment in the guarantors under the equity method), (c) on a combined basis, the guarantors (carrying any investment in nonguarantors under the equity method) and (d) on a combined basis, the nonguarantors. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the guarantors are not material to investors. In general, Holdings has entered into third-party borrowings and financed its subsidiaries via intercompany accounts. All intercompany activity has been included as "Net receipts from (payments to) subsidiaries" in the Condensed Consolidating Statements of Cash Flows. In certain cases, taxes have been calculated on the basis of a group position that includes both guarantors and nonguarantors. In such cases, the taxes have been allocated to individual legal entities based upon each legal entity's actual contribution to the tax provision.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                     Quarter Ended June 30, 2004 (Unaudited)
                                           ----------------------------------------------------------------------------------------
                                                 Playboy                                         Non-                       Playboy
                                            Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                           Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                    $     --       $     --       $ 62,139       $ 20,108       $ (3,530)      $ 78,717
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                      --             --        (50,119)       (14,855)         3,530        (61,444)
   Selling and administrative expenses                --             --        (11,392)        (2,720)            --        (14,112)
   Restructuring expenses                             --             --             31            (31)            --             --
-----------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                        --             --        (61,480)       (17,606)         3,530        (75,556)
-----------------------------------------------------------------------------------------------------------------------------------
Gain on disposal                                      --             --              2             --             --              2
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                      --             --            661          2,502             --          3,163
-----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                  --             --            141             10            (18)           133
   Interest expense                                   --         (2,961)          (691)           (17)            18         (3,651)
   Amortization of deferred
      financing fees                                  --           (357)            --             --             --           (357)
   Minority interest                                (351)            --             --             --             --           (351)
   Debt extinguishment expenses                       --         (5,908)            --             --             --         (5,908)
   Equity income (loss) from subsidiaries         (7,940)         1,391          2,265             --          4,284             --
   Other, net                                         --           (105)           (88)           (45)            --           (238)
-----------------------------------------------------------------------------------------------------------------------------------
      Total nonoperating income (expense)         (8,291)        (7,940)         1,627            (52)         4,284        (10,372)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                 (8,291)        (7,940)         2,288          2,450          4,284         (7,209)
Income tax expense                                    --             --           (897)          (185)            --         (1,082)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $ (8,291)      $ (7,940)      $  1,391       $  2,265       $  4,284       $ (8,291)
===================================================================================================================================

                                                                     Quarter Ended June 30, 2003 (Unaudited)
                                           ----------------------------------------------------------------------------------------
                                                 Playboy                                         Non-                       Playboy
                                            Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                           Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                    $     --       $     --       $ 62,714       $ 17,238       $ (3,981)      $ 75,971
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                      --             --        (47,031)       (13,179)         3,981        (56,229)
   Selling and administrative expenses                --             --        (11,442)        (2,782)            --        (14,224)
-----------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                        --             --        (58,473)       (15,961)         3,981        (70,453)
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                      --             --          4,241          1,277             --          5,518
-----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                  --             --            131             12            (30)           113
   Interest expense                                   --         (3,173)        (1,043)           (30)            30         (4,216)
   Amortization of deferred
      financing fees                                  --           (372)            --             --             --           (372)
   Minority interest                                (178)            --           (334)            --             --           (512)
   Debt extinguishment expenses                       --             (1)            --             --             --             (1)
   Equity income (loss) from subsidiaries           (727)         2,947            845             --         (3,065)            --
   Other, net                                         --           (128)          (181)           (41)            --           (350)
-----------------------------------------------------------------------------------------------------------------------------------
      Total nonoperating income (expense)           (905)          (727)          (582)           (59)        (3,065)        (5,338)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                   (905)          (727)         3,659          1,218         (3,065)           180
Income tax expense                                    --             --           (712)          (373)            --         (1,085)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $   (905)      $   (727)      $  2,947       $    845       $ (3,065)      $   (905)
===================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                    Six Months Ended June 30, 2004 (Unaudited)
                                           ----------------------------------------------------------------------------------------
                                                 Playboy                                         Non-                       Playboy
                                            Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                           Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                    $     --       $     --       $126,654       $ 41,180       $ (8,247)      $159,587
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                      --             --        (97,755)       (30,920)         8,247       (120,428)
   Selling and administrative expenses                --             --        (22,950)        (5,596)            --        (28,546)
   Restructuring expenses                             --             --             31            (31)            --             --
-----------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                        --             --       (120,674)       (36,547)         8,247       (148,974)
-----------------------------------------------------------------------------------------------------------------------------------
Gain on disposal                                                                     2                                            2
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                      --             --          5,982          4,633             --         10,615
-----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                  --             --            238             23            (38)           223
   Interest expense                                   --         (6,134)        (1,676)           (37)            38         (7,809)
   Amortization of deferred
      financing fees                                  --           (732)            --             --             --           (732)
   Minority interest                                (702)            --             --             --             --           (702)
   Debt extinguishment expenses                       --         (5,908)            --             --             --         (5,908)
   Equity income (loss) from subsidiaries         (5,701)         7,316          4,182             --         (5,797)            --
   Other, net                                         --           (243)          (360)           (94)            --           (697)
-----------------------------------------------------------------------------------------------------------------------------------
      Total nonoperating income (expense)         (6,403)        (5,701)         2,384           (108)        (5,797)       (15,625)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                 (6,403)        (5,701)         8,366          4,525         (5,797)        (5,010)
Income tax expense                                    --             --         (1,050)          (343)            --         (1,393)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $ (6,403)      $ (5,701)      $  7,316       $  4,182       $ (5,797)      $ (6,403)
===================================================================================================================================

                                                                    Six Months Ended June 30, 2003 (Unaudited)
                                           ----------------------------------------------------------------------------------------
                                                 Playboy                                         Non-                       Playboy
                                            Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                           Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                    $     --       $     --       $123,234       $ 35,216       $ (8,198)      $150,252
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                      --             --        (89,352)       (27,376)         8,198       (108,530)
   Selling and administrative expenses                --             --        (21,391)        (5,363)            --        (26,754)
-----------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                        --             --       (110,743)       (32,739)         8,198       (135,284)
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                      --             --         12,491          2,477             --         14,968
-----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                  --             --            198             34            (63)           169
   Interest expense                                   --         (4,945)        (2,396)          (500)            63         (7,778)
   Amortization of deferred
      financing fees                                  --           (623)            --            (24)            --           (647)
   Minority interest                                (297)            --           (667)            --             --           (964)
   Debt extinguishment expenses                       --         (3,061)            --           (203)            --         (3,264)
   Equity income from subsidiaries                    24          8,788            780             --         (9,592)            --
   Other, net                                         --           (135)          (208)           (79)            --           (422)
-----------------------------------------------------------------------------------------------------------------------------------
      Total nonoperating income (expense)           (273)            24         (2,293)          (772)        (9,592)       (12,906)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                   (273)            24         10,198          1,705         (9,592)         2,062
Income tax expense                                    --             --         (1,410)          (925)            --         (2,335)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                               $   (273)      $     24       $  8,788       $    780       $ (9,592)      $   (273)
===================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                            June 30, 2004 (Unaudited)
                                 (In thousands)

                                                 Playboy                                         Non-                       Playboy
                                            Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                           Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                       $     --       $     --       $ 24,461       $  6,272       $     --       $ 30,733
Marketable securities                                 --             --          3,672             --             --          3,672
Receivables, net of allowance for
   doubtful accounts                                  --             --         35,550          6,741             --         42,291
Receivables from related parties                      --             --          2,282              9             --          2,291
Inventories, net                                      --             --         10,514          2,526             --         13,040
Deferred subscription acquisition
   costs                                              --             --         11,277             --             --         11,277
Other current assets                                  --             --          6,058          2,272             --          8,330
-----------------------------------------------------------------------------------------------------------------------------------
   Total current assets                               --             --         93,814         17,820             --        111,634
-----------------------------------------------------------------------------------------------------------------------------------
Receivables from affiliates                           --         77,371         35,345             --       (112,716)            --
Property and equipment, net                           --             --         10,211          1,406             --         11,617
Long-term receivables                                 --             --          2,755             --             --          2,755
Programming costs, net                                --             --         56,508          1,405             --         57,913
Goodwill                                              --             --        111,370            523             --        111,893
Trademarks                                            --             --         55,385             --             --         55,385
Distribution agreements, net of
   accumulated amortization                           --             --         31,807             --             --         31,807
Investment in subsidiaries                       151,688        151,688        (28,663)            --       (274,713)            --
Other noncurrent assets                               --          5,223         14,349             51             --         19,623
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                    $151,688       $234,282       $382,881       $ 21,205       $(387,429)     $402,627
===================================================================================================================================

Liabilities
Acquisition liabilities                         $     --       $     --       $  9,138       $  1,407       $     --       $ 10,545
Accounts payable                                      --              3         16,383          5,266             --         21,652
Accrued salaries, wages and
   employee benefits                                  --             --          6,947            305             --          7,252
Deferred revenues                                     --             --         44,100          6,730             --         50,830
Accrued litigation settlement                         --             --          1,000             --             --          1,000
Other liabilities and accrued expenses                --          2,591         14,813            405             --         17,809
-----------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                          --          2,594         92,381         14,113             --        109,088
-----------------------------------------------------------------------------------------------------------------------------------
Financing obligations                                 --         80,000             --             --             --         80,000
Financing obligations to affiliates                   --             --         84,369         28,347       (112,716)            --
Acquisition liabilities, less current portion         --             --         15,889          6,206             --         22,095
Net deferred tax liabilities                          --             --         13,981             --             --         13,981
Accrued litigation settlement, less
      current portion                                 --             --          1,000             --             --          1,000
Other noncurrent liabilities                          --             --         11,790          1,202             --         12,992
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                     --         82,594        219,410         49,868       (112,716)       239,156
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                     --             --         11,783             --             --         11,783

Shareholders' equity                             151,688        151,688        151,688        (28,663)      (274,713)       151,688
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                         $151,688       $234,282       $382,881       $ 21,205       $(387,429)     $402,627
===================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 2003
                                 (In thousands)

                                                 Playboy                                         Non-                       Playboy
                                            Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                           Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                       $     --       $     --       $ 24,445       $  6,887       $     --       $ 31,332
Marketable securities                                 --             --          3,546             --             --          3,546
Receivables, net of allowance for
   doubtful accounts                                  --             --         43,948          8,282             --         52,230
Receivables from related parties                      --             --         (7,277)         8,503             --          1,226
Inventories, net                                      --             --          9,624          2,393             --         12,017
Deferred subscription acquisition
   costs                                              --             --         11,759             --             --         11,759
Other current assets                                  --             --          8,420          1,788             --         10,208
-----------------------------------------------------------------------------------------------------------------------------------
   Total current assets                               --             --         94,465         27,853             --        122,318
-----------------------------------------------------------------------------------------------------------------------------------
Receivables from affiliates                           --        110,843         49,315             --       (160,158)            --
Property and equipment, net                           --             --         10,621          1,399             --         12,020
Programming costs, net                                --             --         56,442            984             --         57,426
Goodwill                                              --             --        111,370            523             --        111,893
Trademarks                                            --             --         58,159             --             --         58,159
Distribution agreements, net of
   accumulated amortization                           --             --         32,170             --             --         32,170
Investment in subsidiaries                       106,636        106,636        (41,990)            --       (171,282)            --
Other noncurrent assets                               --          8,013         16,023             38             --         24,074
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                    $106,636       $225,492       $386,575       $ 30,797       $(331,440)     $418,060
===================================================================================================================================

Liabilities
Acquisition liabilities                         $     --       $     --       $ 13,244       $  2,148       $     --       $ 15,392
Accounts payable                                      --            131         17,205          5,563             --         22,899
Accrued salaries, wages and
   employee benefits                                  --             --         11,200            272             --         11,472
Deferred revenues                                     --             --         47,098          6,865             --         53,963
Accrued litigation settlement                         --             --          6,500             --             --          6,500
Other liabilities and accrued expenses                --          3,725         13,896          1,467             --         19,088
-----------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                          --          3,856        109,143         16,315             --        129,314
-----------------------------------------------------------------------------------------------------------------------------------
Financing obligations                                 --        115,000             --             --             --        115,000
Financing obligations to related parties              --             --        110,843         49,315       (160,158)            --
Acquisition liabilities, less current portion         --             --         21,107          5,875             --         26,982
Net deferred tax liabilities                          --             --         13,877             --             --         13,877
Accrued litigation settlement, less
   current portion                                    --             --          2,000             --             --          2,000
Other noncurrent liabilities                          --             --         11,888          1,282             --         13,170
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                     --        118,856        268,858         72,787       (160,158)       300,343
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                     --             --         11,081             --             --         11,081

Shareholders' equity                             106,636        106,636        106,636        (41,990)      (171,282)       106,636
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                         $106,636       $225,492       $386,575       $ 30,797       $(331,440)     $418,060
===================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Six Months Ended June 30, 2004 (Unaudited)
                                           ----------------------------------------------------------------------------------------
                                                 Playboy                                         Non-                       Playboy
                                            Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                           Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                         $   (702)      $ (7,639)      $ (9,961)      $ 13,861       $     --       $ (4,441)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                               --             --            150             --             --            150
Additions to property and equipment                   --             --           (793)          (657)            --         (1,450)
Other, net                                            --             --            201             --             --            201
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                --             --           (442)          (657)            --         (1,099)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from public equity offering              51,858             --             --             --             --         51,858
Repayment of financing obligations                    --        (35,000)            --             --             --        (35,000)
Payment of debt extinguishment expenses               --         (3,850)            --             --             --         (3,850)
Payment of acquisition liabilities                    --             --         (6,966)          (835)            --         (7,801)
Payment of preferred stock dividends                (651)            --             --             --             --           (651)
Proceeds from stock plans                            385             --             --             --             --            385
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   financing activities                           51,592        (38,850)        (6,966)          (835)            --          4,941
-----------------------------------------------------------------------------------------------------------------------------------
Net receipts from (payments to)
   subsidiaries                                  (50,890)        46,489         17,385        (12,984)            --             --
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                                   --             --             16           (615)            --           (599)
Cash and cash equivalents
   at beginning of period                             --             --         24,445          6,887             --         31,332
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                             $     --       $     --       $ 24,461       $  6,272       $     --       $ 30,733
===================================================================================================================================

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
===================================================================================================================================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table represents our results of operations (in millions, except per share amounts):

                                                  Quarters Ended           Six Months Ended
                                                     June 30,                  June 30,
                                              ---------------------     ---------------------
                                                  2004         2003         2004         2003
---------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                       $   22.5     $   23.9     $   46.9     $   47.3
   International TV                                9.9          8.4         19.8         16.9
   Worldwide DVD/home video                        1.2          1.4          2.3          2.5
   Other                                           0.2          0.1          0.3          0.3
---------------------------------------------------------------------------------------------
   Total Entertainment                            33.8         33.8         69.3         67.0
---------------------------------------------------------------------------------------------
Publishing
   Playboy magazine
      Subscription                                12.7         12.5         26.1         24.9
      Newsstand                                    2.6          4.1          6.9          6.7
      Advertising                                  9.5          8.1         17.2         15.5
   Other domestic publishing                       2.8          2.8          5.5          5.7
   International publishing                        1.5          1.3          3.1          2.6
---------------------------------------------------------------------------------------------
   Total Publishing                               29.1         28.8         58.8         55.4
---------------------------------------------------------------------------------------------
Online
   Subscriptions                                   4.9          4.2         10.1          8.3
   E-commerce                                      3.8          3.3          8.6          7.2
   Other                                           0.9          0.8          1.9          2.1
---------------------------------------------------------------------------------------------
   Total Online                                    9.6          8.3         20.6         17.6
---------------------------------------------------------------------------------------------
Licensing
   International licensing                         2.6          1.6          5.8          3.4
   Domestic licensing                              0.8          0.7          1.6          1.6
   Entertainment licensing                         0.5          0.3          1.0          0.6
   Artwork sales                                    --           --           --          1.9
   Marketing events                                2.3          2.5          2.5          2.8
---------------------------------------------------------------------------------------------
   Total Licensing                                 6.2          5.1         10.9         10.3
---------------------------------------------------------------------------------------------
Total net revenues                            $   78.7     $   76.0     $  159.6     $  150.3
=============================================================================================
Net loss
Entertainment
   Before programming expense                 $   13.5     $   16.5     $   30.2     $   34.0
   Programming expense                           (11.2)       (10.0)       (21.5)       (19.5)
---------------------------------------------------------------------------------------------
   Total Entertainment                             2.3          6.5          8.7         14.5
---------------------------------------------------------------------------------------------
Publishing                                         2.1          1.4          4.0          1.9
---------------------------------------------------------------------------------------------
Online                                             0.7          0.1          1.9          0.4
---------------------------------------------------------------------------------------------
Licensing                                          2.4          1.3          5.0          4.9
---------------------------------------------------------------------------------------------
Corporate Administration and Promotion            (4.4)        (3.8)        (9.0)        (6.7)
---------------------------------------------------------------------------------------------
Operating income                                   3.1          5.5         10.6         15.0
---------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                               0.1          0.1          0.2          0.2
   Interest expense                               (3.6)        (4.2)        (7.8)        (7.8)
   Amortization of deferred financing fees        (0.3)        (0.4)        (0.7)        (0.7)
   Minority interest                              (0.3)        (0.6)        (0.7)        (1.0)
   Debt extinguishment expenses                   (5.9)          --         (5.9)        (3.3)
   Other, net                                     (0.3)        (0.3)        (0.7)        (0.4)
---------------------------------------------------------------------------------------------
Total nonoperating expense                       (10.3)        (5.4)       (15.6)       (13.0)
---------------------------------------------------------------------------------------------
Income (loss) before income taxes                 (7.2)         0.1         (5.0)         2.0
Income tax expense                                (1.1)        (1.0)        (1.4)        (2.3)
---------------------------------------------------------------------------------------------
Net loss                                      $   (8.3)    $   (0.9)    $   (6.4)    $   (0.3)
=============================================================================================
Basic and diluted EPS                         $  (0.26)    $  (0.04)    $  (0.23)    $  (0.02)
=============================================================================================

      Our revenues increased approximately 4% for the quarter and 6% for the six-month period primarily due to higher revenues in each of our groups, except for our Entertainment Group, which remained flat for the quarter but increased 3% for the six months.

      Operating income decreased for the quarter and six-month period due to lower income from our Entertainment Group as a result of a one-time retroactive revenue rate adjustment and higher programming amortization, as well as an increase in Corporate Administration and Promotion expenses. The impact of these factors was partially offset by increased income from Publishing, Online and Licensing for both periods.

      The net loss for the current quarter and six-month period includes $5.9 million of debt extinguishment expenses related to our redemption of $35 million aggregate principal amount of our 11% senior secured notes due 2010, comprised of $3.9 million for the bond redemption premium and approximately $2.0 million for the non-cash write-off of the related deferred financing costs. The 2003 six-month period included $3.3 million of debt extinguishment expenses in connection with prior financing obligations, which were paid upon completion of our debt offering in the first quarter of 2003.

      Several of our businesses can experience variations in quarterly performance. As a result, our performance in any quarter is not necessarily reflective of full-year or longer-term trends. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate additional public interest. Advertising revenues also vary from quarter to quarter depending on economic conditions, holiday issues and changes in advertising buying patterns. Online subscription revenues and operating results are impacted by decreased Internet traffic during the summer months, and e-commerce revenues and operating results are typically impacted by the holiday buying season and the timing of catalog mailings.

ENTERTAINMENT GROUP

      Revenues from our domestic TV networks business decreased $1.4 million, or 6%, and $0.4 million, or 1%, for the quarter and six-month period, respectively. Included in the quarter was a one-time $1.5 million unfavorable revenue adjustment to movie network revenues that resulted from the unanticipated retroactive rate reduction relating to the 2002 acquisition of one large multiple system operator, or MSO, by another. Revenues were also negatively impacted in the quarter and the six-month period as a result of some affiliates of Time Warner, another of our MSOs, replacing our movie networks with other adult programming. In July 2004, we signed a new carriage agreement with Time Warner, which will enable us to regain market share via video on demand, or VOD. The quarterly and year-to-date decreases were partially offset by an increase in direct-to-home, or DTH, and VOD revenues due to the roll out of VOD service in additional cable systems. Additionally, renting our studio facility and providing various related services to third parties also contributed favorably to revenues.

      Revenues from our international TV business increased $1.5 million, or 16%, and $2.9 million, or 17%, for the quarter and six-month period, respectively, due in part to higher DTH and cable revenues in the U.K. resulting from the launch of three new cable channels.

      The group's administrative expenses increased for both the quarter and six-month period due in part to a contactually obligated severance charge, as well as higher legal and technology costs.

      The group's segment income before programming expense decreased $3.0 million for the quarter and $3.8 million for the six months due to the previously stated decrease in revenues from our domestic TV networks, cost increases related to the launch of three additional networks in the U.K. and the aforementioned higher administrative expenses. We have taken, and will continue to take steps to reduce our spending as part of our efforts to positively impact second half results. These include a hiring freeze and a reduction in programming and marketing spending.

      Programming amortization increased $1.2 million, or 11%, and $2.0 million, or 10%, for the quarter and six-month period, respectively, due to more live programming, which has a faster amortization period. We expect our programming amortization to be approximately $41 million for the year and our programming cash expenditures to be approximately $44 million for the year, which are essentially the same as the comparable 2003 amounts.

PUBLISHING GROUP

      Playboy magazine revenues were up slightly for the quarter and increased $3.1 million, or 6%, for the six-month period. Newsstand revenues decreased $1.5 million for the quarter and increased $0.2 million for the six-month period. The decrease in the quarter was largely due to strong sales of the May 2003 issue, featuring Torrie Wilson of World Wrestling Entertainment. Subscription revenues increased $0.2 million and $1.2 million for the quarter and six-month period, respectively. The increase for the six months was primarily due to increased revenues from direct-to-publisher subscriptions and a favorable adjustment for paid subscriptions that will not be served, partially offset by a slight decrease in subscription copies. Advertising revenues increased $1.4 million for the quarter and $1.7 million for the six-month period primarily due to an 18.5% and 11.3% increase in ad pages, respectively. Ad sales for the 2004 third quarter magazine issues are closed, and we expect to report 36% higher ad revenues and 40% more ad pages compared to the 2003 third quarter.

      Revenues from our other domestic publishing businesses remained comparable to last year's quarter and decreased $0.2 million, or 4%, for the six-month period as a decrease in the number of copies of special editions sold for the quarter and six months was mostly offset by royalties from Hef's Little Black Book and Playboy: 50 Years: The Photographs.

      International publishing revenues increased $0.2 million, or 12%, for the quarter and $0.5 million, or 18%, for the six-month period primarily due to higher revenues from the Brazilian edition.

      The group's segment income increased $0.7 million and $2.1 million for the quarter and six-month period, respectively, which was attributable to the higher revenues for both periods partially offset by higher editorial costs for the six-month period.

ONLINE GROUP

      The Online Group's revenues increased $1.3 million, or 15%, for the quarter and $3.0 million, or 17%, for the six-month period. Subscription revenues increased $0.7 million, or 16%, for the quarter and $1.8 million, or 22%, for the six-month period due primarily to increases in our revenues per subscriber of 12% for the quarter and 17% for the six-month period, as customers are choosing additional higher priced offerings. Increased email campaigns and special offers combined with increased catalog circulation helped improve e-commerce revenues by $0.5 million, or 15%, for the quarter and $1.4 million, or 20%, for the six-month period. The group's segment income increased $0.6 million and $1.5 million for the quarter and six-month period, respectively, attributable to the higher revenues, partially offset by increases in related costs.

LICENSING GROUP

      Licensing Group revenues increased $1.1 million, or 22%, and $0.6 million, or 6%, for the quarter and the six-month period, respectively. International revenues increased $1.0 million for the quarter and $2.4 million for the six-month period, due to higher royalties from existing licensees in Japan, Western Europe and Southeast Asia, as well as several new licensing arrangements. For the six-month period, the international revenue increase was partially offset by the sale in the prior year period of an original painting by Salvador Dali for $1.9 million. Segment income from our Licensing Group increased $1.1 million for the quarter, which was attributable to the increase in international revenues previously stated. Segment income remained flat for the six-month period due to increased royalties in the current year partially offset by the prior year's sale of the Dali painting.

      In the first quarter of 2004, we sold our Sarah Coventry trademarks and service marks for their approximate book value, pursuant to an agreement under which we will receive payments over a period not to exceed ten years.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses increased $0.6 million, or 14%, for the quarter and $2.3 million, or 33%, for the six-month period related to the new Senior Executive Vice President position and higher than normal marketing expenses, partially offset by lower benefit-related expenses for the quarter.

INCOME TAX EXPENSE

      Our income tax provision consists primarily of foreign income tax related to our international networks and withholding tax on licensing income for which we do not receive a current U.S. income tax benefit. The tax provision also includes deferred federal and state income tax related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities. The tax provision for the six-month period reflects a benefit of approximately $1.0 million from the reversal of deferred income taxes provided in prior periods relating to the tax amortization of the Sarah Coventry trademarks and service marks, which we sold in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2004, we had $30.7 million in cash and cash equivalents compared to $31.3 million in cash and cash equivalents at December 31, 2003. Total financing obligations were $80.0 million at June 30, 2004, compared to $115.0 million at December 31, 2003.

      At June 30, 2004, our liquidity requirements were being provided by the cash generated from our March 2003 $115.0 million offering of 11.00% senior secured notes due 2010 and the net proceeds from our April 2004 public offering of Class B shares. In addition, we have a $20.0 million revolving credit facility. At June 30, 2004, there were no borrowings and $9.6 million in letters of credit outstanding under this facility. We believe that cash on hand, operating cash flows, together with funds available under our credit facility and potential access to credit and capital markets will be sufficient to meet our operating expenses, capital expenditures, debt service requirements and other contractual obligations as they become due.

      On April 26, 2004, we completed a public offering of 6,021,340 Class B shares at $12.69 per share, before underwriting discounts. Included in this offering were 4,385,392 shares sold by Playboy, 1,485,948 shares sold by Hugh Hefner and 150,000 shares sold by Christie Hefner. Playboy's shares included 3,600,000 initial shares, plus an additional 785,392 shares due to the underwriters' exercise of their over-allotment option. The shares sold by Mr. Hefner consisted of all of the shares of Class B common stock he received upon conversion, at the time of the offering, of all of the outstanding shares of Playboy Preferred Stock.

      Net proceeds to us from the sale of our shares were approximately $51.9 million. On June 11, 2004, we used $39.8 million of the net proceeds of this sale to redeem $35.0 million in aggregate principal of the outstanding 11.00% senior secured notes due 2010, which included a $3.9 million bond redemption premium and accrued and unpaid interest of $0.9 million. The balance of the net proceeds will be used for general corporate purposes. As a result of the redemption of the senior secured notes, we incurred second quarter charges of $3.9 million for the bond redemption premium and $2.0 million for the non-cash write-off of the related deferred financing costs.

DEBT FINANCINGS

      On March 11, 2003, we completed the offering of $115.0 million in aggregate principal amount of senior secured notes. On September 17, 2003, the senior secured notes were exchanged for new registered senior secured notes. The form and terms of the new senior secured notes are identical in all material respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the form and terms of the old notes. The senior secured notes mature on March 15, 2010 and bear interest at the rate of 11.00% per annum, with interest payable on March 15th and September 15th of each year, beginning September 15, 2003.

      Under the terms of the indenture governing the notes, we have the right at any time prior to March 15, 2006, to redeem up to 35% of the original $115.0 million in aggregate principal amount of the notes, or $40.25 million, at a redemption price of 111.0% of the principal amount of the notes redeemed, plus accrued and unpaid interest, with the net cash proceeds from a qualifying equity offering. On June 11, 2004, we used a portion of the net proceeds of the stock offering to redeem $35.0 million in aggregate principal amount of the outstanding notes, which reduced our financing obligations to $80.0 million.

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

      On May 1, 2003, we exchanged the Holdings Series A Preferred Stock plus accumulated dividends for 1,122,209 shares of Playboy Class B stock and exchanged the Holdings Series B Preferred Stock for 1,674 shares of Playboy Preferred Stock with an aggregate stated value of $16.7 million. The Playboy Preferred Stock accrued dividends at a rate of 8.00% per annum, which are paid semi-annually.

      The Playboy Preferred Stock was convertible at the option of Mr. Hefner, the holder, into shares of our Class B stock at a conversion price of $11.2625, which is equal to 125% of the weighted average closing price of our Class B stock over the 90-day period prior to the exchange of Holdings Series B Preferred Stock for Playboy Preferred Stock.

      On April 26, 2004, Mr. Hefner converted his $16.7 million of Playboy Preferred Stock into 1,485,948 shares of our Class B stock and sold these shares as part of our public equity offering on that date. Mr. Hefner chose not to sell the 1,122,209 shares that he had previously received in exchange for his Holdings Series A Preferred Stock, as had been contemplated in our February 11, 2004 registration statement.

CALIFA ACQUISITION

      The Califa acquisition agreement gave us the option of paying up to $71 million of the purchase price in cash or Class B stock through 2007. We have notified the sellers that the base consideration of $7.0 million and the performance-based payment of $7.0 million that are due in 2004 will be paid in cash. Under the terms of the agreement, the performance-based payment was paid in full on March 1, 2004 and the base consideration is paid in two equal installments of $3.5 million, one of which was paid on May 3, 2004 and the other will be paid on November 1, 2004.

CASH FLOWS USED FOR OPERATING ACTIVITIES

      Net cash used for operating activities was $4.4 million for the six-month period, which represents use of an additional $5.8 million compared to the prior year, primarily due to the payment of $6.5 million of the Logix settlement in the first quarter of 2004.

CASH FLOWS USED FOR FINANCING ACTIVITIES

      Net cash provided by financing activities was $4.9 million for the six month period principally due to the $51.9 million of proceeds from the April 2004 public equity offering partially offset by the $35.0 million repayment of senior secured notes, the payment of $4.5 million of Califa acquisition liabilities and the payment of $3.9 million of debt extinguishment expenses related to the bond redemption premium.

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

(6) The risk our outstanding litigation could result in settlements or judgments which are material to us;

(7) Dilution from any potential issuance of additional common or convertible preferred stock in connection with financings or acquisitions;

(8) Competition for advertisers from other publications, media or online providers or any decrease in spending by advertisers, either generally or with respect to the adult male market;

(9) Competition in the television, men's magazine, Internet and product licensing markets;

(10) Attempts by consumers or private advocacy groups to exclude our programming or other products from distribution;

(11) Our television and Internet businesses' reliance on third parties for technology and distribution, and any changes in that technology and/or unforeseen delays in its implementation which might affect our plans and assumptions;

(12) Risks associated with losing access to transponders and competition for transponders and channel space;

(13) The impact of industry consolidation, any decline in our access to, and acceptance by, DTH and/or cable systems and the possible resulting deterioration in the terms, cancellation of fee arrangements or pressure on margin splits with operators of these systems;

(14) Risks that we may not realize the expected increased sales and profits and other benefits from acquisitions and the restructuring of our international TV joint ventures;

(15) Any charges or costs we incur in connection with cost reduction measures we may take in the future;

(16) Risks associated with the financial condition of Claxson Interactive Group Inc., our Playboy TV-Latin America, LLC joint venture partner;

(17)  Increases in paper or printing costs;

(18) Effects of the national consolidation of the single-copy magazine distribution system; and

(19) Uncertainty of the viability of our primarily subscription- and e-commerce-based Internet model.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Effective with the refinancing of our financing obligations, which occurred on March 11, 2003, we no longer have any floating interest rate exposure. All of our current debt is represented by the senior secured notes, which are fixed rate obligations. On June 11, 2004, we redeemed $35.0 million of the $115.0 million outstanding balance. Therefore, the fair value of the $80.0 million senior secured notes will be influenced by changes in market rates and our credit quality. At June 30, 2004, the notes were trading above par for an implied fair value of $92.6 million.

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

      On May 17, 2001, Logix Development Corporation, or Logix, D. Keith Howington and Anne Howington filed suit in state court in Los Angeles County Superior Court in California against Spice Entertainment Companies, Inc., or Spice, Emerald Media, Inc., or EMI, Directrix, Inc., or Directrix, Colorado Satellite Broadcasting, Inc., New Frontier Media, Inc., J. Roger Faherty, or Faherty, Donald McDonald, Jr., and Judy Savar. On February 8, 2002, plaintiffs amended the complaint and added as a defendant, Playboy, which acquired Spice in 1999. The complaint alleged 11 contract and tort causes of action arising principally out of a January 18, 1997 agreement between EMI and Logix in which EMI agreed to purchase certain explicit television channels broadcast over C-band satellite. The complaint further sought damages from Spice based on Spice's alleged failure to provide transponder and uplink services to Logix. Playboy and Spice filed a motion to dismiss plaintiffs' complaint. After pre-trial motions, Playboy was dismissed from the case and a number of causes of action were dismissed against Spice. A trial date for the remaining breach of contract claims against Spice was set for December 10, 2003, and then continued, first to February 11, 2004 and then to March 17, 2004. Spice and the plaintiffs filed cross-motions for summary judgment or, in the alternative, for summary adjudication, on September 5, 2003. Those motions were heard on November 19, 2003 and were denied. In February 2004, prior to the trial, Spice and the plaintiffs agreed to a settlement in the amount of $8.5 million, which we recorded as a charge in the fourth quarter of 2003, $6.5 million of which was paid in February 2004. The remaining $2.0 million will be paid in $1.0 million installments in 2005 and 2006.

      On April 12, 2004, Faherty filed suit in the United States District Court for the Southern District of New York against Spice, Playboy, Playboy Enterprises International Inc., or PEII, D. Keith Howington, Anne Howington and Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice. with respect to defense costs and liabilities incurred by Faherty in the litigation described in the preceding paragraph, or the Logix litigation. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22,541,846 in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. We are advised that Faherty intends to file post-trial motions and, if necessary, to appeal the verdict. We are further advised by Faherty's trial counsel that there are grounds to believe that if the jury verdict is reviewed by the trial court in connection with post-trial motions or by the appellate court on appeal, the jury verdict may be reversed or significantly modified to lower the amount of damages. In connection with Faherty's intended appeal of the jury verdict in the Logix litigation, Faherty and Playboy have agreed to seek a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York. In the event Faherty's indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with Statement 5, Accounting for Contingencies, no liability has been accrued.

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

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of shareholders was held on May 13, 2004. At the meeting, the following director nominees were elected:

                                                       Votes               Votes
Nominee                                                  For            Withheld
--------------------------------------------------------------------------------
Dennis S. Bookshester                              4,543,830              39,273
David I. Chemerow                                  4,036,273             546,830
Donald G. Drapkin                                  4,543,752              39,351
Christie A. Hefner                                 4,033,586             549,517
Jerome H. Kern                                     4,543,714              39,389
Russell I. Pillar                                  4,543,852              39,251
Sol Rosenthal                                      4,026,569             556,534
Richard S. Rosenzweig                              4,033,012             550,091
--------------------------------------------------------------------------------

Also at the meeting, the holders of our Class A common stock and Class B common stock, each voting as a separate class, approved an amendment to the amended and restated Certificate of Incorporation of Playboy Enterprises, Inc., with voting as set forth below:

                     Class A Common Stock                                                  Class B Common Stock
----------------------------------------------------------------      -----------------------------------------------------------
           Votes           Votes            Votes                          Votes           Votes            Votes
            For           Against         Withheld      Non-Vote            For           Against         Withheld       Non-Vote
----------------------------------------------------------------      -----------------------------------------------------------
       4,509,666           72,347            1,090            --      18,028,692        2,841,203            5,547            N/A
---------------------------------------------------------------------------------------------------------------------------------

Also at the meeting, the holders of our Class A common stock, who were the only holders entitled to vote on the matter, approved the ratification of Ernst & Young LLP as independent auditors, with voting as set forth below:

                               Class A Common Stock
             --------------------------------------------------------
                 Votes          Votes          Votes
                  For          Against       Withheld        Non-Vote
             --------------------------------------------------------
             4,569,290           7,769          6,044             N/A
             --------------------------------------------------------

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number                            Description
--------------                            -----------

      3.1         Certificate of Incorporation of Playboy Enterprises, Inc.
                  (incorporated by reference to Exhibit 3 from our quarterly report on Form 10-Q dated March 31, 2003)

      3.2 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Playboy Enterprises, Inc.

    10.1* Playboy Magazine Distribution Agreement dated as of May 4, 2004 between Playboy Enterprises, Inc. and Warner Publisher Services, Inc.

    10.2* Fulfillment and Customer Service Services Agreement dated January 2, 2004 between Infinity Resources, Inc. and Playboy.com, Inc.

     10.3 First Amendment to March 11, 2003 Credit Agreement dated July 30, 2004 among PEI Holdings, Inc., each lender from time to time party thereto and Bank of America, N.A. as Agent

     10.4 Second Amendment to August 11, 1992 Lease dated June 28, 2004 between Lexington Building Co. LLC and Playboy Enterprises International, Inc.

   10.5** Employment Agreement dated June 4, 2004 regarding employment of James English

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.

**    Management contract

(b)   Reports on Form 8-K

      On April 9, 2004, we furnished a Current Report on Form 8-K, dated April 9, 2004, under Item 12., attaching additional financial information relating to our operating performance for fiscal 2003, 2002 and 2001.

      On May 6, 2004, we furnished a Current Report on Form 8-K, dated May 6, 2004, under Items 9. and 12., attaching our press release announcing our financial results for the first quarter of 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PLAYBOY ENTERPRISES, INC.
                                        -------------------------
                                               (Registrant)


Date: August 9, 2004                    By /s/ Linda Havard
      --------------                       -------------------------
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