Form 10-Q
period 2004-09-30
PLAYBOY ENTERPRISES INC
filed 2004-11-08
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

      At October 31, 2004, there were 4,864,102 shares of Class A common stock, par value $0.01 per share, and 28,513,005 shares of Class B common stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                                Page
                                                                                ----
Item 1.  Financial Statements

            Condensed Consolidated Statements of Operations and
            Comprehensive Income (Loss) for the Quarters Ended September 30,
            2004 and 2003 (Unaudited)                                             3

            Condensed Consolidated Statements of Operations and
            Comprehensive Loss for the Nine Months Ended September 30,
            2004 and 2003 (Unaudited)                                             4

            Condensed Consolidated Balance Sheets at September 30,
            2004 (Unaudited) and December 31, 2003                                5

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2004 and 2003 (Unaudited)             6

            Notes to Condensed Consolidated Financial Statements (Unaudited)      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk              23

Item 4.  Controls and Procedures                                                 23

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                       23

Item 6.  Exhibits and Reports on Form 8-K                                        25

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                 for the Quarters Ended September 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                              2004         2003
-------------------------------------------------------------------------------
Net revenues                                              $ 80,258     $ 74,448
-------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                           (59,314)     (54,304)
   Selling and administrative expenses                     (14,239)     (14,483)
-------------------------------------------------------------------------------
      Total costs and expenses                             (73,553)     (68,787)
-------------------------------------------------------------------------------
Operating income                                             6,705        5,661
-------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                           114           95
   Interest expense                                         (2,928)      (4,254)
   Amortization of deferred financing fees                    (275)        (375)
   Minority interest                                          (364)        (345)
   Other, net                                                  (96)        (242)
-------------------------------------------------------------------------------
      Total nonoperating expense                            (3,549)      (5,121)
-------------------------------------------------------------------------------
Income before income taxes                                   3,156          540
Income tax expense                                          (1,229)      (1,150)
-------------------------------------------------------------------------------
Net income (loss)                                            1,927         (610)
-------------------------------------------------------------------------------

Other comprehensive income (loss)
   Unrealized gain on marketable securities                     --          153
   Unrealized gain (loss) on derivatives                        (3)          20
   Foreign currency translation adjustments                     99           82
-------------------------------------------------------------------------------
      Total other comprehensive income                          96          255
-------------------------------------------------------------------------------
Comprehensive income (loss)                               $  2,023     $   (355)
===============================================================================

Net income (loss)                                         $  1,927     $   (610)
Dividend requirements of preferred stock                        --         (334)
-------------------------------------------------------------------------------
Net income (loss) applicable to common shareholders       $  1,927     $   (944)
===============================================================================

Weighted average number of common shares outstanding
   Basic                                                    33,371       27,437
===============================================================================
   Diluted                                                  33,384       27,437
===============================================================================

Basic and diluted earnings per common share               $   0.06     $  (0.03)
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

                                                             2004          2003
-------------------------------------------------------------------------------
Net revenues                                            $ 239,845     $ 224,700
-------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                         (179,742)     (162,834)
   Selling and administrative expenses                    (42,785)      (41,237)
-------------------------------------------------------------------------------
      Total costs and expenses                           (222,527)     (204,071)
-------------------------------------------------------------------------------
Gain on disposal                                                2            --
-------------------------------------------------------------------------------
Operating income                                           17,320        20,629
-------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                          337           264
   Interest expense                                       (10,737)      (12,032)
   Amortization of deferred financing fees                 (1,007)       (1,022)
   Minority interest                                       (1,066)       (1,309)
   Debt extinguishment expenses                            (5,908)       (3,264)
   Other, net                                                (793)         (664)
-------------------------------------------------------------------------------
      Total nonoperating expense                          (19,174)      (18,027)
-------------------------------------------------------------------------------
Income (loss) before income taxes                          (1,854)        2,602
Income tax expense                                         (2,622)       (3,485)
-------------------------------------------------------------------------------
Net loss                                                   (4,476)         (883)
-------------------------------------------------------------------------------

Other comprehensive income (loss)
   Unrealized gain on marketable securities                   107           415
   Unrealized gain on derivatives                              34           619
   Foreign currency translation adjustments                  (209)         (156)
-------------------------------------------------------------------------------
      Total other comprehensive income (loss)                 (68)          878
-------------------------------------------------------------------------------
Comprehensive loss                                      $  (4,544)    $      (5)
===============================================================================

Net loss                                                $  (4,476)    $    (883)
Dividend requirements of preferred stock                     (428)         (557)
-------------------------------------------------------------------------------
Net loss applicable to common shareholders              $  (4,904)    $  (1,440)
===============================================================================

Basic and diluted weighted average number
   of common shares outstanding                            30,978        26,881
===============================================================================

Basic and diluted earnings per common share             $   (0.16)    $   (0.05)
===============================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     (Unaudited)
                                                                       Sept. 30,      Dec. 31,
                                                                            2004          2003
----------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $  32,037     $  31,332
Marketable securities                                                      3,672         3,546
Receivables, net of allowance for doubtful accounts of
   $4,640 and $4,364, respectively                                        39,855        52,230
Receivables from related parties                                           1,489         1,226
Inventories, net                                                          14,041        12,017
Deferred subscription acquisition costs                                   12,359        11,759
Other current assets                                                       8,353        10,208
----------------------------------------------------------------------------------------------
   Total current assets                                                  111,806       122,318
----------------------------------------------------------------------------------------------
Property and equipment, net                                               11,672        12,020
Long-term receivables                                                      2,755            --
Programming costs, net                                                    58,209        57,426
Goodwill                                                                 111,893       111,893
Trademarks                                                                55,263        58,159
Distribution agreements, net of accumulated amortization
   of $1,573 and $970, respectively                                       31,566        32,170
Other noncurrent assets                                                   19,310        24,074
----------------------------------------------------------------------------------------------
Total assets                                                           $ 402,474     $ 418,060
==============================================================================================

Liabilities
Acquisition liabilities                                                $  10,065     $  15,392
Accounts payable                                                          20,251        22,899
Accrued salaries, wages and employee benefits                              7,425        11,472
Deferred revenues                                                         50,406        53,963
Accrued litigation settlement                                              1,000         6,500
Other liabilities and accrued expenses                                    16,990        19,088
----------------------------------------------------------------------------------------------
   Total current liabilities                                             106,137       129,314
----------------------------------------------------------------------------------------------
Financing obligations                                                     80,000       115,000
Acquisition liabilities, less current portion                             21,849        26,982
Net deferred tax liabilities                                              14,497        13,877
Accrued litigation settlement, less current portion                        1,000         2,000
Other noncurrent liabilities                                              13,081        13,170
----------------------------------------------------------------------------------------------
   Total liabilities                                                     236,564       300,343
----------------------------------------------------------------------------------------------
Minority interest                                                         12,147        11,081

Shareholders' equity
Preferred stock, $10,000 par value - 10,000,000 shares authorized;
   0 and 1,674 issued, respectively                                           --        16,959
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued             49            49
   Class B nonvoting - 75,000,000 and 30,000,000 shares authorized,
     respectively; 28,509,664 and 22,579,363 issued, respectively            285           226
Capital in excess of par value                                           222,330       152,969
Accumulated deficit                                                      (67,414)      (62,510)
Unearned compensation - restricted stock                                    (362)           --
Accumulated other comprehensive loss                                      (1,125)       (1,057)
----------------------------------------------------------------------------------------------
   Total shareholders' equity                                            153,763       106,636
----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $ 402,474     $ 418,060
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

                                                                    2004          2003
--------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                       $  (4,476)    $    (883)
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
   Depreciation of property and equipment                          2,390         2,962
   Amortization of intangible assets                               1,711         4,240
   Amortization of investments in entertainment programming       31,984        29,216
   Amortization of deferred financing fees                         1,007         1,022
   Debt extinguishment expenses                                    5,908         3,264
   Deferred income taxes                                             534           222
   Net change in operating assets and liabilities                   (435)       (6,143)
   Investments in entertainment programming                      (34,211)      (34,461)
   Litigation settlement                                          (6,500)           --
   Other, net                                                        710         1,074
--------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities              (1,378)          513
--------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                                              150           116
Additions to property and equipment                               (2,308)       (4,280)
Other, net                                                           201           105
--------------------------------------------------------------------------------------
Net cash used for investing activities                            (1,957)       (4,059)
--------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                   --       115,000
Proceeds from public equity offering                              51,844            --
Repayment of financing obligations                               (35,000)      (65,767)
Payment of debt extinguishment expenses                           (3,850)         (356)
Payment of acquisition liabilities                                (8,691)      (14,892)
Payment of deferred financing fees                                    --        (9,023)
Payment of preferred stock dividends                                (651)           --
Proceeds from stock plans                                            407           253
Other                                                                (19)           --
--------------------------------------------------------------------------------------
Net cash provided by financing activities                          4,040        25,215
--------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                            705        21,669
Cash and cash equivalents at beginning of period                  31,332         4,118
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $  32,037     $  25,787
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

(B)   RESTRUCTURING EXPENSES

      Through September 30, 2004, we have made cash payments of $1.2 million on our 2002 and 2001 restructuring plans. Approximately $8.3 million of the total restructuring charges of $10.3 million for those plans, net of non-cash adjustments, has been paid as of September 30, 2004 with most of the remainder to be paid by the end of 2004, although some payments will continue through 2007.

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

The following table displays the activity and balances of the restructuring reserve for the year ended December 31, 2003 and the nine months ended September 30, 2004 (in thousands):

                                                  Consolidation
                                    Workforce     of Facilities
                                    Reduction    and Operations           Total
-------------------------------------------------------------------------------
Balance at December 31, 2002          $ 2,772           $ 3,805         $ 6,577
Adjustment to previous estimate          (168)              518             350
Cash payments                          (1,974)           (1,760)         (3,734)
-------------------------------------------------------------------------------
Balance at December 31, 2003              630             2,563           3,193
Cash payments                            (453)             (793)         (1,246)
-------------------------------------------------------------------------------
Balance at September 30, 2004         $   177           $ 1,770         $ 1,947
===============================================================================

(C)   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

                                                                                        (Unaudited)
                                                                                      Quarters Ended
                                                                                       September 30,
                                                                                   --------------------
                                                                                       2004        2003
-------------------------------------------------------------------------------------------------------
Numerator:
For basic and diluted EPS - net income (loss) applicable to common shareholders    $  1,927    $   (944)
=======================================================================================================

Denominator:
For basic EPS - weighted-average shares                                              33,371      27,437
  Effect of dilutive potential common shares:
    Employee stock options and other                                                     13          --
-------------------------------------------------------------------------------------------------------
      Dilutive potential common shares                                                   13          --
-------------------------------------------------------------------------------------------------------
For diluted EPS - weighted-average shares                                            33,384      27,437
=======================================================================================================

The following table represents the approximate number of shares related to options to purchase our Class B common stock, or Class B stock, that were outstanding but were not included in the computation of diluted EPS, as the inclusion of these shares would have been antidilutive (in thousands):

                                          Quarters Ended       Nine Months Ended
                                           September 30,         September 30,
                                         -----------------     -----------------
                                           2004       2003       2004       2003
--------------------------------------------------------------------------------
Stock options                             3,262      2,875      2,636      3,155
Preferred stock                              --      1,535         --      1,535
--------------------------------------------------------------------------------
Total                                     3,262      4,410      2,636      4,690
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

(D)   INVENTORIES, NET

Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                           Sept. 30,    Dec. 31,
                                                                2004        2003
--------------------------------------------------------------------------------
Paper                                                       $  2,594    $  2,613
Editorial and other prepublication costs                       8,322       6,082
Merchandise finished goods                                     3,125       3,322
--------------------------------------------------------------------------------
Total inventories, net                                      $ 14,041    $ 12,017
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

      Under the terms of the indenture governing the notes, at any time prior to March 15, 2006, we have the right to redeem up to 35.0% of the original $115.0 million in aggregate principal amount of the notes, or $40.25 million, at a redemption price of 111.0% of the principal amount of the notes redeemed, plus accrued and unpaid interest, with the net cash proceeds from a qualifying equity offering. On June 11, 2004, we used the proceeds of our equity offering, more fully described in Note (J) Public Equity Offering, to redeem $35.0 million in aggregate principal amount of the outstanding notes, which reduced our financing obligations to $80.0 million as of June 30, 2004. We paid a redemption premium of $3.9 million as well as accrued and unpaid interest of $0.9 million related to the redeemed principal amount. We also recorded a charge of $2.0 million to write off the related deferred financing costs.

(F)   INCOME TAXES

      Our income tax provision consists primarily of foreign income tax related to our international networks and withholding tax on licensing income for which we do not receive a current U.S. income tax benefit. The tax provision also includes deferred federal and state income tax related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities. The tax provision for the nine months ended September 30, 2004 reflects a benefit of approximately $1.0 million from the reversal of deferred income taxes provided in prior periods relating to the tax amortization of the Sarah Coventry trademarks and service marks, which we sold in the first quarter.

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

      Pro forma net income (loss) and net income (loss) per common share, presented below (in thousands, except per share amounts), were determined as if we had accounted for our stock options under the fair value method of Statement
123. The fair value of these options was estimated at the date of grant using an option pricing model. Such models require the input of highly subjective assumptions including the expected volatility of the stock price. For pro forma disclosures, the options' estimated fair value was amortized over their vesting period. No stock-based employee compensation expense is recognized because all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the grant date. If we accounted for our employee stock options under Statement 123, compensation expense would have increased $0.7 million and $2.1 million for the quarter and the nine-month period ended September 30, 2004, respectively.

                                    Quarters Ended          Nine Months Ended
                                     September 30,            September 30,
                                 --------------------     ---------------------
                                     2004        2003         2004         2003
-------------------------------------------------------------------------------
Net income (loss)
   As reported                   $  1,927    $   (610)    $ (4,476)    $   (883)
   Pro forma (1)                    1,238      (1,321)      (6,567)      (2,311)

Basic and diluted EPS
   As reported                   $   0.06    $  (0.03)    $  (0.16)    $  (0.05)
   Pro forma (1)                     0.04       (0.06)       (0.23)       (0.11)
-------------------------------------------------------------------------------

(1) Amounts for the prior year nine-month period reflect the cancellation of a significant number of stock options.

(I)   SEGMENT INFORMATION

The following table represents financial information by reportable segment (in thousands):

                                               Quarters Ended          Nine Months Ended
                                                September 30,            September 30,
                                           ---------------------     ---------------------
                                               2004         2003         2004         2003
------------------------------------------------------------------------------------------
Net revenues
Entertainment                              $ 36,380     $ 33,598     $105,682     $100,559
Publishing                                   29,521       28,444       88,291       83,882
Online                                        9,773        8,981       30,335       26,532
Licensing                                     4,584        3,425       15,537       13,727
------------------------------------------------------------------------------------------
Total                                      $ 80,258     $ 74,448     $239,845     $224,700
==========================================================================================
Income (loss) before income taxes
Entertainment                              $  6,719     $  6,773     $ 15,459     $ 21,251
Publishing                                    1,275          980        5,239        2,889
Online                                        1,083          474        2,997          898
Licensing                                     2,614        1,775        7,564        6,689
Corporate Administration and Promotion       (4,986)      (4,341)     (13,941)     (11,098)
Gain on disposal                                 --           --            2           --
Investment income                               114           95          337          264
Interest expense                             (2,928)      (4,254)     (10,737)     (12,032)
Amortization of deferred financing fees        (275)        (375)      (1,007)      (1,022)
Minority interest                              (364)        (345)      (1,066)      (1,309)
Debt extinguishment expenses                     --           --       (5,908)      (3,264)
Other, net                                      (96)        (242)        (793)        (664)
------------------------------------------------------------------------------------------
Total                                      $  3,156     $    540     $ (1,854)    $  2,602
==========================================================================================

                                                          Sept. 30,     Dec. 31,
                                                               2004         2003
--------------------------------------------------------------------------------
Identifiable assets
Entertainment                                              $261,761     $265,056
Publishing                                                   41,982       48,462
Online                                                        6,407        5,493
Licensing                                                     6,173        8,199
Corporate Administration and Promotion                       86,151       90,850
--------------------------------------------------------------------------------
Total                                                      $402,474     $418,060
================================================================================

On October 15, 2004, we announced a change in our segment reporting. See Note
(K) Subsequent Event for additional information.

(J)   PUBLIC EQUITY OFFERING

      On April 26, 2004, we completed a public offering of 6,021,340 Class B shares at $12.69 per share, before underwriting discounts. Included in this offering were 4,385,392 shares sold by Playboy, 1,485,948 shares sold by Mr. Hefner, and 150,000 shares sold by Christie Hefner, our Chairman and Chief Executive Officer. Playboy's shares included 3,600,000 initial shares, plus an additional 785,392 shares due to the underwriters' exercise of their over-allotment option. The shares sold by Mr. Hefner consisted of all of the shares of Class B stock he received upon conversion, at the time of the offering, of all of the outstanding shares of Playboy Preferred Stock.

      Net proceeds to us from the sale of our shares were approximately $51.8 million. On June 11, 2004, we used $39.8 million of the net proceeds of this sale to redeem $35.0 million in aggregate principal amount of the outstanding 11.00% senior secured notes due 2010, which included a $3.9 million bond redemption premium and accrued and unpaid interest of $0.9 million. We used approximately $0.7 million of the net proceeds to pay accrued and unpaid dividends on the Playboy Preferred Stock up to the time of conversion. The balance of the net proceeds will be used for general corporate purposes.

(K)   SUBSEQUENT EVENT

      On October 15, 2004, we announced the realignment of our existing Online and Entertainment businesses into a combined Playboy Entertainment Group. The new operating structure is designed to streamline operations, maximize return on content creation and increase responsiveness to customers, but it is not expected to yield significant cost savings. We expect to take a restructuring charge of approximately $0.5 million in the fourth quarter as a result of the consolidation. The new structure will result in a change in segment reporting effective October 1, 2004 and had no impact on the current quarter financial reporting.

(L)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      The payment obligations under the 11% senior secured notes due 2010 are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by us and by substantially all of our domestic subsidiaries, referred to as the guarantors, excluding Playboy.com and its subsidiaries. All of our remaining subsidiaries, referred to as the nonguarantors, are wholly-owned by the guarantors except for Playboy.com and its subsidiaries, which are majority-owned subsidiaries. The following supplemental Condensed Consolidating Statements of Operations for the quarters and nine months ended September 30, 2004 and 2003, the Condensed Consolidating Balance Sheets at September 30, 2004 and December 31, 2003 and the Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2004 and 2003, present financial information for (a) us (carrying our investment in Holdings under the equity method), (b) Holdings, the issuer of the 11% senior secured notes due 2010 (carrying its investment in the guarantors under the equity method), (c) on a combined basis, the guarantors (carrying any investment in nonguarantors under the equity method) and (d) on a combined basis, the nonguarantors. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the guarantors are not material to investors. In general, Holdings has entered into third-party borrowings and financed its subsidiaries via intercompany accounts. All intercompany activity has been included as "Net receipts from (payments to) subsidiaries" in the Condensed Consolidating Statements of Cash Flows. In certain cases, taxes have been calculated on the basis of a group position that includes both guarantors and nonguarantors. In such cases, the taxes have been allocated to individual legal entities based upon each legal entity's actual contribution to the tax provision.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                  Quarter Ended September 30, 2004 (Unaudited)
                                            ---------------------------------------------------------------------------------------
                                                  Playboy                                        Non-                       Playboy
                                             Enterprises,      Holdings      Guarantor      Guarantor                  Enterprises,
                                            Inc. (Parent)      (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                     $     --      $     --       $ 64,185       $ 20,551       $ (4,478)      $ 80,258
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                       --            --        (47,977)       (15,815)         4,478        (59,314)
   Selling and administrative expenses                 --            --        (11,479)        (2,760)            --        (14,239)
-----------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                          --            --        (59,456)       (18,575)         4,478        (73,553)
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                       --            --          4,729          1,976             --          6,705
-----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                   --            --            114             14            (14)           114
   Interest expense                                    --        (2,216)          (711)           (15)            14         (2,928)
   Amortization of deferred
     financing fees                                    --          (275)            --             --             --           (275)
   Minority interest                                   --            --           (364)            --             --           (364)
   Equity income from subsidiaries                  1,927         4,501          1,698             --         (8,126)            --
   Other, net                                          --           (83)             9            (22)            --            (96)
-----------------------------------------------------------------------------------------------------------------------------------
     Total nonoperating income
     (expense)                                      1,927         1,927            746            (23)        (8,126)        (3,549)
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                          1,927         1,927          5,475          1,953         (8,126)         3,156
Income tax expense                                     --            --           (974)          (255)            --         (1,229)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                       $  1,927      $  1,927       $  4,501       $  1,698       $ (8,126)      $  1,927
===================================================================================================================================

                                                                 Quarter Ended September 30, 2003 (Unaudited)
                                            ---------------------------------------------------------------------------------------
                                                  Playboy                                        Non-                       Playboy
                                             Enterprises,      Holdings      Guarantor      Guarantor                  Enterprises,
                                            Inc. (Parent)      (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                     $     --      $     --       $ 61,190       $ 17,589       $ (4,331)      $ 74,448
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                       --            --        (45,211)       (13,424)         4,331        (54,304)
   Selling and administrative expenses                 --            --        (11,721)        (2,762)            --        (14,483)
-----------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                          --            --        (56,932)       (16,186)         4,331        (68,787)
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                       --            --          4,258          1,403             --          5,661
-----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                   --            --            120              2            (27)            95
   Interest expense                                    --        (3,174)        (1,080)           (27)            27         (4,254)
   Amortization of deferred
     financing fees                                    --          (375)            --             --             --           (375)
   Minority interest                                   --            --           (345)            --             --           (345)
   Equity income (loss) from subsidiaries            (610)        3,055          1,003             --         (3,448)            --
   Other, net                                          --          (116)           (86)           (40)            --           (242)
-----------------------------------------------------------------------------------------------------------------------------------
     Total nonoperating expense                      (610)         (610)          (388)           (65)        (3,448)        (5,121)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    (610)         (610)         3,870          1,338         (3,448)           540
Income tax expense                                     --            --           (815)          (335)            --         (1,150)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $   (610)     $   (610)      $  3,055       $  1,003       $ (3,448)      $   (610)
===================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                Nine Months Ended September 30, 2004 (Unaudited)
                                            ---------------------------------------------------------------------------------------
                                                  Playboy                                        Non-                       Playboy
                                             Enterprises,      Holdings      Guarantor      Guarantor                  Enterprises,
                                            Inc. (Parent)      (Issuer)   Subsidiaries   Subsidiaries    Eliminations          Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                     $     --      $     --      $ 190,839       $ 61,731       $(12,725)     $ 239,845
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                       --            --       (145,732)       (46,735)        12,725       (179,742)
   Selling and administrative expenses                 --            --        (34,429)        (8,356)            --        (42,785)
   Restructuring expenses                              --            --             31            (31)            --             --
-----------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                          --            --       (180,130)       (55,122)        12,725       (222,527)
-----------------------------------------------------------------------------------------------------------------------------------
Gain on disposal                                       --            --              2             --             --              2
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                       --            --         10,711          6,609             --         17,320
-----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                   --            --            352             37            (52)           337
   Interest expense                                    --        (8,350)        (2,387)           (52)            52        (10,737)
   Amortization of deferred
     financing fees                                    --        (1,007)            --             --             --         (1,007)
   Minority interest                                   --            --         (1,066)            --             --         (1,066)
   Debt extinguishment expenses                        --        (5,908)            --             --             --         (5,908)
   Equity income (loss) from subsidiaries          (4,476)       11,115          5,880             --        (12,519)            --
   Other, net                                          --          (326)          (351)          (116)            --           (793)
-----------------------------------------------------------------------------------------------------------------------------------
     Total nonoperating income
      (expense)                                    (4,476)       (4,476)         2,428           (131)       (12,519)       (19,174)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                  (4,476)       (4,476)        13,139          6,478        (12,519)        (1,854)
Income tax expense                                     --            --         (2,024)          (598)            --         (2,622)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $ (4,476)     $ (4,476)     $  11,115       $  5,880       $(12,519)     $  (4,476)
===================================================================================================================================

                                                                Nine Months Ended September 30, 2003 (Unaudited)
                                            ---------------------------------------------------------------------------------------
                                                  Playboy                                        Non-                       Playboy
                                             Enterprises,      Holdings      Guarantor      Guarantor                  Enterprises,
                                            Inc. (Parent)      (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                     $     --      $     --      $ 184,424       $ 52,805       $(12,529)     $ 224,700
-----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                       --            --       (134,563)       (40,800)        12,529       (162,834)
   Selling and administrative expenses                 --            --        (33,112)        (8,125)            --        (41,237)
-----------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                          --            --       (167,675)       (48,925)        12,529       (204,071)
-----------------------------------------------------------------------------------------------------------------------------------
Operating income                                       --            --         16,749          3,880             --         20,629
-----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                   --            --            318             36            (90)           264
   Interest expense                                    --        (8,119)        (3,476)          (527)            90        (12,032)
   Amortization of deferred
     financing fees                                    --          (998)            --            (24)            --         (1,022)
   Minority interest                                 (297)           --         (1,012)            --             --         (1,309)
   Debt extinguishment expenses                        --        (3,061)            --           (203)            --         (3,264)
   Equity income (loss) from subsidiaries            (586)       11,843          1,783             --        (13,040)            --
   Other, net                                          --          (251)          (294)          (119)            --           (664)
-----------------------------------------------------------------------------------------------------------------------------------
     Total nonoperating expense                      (883)         (586)        (2,681)          (837)       (13,040)       (18,027)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    (883)         (586)        14,068          3,043        (13,040)         2,602
Income tax expense                                     --            --         (2,225)        (1,260)            --         (3,485)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $   (883)     $   (586)     $  11,843       $  1,783       $(13,040)     $    (883)
===================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                         September 30, 2004 (Unaudited)
                                 (In thousands)

                                                    Playboy                                      Non-                       Playboy
                                               Enterprises,     Holdings     Guarantor      Guarantor                  Enterprises,
                                              Inc. (Parent)     (Issuer)  Subsidiaries   Subsidiaries   Eliminations           Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                         $      --    $      --     $  26,312      $   5,725      $      --      $  32,037
Marketable securities                                    --           --         3,672             --             --          3,672
Receivables, net of allowance for
   doubtful accounts                                     --           --        33,243          6,612             --         39,855
Receivables from related parties                         --           --         1,480              9             --          1,489
Inventories, net                                         --           --        11,600          2,441             --         14,041
Deferred subscription acquisition
   costs                                                 --           --        12,359             --             --         12,359
Other current assets                                     --           --         5,808          2,545             --          8,353
-----------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                  --           --        94,474         17,332             --        111,806
-----------------------------------------------------------------------------------------------------------------------------------
Receivables from affiliates                              --       75,446        33,782             --       (109,228)            --
Property and equipment, net                              --           --        10,146          1,526             --         11,672
Long-term receivables                                    --           --         2,755             --             --          2,755
Programming costs, net                                   --           --        56,565          1,644             --         58,209
Goodwill                                                 --           --       111,370            523             --        111,893
Trademarks                                               --           --        55,263             --             --         55,263
Distribution agreements, net of
   accumulated amortization                              --           --        31,566             --             --         31,566
Investment in subsidiaries                          153,763      153,763       (24,224)            --       (283,302)            --
Other noncurrent assets                                  --        5,043        14,210             57             --         19,310
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                      $ 153,763    $ 234,252     $ 385,907      $  21,082      $(392,530)     $ 402,474
===================================================================================================================================

Liabilities
Acquisition liabilities                           $      --    $      --     $   9,600      $     465      $      --      $  10,065
Accounts payable                                         --           98        14,230          5,923             --         20,251
Accrued salaries, wages and
   employee benefits                                     --           --         7,284            141             --          7,425
Deferred revenues                                        --           --        44,334          6,072             --         50,406
Accrued litigation settlement                            --           --         1,000             --             --          1,000
Other liabilities and accrued expenses                   --          391        16,152            447             --         16,990
-----------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                             --          489        92,600         13,048             --        106,137
-----------------------------------------------------------------------------------------------------------------------------------
Financing obligations                                    --       80,000            --             --             --         80,000
Financing obligations to affiliates                      --           --        84,093         25,135       (109,228)            --
Acquisition liabilities, less current portion            --           --        15,888          5,961             --         21,849
Net deferred tax liabilities                             --           --        14,497             --             --         14,497
Accrued litigation settlement, less
     current portion                                     --           --         1,000             --             --          1,000
Other noncurrent liabilities                             --           --        11,919          1,162             --         13,081
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                        --       80,489       219,997         45,306       (109,228)       236,564
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                        --           --        12,147             --             --         12,147

Shareholders' equity                                153,763      153,763       153,763        (24,224)      (283,302)       153,763
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                           $ 153,763    $ 234,252     $ 385,907      $  21,082      $(392,530)     $ 402,474
===================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 2003
                                 (In thousands)

                                                    Playboy                                      Non-                       Playboy
                                               Enterprises,     Holdings     Guarantor      Guarantor                  Enterprises,
                                              Inc. (Parent)     (Issuer)  Subsidiaries   Subsidiaries   Eliminations           Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                         $      --    $      --     $  24,445      $   6,887      $      --      $  31,332
Marketable securities                                    --           --         3,546             --             --          3,546
Receivables, net of allowance for
   doubtful accounts                                     --           --        43,948          8,282             --         52,230
Receivables from related parties                         --           --        (7,277)         8,503             --          1,226
Inventories, net                                         --           --         9,624          2,393             --         12,017
Deferred subscription acquisition
   costs                                                 --           --        11,759             --             --         11,759
Other current assets                                     --           --         8,420          1,788             --         10,208
-----------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                  --           --        94,465         27,853             --        122,318
-----------------------------------------------------------------------------------------------------------------------------------
Receivables from affiliates                              --      110,843        49,315             --       (160,158)            --
Property and equipment, net                              --           --        10,621          1,399             --         12,020
Programming costs, net                                   --           --        56,442            984             --         57,426
Goodwill                                                 --           --       111,370            523             --        111,893
Trademarks                                               --           --        58,159             --             --         58,159
Distribution agreements, net of
   accumulated amortization                              --           --        32,170             --             --         32,170
Investment in subsidiaries                          106,636      106,636       (41,990)            --       (171,282)            --
Other noncurrent assets                                  --        8,013        16,023             38             --         24,074
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                      $ 106,636    $ 225,492     $ 386,575      $  30,797      $(331,440)     $ 418,060
===================================================================================================================================

Liabilities
Acquisition liabilities                           $      --    $      --     $  13,244      $   2,148      $      --      $  15,392
Accounts payable                                         --          131        17,205          5,563             --         22,899
Accrued salaries, wages and
   employee benefits                                     --           --        11,200            272             --         11,472
Deferred revenues                                        --           --        47,098          6,865             --         53,963
Accrued litigation settlement                            --           --         6,500             --             --          6,500
Other liabilities and accrued expenses                   --        3,725        13,896          1,467             --         19,088
-----------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                             --        3,856       109,143         16,315             --        129,314
-----------------------------------------------------------------------------------------------------------------------------------
Financing obligations                                    --      115,000            --             --             --        115,000
Financing obligations to related parties                 --           --       110,843         49,315       (160,158)            --
Acquisition liabilities, less current portion            --           --        21,107          5,875             --         26,982
Net deferred tax liabilities                             --           --        13,877             --             --         13,877
Accrued litigation settlement, less
   current portion                                       --           --         2,000             --             --          2,000
Other noncurrent liabilities                             --           --        11,888          1,282             --         13,170
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                        --      118,856       268,858         72,787       (160,158)       300,343
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                        --           --        11,081             --             --         11,081

Shareholders' equity                                106,636      106,636       106,636        (41,990)      (171,282)       106,636
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                           $ 106,636    $ 225,492     $ 386,575      $  30,797      $(331,440)     $ 418,060
===================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              Nine Months Ended September 30, 2004 (Unaudited)
                                        ---------------------------------------------------------------------------------------
                                              Playboy                                         Non-                      Playboy
                                         Enterprises,       Holdings      Guarantor      Guarantor                 Enterprises,
                                        Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations          Inc.
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                     $      --      $ (12,043)     $  (4,570)     $  15,235      $      --     $  (1,378)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                            --             --            150             --             --           150
Additions to property and equipment                --             --         (1,417)          (891)            --        (2,308)
Other, net                                         --             --            201             --             --           201
-------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities             --             --         (1,066)          (891)            --        (1,957)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from public equity offering           51,844             --             --             --             --        51,844
Repayment of financing obligations                 --        (35,000)            --             --             --       (35,000)
Payment of debt extinguishment expenses            --         (3,850)            --             --             --        (3,850)
Payment of acquisition liabilities                 --             --         (6,965)        (1,726)            --        (8,691)
Payment of preferred stock dividends             (651)            --             --             --             --          (651)
Proceeds from stock plans                         407             --             --             --             --           407
Other, net                                        (19)            --             --             --             --           (19)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   financing activities                        51,581        (38,850)        (6,965)        (1,726)            --         4,040
-------------------------------------------------------------------------------------------------------------------------------
Net receipts from (payments to)
   subsidiaries                               (51,581)        50,893         14,468        (13,780)            --            --
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                                --             --          1,867         (1,162)            --           705
Cash and cash equivalents
   at beginning of period                          --             --         24,445          6,887             --        31,332
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                         $      --      $      --      $  26,312      $   5,725      $      --     $  32,037
===============================================================================================================================

                                                              Nine Months Ended September 30, 2003 (Unaudited)
                                        ---------------------------------------------------------------------------------------
                                              Playboy                                         Non-                      Playboy
                                         Enterprises,       Holdings      Guarantor      Guarantor                 Enterprises,
                                        Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations          Inc.
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                     $    (186)     $  (8,398)     $   5,352      $   3,745      $      --     $     513
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                            --             --            116             --             --           116
Additions to property and equipment                --             --         (3,537)          (743)            --        (4,280)
Other, net                                         --             --            102              3             --           105
-------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities             --             --         (3,319)          (740)            --        (4,059)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                --        115,000             --             --             --       115,000
Repayment of financing obligations                 --        (65,267)            --           (500)            --       (65,767)
Payment of debt extinguishment
   expenses                                        --           (356)            --             --             --          (356)
Payment of acquisition liabilities                 --             --        (13,145)        (1,747)            --       (14,892)
Payment of deferred financing fees                 --         (9,023)            --             --             --        (9,023)
Other, net                                        253             --             --             --             --           253
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   financing activities                           253         40,354        (13,145)        (2,247)            --        25,215
-------------------------------------------------------------------------------------------------------------------------------
Net receipts from (payments to)
   subsidiaries                                   (67)       (31,956)        35,527         (3,504)            --            --
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
   and cash equivalents                            --             --         24,415         (2,746)            --        21,669
Cash and cash equivalents
   at beginning of period                          --             --         (1,908)         6,026             --         4,118
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                         $      --      $      --      $  22,507      $   3,280      $      --     $  25,787
===============================================================================================================================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table represents our results of operations (in millions, except per share amounts):

                                                  Quarters Ended           Nine Months Ended
                                                   September 30,             September 30,
                                               --------------------      --------------------
                                                  2004         2003         2004         2003
---------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                        $  24.5      $  23.9      $  71.4      $  71.2
   International TV                               10.5          8.2         30.3         25.1
   Worldwide DVD/home video                        1.3          1.4          3.6          3.9
   Other                                           0.1          0.1          0.4          0.4
---------------------------------------------------------------------------------------------
   Total Entertainment                            36.4         33.6        105.7        100.6
---------------------------------------------------------------------------------------------
Publishing
   Playboy magazine
     Subscription                                 12.5         12.7         38.6         37.6
     Newsstand                                     2.7          3.4          9.6         10.1
     Advertising                                   9.4          6.9         26.6         22.4
   Other domestic publishing                       3.4          4.0          8.9          9.7
   International publishing                        1.5          1.5          4.6          4.1
---------------------------------------------------------------------------------------------
   Total Publishing                               29.5         28.5         88.3         83.9
---------------------------------------------------------------------------------------------
Online
   Subscriptions                                   5.3          4.7         15.4         13.0
   E-commerce                                      3.4          3.5         12.0         10.7
   Other                                           1.0          0.7          2.9          2.8
---------------------------------------------------------------------------------------------
   Total Online                                    9.7          8.9         30.3         26.5
---------------------------------------------------------------------------------------------
Licensing
   International licensing                         3.1          2.3          8.9          5.7
   Domestic licensing                              0.8          0.7          2.4          2.3
   Entertainment licensing                         0.5          0.4          1.5          1.0
   Artwork sales                                    --           --           --          1.9
   Marketing events                                0.2           --          2.7          2.8
---------------------------------------------------------------------------------------------
   Total Licensing                                 4.6          3.4         15.5         13.7
---------------------------------------------------------------------------------------------
Total net revenues                             $  80.2      $  74.4      $ 239.8      $ 224.7
=============================================================================================
Net income (loss)
Entertainment
   Before programming expense                  $  17.3      $  16.4      $  47.4      $  50.4
   Programming expense                           (10.5)        (9.7)       (32.0)       (29.2)
---------------------------------------------------------------------------------------------
   Total Entertainment                             6.8          6.7         15.4         21.2
---------------------------------------------------------------------------------------------
Publishing                                         1.2          1.0          5.2          2.9
---------------------------------------------------------------------------------------------
Online                                             1.1          0.5          3.0          0.9
---------------------------------------------------------------------------------------------
Licensing                                          2.6          1.8          7.6          6.7
---------------------------------------------------------------------------------------------
Corporate Administration and Promotion            (5.0)        (4.4)       (13.9)       (11.1)
---------------------------------------------------------------------------------------------
Operating income                                   6.7          5.6         17.3         20.6
---------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                               0.1          0.1          0.3          0.3
   Interest expense                               (2.9)        (4.2)       (10.7)       (12.0)
   Amortization of deferred financing fees        (0.3)        (0.3)        (1.0)        (1.0)
   Minority interest                              (0.4)        (0.3)        (1.1)        (1.3)
   Debt extinguishment expenses                     --           --         (5.9)        (3.3)
   Other, net                                     (0.1)        (0.3)        (0.8)        (0.7)
---------------------------------------------------------------------------------------------
Total nonoperating expense                        (3.6)        (5.0)       (19.2)       (18.0)
---------------------------------------------------------------------------------------------
Income (loss) before income taxes                  3.1          0.6         (1.9)         2.6
Income tax expense                                (1.2)        (1.2)        (2.6)        (3.5)
---------------------------------------------------------------------------------------------
Net income (loss)                              $   1.9      $  (0.6)     $  (4.5)     $  (0.9)
=============================================================================================
Basic and diluted EPS                          $  0.06      $ (0.03)     $ (0.16)     $ (0.05)
=============================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS

      Our revenues increased approximately 8% for the quarter and 7% for the nine-month period due to higher revenues from all of our groups.

      Operating income increased $1.1 million for the quarter due to improved operating results from each of our groups, except Entertainment, which was flat. Operating income was $3.3 million lower for the nine-month period due to lower income from our Entertainment Group as a result of a one-time retroactive revenue rate adjustment in the second quarter and higher programming amortization, as well as a planned increase in Corporate Administration and Promotion expenses. The impact of these factors was partially offset by improved operating income performance from Publishing, Online and Licensing.

      Net income for the quarter was a result of higher operating income compared to the prior year period as well as lower interest expense, due to the redemption of $35.0 million aggregate principal amount of our 11.0% senior secured notes due 2010, as previously discussed. The net loss for the nine-month period includes $5.9 million of debt extinguishment expenses related to the redemption, comprised of $3.9 million for the bond redemption premium and approximately $2.0 million for the non-cash write-off of the related deferred financing costs. The 2003 nine-month period included $3.3 million of debt extinguishment expenses in connection with prior financing obligations, which were paid upon completion of our debt offering in the first quarter of 2003.

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

ENTERTAINMENT GROUP

      Revenues from our domestic TV networks business increased $0.6 million, or 2%, for the quarter. For the nine-month period, domestic TV networks returned to growth with an increase of $0.2 million, or 3%, over the prior year period. The revenue increases for both the quarter and the nine-month period resulted largely from an increase in direct-to-home, or DTH, subscribers and an increase in video on demand, or VOD, revenues, which were due to the roll out of VOD service in additional cable systems. Additionally, renting our studio facility and providing various related services to third parties also contributed favorably to revenues in both periods. These revenue increases for the quarter and the nine-month period were partially offset by a decrease in pay-per-view buys. Revenues were also negatively impacted in both periods as a result of some affiliates of Time Warner Cable Inc., one of our major multiple systems operators, or MSOs, replacing our movie networks with other adult programming. In July 2004, we signed a new carriage agreement with Time Warner, which is expected to enable us to regain market share via VOD. A one-time $1.5 million unfavorable adjustment to movie network revenues from the unanticipated retroactive rate reduction related to the 2002 acquisition of one large MSO by another was also included in the nine-month period.

      Revenues from our international TV business increased $2.3 million, or 29%, for the quarter. For the nine-month period, international TV revenues were up $5.2 million, or 21%. The increase in both periods is attributed to higher DTH and cable revenues in the U.K. resulting from the launch of three new cable channels.

      The group's administrative expenses were flat for the quarter. For the nine-month period, administrative expenses increased 13% due in part to a contractually obligated severance charge, as well as higher legal and technology costs.

      As a result of the above, the group's segment income before programming expense increased $0.9 million for the quarter. Segment income before programming expense was $3.0 million lower for the nine-month period.

      Programming amortization increased $0.8 million, or 8%, and $2.8 million, or 9%, for the quarter and the nine-month period, respectively, due to the mix of programming. We are on track for our programming amortization to be approximately $41.0 million for the year and our programming cash expenditures to be approximately $44.0 million for the year, or flat compared to 2003 amounts.

PUBLISHING GROUP

      Playboy magazine revenues increased $1.6 million, or 7%, and $4.7 million, or 7%, for the quarter and the nine-month period, respectively. Newsstand revenues decreased $0.7 million for the quarter due to strong-selling issues in the prior year periods. For the nine-month period, newsstand revenues were down $0.5 million. Advertising pages and revenues increased 42% and $2.5 million, respectively, for the quarter. For the nine-month period, advertising pages and revenues increased 21% and $4.2 million, respectively. Subscription revenues decreased $0.2 million for the quarter and increased $1.0 million for the nine-month period. The increase for the nine months was primarily due to a favorable adjustment for paid subscriptions that will not be served, combined with higher list rental revenues in the current year. Ad sales for the 2004 fourth quarter magazine issues are closed, and we expect to report 30% lower ad revenues and 25% fewer ad pages compared to the 2003 fourth quarter. This anticipated decline is due to the Playboy 50th Anniversary issue in the prior year that had approximately 60 more ad pages compared to the current year comparative issue. We expect to close the year with approximately 20 more ad pages and flat revenues in 2004 compared to 2003.

      Revenues from our other domestic publishing businesses decreased $0.6 million, or 15%, and $0.8 million, or 8%, for the quarter and the nine-month period, respectively, primarily due to two fewer calendars published in the current year periods. Also contributing to the decline in the nine-month period were fewer copies sold and higher display costs for special editions, mostly offset by royalties from Hef's Little Black Book and Playboy: 50 Years: The Photographs.

      International publishing revenues were flat for the quarter and increased $0.5 million, or 12%, for the nine-month period primarily due to higher revenues from the Brazilian edition.

      The group's segment income increased $0.2 million and $2.3 million for the quarter and the nine-month period, respectively, attributable to the higher revenues partially offset by higher editorial costs for both periods.

ONLINE GROUP

      Online Group revenues increased $0.8 million, or 9%, and $3.8 million, or 14%, for the quarter and the nine-month period, respectively. Subscription revenues increased $0.6 million, or 13%, for the quarter and $2.4 million, or 18%, for the nine-month period primarily due to increases in our revenues per subscriber of 5% for the quarter and 13% for the nine-month period, as customers are choosing additional higher priced offerings as well as an overall increase in total subscribers. E-commerce revenues were flat for the quarter, due to the timing of catalog circulation, and increased by $1.3 million, or 12%, for the nine-month period as a result of increased email campaigns and special offers combined with increased catalog circulation. The group's segment income increased $0.6 million, or 128%, and $2.1 million, or 230%, for the quarter and the nine-month period, respectively, attributable to the higher revenues, partially offset by increases in related costs and higher marketing expenses.

LICENSING GROUP

      Licensing Group revenues increased $1.2 million, or 34%, and $1.8 million, or 13%, for the quarter and the nine-month period, respectively. International revenues increased $0.8 million for the quarter and $3.2 million for the nine-month period, due to higher royalties from existing licensees in Japan, Western Europe and Southeast Asia, as well as several new licensing arrangements. For the nine-month period, the increase in international revenues was partially offset by the sale in the prior year period of an original painting by Salvador Dali for $1.9 million. Segment income increased $0.8 million and $0.9 million for the quarter and the nine-month period, respectively, due to increased royalties in both periods which were partially offset by higher related expenses and, for the nine-month period, the prior year's sale of the Dali painting.

      In the first quarter of 2004, we sold our Sarah Coventry trademarks and service marks for their approximate book value, pursuant to an agreement under which we will receive payments over a period not to exceed ten years.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses increased $0.6 million, or 15%, for the quarter. They were $2.8 million, or 25%, higher for the nine-month period. The quarter was impacted by higher legal expenses partially offset by lower benefit-related expenses. The increase in expenses for the nine-month period was related to the new Senior Executive Vice President position, together with higher marketing, consulting and legal expenses.

INCOME TAX EXPENSE

      Our income tax provision consists primarily of foreign income tax related to our international networks and withholding tax on licensing income for which we do not receive a current U.S. income tax benefit. The tax provision also includes deferred federal and state income tax related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities. The tax provision for the nine-month period reflects a benefit of approximately $1.0 million from the reversal of deferred income taxes provided in prior periods relating to the tax amortization of the Sarah Coventry trademarks and service marks, which we sold in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2004, we had $32.0 million in cash and cash equivalents compared to $31.3 million in cash and cash equivalents at December 31, 2003. Total financing obligations were $80.0 million at September 30, 2004, compared to $115.0 million at December 31, 2003.

      Our cash position at September 30, 2004 included cash provided from our March 2003 $115.0 million offering of 11.00% senior secured notes due 2010, the net proceeds from our April 2004 public offering of Class B shares and cash from operations. We also have a $30.0 million revolving credit facility, which was increased from $20.0 million in September 2004. In addition, we amended the facility to extend the term to September 1, 2007 and to decrease the applicable margin by 1.0% on all borrowings and letters of credit. At September 30, 2004, there were no borrowings and $10.0 million in letters of credit outstanding under this facility. We believe that cash on hand and operating cash flows, together with funds available under our credit facility and potential access to credit and capital markets will be sufficient to meet our operating expenses, capital expenditures, debt service requirements and other contractual obligations as they become due.

      On April 26, 2004, we completed a public offering of 6,021,340 Class B shares at $12.69 per share, before underwriting discounts. Included in this offering were 4,385,392 shares sold by Playboy, 1,485,948 shares sold by Mr. Hefner and 150,000 shares sold by Christie Hefner. Playboy's shares included 3,600,000 initial shares, plus an additional 785,392 shares due to the underwriters' exercise of their over-allotment option. The shares sold by Mr. Hefner consisted of all of the shares of Class B common stock he received upon conversion, at the time of the offering, of all of the outstanding shares of Playboy Preferred Stock.

      Net proceeds to us from the sale of our shares were approximately $51.8 million. On June 11, 2004, we used $39.8 million of the net proceeds of this sale to redeem $35.0 million in aggregate principal amount of the outstanding 11.00% senior secured notes due 2010, which included a $3.9 million bond redemption premium and accrued and unpaid interest of $0.9 million. The balance of the net proceeds will be used for general corporate purposes. As a result of the redemption of the senior secured notes, we incurred second quarter charges of $3.9 million for the bond redemption premium and $2.0 million for the non-cash write-off of the related deferred financing costs.

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

FINANCING FROM RELATED PARTY

      At December 31, 2002, Playboy.com had an aggregate of $32.0 million of outstanding indebtedness to Mr. Hefner in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured. One promissory note, in the amount of $10.0 million, was extinguished in exchange for shares of Holdings Series A Preferred Stock with an aggregate stated value of $10.0 million. The two other promissory notes, in a combined principal amount of $17.2 million, were extinguished in exchange for $0.5 million in cash and shares of Holdings Series B Preferred Stock with an aggregate stated value of $16.7 million. Pursuant to the terms of an exchange agreement between us, Holdings, Playboy.com and Mr. Hefner and certificates of designation governing the Holdings Series A and Series B Preferred Stock, we were required to exchange the Holdings Series A Preferred Stock for shares of Playboy Class B stock and to exchange the Holdings Series B Preferred Stock for shares of Playboy Preferred Stock.

      On May 1, 2003, we exchanged the Holdings Series A Preferred Stock plus accumulated dividends for 1,122,209 shares of Playboy Class B stock and exchanged the Holdings Series B Preferred Stock for 1,674 shares of Playboy Preferred Stock with an aggregate stated value of $16.7 million. The Playboy Preferred Stock accrued dividends at a rate of 8.00% per annum, which were paid semi-annually.

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

CALIFA ACQUISITION

      The Califa acquisition agreement gives us the option of paying up to $71 million of the purchase price in cash or Class B stock through 2007. We have notified the sellers that the base consideration of $7.0 million and the performance-based payment of $7.0 million that are due in 2004 will be paid in cash. Under the terms of the agreement, the performance-based payment was paid in full on March 1, 2004 and the base consideration is paid in two equal installments of $3.5 million, one of which was paid on May 3, 2004 and the other of which was paid on November 1, 2004.

CASH FLOWS USED FOR OPERATING ACTIVITIES

      Net cash used for operating activities was $1.4 million for the nine-month period, which represents use of an additional $1.9 million compared to the prior year, which includes the payment of $6.5 million of the Logix settlement in the first quarter of 2004.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

      Net cash provided by financing activities was $4.0 million for the nine-month period principally due to the $51.8 million of net proceeds from the April 2004 public equity offering partially offset by the $35.0 million repayment of senior secured notes, the payment of $8.7 million of acquisition liabilities and the payment of $3.9 million of debt extinguishment expenses related to the bond redemption premium.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. We use words such as "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues" and other similar terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

(1) Foreign, national, state and local government regulation, actions or initiatives, including:

            (a) attempts to limit or otherwise regulate the sale, distribution or transmission of adult-oriented materials, including print, television, including video, and online materials,

            (b) limitations on the advertisement of tobacco, alcohol and other products which are important sources of advertising revenue for us, or

            (c) substantive changes in postal regulations or rates which could increase our postage and distribution costs;

(2) Risks associated with our foreign operations, including market acceptance and demand for our products and the products of our licensees;

(3) Our ability to manage the risk associated with our exposure to foreign currency exchange rate fluctuations;

(4) Changes in general economic conditions, consumer spending habits, viewing patterns, fashion trends or the retail sales environment which, in each case, could reduce demand for our programming and products and impact our advertising revenues;

(5) Our ability to protect our trademarks, copyrights and other intellectual property;

(6) Risks as a distributor of media content, including our becoming subject to claims for defamation, invasion of privacy, negligence, copyright, patent or trademark infringement, and other claims based on the nature and content of the materials we distribute;

(7) The risk our outstanding litigation could result in settlements or judgments which are material to us;

(8) Dilution from any potential issuance of additional common or convertible preferred stock in connection with financings or acquisition activities;

(9) Competition for advertisers from other publications, media or online providers or any decrease in spending by advertisers, either generally or with respect to the adult male market;

(10) Competition in the television, men's magazine, Internet and product licensing markets;

(11) Attempts by consumers or private advocacy groups to exclude our programming or other products from distribution;

(12) Our television and Internet businesses' reliance on third parties for technology and distribution, and any changes in that technology and/or unforeseen delays in its implementation which might affect our plans and assumptions;

(13) Risks associated with losing access to transponders and competition for transponders and channel space;

(14) The impact of industry consolidation, any decline in our access to, and acceptance by, DTH and/or cable systems and the possible resulting deterioration in the terms, cancellation of fee arrangements or pressure on margin splits with operators of these systems;

(15) Risks that we may not realize the expected increased sales and profits and other benefits from acquisitions and the restructuring of our international TV joint ventures;

(16) Any charges or costs we incur in connection with restructuring measures we may take in the future;

(17) Risks associated with the financial condition of Claxson Interactive Group Inc., our Playboy TV-Latin America, LLC joint venture partner;

(18)  Increases in paper or printing costs;

(19) Effects of the national consolidation of the single-copy magazine distribution system; and

(20) Uncertainty of the viability of our primarily subscription- and e-commerce-based Internet model.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Effective with the refinancing of our financing obligations, which occurred on March 11, 2003, we no longer have any floating interest rate exposure. All of our current debt is represented by the senior secured notes, which are fixed rate obligations. On June 11, 2004, we redeemed $35.0 million of the $115.0 million outstanding balance. The fair value of the $80.0 million senior secured notes will be influenced by changes in market rates and our credit quality. At September 30, 2004, the notes were trading above par for an implied fair value of $92.1 million.

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

      On April 12, 2004, Faherty filed suit in the United States District Court for the Southern District of New York against Spice, Playboy, Playboy Enterprises International Inc., or PEII, D. Keith Howington, Anne Howington and Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice with respect to defense costs and liabilities incurred by Faherty in the litigation described in the preceding paragraph, or the Logix litigation. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22,541,846 in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. Faherty filed post-trial motions for a judgment notwithstanding the verdict and a new trial, but these motions were both denied on or about September 21, 2004. On October 20, 2004, Faherty filed a notice of appeal from the verdict. In consideration of this appeal Faherty and Playboy have agreed to seek a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York. In the event Faherty's indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with Statement 5, Accounting for Contingencies, no liability has been accrued.

      On September 26, 2002, Directrix filed suit in the U.S. Bankruptcy Court in the Southern District of New York against Playboy Entertainment Group, Inc. In the complaint, Directrix alleged that it was injured as a result of the termination of a Master Services Agreement under which Directrix was to perform services relating to the distribution, production and post production of our cable networks and a sublease agreement under which Directrix would have subleased office, technical and studio space at our Los Angeles, California production facility. Directrix also alleged that we breached an agreement under which Directrix had the right to transmit and broadcast certain versions of films through C-band satellite, commonly known as the TVRO market, and Internet distribution. On November 15, 2002, we filed an answer denying Directrix's allegations, along with counterclaims against Directrix relating to the Master Services Agreement and seeking damages. On May 15, 2003, we filed an amended answer and counterclaims. On July 30, 2003, Directrix moved to dismiss one of the amended counterclaims, and on October 20, 2003, the Court denied Directrix's motion. The parties are engaged in discovery. We believe that we have good defenses against Directrix's claims. We believe it is not probable that a material judgment against us will result. In accordance with Statement 5, Accounting for Contingencies, no liability has been accrued.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number                     Description
--------------                     -----------

*10.1 Affiliation Agreement dated July 8, 2004 between Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc., and Time Warner Cable Inc.

 10.2 Second Amendment to April 23, 2002 Lease dated September 23, 2004 between Los Angeles Media Tech Center, LLC and Playboy Enterprises, Inc.

 10.3 Second Amendment, dated September 15, 2004, to the Credit Agreement, dated March 11, 2003, among PEI Holdings, Inc., each lender from time to time party thereto and Bank of America, N.A., as Agent.

 10.4 First Amendment, dated September 15, 2004, to Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 11, 2003, made and executed between Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent.

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

(b)   Reports on Form 8-K

      On August 5, 2004, we furnished a Current Report on Form 8-K, dated August 5, 2004, under Item 12., attaching our press release announcing our financial results for the second quarter of 2004.

      On September 17, 2004, we furnished a Current Report on Form 8-K, dated September 17, 2004, under Items 1.01 and 9.01, attaching an amendment, dated September 15, 2004, to our Credit Agreement, dated March 11, 2003, and an amendment to the related Deed of Trust, dated September 15, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PLAYBOY ENTERPRISES, INC.
                                                   (Registrant)


Date:  November 8, 2004                      By  /s/ Linda Havard
                                                 ---------------------------
                                                 Linda G. Havard
                                                 Executive Vice President,
                                                 Finance and Operations,
                                                 and Chief Financial Officer
                                                 (Authorized Officer and
                                                 Principal Financial and
                                                 Accounting Officer)