Form 10-K
period 2004-12-31
PLAYBOY ENTERPRISES INC
filed 2005-03-02
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
             Title of each class                           on which registered
             -------------------                          ---------------------
Class A Common Stock, par value $0.01 per share          New York Stock Exchange
                                                         Pacific Exchange
Class B Common Stock, par value $0.01 per share          New York Stock Exchange
                                                         Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

      The aggregate market value of Class A Common Stock held by nonaffiliates on June 30, 2004 (based upon the closing sale price on the New York Stock Exchange) was $15,939,073. The aggregate market value of Class B Common Stock held by nonaffiliates on June 30, 2004 (based upon the closing sale price on the New York Stock Exchange) was $240,975,111.

      At February 28, 2005 there were 4,864,102 shares of Class A Common Stock and 28,560,883 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required for Part II. Item 5 and Part III. Items 10-14 of this report is incorporated herein by reference to the Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual meeting of Stockholders to be held in May 2005.

                            PLAYBOY ENTERPRISES, INC.
                          2004 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                              Page
                                                      PART I

Item 1.  Business                                                                                               3
Item 2.  Properties                                                                                            23
Item 3.  Legal Proceedings                                                                                     24
Item 4.  Submission of Matters to a Vote of Security Holders                                                   25

                                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
         of Equity Securities                                                                                  25
Item 6.  Selected Financial Data                                                                               26
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                            44
Item 8.  Financial Statements and Supplementary Data                                                           44
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                  78
Item 9A. Controls and Procedures                                                                               78
Item 9B. Other Information                                                                                     80

                                                     PART III

Item 10. Directors and Executive Officers of the Registrant                                                    80
Item 11. Executive Compensation                                                                                80
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters        80
Item 13. Certain Relationships and Related Transactions                                                        80
Item 14. Principal Accounting Fees and Services                                                                80

                                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K                                       81

                                     PART I

Item 1. Business

      Playboy Enterprises, Inc., together with its subsidiaries and predecessors, will be referred to in this Form 10-K Annual Report by terms such as "we," "us," "our," "Playboy" and the "Company," unless the context otherwise requires. We were organized in 1953 to publish Playboy magazine and are now a worldwide leader in the development and distribution of multi-media lifestyle entertainment for adult audiences. The Playboy brand is one of the most widely recognized and popular brands in the world. The strength of our brand drives the financial performance of our Entertainment, Publishing and Licensing Groups. Our programming is carried in the U.S. by all six of the major multiple system operators, or MSOs, and both of the largest satellite direct-to-home, or DTH, providers. We have online operations consisting of a network of websites with an established and growing subscriber and revenue base. Playboy magazine is the best-selling monthly men's magazine globally, with a worldwide paid monthly circulation of over four million copies. Our licensing businesses leverage the Playboy name, the Rabbit Head Design and our other trademarks in the worldwide licensing of a variety of consumer products.

      Our businesses are currently classified into the following three reportable segments: Entertainment, Publishing and Licensing. During the fourth quarter of 2004, we announced the realignment of our existing TV, DVD, online and wireless businesses. As a result of the new operating structure, we have changed our reportable business segments to include within the Entertainment Group segment the operations formerly reported in the Online Group segment. The new structure is designed to streamline operations, maximize return on content creation and increase responsiveness to customers. Net revenues, income (loss) before income taxes, depreciation and amortization and identifiable assets of each reportable segment are set forth in Note (U) Segment Information of Notes to Consolidated Financial Statements. Prior periods have been restated for the realignment of our business segments.

      Our trademarks and copyrights are critical to the success and potential growth of all of our businesses. Our trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, the Rabbit Head Design, Playmate and Spice. We also own numerous domain names related to our online business.

ENTERTAINMENT GROUP

      Our Entertainment Group operations include the production and marketing of lifestyle adult television programming for our domestic and international TV networks, web-based entertainment experiences, wireless content distribution, e-commerce, worldwide DVD products and online gaming under the Playboy and Spice brand names.

Programming

      Our Entertainment Group develops, produces, acquires and distributes a wide range of high-quality adult television programming for our domestic and international TV networks, video-on-demand, or VOD, subscription video-on-demand, or SVOD, and worldwide DVD products. Our proprietary productions include feature films, magazine-format shows, reality-based and dramatic series, documentaries, live events and celebrity and Playmate features. Our programming features stylized eroticism in a variety of formats, enabling us to amortize our programming costs over multiple distribution platforms. We have produced a number of shows which air on the domestic and international Playboy TV networks and are also distributed internationally in countries where we do not have networks. Additionally, some of our programming has been released into DVD titles and/or has been licensed to other networks, such as HBO and Showtime. Our original series programming includes Night Calls, Sexy Girls Next Door, The Extreme Truth, Totally Busted and 7 Lives Xposed, Playboy TV's first venture into reality-based television.

      We invest in high-quality, adult-oriented programming to support our worldwide entertainment businesses. We invested $41.5 million, $44.7 million and $41.7 million in entertainment programming in 2004, 2003 and 2002, respectively. These amounts, which also include expenditures for licensed programming, resulted in the domestic production of 212, 268 and 243 hours of original programming for Playboy TV in 2004, 2003, and 2002, respectively. At December 31, 2004, our domestic library of primarily exclusive, Playboy branded original programming totaled approximately 2,700 hours. The remaining amounts of our programming expenditures were used to acquire high-quality adult movies in various edit standards, as the majority of the programming that airs on our movie networks is licensed, on an exclusive basis, from third parties. We will continue to acquire and produce original programming, but seek to place a heavier emphasis on producing content in order to take advantage of the economic benefits provided by producing and owning programming which can be sold through a variety of distribution channels. In 2005, we expect to invest approximately $38.0 million in Company-produced and licensed programming, which could vary based on, among other things, the timing of completing productions. In addition to utilizing some of the programming we produce on our Internet sites and for licensing to wireless providers, in 2004, we spent approximately $2.3 million to produce content exclusively for our Internet sites. We expect this level of spending to continue for the foreseeable future.

      Our programming is delivered to DTH and cable operators through communications satellite transponders. We currently have four transponder service agreements related to our domestic networks, the terms of which currently extend through 2006, 2008, 2013 and 2014. We also have two international transponder service agreements, the terms of which currently extend through 2006 and 2009. These service agreements contain protections typical in the industry against transponder failure, including access to spare transponders, and conditions under which our access may be denied. Major limitations on our access to DTH or cable systems or satellite transponder capacity could materially adversely affect our operating performance. There have been no instances in which we have been denied access to transponder service.

      Our state-of-the-art studio facility in Los Angeles functions as a centralized digital, technical and programming facility for the Entertainment Group. This studio enables us to produce original programming in a more efficient and cost effective operating environment. In 2003, we upgraded our production capabilities so that the programming we create is now available in high-definition format. We currently utilize this facility to provide playback, production control and origination services for our own networks, as well as for third parties, which offsets some of our fixed costs.

Domestic TV Networks

      We currently operate multiple domestic TV networks, which include Playboy TV, Playboy TV en Espanol, eight Spice branded movie networks, and Playboy Hot HD, broadcast in high-definition. Playboy TV, which airs a variety of original and proprietary programming as well as adult movies under exclusive license from leading adult studios, is offered through the DTH market and on cable on pay-per-view, or PPV, monthly subscription, VOD and SVOD bases. Playboy TV en Espanol is offered on cable on a PPV basis and on DTH as part of EchoStar's Dish Latino subscription package. Our Spice branded networks, Spice, Spice 2, Spice Live, Spice Hot, Spice Platinum, Spice Ultimate, Hot Net and Hot Zone, are referred to collectively as our movie networks. Our movie networks feature adult movies under exclusive license from leading adult studios and are currently offered via cable and DTH on a PPV or VOD basis. We also recognize licensing fee revenues from the licensing of our Playboy programming to other pay networks.

The following table illustrates certain information regarding approximate household units and current average retail rates for our networks (in millions, except retail rates):

                               Household Units (1)                    Average Retail Rates
                             -----------------------             -----------------------------
                             Dec. 31,       Dec. 31,                                   Monthly
                                 2004           2003                     PPV      Subscription
----------------------------------------------------------------------------------------------
Playboy TV
   DTH                           24.4           21.6             $      7.99     $       15.75
   Cable                         21.8           21.4                    9.41             13.30

Playboy TV en Espanol
   DTH                            9.3            8.1                      --                --(2)
   Cable                          2.9            3.3                    9.65                --

On-demand households
   VOD                            5.0            1.6                    9.46                --
   SVOD                           1.5            0.8                      --              5.02

Movie networks
   DTH                           48.2           42.2                    9.99                --
   Cable                         46.0           49.7             $     10.56     $          --
----------------------------------------------------------------------------------------------

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

      Most of our networks are provided through the DTH market in households with small dishes receiving a Ku-band medium or high power digital signal, such as those currently offered by DirecTV and EchoStar. Playboy TV is the only adult service to be available on all four major DTH services in the United States and Canada. It is currently available on DirecTV and EchoStar in the United States and ExpressVu and Star Choice in Canada. As previously mentioned, Playboy TV en Espanol is offered as part of EchoStar's Dish Latino subscription package. The Hot Network, The Hot Zone and Spice Platinum networks are all available on DirecTV. In 2004, we launched Spice Ultimate on EchoStar, replacing our previous feed of The Hot Zone network on that platform. Paul Kagan Associates, Inc., or Kagan, an independent media research firm, projects an average annual increase of approximately 6% in total DTH households from 2005 through 2007. Our revenues reflect our contractual share of the amounts received by the DTH operators, which are based on both the retail rates set by the DTH operators and the number of buys and/or subscribers.

      Our networks are also available to consumers through cable providers. Most cable services in the United States are distributed through MSOs and their affiliated cable systems, or cable affiliates. Once arrangements are made with an MSO, we negotiate channel space for our networks with each MSOs cable affiliates. Individual cable affiliates determine the retail price of both PPV, which can be dependent on the length of the block of programming, and monthly subscription services, which can be dependent on the number of premium services to which a household subscribes. Our revenues reflect our contractual share of the amounts received by the cable affiliates, which are based on both the retail rates set by the cable affiliates and the number of buys and/or subscribers.

      PPV programming can be delivered through any number of delivery methods, including (a) DTH, (b) digital and analog cable television, (c) wireless cable systems and (d) technologies such as cable modem and the Internet. Growth in the cable PPV market is expected to result principally from cable system upgrades, utilizing digital compression and other bandwidth expansion methods that provide cable operators additional channel capacity. In recent years, cable operators have been shifting from analog to digital technology in order to upgrade their cable systems and to counteract competition from DTH operators. Digital cable television has several advantages over analog cable television, including more channels, better audio and video quality, advanced set-top boxes that are addressable, a secure, fully scrambled signal, integrated program guides and advanced ordering technology. Our networks are delivered almost exclusively on a digital basis, as analog delivery represents a small portion of our overall network carriage. Kagan projects average annual increases of less than 1% in total cable households and 13% in digital cable households from 2005 through 2007. During this same period, Kagan projects an average annual decrease of approximately 27% in analog addressable cable households, as customers upgrade from older analog systems to the digital or DTH platforms. We believe this shift benefits us as there is more shelf space on digital platforms and, therefore, we are able to offer more programming to consumers.

      Additionally, recent technology advances have begun to allow digital consumers to not only order programs on a PPV basis, but also to choose VOD and SVOD. VOD differs from traditional PPV in that it allows viewers to purchase a specific movie or program for a period of time with DVD-like functionality. SVOD provides viewers with unlimited "on-demand" access to select programs from our featured libraries at a monthly subscription price. The basic premise is that consumers have a menu of options and can choose to buy a program "on-demand" without having to adhere to the schedule of a programmed network. MSOs, looking to take advantage of the consumer benefits provided by VOD, are currently in the process of supplanting traditional linear PPV networks with VOD/SVOD platforms. We are seeking to obtain a leading position in this new phase of technology by leveraging the power of our brand names, our large library of original programming and our relationships and agreements with leading major adult movie producers for VOD and SVOD rights from cable operators. We distribute VOD programming through four cable operators and Playboy TV SVOD programming through one operator and are in the process of negotiating agreements with other major operators. Overall, growth of "on-demand" technology will be dependent on a number of factors, including, but not limited to, operator investment, server/bandwidth capacity, availability of a two-way communication path, programmer rights issues and consumer acceptance. In 2004, Kagan reported total VOD households of approximately 19.8 million and projects an average annual increase of approximately 19% in VOD households from 2005 through 2007.

      Our agreements with cable and DTH operators are renewed or renegotiated from time to time in the ordinary course of business. In some cases, following the expiration of an agreement, we and the respective operator continue to operate in accordance with the terms of the expired agreement until a new agreement is negotiated. In any event, our agreements with MSOs and DTH operators generally may be terminated on short notice without penalty.

      From time to time, private advocacy groups have sought to exclude our programming from pay television distribution because of the adult-oriented content of the programming. Management does not believe that any such attempts will materially affect our access to DTH and cable systems, but the nature and impact of any such limitations in the future cannot be determined.

International

      In December 2002, we completed the restructuring of the ownership of our international TV joint ventures with Claxson Interactive Group, Inc. and its affiliates, or Claxson. The current scope of our international television business reflects the significant expansion of our ownership of Playboy TV and movie networks outside of the United States and Canada that occurred with this restructuring. See Note (C) Restructuring of Ownership of International TV Joint Ventures of Notes to Consolidated Financial Statements.

      We currently own and operate or license 22 Playboy, Spice and locally branded TV and movie networks in Europe, New Zealand, and the Pacific Far East. In addition, we have equity interests in seven additional networks in Japan, Latin America and Iberia through joint ventures. At December 31, 2004, our international TV networks were available in approximately 40.5 million household units outside of the United States and Canada, compared to approximately 37.0 million household units at December 31, 2003. The increase in household units is primarily due to new affiliate launches and growth in existing markets. These networks carry principally U.S.-originated content, which is subtitled or dubbed and complemented by local content. We also generate revenues by licensing programming rights to our extensive library of content to broadcasters in Europe, Canada, the Middle East, Africa, Asia, Australia and New Zealand.

      We own and operate television networks in the United Kingdom, which are further distributed through DTH and cable television throughout greater Europe. We license networks to local partners in Scandinavia, France, Germany, Turkey, Poland, Taiwan, Hong Kong, South Korea, Israel and New Zealand that are programmed for the cultural sensitivities of each country. Through a joint venture with Tohokushinsha Film Corp., we hold a 19.9% ownership interest in Playboy Channel Japan and a local adult service, The Ruby Channel. These international networks are generally available on both a PPV and a monthly subscription basis.

      We own a 19% interest in Playboy TV-Latin America, LLC, or PTVLA, a joint venture with Claxson that operates Playboy TV networks and a local adult service, Venus, in Latin America and Iberia. In these markets, PTVLA operates four networks, distributes Spice Live and licenses content from the Playboy library to broadcasters in the territory. Under the terms of our amended PTVLA operating agreement, Claxson maintains management control of PTVLA, although we have significant management influence. We now provide both programming and the use of our trademarks directly to PTVLA in return for 17.5% of the venture's net revenues with a guaranteed annual minimum. The term of the program supply and trademark agreement for PTVLA is ten years, unless terminated earlier in accordance with the terms of the agreement. PTVLA provides the feed for Playboy TV en Espanol and we pay PTVLA a 20% distribution fee for that feed based on the network's net revenues in the U.S. Hispanic market. Neither we nor Claxson are obligated to make any additional capital contributions to the PTVLA venture. If the management committee of PTVLA determines that additional capital is necessary for the conduct of PTVLA's business, we would have the option to contribute our pro rata share of additional capital. We have an option to purchase up to 49.9% of PTVLA at fair market value through December 23, 2012. In addition, we have the option to purchase the remaining 50.1% of PTVLA at fair market value, exercisable at any time during the period beginning December 23, 2007 and ending December 23, 2008, so long as we have previously or concurrently exercised the 49.9% buy-up option. We have the option to pay the purchase price for the 49.9% buy-up option in cash, shares of our Class B common stock, or Class B stock, or a combination of cash and Class B stock. However, if we exercise both options concurrently, we must pay the entire purchase price for both options in cash.

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

      We believe we can grow our international television business through (a) expanding the distribution reach of existing networks, (b) launching and operating additional networks in existing and new countries and (c) increasing subscription penetration and buy rates driven by new programming and scheduling tactics as well as more targeted marketing activity. We also expect that the continued roll out in digital addressable households in our existing international markets will favorably impact our growth.

      We also have an international Internet presence in foreign countries providing compelling content specifically tailored to those individual foreign audiences. We currently license international Playboy sites in over a dozen countries. Many of our international websites have local editorial staffs that develop original adult-oriented content, make use of content from the local edition of Playboy magazine and translate appropriate U.S.-originated
Playboy.com content. We have also entered into deals to provide content to wireless customers including Hutchison 3G in the U.K., Italy, Australia and Hong Kong, as well as other providers in France, Spain, Germany and other countries. Demand for content delivered to wireless devices continues to grow as wireless technology expands consumers' options.

Online Subscriptions

      Domestically, we offer multiple subscription-based websites and two online VOD theaters under the Playboy and Spice names. Subscriptions will remain the largest revenue stream from our online operations in 2005.

      We currently offer six premium clubs with monthly prices ranging from $19.95 to $29.95 and annual prices ranging from $95.40 to $189.96. Our largest club, Playboy Cyber Club, offers access to over 100,000 photos, including Playboy.com's Cyber Girls, many special features on Playmates, celebrities and co-eds and an extensive archive of Playboy magazine interviews. The Playboy TV Jukebox leverages our television and video assets and is geared toward giving the broadband Internet user a unique and high-quality experience. The PlayboyNet club consists of pictorials and video clips organized by thematic interests.

      In 2004, we launched Playboy Daily as a low-cost introductory website to the world of Playboy. The club is updated daily and is offered for $12 a year. The site is used as a marketing tool to introduce users to the world of Playboy and to promote our higher-priced premium subscription offerings.

E-Commerce

      Our Playboy branded e-commerce offerings include PlayboyStore.com, which is the primary destination for purchasing Playboy branded fashions, calendars, DVDs, jewelry and collectibles, as well as back issues of Playboy magazine and special editions. A Spice branded e-commerce offering, at SpicetvStore.com, offers adult-oriented products, including DVDs, lingerie and sensual products. Our e-commerce business also generates sales from printed catalog mailings for both Playboy and Spice products.

Other Businesses

      We also distribute our original programming domestically on both DVD and home video, which are sold in video and music stores and other retail outlets, through direct mail, including Playboy magazine, and online, including PlayboyStore.com. We also distribute various non-Playboy branded movies, continue to re-release titles previously only released on home video on DVD and, in 2004, began a new initiative into the crossover market for hip-hop music video product with the release of Snoop Dogg's Buckwild Bus Tour. Since October 2001, Image Entertainment, Inc., or Image, has distributed our DVD and VHS products in the United States and Canada.

      In 2004, we entered into distribution agreements with both Hush, a subsidiary of Columbia House, to create an adult DVD club and Infinity Resources, an owner of some of the largest DVD retailers on the Internet, to be their exclusive supplier of adult DVD products on their websites. These partnerships will allow us to leverage our direct marketing capabilities and generate new, incremental revenues, based on a varying percentage of their retail sales.

      The free Playboy.com website is designed with a goal of converting visitors to purchasers by directing them to our pay sites while also generating advertising revenues. Playboy.com offers original content and focuses on areas of interest to its target audience, including Arts & Entertainment, Sports, Events, On Campus, World of Playboy and Playmates.

      Our online gaming business currently consists of PlayboySportsBook.com and PlayboyCasino.com, which are licensed and operated by Ladbroke eGaming Limited. We have jointly implemented safeguards designed to prevent illegal wagering on our sites.

Competition

      Competition among television programming providers is intense for both channel space and viewer spending. Our competition varies in both the type and quality of programming offered, but consists primarily of other premium pay services, such as general-interest premium channels and other adult movie pay services. We compete with the other pay services as we (a) attempt to obtain or renew carriage with DTH operators and individual cable affiliates, (b) negotiate fee arrangements with these operators, (c) negotiate for VOD and SVOD rights and
(d) market our programming to consumers through these operators. Over the past several years, we have been adversely impacted by all of the competitive factors described above and, in addition, by consolidation in the cable industry, which has resulted in larger, but fewer, operators. The availability of and price pressure from more explicit content on the Internet and more pay television options, both mainstream and adult, also present a significant competitive challenge.

      While there can be no assurance that we will be able to maintain our current DTH and cable carriage or fee structures or maintain or grow our viewership in the face of this competition, we believe that strong Playboy and Spice brand recognition, the quality of our original programming and our ability to appeal to a broad range of adult audiences are critical factors which differentiate our networks from other providers of adult programming. Also, to optimize revenue potential, we are encouraging DTH and cable operators to market the full range of PPV, VOD, SVOD and monthly subscription options to consumers and to offer our services in high-definition format.

      Internationally, we experience even more significant competitive challenges. Competition abroad derives from both the availability of less explicit adult content on free television that is much more prevalent, specifically in Europe, than in the U.S., and competitive pay services. In the U.K., our six networks compete with a total of 27 other adult networks, and in Japan, our two channels compete with 24 adult networks. There are often low barriers to entry, which yield increasing competition, especially from companies in Asia and parts of Europe providing "home grown" content as opposed to dubbed American programs. However, we have used our vast content library and content acquisitions to create additional local channels (The Adult Channel, Spice, Spice 2, Spice Platinum, Climax and Venus), which complement the flagship Playboy TV brand in markets with demand for quality English language adult programming.

      The Internet industry is highly competitive, and we continue to compete for visitors, subscribers, buyers and advertisers. We believe that the primary competitive factors affecting our Internet operations include brand recognition, the quality of our content and products, technology, including the number of broadband homes, pricing, ease of use, sales and marketing efforts and consumer demographics. We believe that we compete favorably in respect to each of these factors. Additionally, we have the advantage of leveraging the power of the Playboy and Spice brands in multiple media, with our content libraries and marketing to loyal audiences. However, the availability of free content on the Internet continues to provide competitive challenges for operators of pay sites.

PUBLISHING GROUP

      Our Publishing Group operations include the publication of Playboy magazine, other domestic publishing businesses, including special editions, books, and calendars, and the licensing of international editions of Playboy magazine.

Playboy Magazine

      Founded by Hugh M. Hefner, in 1953, Playboy magazine continues to be the best-selling monthly men's magazine in the U.S. and in the world, based on the combined circulation of the U.S. and international editions. Circulation of the U.S. edition is approximately 3.1 million copies monthly. Combined average circulation of the 17 licensed international editions is approximately 1.1 million copies monthly. According to Fall 2004 data published by Mediamark Research, Inc., or MRI, an independent market research firm, the U.S. edition of Playboy magazine is read by approximately one in every seven men in the United States aged 18 to 34.

      Playboy magazine plays a key role in driving the continued popularity and recognition of the Playboy brand. Playboy magazine is a general-interest magazine targeted to men, with a reputation for excellence founded on providing high-quality photography, entertainment and articles on current issues, interests and trends. Playboy consistently includes in-depth, candid interviews with high profile political, business, entertainment and sports figures; pictorials of famous women; and content by leading authors, including the following:

           Interviews            Pictorials           Leading Authors
           ----------            ----------           ---------------
           Ben Affleck         Pamela Anderson      William F. Buckley
           Halle Berry         Drew Barrymore           Ethan Coen
         George Clooney        Cindy Crawford        Michael Crichton
           John Cusack         Carmen Electra        David Halberstam
           Bill Gates           Daryl Hannah          William Kennedy
         Tommy Hilfiger         Rachel Hunter          Jay McInerney
         Michael Jordan        Elle Macpherson       Joyce Carol Oates
          Jimmy Kimmel         Jenny McCarthy         George Plimpton
         Jack Nicholson        Denise Richards          Scott Turow
          Donald Trump        Anna Nicole Smith         John Updike
          Jesse Ventura         Katarina Witt          Kurt Vonnegut

      Playboy magazine has long been known for its quality of photography, editorial content and illustration in publishing the work of top photographers, writers and artists. Playboy magazine also features lifestyle articles on consumer products, fashion, automobiles and consumer electronics and covers the worlds of sports and entertainment. With the publication of its January 2004 issue, Playboy celebrated its 50th Anniversary, a notable achievement. Revitalized by a fresh design in 2003, new contributors and a new editorial base in New York, Playboy magazine published some of its finest issues in 2004. The front-of-book section was redesigned and the venerable Forum section was reconfigured. In its current state, the magazine is highly accessible while keeping to the tradition of its sophisticated history. Literary and libertarian, Playboy magazine continues to upend convention and delight its audience with a varied mix of elements, as it has for the past half-century.

      The net circulation revenues of the U.S. edition of Playboy magazine for 2004, 2003 and 2002 were $65.2 million, $65.9 million and $62.3 million, respectively. Net circulation revenues are gross revenues less commissions, discounts, provisions for newsstand returns and display costs and unpaid subscriptions. Circulation revenue comparisons may be materially impacted with respect to newsstand sales in any period based on sales of issues featuring major celebrities.

      According to the Audit Bureau of Circulations, or ABC, an independent audit agency, for the six months ended December 31, 2004, Playboy magazine was the 13th highest-ranking U.S. consumer publication, with a circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) of
3.15 million. Playboy magazine's circulation rate base for the same period was larger than each of Newsweek, Cosmopolitan and Maxim.

      Playboy magazine has historically generated approximately two-thirds of its revenues from subscription and newsstand circulation, with the remainder primarily from advertising. Subscription copies represent approximately 88% of total copies sold. We believe that managing Playboy's circulation to be primarily subscription driven provides a stable and desirable circulation base, which is attractive to advertisers. In addition, according to the MRI data previously mentioned, the median age of male Playboy readers is 33, with a median annual household income of approximately $55,000, a demographic that we believe is also attractive to advertisers. We also derive revenues from the rental of Playboy magazine's subscriber list.

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

      Playboy magazine is one of the highest priced magazines in the United States. Effective with the April 2001 issue, the basic U.S. newsstand cover price is $4.99 ($6.99 for the December and January holiday issues) and the basic Canadian newsstand cover price is C$6.99 (C$7.99 for the December and January holiday issues). In addition, we generally increase the newsstand cover price by $1.00 when there is a feature of special appeal. We price test from time to time, but no general price increases are currently planned for 2005.

      Playboy magazine targets a wide range of advertisers. Advertising by category, as a percent of total advertising pages, and the total number of ad pages for the last three years were as follows:

                                        Fiscal Year   Fiscal Year   Fiscal Year
                                              Ended         Ended         Ended
Category                                   12/31/04      12/31/03      12/31/02
-------------------------------------------------------------------------------
Beer/Wine/Liquor                                 23%           20%           25%
Retail/Direct mail                               22            25            26
Tobacco                                          17            19            19
Home electronics                                  8             8             8
Automotive                                        7             4             4
Apparel/Footwear/Accessories                      3             5             4
Toiletries/Cosmetics                              3             3             4
All other                                        17            16            10
-------------------------------------------------------------------------------
Total                                           100%          100%          100%
===============================================================================
Total ad pages                                  573           555           515
===============================================================================

      We continue to focus on securing new advertisers, including expanding advertising from underserved categories. The net advertising revenues of the U.S. edition of Playboy magazine for 2004, 2003 and 2002 were $36.2 million, $36.1 million and $32.4 million, respectively. Net advertising revenues are gross revenues less advertising agency commissions, frequency and cash discounts and rebates. We publish the U.S. edition of Playboy magazine in 15 advertising editions: one upper income zip-coded, eight regional, two state and four metropolitan editions. All contain the same editorial material but provide targeting opportunities for advertisers. We implemented 4% cost per thousand increases in advertising rates effective with both the January 2004 and January 2005 issues.

      Levels of advertising revenues may be affected by, among other things, increased competition for and decreased spending by advertisers, general economic activity and governmental regulation of advertising content, such as tobacco products. However, since only approximately one-third of Playboy magazine's revenues and less than 15% of the Company's total revenues are from Playboy magazine advertising, we are not overly dependent on this source of revenue.

      Playboy magazine subscriptions are serviced by Communications Data Services, Inc., or CDS. Pursuant to a subscription fulfillment agreement, CDS performs a variety of services, including (a) processing orders or transactions,
(b) receiving,  verifying,  balancing and depositing  payments from subscribers,
(c) printing forms and promotional materials, (d) maintaining master files on all subscribers, (e) issuing bills and renewal notices to subscribers, (f) issuing labels, (g) resolving customer service complaints as directed by us and
(h) furnishing various reports to monitor all aspects of the subscription operations. The term of the agreement has been extended to June 30, 2006. Either party may terminate the agreement prior to expiration in the event of material nonperformance by, or insolvency of, the other party. We pay CDS specified fees and charges based on the types and amounts of service performed under the agreement. The fees and charges increase annually based on the consumer price index, to a maximum of six percent in one year. CDS's liability to us for a breach of its duties under the agreement is limited to actual damages of up to $140,000 per event of breach, except in cases of willful breach or gross negligence, in which case the limit is $280,000. The agreement provides for indemnification by CDS of us and our shareholders against claims arising from actions or omissions by CDS in compliance with the terms of the agreement or in compliance with our instructions.

      Distribution of the magazine and special editions to newsstands and other retail outlets is accomplished through Warner Publisher Services, Inc., or Warner, our national distributor. The issues are shipped in bulk to wholesalers, who are responsible for local retail distribution. We receive a substantial cash advance from Warner 30 days after the date each issue goes on sale. We recognize revenues from newsstand sales based on estimated copy sales at the time each issue goes on sale and adjust for actual sales upon settlement with Warner. These revenue adjustments are not material. Retailers return unsold copies to the wholesalers, who count and then shred the returned copies and report the returns by affidavit. The number of copies sold on newsstands varies from month to month, depending in part on consumer interest in the cover, the pictorials and the editorial features.

      Playboy magazine and special editions are printed at Quad/Graphics, Inc., or Quad, at a single site located in Wisconsin, which ships the product to subscribers and wholesalers. The print run varies each month based on expected sales and is determined with input from Warner. Paper is the principal raw material used in the production of these publications. We use a variety of types of high-quality coated and uncoated paper that is purchased from a number of suppliers. The market for paper has historically been cyclical, resulting in volatility in paper prices, which can materially affect the Publishing Group's financial results.

      We rely on CDS, Warner and Quad to produce and distribute our magazine. If they fail to perform their obligations on a timely basis, our operations could be adversely affected. Our agreements with these companies are renewed or renegotiated from time to time in the ordinary course of business. In some cases, following the expiration of an agreement, we and the respective company continue to operate in accordance with the terms of the expired agreement until a new agreement is negotiated.

      From time to time, Playboy magazine and certain of its distribution outlets and advertisers have been the target of private advocacy groups who seek to limit Playboy's availability because of its adult-oriented content. In our 51-year history, we have never sold a product that has been judged to be obscene or illegal in any U.S. jurisdiction.

      Magazine publishing companies face intense competition for readers, advertising and newsstand shelf space. Magazines and Internet sites primarily aimed at men are Playboy magazine's principal competitors. Other types of media that carry advertising, such as newspapers, radio and television, also compete for advertising revenues with Playboy magazine.

Other Domestic Publishing

      Our Publishing Group has also created media extensions, including special editions and calendars, which are primarily sold in newsstand outlets. We published 25 special editions in each of 2004 and 2003 and 24 in 2002. We expect to publish 25 special editions in 2005. Effective with the December 2002 issue, the U.S. special editions newsstand cover price is $7.99 and effective with the August 2002 issue, the Canadian special editions newsstand cover price is C$8.99. We price test from time to time, but no general price increases are currently planned for 2005.

Other domestic publishing also includes licensing the rights to third parties to publish books for which we receive royalties.

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

      Local publishing licensees tailor their international editions by mixing the work of their national writers and artists with editorial and pictorial material from the U.S. edition. We monitor the content of the international editions so that they retain the distinctive style, look and quality of the U.S. edition while meeting the needs of their respective markets. The license agreements vary but, in general, are for terms of three to five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are generally based on both circulation and advertising revenues. In 2004, two editions, the German and Brazilian, accounted for approximately one-half of our total licensing revenues from international editions.

LICENSING GROUP

      Our Licensing Group includes the licensing of consumer products carrying one or more of our trademarks and images, as well as Playboy branded retail stores, and location-based entertainment destinations, as well as certain revenue generating marketing activities.

      We license the  Playboy  name,  the Rabbit  Head Design and other  images, trademarks and artwork as well as the Spice name and trademarks for the worldwide manufacture, sale and distribution of a variety of consumer products. We work with licensees to develop, market and distribute high-quality Playboy and Spice branded merchandise. Our licensed product lines include men's and women's apparel, men's underwear and women's lingerie, accessories, collectibles, cigars, watches, jewelry, fragrances, small leather goods, stationery, music, eyewear, barware and home fashions. The group also licenses art-related products based on our extensive collection of artwork, most of which were commissioned as illustrations for Playboy magazine. Occasionally, we sell small portions of our art and memorabilia collection through auction houses such as Butterfields, Christie's and Sotheby's. Products are marketed primarily through retail outlets, including department and specialty stores. Our first Playboy concept store, located in an upscale Tokyo, Japan shopping district and funded by one of our licensees, opened in 2002. It offers a full collection of Playboy branded fashion and accessories for men and women, as well as other
Playboy branded products. We recently announced plans to open two additional concept stores in Las Vegas, Nevada, and Melbourne, Australia, that will be funded by the licensees. We expect the stores to debut in the fall of 2005.

      We continually seek to license our brand name and images in order to enter into new markets and retail categories, including a slot machine deal with Bally Gaming, Inc. In 2005, we launched our first foray into the video game business with the release of Playboy: The Mansion. The state-of-the-art game allows users to simulate the building of the Playboy Empire into a powerful business brand and pursue the ultimate Playboy lifestyle through traditional video game social role-playing and empire-building game play.

      We have recently expanded our licensing activities to include location-based entertainment destinations. In 2004, we announced our participation in location-based entertainment ventures to be developed in Shanghai, China and Las Vegas, Nevada. In both cases, our venture partners will provide the funding for the projects, and we will contribute the Playboy brand and trademarks and our marketing expertise. The Shanghai project will feature restaurants, lounges, a cabaret, a disco, a spa and a boutique. The Las Vegas project, located in the new tower currently under construction at the Palms Casino Resort, will include a nightclub, boutique, casino and lounge and a retail store and a sky villa.

      While our branded products are unique, we operate in an intensely competitive business that is extremely sensitive to economic conditions and shifts in consumer buying habits or fashion and lifestyle trends, as well as changes in the retail sales environment.

      Company-wide marketing operations consist of Alta Loma Entertainment, the Playboy Jazz Festival and Playmate Promotions. Since 2001, Alta Loma Entertainment has functioned as a production company that leverages our assets, including editorial material as well as icons like the Playmates, Playboy Mansion and Mr. Hefner, to develop original programming for other television networks. We have produced the Playboy Jazz Festival on an annual basis in Los Angeles at the Hollywood Bowl since June 1979 and have continued our sponsorship of related community events. Playmate Promotions represents the Playmates in advertising campaigns, trade shows, endorsements, commercials, motion pictures, television and videos for us and outside clients. These businesses are brand builders and are operated at approximately a break-even level of profitability.

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

PROMOTIONAL AND OTHER ACTIVITIES

      We believe that our sales of products and services are enhanced by the public recognition of the Playboy brand as symbolizing a lifestyle. In order to establish public recognition, we, among other activities, purchased in 1971 the Playboy Mansion in Los Angeles, California, where our founder and Editor-In-Chief, Hugh M. Hefner, lives. The Playboy Mansion is used for various corporate activities, including serving as a valuable location for video production, magazine photography and for online, advertising and sales events. It also enhances our image as host for many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increase public awareness of us and our products and services. As indicated in Part II.
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," or MD&A, and Part III. Item 13. "Certain Relationships and Related Transactions," Mr. Hefner pays us rent for that portion of the Playboy Mansion used exclusively for his and his personal guests' residence as well as the per-unit value of non-business meals, beverages and other benefits received by him and his personal guests. The Playboy Mansion is included in our Consolidated Balance Sheet at December 31, 2004, at a net book value of $1.6 million, including all improvements and after accumulated depreciation. We incur all operating expenses of the Playboy Mansion, including depreciation and taxes, which were $3.0 million, $2.3 million and $3.6 million for 2004, 2003 and 2002, respectively, net of rent received from Mr. Hefner.

      Through the Playboy Foundation, we support not-for-profit organizations and projects concerned with issues historically of importance to Playboy magazine and its readers, including anti-censorship efforts, civil rights, AIDS education, prevention and research, reproductive freedom and women's leadership activities. The Playboy Foundation provides financial support to many nonprofit organizations throughout the country.

      Our trademarks and copyrights are critical to the success and potential growth of all of our businesses. We actively protect and defend our trademarks and copyrights throughout the world and monitor the marketplace for counterfeit products. Consequently, we defend our trademarks by initiating legal proceedings from time to time to prevent their unauthorized use.

EMPLOYEES

      At February 28, 2005, we employed 657 full-time employees compared to 608 at February 29, 2004. No employees are represented by collective bargaining agreements. We believe we maintain a satisfactory relationship with our employees.

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

      Also posted on our website are the charters of the Audit Committee and Compensation Committee of our Board of Directors, our Code of Business Conduct and our Corporate Governance Guidelines. Copies of these documents are available free of charge by sending a request to Investor Relations, Playboy Enterprises, Inc., 680 North Lake Shore Drive, Chicago, Illinois 60611.

RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating us and our business.

We may not be able to protect our intellectual property rights.

We believe that our trademarks, particularly the Playboy name and Rabbit Head Design, and other proprietary rights are critical to our success, potential growth and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and proprietary rights. Our actions to establish and protect our trademarks and other proprietary rights, however, may not prevent imitation of our products by others or prevent others from claiming violations of their trademarks and proprietary rights by us. Any infringement or related claims, even if not meritorious, may be costly and time consuming to litigate, may distract management from other tasks of operating the business and may result in the loss of significant financial and managerial resources, which could harm our business, financial condition or operating results. These concerns are particularly relevant with regard to those international markets, such as China, in which it is especially difficult to enforce intellectual property rights.

Failure to maintain our agreements with MSOs and DTH operators on favorable terms could adversely affect our business, financial condition or results of operations.

We currently have agreements with the nation's six largest MSOs. We also have agreements with the principal DTH operators in the United States and Canada. Our agreements with these operators may be terminated on short notice without penalty. If one or more MSOs or DTH operators terminate or do not renew these agreements, or do not renew them on terms as favorable as those of current agreements, our business, financial condition or results of operations could be materially adversely affected.

In addition, competition among television programming providers is intense for both channel space and viewer spending. Our competition varies in both the type and quality of programming offered, but consists primarily of other premium pay services, such as general-interest premium channels and other adult movie pay services. We compete with the other pay services as we attempt to obtain or renew carriage with DTH operators and individual cable affiliates, negotiate fee arrangements with these operators, negotiate for VOD and SVOD rights and market our programming through these operators to consumers. The competition with programming providers has intensified as a result of consolidation in the DTH and cable systems industry, which has resulted in larger, but fewer, operators. The impact of industry consolidation, any decline in our access to, and acceptance by, DTH and/or cable systems and the possible resulting deterioration in the terms of agreements, cancellation of fee arrangements or pressure on margin splits with operators of these systems could adversely affect our business, financial condition or results of operations.

Limits on our access to satellite transponders could adversely affect our business, financial condition or results of operations.

Our cable television and DTH operations require continued access to satellite transponders to transmit programming to cable or DTH operators. Material limitations on our access to these systems or satellite transponder capacity could materially adversely affect our business, financial condition or results of operations. Our access to transponders may be restricted or denied if:

      o we or the satellite owner is indicted or otherwise charged as a defendant in a criminal proceeding;

      o the FCC issues an order initiating a proceeding to revoke the satellite owner's authorization to operate the satellite;

      o the satellite owner is ordered by a court or governmental authority to deny us access to the transponder;

      o we are deemed by a governmental authority to have violated any obscenity law; or

      o our satellite transponder providers fail to provide the required services.

In addition to the above, the access of Playboy TV, Spice and our other networks to transponders may be restricted or denied if a governmental authority commences an investigation or makes an adverse finding concerning the content of their transmissions. Technical failures may also affect our satellite transponder providers' ability to deliver transmission services.

We are subject to risks resulting from our operations outside the United States,
and  we  face  additional   risks  and  challenges  as  we  continue  to  expand
internationally.

The international scope of our operations may contribute to volatile financial results and difficulties in managing our business. For the year ended December 31, 2004, we derived approximately 22% of our consolidated revenues from countries outside the United States. Our international operations expose us to numerous challenges and risks, including, but not limited to, the following:

      o adverse political, regulatory, legislative and economic conditions in various jurisdictions;

      o     costs of complying with varying governmental regulations;

      o     fluctuations in currency exchange rates;

      o difficulties in developing, acquiring or licensing programming and products that appeal to a variety of different audiences and cultures;

      o     scarcity of attractive licensing and joint venture partners;

      o the potential need for opening and managing distribution centers abroad; and

      o difficulties in protecting intellectual property rights in foreign countries.

In addition, important elements of our business strategy, including capitalizing on advances in technology, expanding distribution of our products and content and leveraging cross promotional marketing capabilities, involve a continued commitment to expanding our business internationally. This international expansion will require considerable management and financial resources.

We cannot assure you that one or more of these factors or the demands on our management and financial resources would not harm any current or future international operations and our business as a whole.

Any inability to identify, fund investment in and commercially exploit new technology could have a material adverse impact on our business, financial condition or results of operations.

We are engaged in a business that has experienced significant technological change over the past several years and is continuing to undergo technological change. Our ability to implement our business plan and to achieve the results projected by management will depend on management's ability to anticipate technological advances and implement strategies to take advantage of technological change. Any inability to identify, fund investment in and commercially exploit new technology or the commercial failure of any technology that we pursue, such as VOD, could result in our business becoming burdened by obsolete technology and could have a material adverse impact on our business, financial condition or results of operations.

The online subscription portion of our entertainment business may be adversely affected by failure on our part to implement our business model, to satisfy consumers, by the impact of free content and by any decline in use of the Internet.

Business Model. Our online subscription business model relies on expanding our online subscriber base and increasing revenue per subscriber by selling premium content to our online subscribers. There can be no assurance that we will be able to provide the pricing and content necessary to attract new or retain existing subscribers and operate the online portion of our entertainment business profitably.

Consumer satisfaction. The Internet industry is highly competitive. If we fail to continue to develop and introduce new content, features, functions or services effectively or fail to improve the consumer experience, our business, financial condition or results of operations could be materially adversely affected.

Availability of free or low cost content. To the extent free or low cost adult content on the Internet continues to be available or increases, it may negatively affect our ability to attract subscribers and other fee-paying customers.

Internet use growth. If use of the Internet declines or fails to grow as projected, we may not realize the expected benefits of our investments in the online business. Internet usage may be inhibited by, among other factors:

      o     inadequate Internet infrastructure;

      o unwillingness of customers to shift their purchasing to on-line vendors;

      o     security and privacy concerns;

      o     the lack of compelling content;

      o problems relating to the development of the required technology infrastructure; and

      o     insufficient availability of cost-effective, high-speed service.

Our online operations are subject to security risks and systems failures.

Security risks. Online security breaches could materially adversely affect our business, financial condition or results of operations. Any well-publicized compromise of security could deter use of the Internet in general or use of the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials in particular. In offering online payment services, we may increasingly rely on technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could compromise or breach the algorithms that we use to protect our customers' transaction data. If third parties are able to penetrate our network security or otherwise misappropriate confidential information, we could be subject to liability, which could result in litigation. In addition, experienced programmers or "hackers" may attempt to misappropriate proprietary information or cause interruptions in our services which could require us to expend significant capital and resources to protect against or remediate these problems. Increased scrutiny by regulatory agencies such as the FTC and state agencies of the use of customer information could also result in additional expenses if we are obligated to reengineer systems, to comply with new regulations or to defend investigations of our privacy practices.

Other system failures. The uninterrupted performance of our computer systems is critical to the operations of our Internet sites. Our computer systems are located at Level 3 Communications in Chicago, Illinois and, as such, may be vulnerable to fire, power loss, telecommunications failures and other similar catastrophes. In addition, we may have to restrict access to our Internet sites to solve problems caused by computer viruses or other system failures. Our customers may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our content. Repeated system failures could substantially reduce the attractiveness of our Internet sites and/or interfere with commercial transactions, negatively affecting our ability to generate revenues. Our Internet sites must accommodate a high volume of traffic and deliver regularly updated content. Our sites have, on occasion, experienced slow response times and network failures. These types of occurrences in the future could cause users to perceive our web sites as not functioning properly and therefore induce them to frequent Internet sites other than ours. We are also subject to risks from failures in computer systems other than our own because our customers depend on their own Internet service providers for access to our sites. Our revenues could be negatively affected by outages or other difficulties customers experience in accessing our Internet sites due to Internet service providers' system disruptions or similar failures unrelated to our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our Internet systems or the systems of our customers' Internet service providers.

Piracy of our television networks, programming and photographs could materially reduce our revenues and adversely affect our business, financial condition or results of operations.

The distribution of our subscription programming by MSOs and DTH operators requires the use of encryption technology to assure that only those who pay can receive programming. It is illegal to create, sell or otherwise distribute mechanisms or devices to circumvent that encryption. Nevertheless, theft of subscription television programming has been widely reported. Theft of our programming reduces future potential revenue. In addition, theft of our competitors' programming can also increase our churn. Although MSOs and DTH operators continually review and update their conditional access technology, there can be no assurance that they will be successful in developing or acquiring the technology needed to effectively restrict or eliminate signal theft.

Additionally, the development of emerging technologies, including the Internet and online services, poses the risk of making piracy of our intellectual property more prevalent. Digital formats, such as the ones we use to distribute our programming through MSOs, DTH and the Internet, are easier to copy, download or intercept. As a result, users can download, duplicate and distribute unauthorized copies of copyrighted programming and photographs over the Internet or other media, including DVDs. As long as pirated content is available, many consumers could choose to download or purchase pirated intellectual property rather than pay to subscribe to our services or purchase our products.

National consolidation of the single-copy magazine distribution system may adversely affect our ability to obtain favorable terms on the distribution of Playboy magazine and special editions and may lead to declines in profitability and circulation.

In the past decade, the single-copy magazine distribution system has undergone dramatic consolidation. According to an economic study released by Magazine Publishers of America in October 2001, the number of magazine wholesalers has declined from more than 180 to just four large wholesalers that handle 90% of the single-copy distribution business. Currently, we rely on a single national distributor, Warner, for the distribution of Playboy magazine and special editions to newsstands and other retail outlets. As a result of this industry consolidation, we face increasing pressure to lower the prices we charge to wholesalers and increase our sell-through rates. If we are forced to lower the prices we charge wholesalers, we may experience declines in revenue. If we are unable to meet targeted sell-through rates, we may incur greater expenses in the distribution process. The combination of these factors could negatively impact the profitability and newsstand circulation for Playboy magazine.

If we are unable to generate revenues from advertising and sponsorships, or if we were to lose our large advertisers or sponsors, our business would be harmed.

If companies perceive Playboy magazine or Playboy.com to be a limited or ineffective advertising medium, they may be reluctant to advertise in our products or be a sponsor of our company. Our ability to generate significant advertising and sponsorship revenues depends upon several factors, including, among others, the following:

      o     our  ability  to  maintain  a  large,   demographically   attractive
            subscriber base for Playboy magazine and Playboy.com;

      o     our ability to offer attractive advertising rates;

      o     our ability to attract advertisers and sponsors; and

      o     our  ability  to  provide   effective   advertising   delivery   and
            measurement systems.

Our advertising revenues are also dependent on the level of spending by advertisers, which is impacted by a number of factors beyond our control, including general economic conditions, changes in consumer purchasing and viewing habits and changes in the retail sales environment. Our existing competitors, as well as potential new competitors, may have significantly greater financial, technical and marketing resources than we do. These companies may be able to undertake more extensive marketing campaigns, adopt aggressive advertising pricing policies and devote substantially more resources to attracting advertising customers.

We rely on third parties to service our Playboy magazine subscriptions and print and distribute the magazine and special editions. If these third parties fail to perform, our business could be harmed.

We rely on CDS to service Playboy magazine subscriptions. The magazine and special editions are printed at Quad at a single site located in Wisconsin, which ships the product to subscribers and wholesalers. We rely on a single national distributor, Warner, for the distribution of Playboy magazine and special editions to newsstands and other retail outlets. If CDS, Quad or Warner is unable to or does not perform, and we are unable to find alternative services in a timely fashion, our business could be adversely affected.

Increases in paper prices or postal rates could adversely affect our operating performance.

Paper costs are a substantial component of the manufacturing expenses of our publishing business and the direct marketing expenses of our online business. The market for paper has historically been cyclical, resulting in volatility in paper prices. An increase in paper prices could materially adversely affect our operating performance unless and until we can pass any increases through to the consumer.

The cost of postage also affects the profitability of Playboy magazine and our e-commerce business. An increase in postage rates could materially adversely affect our operating performance unless and until we can pass the increase through to the consumer.

If we experience a significant decline in our circulation rate base, our results could be adversely affected.

According to the ABC, an independent audit agency, with a circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) of
3.15 million for the six months ended December 31, 2004, Playboy magazine was the 13th highest-ranking U.S. consumer publication. Our circulation is primarily subscription driven, with subscription copies comprising approximately 88% of total copies sold. Although Playboy magazine's circulation rate base has remained stable over the last nine years, if we experience a significant decline in subscriptions, either because we lose existing subscribers or do not attract new subscribers, our results could be adversely affected.

We may not realize the expected benefits the restructuring of the ownership of our international TV joint ventures.

In December 2002, we completed the restructuring of the ownership of our international TV joint ventures. Our venture partner, Claxson, have encountered significant financial difficulties. We cannot be certain that Claxson's financial condition will not adversely affect our remaining joint venture or subject our recently concluded joint venture ownership restructuring to challenge. As a result, we cannot be certain that we will realize the expected benefits from the restructuring.

We may not be able to compete successfully with direct competitors or with other forms of entertainment.

We derive a significant portion of our revenue from subscriber based fees, advertising and licensing, for which we compete with various other media, including magazines, newspapers, television, radio and Internet web sites that offer customers information and services similar to those that we provide. We also compete with providers of alternative leisure time activities and media. Competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

We face competition on both country and regional levels. In addition, each of our businesses competes with companies that deliver content through the same platforms and with companies that operate in different media businesses. Many of our competitors, including large entertainment and media enterprises, have greater financial and human resources than we do. We cannot assure you that we can remain competitive with companies that have greater resources or that offer alternative entertainment and information options.

Government regulations could adversely affect our business, financial condition or results of operations.

Our businesses are regulated by governmental authorities in the countries in which we operate. Because of our international operations, we must comply with diverse and evolving regulations. Regulation relates to, among other things, licensing, access to satellite transponders, commercial advertising, subscription rates, foreign investment, Internet gaming, use of confidential customer information and content, including standards of decency/obscenity. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and exposing us to significant liabilities. While we are not able reliably to predict particular regulatory developments that could affect us adversely, those regulations related to adult content, the Internet, privacy and commercial advertising illustrate some of the potential difficulties we face.

Adult content. Regulation of adult content could prevent us from making our content available in various jurisdictions or otherwise have a material adverse effect on our business, financial condition or results of operations. The governments of some countries like China and India have sought to limit the influence of other cultures by restricting the distribution of products deemed to represent foreign or "immoral" influences. Regulation aimed at limiting minors' access to adult content could also increase our cost of operations and introduce technological challenges, such as by requiring development and implementaion of age verification systems.

Internet. Various governmental agencies are considering a number of legislative and regulatory proposals which may lead to laws or regulations concerning various aspects of the Internet, including online content, intellectual property rights, user privacy, taxation, access charges, liability for third party activities and jurisdiction. Regulation of the Internet could materially adversely affect our business, financial condition or results of operations by reducing the overall use of the Internet, reducing the demand for our services or increasing our cost of doing business.

Regulation of Commercial Advertising. We receive a significant portion of our advertising revenues from companies selling tobacco and alcohol products. For the year ended December 31, 2004, beer/wine/liquor and tobacco represented 23% and 17%, respectively, of the total ad pages of Playboy magazine. Significant limitations on the ability of those companies to advertise in Playboy magazine or on our Internet sites either because of legislative, regulatory or court action could materially adversely affect our business, financial condition or results of operations. In August 1996, the Food & Drug Administration announced regulations which prohibited the publication of tobacco advertisements containing drawings, colors or pictures. While those regulations were later held unconstitutional by the U.S. Supreme Court, future attempts may be made by other federal agencies to impose similar or other types of advertising limitations.

Our business involves risks of liability claims for media content, which could adversely affect our business, financial condition or results of operations.

As a distributor of media content, we may face potential liability for:

      o     defamation;

      o     invasion of privacy;

      o     negligence;

      o     copyright or trademark infringement; and

      o other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against broadcasters, publishers, online services and other disseminators of media content. We could also be exposed to liability in connection with material available through our Internet sites. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on us. In addition, measures to reduce our exposure to liability in connection with material available through our Internet sites could require us to take steps that would substantially limit the attractiveness of our Internet sites and/or their availability in various geographic areas, which would negatively affect their ability to generate revenue.

Private advocacy group actions targeted at our content could result in limitations on our ability to distribute our products and programming and negatively impact our brand acceptance.

Our ability to operate successfully depends on our ability to obtain and maintain distribution channels and outlets for our products. From time to time, private advocacy groups have sought to exclude our programming from local pay television distribution because of the adult oriented content of the programming. In addition, from time to time, private advocacy groups have targeted Playboy magazine and its distribution outlets and advertisers, seeking to limit the magazine's availability because of its adult oriented content. In addition to possibly limiting our ability to distribute our products and programming, negative publicity campaigns, lawsuits and boycotts could negatively affect our brand acceptance and cause additional financial harm by requiring that we incur significant expenditures to defend our business or by discouraging investors from investing in our securities.

In pursuing selective acquisitions, we may incur various costs and liabilities, and we may never realize the anticipated benefits of the acquisitions.

If appropriate opportunities become available, we may acquire businesses, products or technologies that we believe are strategically advantageous to our business. Transactions of this sort could involve numerous risks, including:

      o unforeseen operating difficulties and expenditures arising from the process of integrating any acquired business, product or technology, including the related personnel;

      o diversion of a significant amount of management's attention from the ongoing development of our business;

      o     dilution of existing stockholders' ownership interest in us;

      o     incurrence of additional debt;

      o exposure to additional operational risk and liability, including risks arising from the operating history of any acquired businesses;

      o entry into markets and geographic areas where we have limited or no experience;

      o     loss of key employees of any acquired companies;

      o     adverse effects on our  relationships  with suppliers and customers;
            and

      o adverse effects on the existing relationships of any acquired companies, including suppliers and customers.

Furthermore, we may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms favorable or acceptable to us or at all.

When we acquire businesses, products or technologies, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks. We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company. As a successor, we may be responsible for any past or continuing violations of law by the seller or the target company, including violations of decency laws. Although we generally attempt to seek contractual protections, such as representations and warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs. Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the scope, duration or amount of seller's indemnification obligations.

Our significant debt could adversely affect our business, financial condition or results of operations.

We have a significant amount of debt. As of December 31, 2004, we had $46.7 million in cash and cash equivalents and $80.0 million of total financing obligations outstanding, consisting of the 11% senior secured notes due 2010 issued by Holdings. In addition, we have a $30.0 million revolving credit facility. As of December 31, 2004, there were no borrowings and $10.0 million in letters of credit outstanding under this facility.

On February 22, 2005, Holdings commenced an offer to purchase for cash all $80.0 million of the outstanding senior secured notes. In connection with the tender offer, consents from holders of the senior secured notes are being solicited for certain amendments which would eliminate substantially all of the restrictive covenants and certain events of default and would release all of the related guarantees and collateral. The consent solicitation will expire on March 7, 2005, unless extended or earlier terminated. The tender offer will expire on March 22, 2005, unless extended or earlier terminated. The total amount of funds required to purchase all of the senior secured notes and make consent payments, to pay accrued and unpaid interest on the senior secured notes, and pay all fees and expenses in connection with the tender offer and consent solicitation is expected to be approximately $100.0 million, assuming all senior secured notes are validly tendered and not withdrawn prior to the consent deadline. We expect to fund the tender offer and consent solicitation from various sources, which may include available cash, borrowings under our existing credit facility, new debt financing, or a combination of these sources. As a result, even if the tender offer and the related financing are successfully completed, we will continue to have a significant amount of debt. Completion of the tender offer and consent solicitation is subject to the satisfaction of certain conditions, including (i) receipt of valid tenders for at least 66-2/3% of the principal amount of outstanding senior secured notes and (ii) completion of a financing having gross proceeds of at least $90.0 million. The tender offer and consent solicitation may be amended, extended or, under certain circumstances, terminated. There can be no assurance that that we will complete the tender offer and consent solicitation.

Although our existing and future debt instruments may have some limitations on the incurrence of additional debt, these restrictions are or would be subject to a number of qualifications and exceptions and, under some circumstances, we could incur substantial debt and comply with the restrictions. The amount of our existing and future debt could adversely affect us in a number of ways, including the following:

      o we may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;

      o debt-service requirements could reduce the amount of cash we have available for other purposes;

      o we could be disadvantaged as compared to our competitors, such as in our ability to adjust to changing market conditions; and

      o we may be restricted in our ability to make strategic acquisitions and to exploit business opportunities.

Our ability to make payments of principal and interest on our debt depends upon our future performance, general economic conditions and financial, business and other factors affecting our operations, many of which are beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our debt, including our obligations under the notes, we may be required, among other things:

      o     to seek additional financing in the debt or equity markets;

      o to refinance or restructure all or a portion of our debt, including the notes; and/or

      o     to sell assets.

These measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.

The terms of our existing credit facility and the indenture governing the senior secured notes impose restrictions on us that may affect our ability to successfully operate our business.

Our existing credit facility and the indenture governing the senior secured notes contain covenants that limit our actions. These covenants could materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interests. The covenants limit our ability to, among other things:

      o     incur or guarantee additional indebtedness;

      o     pay dividends or make other distributions on capital stock;

      o     repurchase capital stock;

      o     make loans and investments;

      o enter into agreements restricting our subsidiaries' ability to pay dividends;

      o     create liens;

      o     sell or otherwise dispose of assets;

      o     enter new lines of business;

      o     merge or consolidate with other entities; and

      o     engage in transactions with affiliates.

The credit facility also contains financial covenants requiring us to maintain specified minimum net worth and interest coverage ratios.

Our ability to comply with these covenants and requirements may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply.

We depend on our key personnel.

We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of some of our senior management team. If these members of the management team become unable or unwilling to continue in their present positions, our business, financial condition or results of operations could be materially adversely affected.

Ownership of Playboy Enterprises, Inc. is concentrated.

As of December 31, 2004, Hugh M. Hefner beneficially owned approximately 69.53% of our Class A common stock. As a result, given that our Class B common stock is non-voting, Mr. Hefner possesses significant influence over us on all matters, including the election of directors as well as transactions involving a potential change of control. Mr. Hefner may support, and cause us to pursue, strategies and directions with which holders of our securities disagree. The concentration of our share ownership may delay or prevent a change in control; impede a merger, consolidation, takeover, or other transaction involving us; or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales or issuances of equity could depress the market price of our common stock and be dilutive and affect our ability to raise funds through equity issuances.

If our stockholders sell substantial amounts of our common stock or we issue substantial additional amounts of our equity securities, or there is a belief that such sales or issuances could occur, the market price of our common stock could fall. These factors could also make it more difficult for us to raise funds through future offerings of equity securities. In July 2001, we acquired The Hot Network, The Hot Zone and the related television assets of Califa Entertainment Group, Inc., or Califa, and the Vivid TV network and related television assets of V.O.D., Inc., or VODI, which we refer to as the Califa acquisition. In connection with the Califa acquisition, we are obligated to make remaining payments totaling approximately $27.8 million over the next seven years. We have the option to pay up to $21.0 million of these scheduled payments in cash or shares of our Class B common stock. In addition, we may be obligated to pay cash or issue additional shares to the sellers in the Califa acquisition as make-whole payments or as interest on unpaid portions of the purchase price. The obligation to make these payments would arise in the event that we opt to make scheduled payments by issuing shares of our Class B common stock and the shares are not registered under the Securities Act of 1933, as amended, in a timely fashion or the proceeds from the sale of the shares to the sellers in the Califa acquisition are less than the aggregate value of those shares at the time of their issuance. The number of shares issued in satisfaction of each payment will be based on the market price of Class B common stock surrounding the payment dates. In addition, in the event that Playboy.com does not satisfy its obligations to redeem its Series A Preferred Stock for an amount equal to its original issue price of $10.0 million, which increases 8% per annum, compounded annually, from the date of issuance in August 2001 until its redemption at the option of the holder at any time after August 2006, we are obligated to satisfy these obligations, at our election, in cash, shares of Class B common stock or any combination of the two.

As a result of the potential issuance of shares pursuant to the Califa acquisition and the contingent redemption obligations or surrender of the Playboy.com Series A Preferred Stock, each as described above, a substantial number of additional shares of Class B common stock could be issued in the future. We are obligated to register these shares upon issuance and they would therefore become freely tradable, subject to our right to suspend sales in certain circumstances, and in the case of shares issued to the former owners of Califa and VODI, on contractual volume limitations. See Note (B) Acquisition to Notes to Consolidated Financial Statements for further information regard the Califa acquisition.

Item 2. Properties

Location                                Primary Use
--------                                -----------

Office Space Leased:

   Chicago, Illinois                    This  space  serves  as  our   corporate
                                        headquarters  and is  used by all of our
                                        operating   groups  and   executive  and
                                        administrative personnel.

   Los Angeles, California              This space  serves as our  Entertainment
                                        Group's headquarters and is utilized by executive and administrative personnel.

   New York, New York                   This space serves as our  Publishing and
                                        Licensing Groups' headquarters, and a limited amount of space used by the Entertainment Group and executive and administrative personnel.

   London, England                      This space is used by our  Playboy TV UK
                                        operations     and     executive     and
                                        administrative personnel.

Operations Facilities Leased:

   Los Angeles, California              This space is used by our  Entertainment
                                        Group   as   a   centralized    digital,
                                        technical and programming  facility.  We
                                        also utilize  parts of this  facility to
                                        handle   similar   functions  for  other
                                        clients.

   Santa Monica, California             This  space  is used  by our  Publishing
                                        Group  as  a   photography   studio  and
                                        offices.

   London, England                      This space is used by Playboy TV UK as a
                                        programming operation.

Property Owned:

   Los Angeles, California              The Playboy  Mansion is used for various
                                        corporate activities,  including serving
                                        as  a   valuable   location   for  video
                                        production, magazine photography and for online, advertising and sales events. It also enhances our image as host for many charitable and civic functions.

      We have subleased a portion of our excess office space and are working to sublease or terminate our remaining excess office space as a result of our restructuring efforts.

Item 3. Legal Proceedings

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998 due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of approximately $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and approximately $0.3 million for lost profits, respectively, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we are vigorously pursuing an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $8.5 million (which represents the amount of the judgment, costs and estimated pre- and post-judgment interest) in connection with the appeal. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained. In accordance with Statement of Financial Accounting Standards, or Statement, 5, Accounting for Contingencies, no liability has been accrued.

      On May 17, 2001, Logix Development Corporation, or Logix, D. Keith Howington and Anne Howington filed suit in state court in Los Angeles County Superior Court in California against Spice Entertainment Companies, Inc., or Spice, Emerald Media, Inc., or EMI, Directrix, Inc., or Directrix, Colorado Satellite Broadcasting, Inc., New Frontier Media, Inc., J. Roger Faherty, or Faherty, Donald McDonald, Jr., and Judy Savar. On February 8, 2002, plaintiffs amended the complaint and added as a defendant Playboy, which acquired Spice in 1999. The complaint alleged 11 contract and tort causes of action arising principally out of a January 18, 1997 agreement between EMI and Logix in which EMI agreed to purchase certain explicit television channels broadcast over C-band satellite. The complaint further sought damages from Spice based on Spice's alleged failure to provide transponder and uplink services to Logix. Playboy and Spice filed a motion to dismiss the plaintiffs' complaint. After pre-trial motions, Playboy was dismissed from the case and a number of causes of action were dismissed against Spice. A trial date for the remaining breach of contract claims against Spice was set for December 10, 2003, and then continued, first to February 11, 2004 and then to March 17, 2004. Spice and the plaintiffs filed cross-motions for summary judgment or, in the alternative, for summary adjudication, on September 5, 2003. Those motions were heard on November 19, 2003 and were denied. In February 2004, prior to the trial, Spice and the plaintiffs agreed to a settlement in the amount of $8.5 million, which we recorded as a charge in the fourth quarter of 2003, $6.5 million of which was paid in 2004 and $1.0 million in 2005. The remaining $1.0 million will be paid in 2006.

      On April 12, 2004, Faherty filed suit in the United States District Court for the Southern District of New York against Spice, Playboy, Playboy Enterprises International, Inc., or PEII, D. Keith Howington, Anne Howington and Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice with respect to defense costs and liabilities incurred by Faherty in the litigation described in the preceding paragraph, or the Logix litigation. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22.5 million in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. Faherty filed post-trial motions for a judgment notwithstanding the verdict and a new trial, but these motions were both denied on or about September 21, 2004. On October 20, 2004, Faherty filed a notice of appeal from the verdict. In consideration of this appeal Faherty and Playboy have agreed to seek a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York. In the event Faherty's indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with Statement 5, Accounting for Contingencies, no liability has been accrued.

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

      In the fourth quarter of 2004, we received a $5.6 million insurance recovery partially related to the prior year litigation settlement with Logix.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Stock price information, as reported in the New York Stock Exchange Composite Listing, is set forth in Note (X) Quarterly Results of Operations (Unaudited) of Notes to Consolidated Financial Statements. Our securities are traded on the exchanges listed on the cover page of this Form 10-K Annual Report under the ticker symbols PLA A (Class A voting) and PLA (Class B nonvoting). At February 28, 2005, there were 3,387 and 5,691 holders of record of Class A and Class B common stock, respectively. There were no cash dividends declared during 2004, 2003 and 2002. Our revolving credit facility and the indenture related to the senior secured notes we issued in March 2003 have limitations related to the payment of dividends.

      Other information required under this Item is contained in our Notice of Annual Meeting of Stockholders and Proxy Statement, or collectively, the Proxy Statement (to be filed), relating to the Annual Meeting of Stockholders to be held in May 2005, which will be filed within 120 days after the close of our fiscal year ended December 31, 2004, and is incorporated herein by reference.

Item 6. Selected Financial Data (1)
(in thousands, except per share amounts, number of employees and ad pages)

                                                            Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year
                                                                  Ended          Ended          Ended          Ended          Ended
                                                               12/31/04       12/31/03       12/31/02       12/31/01       12/31/00
-----------------------------------------------------------------------------------------------------------------------------------
Selected financial data (2)
Net revenues                                                  $ 329,376      $ 315,844      $ 277,622      $ 287,583      $ 303,360
Interest expense, net                                           (13,687)       (15,946)       (15,022)       (13,184)        (7,629)
Income (loss) from continuing operations before
 cumulative effect of change in accounting principle              9,989         (7,557)       (17,135)       (29,323)       (47,626)
Net income (loss)                                                 9,989         (7,557)       (17,135)       (33,541)       (47,626)
Net income (loss) applicable to common shareholders               9,561         (8,450)       (17,135)       (33,541)       (47,626)
Basic and diluted earnings (loss) per common share
   Income (loss) from continuing operations before
    cumulative effect of change in accounting principle            0.30          (0.31)         (0.67)         (1.20)         (1.96)
   Net income (loss)                                               0.30          (0.31)         (0.67)         (1.37)         (1.96)
EBITDA: (3)
   Net income (loss)                                              9,989         (7,557)       (17,135)       (33,541)       (47,626)
   Adjusted for:
      Cumulative effect of change in accounting
       principle                                                     --             --             --          4,218             --
      Income tax expense                                          3,845          4,967          8,544            996         16,227
      Interest expense                                           13,687         16,309         15,147         13,970          9,148
      Depreciation and amortization                              47,100         49,558         51,619         51,904         44,911
      Amortization of deferred financing fees                     1,266          1,407            993            905            840
      Amortization of restricted stock awards                       682             45          2,748             --             --
      Equity in operations of investments                            71             80           (279)           746            375
                                                              ---------      ---------      ---------      ---------      ---------
   EBITDA                                                     $  76,640      $  64,809      $  61,637      $  39,198      $  23,875
-----------------------------------------------------------------------------------------------------------------------------------
At period end
Total assets                                                  $ 420,581      $ 418,060      $ 369,721      $ 426,240      $ 388,488
Long-term financing obligations                               $  80,000      $ 115,000      $  68,865      $  78,017      $  94,328
Shareholders' equity                                          $ 168,450      $ 106,636      $  87,815      $  81,525      $ 114,185
Long-term financing obligations as a
 percentage of total capitalization                                  32%            52%            44%            49%            45%
Number of common shares outstanding
   Class A voting                                                 4,864          4,864          4,864          4,864          4,859
   Class B nonvoting                                             28,521         22,579         21,181         19,666         19,407
Number of full-time employees                                       645            592            581            610            686
-----------------------------------------------------------------------------------------------------------------------------------
Selected operating data
Cash investments in Company-produced and
 licensed entertainment programming                           $  41,457      $  44,727      $  41,717      $  37,254      $  33,061
Cash investments in online content                                2,317          2,436          4,434          4,739          6,200
                                                              ---------------------------------------------------------------------
      Total cash investments in programming and content          43,774         47,163         46,151         41,993         39,261
Amortization of investments in Company-produced
 and licensed entertainment programming                          41,695         40,603         40,626         37,395         33,253
Amortization of investments in content                            2,317          2,436          4,434          4,739          6,200
                                                              ---------------------------------------------------------------------
      Total amortization of programming and content           $  44,012      $  43,039      $  45,060      $  42,134      $  39,453
Domestic TV household units (at period end): (4)
   Playboy TV networks
      DTH                                                        24,400         21,600         19,200         18,100         15,400
      Cable                                                      21,800         21,400         19,700         18,100         14,200
   Movie networks (5)
      DTH                                                        48,200         42,200         38,400         35,300             --
      Cable                                                      46,000         49,700         47,700         42,300         24,600
On-demand households:
      VOD                                                         5,000          1,600          1,500             --             --
      SVOD                                                        1,500            800            700             --             --
International TV household units (at period end) (4)             40,500         37,000         30,900         29,500         25,700
Playboy magazine ad pages                                           573            555            515            618            674
-----------------------------------------------------------------------------------------------------------------------------------

For a more detailed description of our financial position, results of operations and accounting policies, please refer to Part II. Item 7. "MD&A" and Part II.
Item 8. "Financial Statements and Supplementary Data."

(1) Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

(2) There were no cash dividends declared on Class A or B common stock during the periods presented.

(3) EBITDA represents earnings from continuing operations before interest expense, income taxes, cumulative effect of change in accounting principle, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees, expenses related to the vesting of restricted stock awards and equity in operations of investments. We evaluate our operating results based on several factors, including EBITDA. We consider EBITDA an important indicator of the operational strength and performance of our ongoing businesses, including our ability to provide cash flows to pay interest, service debt and fund capital expenditures. EBITDA eliminates the uneven effect across business segments of noncash depreciation of property and equipment and amortization of intangible assets. Because depreciation and amortization are noncash charges, they do not affect our ability to service debt or make capital expenditures. EBITDA also eliminates the impact of how we fund our businesses and the effect of changes in interest rates, which we believe relate to general trends in global capital markets but are not necessarily indicative of our operating performance. Finally, EBITDA is used to determine compliance with some of our credit facilities. EBITDA should not be considered an alternative to any measure of performance or liquidity under accounting principles generally accepted in the United States, or GAAP. Similarly, EBITDA should not be inferred as more meaningful than any of those measures.

(4) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of our networks and/or multiple platforms (i.e. digital and analog) are available to that household.

(5) We acquired three networks in July 2001 in connection with the Califa acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      Since our inception in 1953 as the publisher of Playboy magazine, we have become a world leader in the development and distribution of multimedia entertainment for adult audiences. Today, our businesses are classified into three reportable segments: Entertainment, Publishing and Licensing. In the fourth quarter of 2004, we announced the realignment of our existing Online and Entertainment segments into a combined Entertainment Group. The new operating structure is designed to streamline operations, maximize return on content creation and increase responsiveness to customers. Prior periods have been restated to reflect the realignment of our reportable segments.

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and the accompanying notes.

REVENUES

      Today we generate most of our Entertainment Group revenues from PPV fees for our television network offerings, including Playboy TV and Spice branded domestic and international networks. Our network revenues are affected by marketing and retail price, which are controlled by the distributors, our revenue splits with distributors, which are negotiated, and the demand for our programming. We believe TV revenues will increasingly be generated from VOD and SVOD technologies. Internationally, we own and operate or license 22 Playboy, Spice and locally branded TV and movie networks, and we have equity interests in seven additional networks through joint ventures. We also receive licensing fees from Playboy websites outside of the United States. Subscription revenues from our multiple club websites, which offer unique Playboy or Spice branded content, e-commerce sales of Playboy and Spice branded and other consumer products, both online and through direct mail, and fees from licensing our content to wireless providers also contribute to Entertainment Group revenues. Other Entertainment Group revenues include the sale of DVDs and home videos, website advertising and online gaming.

      The majority of our Publishing Group revenues are derived from circulation, both subscription and newsstand sales, of Playboy magazine and special editions. Additionally, the group generates advertising sales from Playboy magazine, as well as royalties on circulation and advertising, from our 17 licensed international editions. Our subscription revenues are fairly consistent, while newsstand sales fluctuate and are typically higher for issues containing celebrity pictorials or other special content, such as articles or interviews. The group's revenues fluctuate with the general condition of the local and national economy, which impacts newsstand sales as well as advertising buying patterns. Revenues can also fluctuate when we increase the price of holiday or other special issues and issues containing major celebrities.

      Licensing Group revenues are principally generated from royalties received for the international and domestic licensing of our brand on consumer and entertainment products as well as periodic auction sales of small portions of our art and memorabilia collection. In the future, revenues will also be generated from location-based entertainment projects.

COSTS AND OPERATING EXPENSES

      Entertainment Group expenses include programming amortization, online content, network distribution, hosting, sales and marketing and administrative expenses as well as trademark license and administrative fees to the parent company. Amortization and content expenses relate to the expenditures associated with the creation of Playboy programming, the licensing of third-party programming for our movie networks and the creation of online content for our websites.

      Publishing Group expenses include manufacturing, subscription promotion, editorial, shipping and administrative expenses. Manufacturing, which includes the production of the magazine, represents the largest cost of the group and fluctuates by issue due mainly to the cost of paper and the number of pages in the magazine. Postage is also a major cost.

      Licensing   Group  expenses   include  agency  fees  and  promotional  and
administrative expenses.

      Corporate Administration and Promotion expenses include general corporate costs such as technology, legal, security, human resources, finance, investor relations and Company-wide marketing, communications and promotion, including expenses related to the Playboy Mansion.

RESULTS OF OPERATIONS

The following table represents our results of operations (in millions, except per share amounts):

                                                                   Fiscal Year      Fiscal Year      Fiscal Year
                                                                         Ended            Ended            Ended
                                                                      12/31/04         12/31/03         12/31/02
----------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                                              $    96.9        $    95.3        $    94.4
   International                                                          45.3             37.9             19.1
   Online subscriptions                                                   21.5             18.2             11.0
   E-Commerce                                                             18.7             16.8             14.4
   Other                                                                   6.8              7.5             13.7
----------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                   189.2            175.7            152.6
----------------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                      101.5            102.0             94.7
   Other domestic publishing                                              11.9             13.0             11.7
   International publishing                                                6.4              5.7              5.4
----------------------------------------------------------------------------------------------------------------
   Total Publishing                                                      119.8            120.7            111.8
----------------------------------------------------------------------------------------------------------------
Licensing
   International licensing                                                12.1              8.0              5.6
   Domestic licensing                                                      3.0              3.2              3.3
   Entertainment licensing                                                 2.0              1.4              0.5
   Marketing events                                                        3.0              2.9              2.8
   Other                                                                   0.3              3.9              1.0
----------------------------------------------------------------------------------------------------------------
   Total Licensing                                                        20.4             19.4             13.2
----------------------------------------------------------------------------------------------------------------
Total net revenues                                                   $   329.4        $   315.8        $   277.6
================================================================================================================
Net income (loss)
Entertainment
   Before programming amortization and online content expenses       $    77.1        $    73.9        $    68.5
   Programming amortization and online content expenses                  (44.0)           (43.0)           (45.1)
----------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                    33.1             30.9             23.4
----------------------------------------------------------------------------------------------------------------
Publishing                                                                 6.2              5.2              2.7
----------------------------------------------------------------------------------------------------------------
Licensing                                                                 10.5             10.3              4.6
----------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                   (18.2)           (16.6)           (15.8)
----------------------------------------------------------------------------------------------------------------
Total segment income                                                      31.6             29.8             14.9
Restructuring expenses                                                    (0.7)            (0.3)            (6.6)
Gain on disposal                                                            --               --              0.4
----------------------------------------------------------------------------------------------------------------
Operating income                                                          30.9             29.5              8.7
----------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                       0.6              0.4              0.1
   Interest expense                                                      (13.7)           (16.3)           (15.1)
   Amortization of deferred financing fees                                (1.3)            (1.4)            (1.0)
   Minority interest                                                      (1.4)            (1.7)            (1.7)
   Equity in operations of investments                                    (0.1)            (0.1)             0.3
   Insurance/litigation settlement                                         5.6             (8.5)              --
   Debt extinguishment expenses                                           (5.9)            (3.3)              --
   Vendor settlement                                                        --               --              0.7
   Other, net                                                             (0.9)            (1.2)            (0.6)
----------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                               (17.1)           (32.1)           (17.3)
----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                         13.8             (2.6)            (8.6)
Income tax expense                                                        (3.8)            (5.0)            (8.5)
----------------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $    10.0        $    (7.6)       $   (17.1)
================================================================================================================

Net income (loss)                                                    $    10.0        $    (7.6)       $   (17.1)
Dividend requirements of preferred stock                                  (0.4)            (0.9)              --
----------------------------------------------------------------------------------------------------------------
Income (loss) applicable to common shareholders                      $     9.6        $    (8.5)       $   (17.1)
================================================================================================================

Basic and diluted earnings (loss) per common share                   $    0.30        $   (0.31)       $   (0.67)
================================================================================================================

2004 COMPARED TO 2003

      Our revenues increased approximately $13.6 million, or 4%, compared to the prior year primarily due to higher revenues from our Entertainment Group.

      Operating income increased $1.4 million in 2004 primarily due to improved operating results from each of our groups, offset in part by higher planned Corporate Administration and Promotion expenses.

      Net income of $10.0 million for the current year included a $5.6 million insurance recovery partially related to a charge recorded in the prior year for a litigation settlement with Logix. The current year included $5.9 million of debt extinguishment expenses related to the second quarter bond redemption, comprised of $3.9 million for the bond redemption premium and approximately $2.0 million for the non-cash write-off of the related deferred financing costs. The previous year included $3.3 million of debt extinguishment expenses related to prior financing obligations, which were paid upon completion of our debt offering in 2003, as well as an $8.5 million charge for the litigation settlement mentioned above.

Entertainment Group

      The following discussion focuses on the profit contribution of each of our Entertainment Group businesses before programming amortization and online content expenses.

      Revenues from our domestic TV networks business increased $1.6 million, or 2%, for 2004. This improvement resulted from both a $2.2 million increase in DTH revenues related to subscriber growth and a $2.2 million increase in VOD revenues, due to the rollout of VOD service in additional cable systems. The 2004 launch of Playboy Hot HD and revenues associated with renting our studio facility and providing various related services to third parties also contributed favorably to revenues. The revenue increases were partially offset by a decrease in PPV buys as cable companies are migrating consumers from linear channels to VOD. Additionally, certain affiliates of Time Warner Cable Inc., or Time Warner, one of our MSOs, replaced our movie networks with other adult programming before we signed a new carriage agreement with Time Warner in July. We have regained some of our market share via VOD, and the Time Warner deal guarantees us a majority of the adult VOD shelf space on its systems. The second quarter of 2004 was also negatively impacted by a one-time $1.5 million unfavorable adjustment to movie network revenues from an unanticipated retroactive rate reduction related to the 2002 acquisition of one large MSO by another.

      Profit contribution for domestic TV networks increased $0.2 million, or 0.3%, for the year, as the revenue activity described above was mostly offset by higher distribution and overhead costs related to the operation of our production facility, combined with increased marketing, promotional and legal expenditures.

      In 2005, we anticipate growth opportunities in our domestic TV business to result from expected increases in digital home coverage and from the further rollout of VOD and SVOD. We anticipate this growth despite the ongoing decline of traditional, linear networks and a difficult negotiating environment with cable and satellite distributors as a result of industry consolidation.

      International revenues increased $7.4 million, or 20%, in 2004 primarily attributable to higher DTH and cable revenues in the U.K. of approximately $6.6 million resulting from the launch of three new channels and the impact of foreign currency. Higher international online revenues of approximately $0.8 million also contributed to the increase. Profit contribution from our international business increased $2.1 million, or 13%, in 2004 based on the higher revenues and offset in part by higher direct and overhead costs related to the launch of the three new U.K. channels.

      Online subscription revenues increased $3.3 million, or 18%, in 2004 due to an increase in average monthly subscribers and an increase in our revenues per subscriber as more customers continue to choose video-rich offerings via broadband. Higher costs of sales and technology costs partially offset the revenue increase.

      E-commerce revenues increased $1.9 million, or 11%, in 2004 due to increased catalog circulation combined with increased email campaigns. Profit contribution from e-commerce was partially impacted by higher marketing and circulation costs.

      Profit contribution from other businesses increased $0.4 million, or 30%, in 2004 due to a one-time $1.1 million favorable adjustment in the current year from the reversal of an accrual recorded in 2001 and 2002 related to the termination of a service agreement. Growth in our online advertising and online gaming businesses also contributed to the increase. These increases were mostly offset by a decrease in worldwide DVD profit contribution of $1.2 million, or 83%, as a result of fewer titles released in the current year combined with an increase in marketing expenses.

      The group's administrative expenses increased 6% in 2004 mainly due to a contractually obligated severance charge combined with higher legal expenses. The group's results included net fees of $5.4 million in both 2004 and 2003 from Playboy.com to Corporate Administration and Promotion and the Publishing Group for the use of the parent company's trademarks and content.

      Programming amortization and online content expenses increased $1.0 million, or 2%, compared to the prior year due to the mix of programming. In 2005, we anticipate a reduction in programming investments due partially to our strategic decision to focus on VOD and SVOD programming, which requires us to supply less programming to MSOs.

      Segment income for the group increased $2.2 million, or 8%, mainly due to the previously mentioned higher operating income from each of our lines of business, partially offset by increased administration and programming amortization expense.

Publishing Group

      Playboy magazine revenues decreased $0.5 million, or 1%, in 2004. Newsstand revenues in 2004 were $1.7 million lower principally due to more celebrity issues plus the 50th Anniversary issue which sold at higher cover prices in the prior year combined with a decrease in the number of U.S. and Canadian newsstand copies sold and higher display costs in the current year. Subscription revenues increased $1.1 million primarily due to a favorable adjustment for subscriptions that will not be served, higher net subscription revenue per copy as a result of a higher proportion of direct-to-publisher subscriptions, higher list rental revenues and a favorable bad debt reserve adjustment. A slight decrease in the number of subscription copies served partially offset the above-mentioned revenue increases. Advertising pages increased slightly while net revenue per page decreased slightly, resulting in flat advertising revenues, as expected, mostly due to the favorable impact of the Playboy 50th Anniversary issue in the prior year. Advertising sales for the 2005 first quarter magazine issues are closed, and we expect to report 1% higher advertising pages and 9% lower advertising revenues compared to the 2004 first quarter as a result of a soft first quarter.

      Revenues from our other domestic publishing businesses decreased $1.1 million, or 8%, primarily due to fewer copies sold and higher display costs for special editions. Two fewer calendars published in the current year also contributed to the decline, which was offset by higher royalties from books.

      International   publishing   revenues  increased  $0.7  million,  or  13%,
primarily due to higher revenues from several international editions.

      The group's segment income increased $1.0 million in 2004 primarily due to lower manufacturing and promotion costs as a result of the 50th Anniversary issue combined with the costs associated with moving our editorial functions from Chicago to New York in the prior year. Partially offsetting the impact of these lower costs were higher editorial costs related to celebrity pictorials in the current year and the lower revenues discussed above.

      Our  circulation  rate base for the six months ended December 31, 2004 was
3.15 million. According to ABC, our circulation was 1.1% below our circulation rate base for 2004.

      In 2005, we expect significantly higher paper costs combined with higher subscription acquisition expenses to meaningfully decrease group profitability.

Licensing Group

      Licensing Group revenues increased $1.0 million, or 5%, in 2004 mainly due to higher royalties from our international and entertainment products businesses. International revenues increased $4.1 million, or 51%, due to new licensee agreements in addition to higher royalties from existing licensees in Japan, Europe, Southeast Asia and Australia. Entertainment licensing revenues increased $0.6 million, or 50%, primarily due to higher royalties from our Bally's slot machine deal. Other revenues were $3.6 million lower than last year, due to the sale of an original Salvador Dali painting and 50th Anniversary auction of art, manuscripts and memorabilia in 2003.

      Segment income for the Licensing Group in 2004 increased $0.2 million, or 1%, on the above-mentioned net revenue increase.

      In the first quarter of 2004, we sold our Sarah Coventry trademarks and service marks for their approximate book value, pursuant to an agreement under which we will receive payments over a period not to exceed ten years.

Corporate Administration and Promotion

      Corporate Administration and Promotion expenses for 2004 increased $1.6 million, or 10%, which was less than the expected increase and was related to higher salary, marketing, consulting and legal expenses.

Restructuring Expenses

      In 2004, we recorded a restructuring charge of $0.5 million related to the realignment of our entertainment and online businesses. In addition, we recorded additional charges of $0.4 million related to the 2002 restructuring plan, due to excess office space, and reversed $0.2 million related to the 2001 restructuring plan as a result of changes in plan assumptions. Of the total costs related to all our restructuring plans, approximately $9.0 million was paid by December 31, 2004, with most of the remainder to be paid in 2005; however, some payments continue through 2007.

      In 2003, primarily due to excess space in our Chicago office, we recorded unfavorable adjustments of $0.1 million and $0.2 million to the previous estimates related to the 2002 and 2001 restructuring plans, respectively.

      In 2002, we recorded a $5.7 million restructuring charge, of which $2.9 million related to the termination of employees and $2.8 million related to the consolidation of our office spaces in Los Angeles and Chicago.

      In 2001, we implemented a restructuring plan that included a reduction in workforce coupled with vacating portions of certain office spaces. Total restructuring charges of $4.6 million were recorded, including $0.9 million recorded in 2002 as an unfavorable adjustment to the original estimate. Of the $4.6 million, $2.6 million related to the termination of employees and $2.0 million related to the excess office spaces in Chicago and New York.

      The   following   table   displays   the  activity  and  balances  of  the
restructuring reserve account for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                                   Consolidation
                                   Workforce   of Facilities and
                                   Reduction          Operations          Total
-------------------------------------------------------------------------------
Balance at December 31, 2001         $ 1,579             $ 1,142        $ 2,721
Additional reserve recorded            2,938               2,799          5,737
Write-off leasehold improvements          --                (437)          (437)
Adjustment to previous estimate          100                 806            906
Cash payments                         (1,845)               (505)        (2,350)
-------------------------------------------------------------------------------
Balance at December 31, 2002           2,772               3,805          6,577
Additional reserve recorded               --                  --             --
Adjustment to previous estimate         (168)                518            350
Cash payments                         (1,974)             (1,760)        (3,734)
-------------------------------------------------------------------------------
Balance at December 31, 2003             630               2,563          3,193
Additional reserve recorded              466                  --            466
Adjustment to previous estimate           --                 278            278
Cash payments                           (917)             (1,014)        (1,931)
-------------------------------------------------------------------------------
Balance at December 31, 2004         $   179             $ 1,827        $ 2,006
===============================================================================

Nonoperating Income (Expense)

      In 2004, we recorded total nonoperating expense of $17.1 million compared to $32.1 million in the prior year. The current year included a $5.6 million insurance recovery partially related to an $8.5 million charge recorded in the prior year for the Logix settlement. Lower interest expense as a result of the debt restructuring also contributed to the decrease. See the Liquidity and Capital Resources section for further information on the debt restructuring. Debt extinguishment expenses of $5.9 million related to the redemption of $35.0 million aggregate principal amount of our senior secured notes from the proceeds of our equity offering in the second quarter of 2004. In 2003, we incurred $3.3 million of debt extinguishment expenses related to the retirement of debt obligations.

Income Taxes

      Our effective income tax rate differs from U.S. statutory rates primarily as a result of the reduction in the valuation allowance corresponding to the utilization of our net operating loss carryforwards, the benefit from which was partially offset by foreign income and withholding tax, for which no current U.S. income tax benefit is recognized, and the deferred tax treatment of certain indefinite-lived intangibles.

      In 2004, we decreased the valuation allowance by $9.2 million, of which $4.8 million was due to the reduction in the deferred tax asset related to 2004 net income and the remainder was primarily due to the expiration of a portion of our capital loss carryforward and the deferred tax treatment of certain acquired intangibles. In 2003, we increased the valuation allowance by $3.3 million, of which $1.5 million was due to the deferred tax treatment of certain acquired intangibles and the remainder was primarily due to the deferred tax asset related to the 2003 net operating loss.

2003 COMPARED TO 2002

      Our revenues increased approximately $38.2 million, or 14%, in 2003 compared to the prior year largely due to the restructuring of our international TV joint ventures and the resulting consolidation of certain of these businesses in our operating results. Higher newsstand and advertising revenues for the 50th Anniversary issue combined with higher online subscription, e-commerce and licensing revenues also contributed to the overall increase.

      Operating income improved to $20.8 million, more than double the prior year, largely due to the swing in profitability of our Internet businesses as a result of growth in high-margin online subscription revenues. Increased Playboy magazine revenues also contributed to the improvement. All groups reported positive performance despite the expected decrease in worldwide DVD revenues and operating income. Also affecting the comparison was a $6.6 million restructuring charge taken in 2002 compared to a $0.3 million restructuring charge in 2003.

      Net loss for 2003 included an $8.5 million charge related to a litigation settlement with Logix as well as $3.3 million of debt extinguishment expenses in connection with financing obligations, which were repaid upon completion of our debt offering in the first quarter of 2003. In 2002, we recorded a $5.8 million non-cash income tax charge related to our adoption of Statement 142, Goodwill and Other Intangible Assets.

Entertainment Group

      The following discussion focuses on the profit contribution of each of our Entertainment Group businesses before programming amortization and online content expenses.

      Revenues from our domestic TV networks business increased $0.9 million, or 1%, for the year. The increase was due, in part, to increases in digital home coverage; however, revenues continued to be negatively impacted by theft of service, which we also believe is an area of focus for the DTH and cable operators. We also believe that revenues have been impacted by customer resistance to increases in total prices for services and the resulting dissatisfaction with the overall value of digital service. In general, our networks are digital services, carried by DTH and cable operators, and we are therefore negatively affected by customer churn in digital cable. The year reflected higher revenues related to Playboy TV en Espanol.

      Profit contribution for our domestic TV networks increased $1.1 million, or 2%, in 2003, which was impacted by lower amortization of intangibles acquired in the 2001 Califa acquisition, offset in part by higher distribution costs and overhead related to our first year in our new production facility. We also utilized our studio to provide playback, production control and origination services for third parties, which helped bring efficiencies and allowed us to spread our fixed costs to operate the facility.

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

      Revenues from our online subscription business increased $7.2 million, or 65%, due to growth in members and higher pricing of our various clubs, as well as the launch of new clubs.

      E-commerce revenues increased $2.4 million, or 17%, partly due to increased catalog circulation and improved marketing strategy for the Spice catalog, combined with increased email campaigns and special offers for PlayboyStore.com.

      Profit contribution from other businesses decreased $1.6 million, or 53%, due in part to a revenue decrease from our worldwide DVD business of approximately $5.0 million, or 47%. Revenues decreased due to fewer domestic titles released compared to 2002, as expected, and due to the absence of revenues from a large Korean contract, which were recorded in 2002. Lower online advertising revenues, partially caused by our decision to internally utilize the premium advertising space to drive traffic to our revenue generating websites, also contributed to the decrease.

      The group's administrative expenses increased mainly due to higher legal expenses related to the litigation with Logix in 2003 that were incurred prior to the settlement. The group's results included net fees of $5.4 million and $5.6 million in 2003 and 2002, respectively, to Corporate Administration and Promotion and the Publishing Group for use of the parent company's trademarks and content.

Publishing Group

      Playboy magazine revenues increased $7.3 million, or 8%, for 2003 due to higher newsstand and advertising revenues. Newsstand revenues were $4.1 million higher principally due to a 12% increase in the number of U.S. and Canadian newsstand copies sold in 2003. Advertising revenues increased $3.7 million, or 12%, due to the sale of more ad pages, primarily from our 50th Anniversary issue, combined with higher average net revenue per page. Subscription revenues were essentially flat in 2003 compared to 2002.

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

      Our circulation rate base was 3.15 million for the six months ended December 31, 2003. According to ABC, our actual circulation was 1.6% below our circulation rate base for 2003. We had an increase in newsstand circulation in 2003, at a time when our principal competitors reported decreases in newsstand circulation.

Licensing Group

      Segment income for 2003 from the Licensing Group increased $5.7 million, or 126%, on a revenue increase of $6.2 million, or 47%. Higher brand licensing royalties from our international and entertainment products businesses contributed to the revenue increase. Revenues from the 50th Anniversary auction of a portion of our collection of art, manuscripts, cartoons, photographs and memorabilia, and the earlier auction of an original painting by Salvador Dali, resulted in combined higher art revenues of $3.8 million in 2003 compared to $0.9 million in 2002.

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

      In 2002, we announced a Company-wide restructuring initiative in order to reduce our ongoing operating expenses. The restructuring resulted in a workforce reduction of 70 positions, or approximately 11%. In connection with the restructuring, we reported a $5.7 million charge in 2002, of which $2.9 million related to the termination of 53 employees. The remaining positions were eliminated through attrition. The initiative also involved consolidation of our office spaces in Los Angeles and Chicago, resulting in a charge of $2.8 million.

      In 2001, we implemented a restructuring plan in anticipation of a continuing weak economy. The plan included a reduction in workforce coupled with vacating portions of certain office spaces by combining operations for greater efficiency, refocusing sales and marketing, outsourcing some operations and reducing overhead expenses. Total restructuring charges of $4.6 million were recorded, including $0.9 million recorded in 2002 as an unfavorable adjustment to the original estimate. The adjustment was due primarily to a change in sublease assumptions. The restructuring resulted in a workforce reduction of approximately 15%, or 104 positions, through Company-wide layoffs and attrition. Approximately half of these employees were in the Online Group. Of the $4.6 million charge, $2.6 million related to the termination of 88 employees. The remaining positions were eliminated through attrition. The charge also included $2.0 million related to the excess office spaces in Chicago and New York.

Gain on Disposals

      In 2002, we sold our remaining 20% interest in VIPress, our Polish publishing joint venture, resulting in a gain of $0.4 million.

Nonoperating Income (Expense)

      In 2003, we recorded total nonoperating expense of $32.1 million compared to $17.3 million in the prior year. The most significant component was interest expense of $16.3 million, a $1.2 million increase from the prior year due primarily to an overall increase in our debt at a higher interest rate. We also recorded $8.5 million of expenses related to the settlement with Logix and $3.3 million of debt extinguishment expenses in connection with outstanding financing obligations, which were paid upon completion of our debt offering in the first quarter of 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2004, we had $46.7 million in cash and cash equivalents and $80.0 million in total financing obligations compared to $31.3 million in cash and cash equivalents and $115.0 million in total financing obligations at December 31, 2003.

      Our cash position at December 31, 2004 increased from the prior year due to cash provided from operations of approximately $16.4 million and the net proceeds from our April 2004 public offering of Class B shares. We also have a $30.0 million revolving credit facility, which was increased from $20.0 million in September 2004. In addition, we amended the facility to extend the term to September 2007 and to decrease the applicable margin by 1.0% on all borrowings and letters of credit. At December 31, 2004, there were no borrowings and $10.0 million in letters of credit outstanding under this facility. We believe that cash on hand and operating cash flows, together with funds available under our credit facility and potential access to credit and capital markets, will be sufficient to meet our operating expenses, capital expenditures and other contractual obligations as they become due.

      On April 26, 2004, we completed a public offering of 6,021,340 Class B shares at $12.69 per share, before underwriting discounts. Included in this offering were 4,385,392 shares sold by Playboy, 1,485,948 shares sold by Mr. Hefner and 150,000 shares sold by Christie Hefner, our Chairman and Chief Executive Officer. Playboy's shares included 3,600,000 initial shares, plus an additional 785,392 shares due to the underwriters' exercise of their over-allotment option. The shares sold by Mr. Hefner consisted of all of the shares of Class B common stock he received upon conversion, at the time of the offering, of all of the outstanding shares of Playboy Preferred Stock.

      Net proceeds to us from the sale of our shares were approximately $51.9 million. On June 11, 2004, we used $39.8 million of the net proceeds of this sale to redeem $35.0 million in aggregate principal amount of the outstanding 11.00% senior secured notes due 2010 issued by Holdings, or senior secured notes, which included a $3.9 million bond redemption premium and accrued and unpaid interest of $0.9 million. The balance of the net proceeds will be used for general corporate purposes. As a result of the redemption of the senior secured notes, we also incurred a $2.0 million non-cash charge to write-off the related deferred financing costs.

DEBT FINANCINGS

      On March 11, 2003, we completed the offering of $115.0 million in aggregate principal amount of senior secured notes through Holdings. On September 17, 2003, the senior secured notes were exchanged for new registered senior secured notes. The form and terms of the new notes are identical in all material respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the form and terms of the old notes. The senior secured notes mature on March 15, 2010 and bear interest at the rate of 11.00% per annum, with interest payable on March 15th and September 15th of each year, beginning September 15, 2003.

      Under the terms of the indenture governing the notes, we have the right at any time prior to March 15, 2006, to redeem up to 35% of the original $115.0 million in aggregate principal amount of the notes, or $40.25 million, at a redemption price of 111.00% of the principal amount of the notes redeemed, plus accrued and unpaid interest, with the net cash proceeds from a qualifying equity offering. As previously mentioned, on June 11, 2004, we used a portion of the net proceeds of the equity offering to redeem $35.0 million in aggregate principal amount of the outstanding notes, which reduced our long term financing obligations to $80.0 million as of December 31, 2004.

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

      On February 22, 2005, Holdings commenced an offer to purchase for cash all $80.0 million of the outstanding senior secured notes. In connection with the tender offer, consents from holders of the senior secured notes are being solicited for certain amendments which would eliminate substantially all of the restrictive covenants and certain events of default and would release all of the related guarantees and collateral. The consent solicitation will expire on March 7, 2005, unless extended or earlier terminated. The tender offer will expire on March 22, 2005, unless extended or earlier terminated. The total amount of funds required to purchase all of the senior secured notes and make consent payments, to pay accrued and unpaid interest on the senior secured notes, and pay all fees and expenses in connection with the tender offer and consent solicitation is expected to be approximately $100.0 million, assuming all senior secured notes are validly tendered and not withdrawn prior to the consent deadline. We expect to fund the tender offer and consent solicitation from various sources, which may include available cash, borrowings under our existing credit facility, new debt financing, or a combination of these sources. Completion of the tender offer and consent solicitation is subject to the satisfaction of certain conditions, including (i) receipt of valid tenders for at least 66-2/3% of the principal amount of outstanding senior secured notes and (ii) completion of a financing having gross proceeds of at least $90.0 million. The tender offer and consent solicitation may be amended, extended or, under certain circumstances, terminated.

      On March 11, 2003, Holdings also entered into an agreement for a new revolving credit facility, which was subsequently amended on September 15, 2004. We are permitted to borrow up to $30.0 million in revolving borrowings, issue letters of credit or a combination of both. At December 31, 2004, there were no borrowings and $10.0 million in letters of credit outstanding under this facility, permitting $20.0 million of available borrowings under this facility. For purposes of calculating interest, revolving loans made under the new credit facility will be designated at either the offshore dollar inter bank offer rate, or IBOR, plus a borrowing margin based on our adjusted EBITDA or, in certain circumstances, at a base rate plus a borrowing margin based on our adjusted EBITDA, as defined in the agreement. Letters of credit issued under the credit facility bear fees at the applicable borrowing margin based on our adjusted EBITDA. All amounts outstanding under the new credit facility will mature on September 1, 2007. Our obligations under the credit facility are guaranteed by us and each of the guarantors of the notes. The obligations of us and each of the guarantors under the new credit facility are secured by a first-priority lien on the secondary collateral and a second-priority lien on the primary collateral that support obligations under the notes.

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

      On April 26, 2004, Mr. Hefner converted his $16.7 million of Playboy Preferred Stock into 1,485,948 shares of our Class B stock and sold these shares as part of our public equity offering on that date. See Note (S) Public Equity Offering.

      In August 2001, our subsidiary Playboy.com, Inc. issued $15.0 million of its Series A Preferred Stock, of which $5.0 million was purchased by Mr. Hefner. In connection with the restructuring of our international TV joint ventures, we reacquired the Series A Preferred Stock that was owned by an affiliate of Claxson. Each share of the Playboy.com Series A Preferred Stock has a liquidation preference equal to $7.1097 plus 8.0% per annum compounded annually from the original issuance date. As of December 31, 2004, the aggregate liquidation preference of the outstanding shares of Series A Preferred Stock was $12.5 million.

      The holders of Playboy.com Series A Preferred Stock can require Playboy.com to redeem any or all of their shares of Playboy.com Series A Preferred Stock at any time from and after August 10, 2006. If either of the preferred stockholders elects to cause a redemption during the 180-day period beginning August 10, 2006, and Playboy.com is unable to, or does not, satisfy its redemption obligations, we are required to satisfy Playboy.com's redemption obligations by delivering, at our option, cash or shares of our Class B common stock or any combination thereof.

CALIFA ACQUISITION

      The Califa acquisition agreement gives us the option of paying $21.0 million of the remaining $27.8 million purchase price consideration in cash or Class B stock. We intend to make the $8.0 million in payments that are due in 2005 in cash. We also have the option of accelerating remaining acquisition payments. See the Contractual Obligations table below for the future cash obligations related to our acquisitions. See also Note (B) Acquisition.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $16.4 million for 2004, an increase of $11.5 million from 2003. This increase reflects a $17.5 million increase in earnings, combined with a non-cash charge of $2.0 million related to the write-off of deferred financing fees associated with the debt extinguishment. A $6.9 million decrease in receivables, due to the timing of collections related to our December 2003 auction and the 50th Anniversary issue, was more than offset by a decrease in current liabilities and cash interest paid for acquisition liabilities. The $6.5 million Logix settlement payment made in the first quarter of 2004 was mostly offset by the partially related legal recovery of $5.6 million received in the fourth quarter of 2004. During the current year, we spent $41.5 million in Company-produced and licensed programming as compared to $44.7 million in 2003. We expect to invest approximately $38.0 million in 2005, which could vary based on, among other things, the timing of completing productions.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $2.6 million for 2004, primarily due to $2.9 million of additions to property and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities was $1.6 million for 2004 due to $51.9 million of net proceeds from the April 2004 public equity offering, mostly offset by the $35.0 million repayment of senior secured notes, the $11.3 million payment of acquisition liabilities and the $3.9 million payment of debt extinguishment expenses related to the bond redemption premium.

CONTRACTUAL OBLIGATIONS

      The following table reflects a summary of our contractual obligations and commercial commitments as further discussed in the notes to consolidated financial statements as of December 31, 2004 (in thousands):

                                               2005        2006        2007        2008        2009    Thereafter       Total
-----------------------------------------------------------------------------------------------------------------------------
Long Term Financing Obligations(1)         $  8,800    $  8,800    $  8,800    $  8,800    $  8,800      $ 84,400    $128,400
Playboy.com Series A Preferred Stock(2)          --      14,938          --          --          --            --      14,938
Operating Leases                             13,121      12,402      11,621      10,440       7,074        58,357     113,015
Purchase Obligations:
   Licensed Programming Commitments (3)       9,797       7,129       5,575       5,224       4,101         8,667      40,493
Other (4):
   Acquisition Liabilities(1),(5)            11,602      11,192       8,000       1,000       1,000         1,750      34,544
   Transponder Service Agreements             6,734       6,885       6,182       6,022       5,019        13,775      44,617
   Litigation Settlement                      1,875       1,000          --          --          --            --       2,875
-----------------------------------------------------------------------------------------------------------------------------

(1)   Includes interest and principal commitments related to our obligations.

(2)   Represents entire payment obligation, including accrued dividends.

(3) Licensed Programming Commitments represents our non-cancelable obligations to license adult programming from other studios. Typically, the licensing of the programming allows us access to specific titles or in some cases the studio's entire library over an extended period of time. We broadcast this programming on our networks throughout the world, as appropriate.

(4) We have obligations of $4.7 million recorded in "Other noncurrent liabilities" under two nonqualified deferred compensation plans, which permit certain employees and all nonemployee directors to annually elect to defer a portion of their compensation. These amounts have not been included in the table as the dates of payment are not known at the balance sheet date.

(5) Includes $6.8 million of liabilities related to the 2002 acquisition of PTVI U.K.

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

REVENUE RECOGNITION

Playboy Magazine

      Our Playboy magazine revenues were $101.5 million and $102.0 million for the years ended December 31, 2004 and 2003, respectively, of which 13.9% and 15.5% were derived from newsstand sales in the respective years. Our print run, which is developed with input from Warner, varies each month based on expected sales. Our expected sales are based on historical analyses of demand based on a number of variables, including content, time of year and the cover price. We record our revenues for each month's issue utilizing our expected sales. Our revenues are recorded net of a provision for estimated returns. Substantially all of the magazines to be returned are returned within 90 days of the date that the subsequent issue goes on sale. We adjust our provision for returns based on actual returns of the magazine. Historically, our annual adjustments to Playboy magazine newsstand revenues have not been material and are driven by differences in consumer demand as compared to expected sales. At any point, our exposure to a material adjustment to revenue is mitigated because generally only the most recent two to three months would not have been fully adjusted to actual based on actual returns received.

Domestic Television

      Our domestic television network revenue for the years ended December 31, 2004 and 2003 was $96.9 million and $95.3 million, respectively. In order to record our revenues, we estimate the number of PPV buys and monthly subscriptions. We base our estimate of revenue on a number of factors including, but not exclusively, the average number of buys and subscriptions in the prior three months based on actual payments received and historical data by geographic location. Upon recording the revenue, we also record the related receivable. We have reserves for uncollectible receivables based on our experience and monitor these reserves on an ongoing basis. At December 31, 2004 and 2003, we had receivables of $17.2 million and $17.0 million, respectively, related to domestic television. We record adjustments to revenue on a monthly basis as we obtain actual payments from the providers. Actual subscriber information and payment is generally received within three months. Historically, our adjustments have not been material. At any point, our exposure to a material adjustment to revenue is mitigated because generally only the most recent two to three months would not have been fully adjusted to actual based on payments received.

TRADEMARKS

      Our trademarks are critical to the success and potential growth of all of our businesses. We actively protect and defend our trademarks throughout the world and monitor the marketplace for counterfeit products. Consequently, we initiate legal proceedings from time to time to prevent their unauthorized use, and we incur and capitalize costs associated with acquisition, defense, registration and/or renewal of our trademarks. In accordance with Statement 142, Goodwill and Other Intangible Assets, trademark-related costs are not being amortized, since our trademarks have indefinite lives, but are subject to annual impairment tests in accordance with the accounting standard.

DEFERRED REVENUES

      As of December 31, 2004, $40.4 million and $3.4 million of deferred revenues related to Playboy magazine subscriptions and online subscriptions, respectively. Sales of Playboy magazine and online subscriptions, less estimated cancellations, are deferred and recognized as revenues proportionately over the subscription period. Our estimates of cancellations are based on historical experience and current marketplace conditions and they are adjusted monthly on the basis of actual results. We have not experienced significant deviations between estimated and actual results.

RELATED PARTY TRANSACTIONS

HUGH M. HEFNER

      We  own  a  29-room  mansion  located  on 5 1/2   acres  in  Los  Angeles,
California. The Playboy Mansion is used for various corporate activities, including serving as a valuable location for video production, magazine photography, online events and sales events. It also enhances our image as host for many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increase public awareness of us and our products and services. Its facilities include a tennis court, swimming pool, gymnasium and other recreational facilities as well as extensive film, video, sound and security systems. The Playboy Mansion also includes accommodations for guests and serves as an office and residence for Mr. Hefner. It has a full-time staff which performs maintenance, serves in various capacities at the functions held at the Playboy Mansion and provides guests of ours and Mr. Hefner's with meals, beverages and other services.

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

      Mr. Hefner's usage of Playboy Mansion services and benefits is recorded through a system initially developed by the auditing and consulting firm of PricewaterhouseCoopers LLP and now administered by us, with appropriate modifications approved by the audit and compensation committees of the Board of Directors. The lease dated June 1, 1979, as amended, between Mr. Hefner and us renews automatically at December 31 each year and will continue to renew unless either we or Mr. Hefner terminate it. The rent charged to Mr. Hefner during 2004 included the appraised rent and the appraised per-unit value of other benefits, as described above. Within 120 days after the end of our fiscal year, the actual charge for all benefits for that year is finally determined. Mr. Hefner pays or receives credit for any difference between the amount finally determined and the amount he paid over the course of the year. We estimated the sum of the rent and other benefits payable for 2004 to be $1.3 million, and Mr. Hefner paid that amount during 2004. The actual rent and other benefits payable for 2003 and 2002 were $1.4 million and $1.3 million, respectively.

      We purchased the Playboy Mansion in 1971 for $1.1 million and in the intervening years have made substantial capital improvements at a cost of $13.8 million through 2004 (including $2.5 million to bring the Hefner residence accommodations to a standard similar to the Playboy Mansion's common areas). The Playboy Mansion is included in our Consolidated Balance Sheet at December 31, 2004 at a net book value of $1.6 million, including all improvements and after accumulated depreciation. We incur all operating expenses of the Playboy Mansion, including depreciation and taxes, which were $3.0 million, $2.3 million and $3.6 million for 2004, 2003 and 2002, respectively, net of rent received from Mr. Hefner.

      From time to time, we enter into barter transactions in which we secure air transportation for Mr. Hefner in exchange for advertising pages in Playboy magazine. Mr. Hefner reimburses us for our direct costs of providing these ad pages. We receive significant promotional benefit from these transactions. There were no such transactions in 2004, 2003 and 2002.

      On April 26, 2004, Mr. Hefner converted his $16.7 million of Playboy Preferred Stock into 1,485,948 shares of our Class B stock and sold these shares as part of our public equity offering on that date. See Note (S) Public Equity Offering.

      At December 31, 2002 and at the time of the Hefner debt restructuring, Playboy.com had an aggregate of $27.2 million of outstanding indebtedness to Mr. Hefner in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured as previously discussed in Liquidity and Capital Resources.

      As previously mentioned, in August 2001, our subsidiary Playboy.com, Inc. issued $15.0 million of its Series A Preferred Stock, of which $5.0 million was purchased by Mr. Hefner. See Financing From Related Party within the Liquidity and Capital Resources section of the MD&A for additional information regarding the terms and redemption of the Playboy.com Series A Preferred Stock.

NEW ACCOUNTING PRONOUNCEMENTS

      On December 16, 2004, the Financial Accounting Standards Board (the "FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. Statement 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005.

      As permitted by Statement 123, we currently account for share-based payments to employees using APB 25's intrinsic value method. We expect to adopt Statement 123(R) on July 1, 2005 using the modified prospective method and estimate approximately $1.7 million in stock-based compensation expense to be recorded in 2005.

FORWARD-LOOKING STATEMENTS

      This Form 10-K Annual Report contains "forward-looking statements," including statements in Business and MD&A, Management's Discussion and Analysis of Financial Condition and Results of Operations, as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. We use words such as "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues" and other similar terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

(1) Foreign, national, state and local government regulation, actions or initiatives, including:

      (a)   attempts to limit or otherwise  regulate the sale,  distribution  or
            transmission   of   adult-oriented   materials,   including   print,
            television, video, and online materials,

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

(8) Dilution from any potential issuance of common or convertible preferred stock or convertible debt in connection with financings or acquisition activities;

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

(17) Risks associated with the financial condition of Claxson Interactive Group, Inc., our Playboy TV-Latin America, LLC joint venture partner;

(18)  Increases in paper or printing costs;

(19)  Effects  of  the  national   consolidation  of  the  single-copy  magazine
      distribution system; and

(20) Risks associated with the viability of our primarily subscription- and e-commerce-based Internet model.

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

      Effective with the refinancing of our financing obligations, which occurred on March 11, 2003, we no longer have any floating interest rate exposure. All of our current debt is represented by the senior secured notes, which are fixed rate obligations. On June 11, 2004, we used a portion of the proceeds from our equity offering in April 2004 to redeem $35.0 million of the $115.0 million outstanding balance. In 2001, we entered into an interest rate swap agreement that was scheduled to mature in May 2003 that effectively converted $45.0 million of our floating rate debt to fixed rate debt, thus reducing the impact of interest rate changes on future interest expense. In March 2003, in connection with the termination of our former credit facility, we also terminated this swap agreement for $0.4 million. The fair value of the outstanding $80.0 million senior secured notes will be influenced by changes in market rates and our credit quality. At December 31, 2004, the notes were trading above par for an implied fair value of $92.9 million.

      We prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the foreign currencies of the countries to which we have exposure, primarily Japan and Germany. Based on our sensitivity analyses at December 31, 2004 and 2003, such a change in foreign currency exchange rates would affect our annual consolidated operating results, financial position and cash flows by approximately $0.5 million and $0.3 million, respectively.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are set forth in this Form 10-K Annual Report as follows:

                                                                                         Page
                                                                                         ----
      Consolidated Statements of Operations - Fiscal Years Ended December 31, 2004,
      2003 and 2002                                                                        45

      Consolidated Balance Sheets - December 31, 2004 and 2003                             46

      Consolidated Statements of Shareholders' Equity - Fiscal Years Ended
      December 31, 2004, 2003 and 2002                                                     47

      Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 2004,
      2003 and 2002                                                                        48

      Notes to Consolidated Financial Statements                                           49

      Report of Independent Registered Public Accounting Firm                              77

      The supplementary data regarding quarterly results of operations are set forth in Note (X) Quarterly Results of Operations (Unaudited) of Notes to Consolidated Financial Statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                        Fiscal Year     Fiscal Year     Fiscal Year
                                                              Ended           Ended           Ended
                                                           12/31/04        12/31/03        12/31/02
---------------------------------------------------------------------------------------------------
Net revenues                                              $ 329,376       $ 315,844       $ 277,622
---------------------------------------------------------------------------------------------------
Costs and expenses
    Cost of sales                                          (240,835)       (229,216)       (204,616)
    Selling and administrative expenses                     (56,894)        (56,826)        (58,117)
    Restructuring expenses                                     (744)           (350)         (6,643)
---------------------------------------------------------------------------------------------------
        Total costs and expenses                           (298,473)       (286,392)       (269,376)
---------------------------------------------------------------------------------------------------
Gain on disposals                                                 2              --             442
---------------------------------------------------------------------------------------------------
Operating income                                             30,905          29,452           8,688
---------------------------------------------------------------------------------------------------
Nonoperating income (expense)
    Investment income                                           579             363             125
    Interest expense                                        (13,687)        (16,309)        (15,147)
    Amortization of deferred financing fees                  (1,266)         (1,407)           (993)
    Minority interest                                        (1,436)         (1,660)         (1,724)
    Debt extinguishment expenses                             (5,908)         (3,264)             --
    Equity in operations of investments                         (71)            (80)            279
    Insurance/litigation settlement                           5,638          (8,500)             --
    Vendor settlement                                            --              --             750
    Other, net                                                 (920)         (1,185)           (569)
---------------------------------------------------------------------------------------------------
        Total nonoperating expense                          (17,071)        (32,042)        (17,279)
---------------------------------------------------------------------------------------------------
Income (loss) before income taxes                            13,834          (2,590)         (8,591)
Income tax expense                                           (3,845)         (4,967)         (8,544)
---------------------------------------------------------------------------------------------------
Net income (loss)                                         $   9,989       $  (7,557)      $ (17,135)
===================================================================================================

Net income (loss)                                         $   9,989       $  (7,557)      $ (17,135)
Dividend requirements of preferred stock                       (428)           (893)             --
---------------------------------------------------------------------------------------------------
Net income (loss) applicable to common shareholders       $   9,561       $  (8,450)      $ (17,135)
===================================================================================================

Weighted average number of common shares outstanding
    Basic                                                    31,581          27,023          25,595
===================================================================================================
    Diluted                                                  31,767          27,023          25,595
===================================================================================================

Basic and diluted earnings (loss) per common share        $    0.30       $   (0.31)      $   (0.67)
===================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                         Dec. 31,        Dec. 31,
                                                                                             2004            2003
-----------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                               $  46,668       $  31,332
Marketable securities                                                                       4,052           3,546
Receivables, net of allowance for doubtful accounts of
    $3,897 and $4,364, respectively                                                        45,084          52,230
Receivables from related parties                                                            1,281           1,226
Inventories, net                                                                           12,437          12,017
Deferred subscription acquisition costs                                                    13,104          11,759
Other current assets                                                                        8,596          10,208
-----------------------------------------------------------------------------------------------------------------
      Total current assets                                                                131,222         122,318
-----------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                11,491          12,020
Long term receivables                                                                       2,755              --
Programming costs, net                                                                     55,997          57,426
Goodwill                                                                                  111,893         111,893
Trademarks                                                                                 57,296          58,159
Distribution agreements, net of accumulated
    amortization of $1,935 and $970, respectively                                          31,206          32,170
Other noncurrent assets                                                                    18,721          24,074
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                            $ 420,581       $ 418,060
=================================================================================================================

Liabilities
Acquisition liabilities                                                                 $  10,184       $  15,392
Accounts payable                                                                           21,796          22,899
Accrued salaries, wages and employee benefits                                               8,286          11,472
Deferred revenues                                                                          51,421          53,963
Accrued litigation settlement                                                               1,000           6,500
Other liabilities and accrued expenses                                                     18,040          19,088
-----------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                           110,727         129,314
-----------------------------------------------------------------------------------------------------------------
Financing obligations                                                                      80,000         115,000
Acquisition liabilities                                                                    19,085          26,982
Net deferred tax liabilities                                                               15,023          13,877
Accrued litigation settlement                                                               1,000           2,000
Other noncurrent liabilities                                                               13,779          13,170
-----------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                   239,614         300,343
-----------------------------------------------------------------------------------------------------------------
Minority interest                                                                          12,517          11,081

Shareholders' equity
Preferred stock, $10,000 par value - 10,000,000 shares authorized;
    0 and 1,674 issued, respectively                                                           --          16,959
Common stock, $0.01 par value
    Class A voting - 7,500,000 shares authorized; 4,864,102 issued                             49              49
    Class B nonvoting - 75,000,000 and 30,000,000 shares authorized, respectively;
       28,521,493 and 22,579,363 issued, respectively                                         285             226
Capital in excess of par value                                                            222,285         152,969
Accumulated deficit                                                                       (52,949)        (62,510)
Accumulated other comprehensive loss                                                       (1,220)         (1,057)
-----------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                          168,450         106,636
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                              $ 420,581       $ 418,060
=================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                                Unearned     Accumulated
                                                   Class A   Class B  Capital in                 Comp. -           Other
                                       Preferred    Common    Common   Excess of     Accum.   Restricted   Comprehensive
                                           Stock     Stock     Stock   Par Value    Deficit        Stock         Loss(1)      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001           $      --   $    49   $   199   $ 123,090   $(36,925)   $  (3,019)     $  (1,869)  $  81,525
   Net loss                                   --        --        --          --    (17,135)          --             --     (17,135)
   Shares issued or vested
     under stock plans, net                   --        --        --           6         --          306             --         312
   Shares issued related to the
     Califa acquisition                       --        --        15      22,826         --           --             --      22,841
   Other comprehensive income                 --        --        --          --         --           --             94          94
   Other                                      --        --        --         169         --           --              9         178
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                  --        49       214     146,091    (54,060)      (2,713)        (1,766)     87,815
   Net loss                                   --        --        --          --     (7,557)          --             --      (7,557)
   Shares issued or vested
     under stock plans, net                   --        --        12         380         --        2,713             --       3,105
   Conversion of Holdings preferred B
     to Playboy preferred A               16,959        --        --      10,100         --           --             --      27,059
   Preferred stock dividends                  --        --        --          --       (893)          --             --        (893)
   Shares issued related to Califa
     acquisition                              --        --        --      (3,602)        --           --             --      (3,602)
   Other comprehensive income                 --        --        --          --         --           --            709         709
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003              16,959        49       226     152,969    (62,510)          --         (1,057)    106,636
   Net income                                 --        --        --          --      9,989           --             --       9,989
   Shares issued or vested
     under stock plans, net                   --        --        --         619         --           --             --         619
   Conversion of Playboy preferred A
     to Playboy class B common           (16,959)       --        15      16,721         --           --             --        (223)
   Preferred stock dividends                  --        --        --          --       (428)          --             --        (428)
   Shares issued in public equity
     offering                                 --        --        44      51,815         --           --             --      51,859
   Other comprehensive income                 --        --        --          --         --           --           (163)       (163)
   Other                                      --        --        --         161         --           --             --         161
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004           $      --   $    49   $   285   $ 222,285   $(52,949)   $      --      $  (1,220)  $ 168,450
===================================================================================================================================

(1)   Accumulated other comprehensive loss consisted of the following:

                                                     Fiscal Year    Fiscal Year
                                                           Ended          Ended
                                                        12/31/04       12/31/03
Unrealized gain on marketable securities                 $   158        $  (265)
Derivative loss                                              (80)           (28)
Foreign currency translation loss                         (1,298)          (764)
                                                         ----------------------
                                                         $(1,220)       $(1,057)
                                                         ======================

Comprehensive income (loss) was as follows:

                                         Fiscal Year  Fiscal Year   Fiscal Year
                                              Ended         Ended         Ended
                                           12/31/04      12/31/03      12/31/02
-------------------------------------------------------------------------------
Net income (loss)                          $  9,989      $ (7,557)     $(17,135)
-------------------------------------------------------------------------------
Unrealized gain (loss) on marketable
   securities                                   423           817          (555)
Derivative gain (loss)                          (52)          656           500
Foreign currency translation
   adjustments                                 (534)         (764)          149
-------------------------------------------------------------------------------
Total other comprehensive income (loss)        (163)          709            94
-------------------------------------------------------------------------------
Comprehensive income (loss)                $  9,826      $ (6,848)     $(17,041)
===============================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                 Fiscal Year    Fiscal Year    Fiscal Year
                                                                       Ended          Ended          Ended
                                                                    12/31/04       12/31/03       12/31/02
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                  $   9,989      $  (7,557)     $ (17,135)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
      Depreciation of property and equipment                           3,169          3,698          3,781
      Amortization of intangible assets                                2,236          5,257          7,212
      Amortization of investments in entertainment programming        41,695         40,603         40,626
      Loss (gain) on disposals                                           331             --           (442)
      Amortization of deferred financing fees                          1,266          1,407            993
      Minority interest                                                1,436          1,364          1,724
      Debt extinguishment expenses                                     5,908          3,264             --
      Equity in operations of investments                                451             80           (279)
      Insurance settlement                                             5,638             --             --
      Deferred income taxes                                            1,300          1,349          7,018
      Changes in current assets and liabilities
         Receivables                                                   6,926        (10,340)         5,537
         Receivables from related parties                                (55)           316        (30,164)
         Inventories                                                    (420)        (1,519)         3,464
         Deferred subscription acquisition costs                      (1,345)           279             73
         Other current assets                                          1,596         (2,261)        (4,225)
         Accounts payable                                                396         (1,921)          (139)
         Accrued salaries, wages and employee benefits                (3,138)         3,759            954
         Deferred revenues                                            (2,542)         2,732          3,892
         Deferred revenues from related parties                           --             --         18,618
         Acquisition liability interest                               (2,340)          (407)         4,836
         Accrued litigation settlement                                (5,500)         6,500             --
         Other liabilities and accrued expenses                       (6,778)         1,869          6,346
                                                                   ---------      ---------      ---------
            Net change in current assets and liabilities             (13,200)          (993)         9,192
                                                                   ---------      ---------      ---------
      Decrease in receivables from related parties                        --             --         25,000
      Investments in entertainment programming                       (41,457)       (44,727)       (41,717)
      Increase in trademarks                                          (2,014)        (2,940)        (3,034)
      Decrease (Increase) in other noncurrent assets                     428         (1,561)           209
      Decrease in deferred revenues from related parties                  --             --        (21,325)
      (Decrease) increase in accrued litigation settlement            (1,000)         2,000             --
      Increase (decrease) in other noncurrent liabilities                186          2,224         (3,277)
      International TV joint venture restructuring                        --             --          4,738
      Other, net                                                           1          1,411          1,044
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             16,363          4,879         14,328
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                                                 --             --           (435)
Proceeds from disposals                                                  152            116          1,517
Additions to property and equipment                                   (2,875)        (2,342)        (4,318)
Other, net                                                               137            179             78
----------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                (2,586)        (2,047)        (3,158)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from equity offering                                         51,859             --             --
Proceeds from financing obligations                                       --        115,000          5,000
Repayment of financing obligations                                   (35,000)       (65,767)       (16,311)
Payment of debt extinguishment expenses                               (3,850)          (356)            --
Payment of acquisition liabilities                                   (11,271)       (14,892)            --
Payment of deferred financing fees                                        --         (9,205)          (585)
Payment of preferred stock dividends                                    (651)          (669)            --
Proceeds from stock plans                                                490            272            234
Other, net                                                               (18)            (1)            --
----------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                   1,559         24,382        (11,662)
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  15,336         27,214           (492)
Cash and cash equivalents at beginning of year                        31,332          4,118          4,610
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $  46,668      $  31,332      $   4,118
==========================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Playboy Enterprises, Inc., together with its subsidiaries through which we conduct business, is a worldwide leader in the development and distribution of multi-media lifestyle entertainment for adult audiences with operations in the following business segments: Entertainment, Publishing and Licensing.

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

New Accounting Pronouncements: On December 16, 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards, or Statement, No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. Statement 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005.

As permitted by Statement 123, we currently account for share-based payments to employees using APB 25's intrinsic value method. We expect to adopt Statement 123(R) on July 1, 2005 using the modified prospective method and estimate approximately $1.7 million in stock-based compensation expense to be recorded in 2005.

Stock-based Compensation: At December 31, 2004 and 2003, we had various stock plans for key employees and non-employee directors, which are more fully described in Note (Q) Stock Plans. We account for stock options as prescribed by Accounting Principles Board Opinion No. 25 and disclose pro forma information as provided by Statement 123, Accounting for Stock Based Compensation.

Pro forma net income (loss) and earnings (loss) per common share, presented below (in thousands, except per share amounts), were determined as if we had accounted for our employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using an option pricing model. Such models require the input of highly subjective assumptions including the expected volatility of the stock price. For pro forma disclosures, the options' estimated fair value was amortized over their vesting period. No stock-based employee compensation expense is recognized because all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the grant date. If we accounted for our employee stock options under Statement 123, compensation expense would have been $2.8 million, $2.1 million and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

                                                              Fiscal Year     Fiscal Year      Fiscal Year
                                                                    Ended           Ended            Ended
                                                                 12/31/04        12/31/03         12/31/02
----------------------------------------------------------------------------------------------------------
Net income (loss)
   As reported                                                  $   9,989       $  (7,557)       $ (17,135)
   Pro forma                                                        7,230          (9,699)         (20,240)

Basic and diluted earnings (loss) per share applicable to
  common shareholders
   As reported                                                       0.30           (0.31)           (0.67)
   Pro forma                                                    $    0.22       $   (0.39)       $   (0.79)
----------------------------------------------------------------------------------------------------------

For the pro forma disclosures above, the estimated fair value of the options is amortized to expense over their respective vesting periods. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        Fiscal Year   Fiscal Year   Fiscal Year
                                              Ended         Ended         Ended
                                           12/31/04      12/31/03      12/31/02
-------------------------------------------------------------------------------
Risk-free interest rate                        3.63%         3.33%         4.64%
Expected stock price volatility               54.90%        48.90%        50.20%
Expected dividend yield                          --            --            --
-------------------------------------------------------------------------------

For 2004, 2003 and 2002, an expected life of six years was used for all of the stock options, and the weighted average fair value of options granted was $7.80, $5.06 and $7.97, respectively.

Revenue recognition: Domestic TV networks DTH and cable revenues are recognized subsequently based on estimates of PPV buys and monthly subscriber counts reported each month by the system operators and adjusted to actual. The net adjustments to actual are not material. International TV revenues are recognized either upon identification of programming scheduled for networks, delivery of programming to customers and/or upon the commencement of the license term. Revenues from the sale of Playboy magazine and online subscriptions are recognized over the terms of the subscriptions. Revenues from newsstand sales of Playboy magazine and special editions (net of estimated returns) and revenues from the sale of Playboy magazine advertisements are recorded when each issue goes on sale. Revenues from e-commerce are recognized when the items are shipped, which is when title passes. Royalties from licensing our trademarks in our international publishing and product licensing businesses are generally recognized on a straight-line basis over the terms of the related agreements.

Prior to the December 2002 restructuring of the ownership of our international TV joint ventures, more fully explained in Note (C) Restructuring of Ownership of International TV Joint Ventures, international TV revenues received from PTVI, for the license of the exclusive international TV rights for the use of the Playboy tradename, film and video library, and for the acquisition of the international rights to the Spice film library, the U.K. and Japan Playboy TV networks and certain international distribution contracts, were recognized generally as the consideration was paid to us, less our 19.9% ownership interest in such transactions. License fees from PTVI for current output production were recognized as programming was available, less our 19.9% ownership interest in such transactions.

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

Accounts Receivable and Allowance for Doubtful Accounts: Trade receivables are reported at their outstanding unpaid balances less an allowance for doubtful accounts. The allowance for doubtful accounts is increased by charges to income and decreased by chargeoffs (net of recoveries). We perform periodic evaluations of the adequacy of the allowance based on our past loss experience and adverse situations that may affect the customer's ability to pay.

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

Advertising costs: We expense advertising costs as incurred, except for direct-response advertising. Direct-response advertising consists primarily of costs associated with the promotion of Playboy magazine subscriptions, principally the production of direct-mail solicitation materials and postage, and the distribution of direct and e-commerce mailings. The capitalized direct-response advertising costs are amortized over the period during which the future benefits are expected to be received, generally six to 12 months. See Note (K) Advertising Costs.

Programming and content costs and amortization: Original programming and film acquisition costs are primarily assigned to the domestic and international networks and are capitalized and amortized utilizing the straight-line method, generally over three years. Online content expenditures are expensed as incurred. Prior to the December 2002 PTVI restructuring, the portion of original programming costs assigned to the international TV market was fully amortized upon availability to PTVI. Existing library original programming costs allocated to the international TV market were amortized proportionately with license fees recognized related to the PTVI agreement. Management believes that these methods have provided a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films, programs and online content are expected to be realized. Film and program amortization are adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis and are classified on the balance sheet as noncurrent assets. See Note (C) Restructuring of Ownership of International TV Joint Ventures and Note (M) Programming Costs, Net.

Intangible  assets:  In  accordance  with  Statement  142,  Goodwill  and  Other
Intangible Assets, we do not amortize goodwill and intangible assets with indefinite lives but subject them to annual impairment tests. Our indefinite-lived intangible assets consist of trademarks and certain acquired distribution agreements. Other intangible assets continue to be amortized over their useful lives. Noncompete agreements are being amortized using the straight-line method over the lives of the agreements, either five or ten years. Distribution agreements deemed to have definite lives are being amortized using the straight-line method over the lives of the agreements, ranging from three months to eight years. Capitalized trademark costs include recurring costs associated with the acquisition, defense, registration, and/or renewal of our trademarks. A program supply agreement is amortized using the straight-line method over the ten-year life of the agreement. Copyright defense, registration and/or renewal costs are being amortized using the straight-line method over 15 years. The noncompete agreements, program supply agreement and copyright costs are all included in "Other noncurrent assets."

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

As a result of the restructuring of the ownership of PTVI in December 2002, we acquired distribution agreements of $3.4 million with a weighted average life of approximately four years and a program supply agreement of $3.2 million with a life of ten years. The weighted average life of the aggregate of the definite-lived intangible assets acquired was approximately seven years. We also acquired indefinite-lived distribution agreements of $9.0 million, which will not be amortized but will be subject to annual impairment testing.

In the first quarter of 2004, we sold our Sarah Coventry trademarks and service marks for their approximate book value, pursuant to an agreement under which we will receive payments over a period not to exceed ten years.

Amortizable intangible assets consisted of the following (in thousands):

                                   December 31, 2004                            December 31, 2003
                        --------------------------------------       --------------------------------------
                           Gross                           Net          Gross                           Net
                        Carrying    Accumulated       Carrying       Carrying    Accumulated       Carrying
                          Amount   Amortization         Amount         Amount   Amortization         Amount
-----------------------------------------------------------------------------------------------------------
Noncompete
   agreements            $14,000        $12,855        $ 1,145        $14,000        $12,037        $ 1,963
Distribution
   agreements              3,151          1,935          1,216          3,151            970          2,181
Program supply
   agreement               3,226            645          2,581          3,226            323          2,903
Copyrights                 1,979            875          1,104          2,253            743          1,510
-----------------------------------------------------------------------------------------------------------
Total amortizable
   intangible
   assets                $22,356        $16,310        $ 6,046        $22,630        $14,073        $ 8,557
===========================================================================================================

At December 31, 2004 and 2003, our indefinite-lived intangible assets not subject to amortization included goodwill of $111.9 million for both years, and trademarks of $57.3 million and $58.2 million, respectively. Also, of the $31.2 million and $32.2 million of distribution agreements on our Consolidated Balance Sheets at December 31, 2004 and 2003, respectively, $30.0 million are indefinite-lived for both periods.

At December 31, 2004 and 2003, goodwill by reportable segment was $111.9 million for both periods for the Entertainment Group.

At October 1, 2004, we completed our annual impairment testing of goodwill and indefinite-lived intangible assets and determined that no impairment exists.

The aggregate amortization expense for intangible assets for 2004, 2003 and 2002 was $2.2 million, $5.3 million and $7.2 million, respectively. Amortization expense related to intangible assets with definite lives is expected to total approximately $1.6 million, $1.0 million, $0.6 million, $0.6 million and $0.6 million for each of the next five years, respectively.

Derivative financial instruments: We account for derivative instruments in accordance with Statement 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement 138, which requires all derivative instruments to be recognized as either assets or liabilities on the balance sheet at fair value regardless of the purpose or intent for holding the derivative instrument. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of relationship.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions. At December 31, 2004, we had derivative instruments that have been designated and qualify as cash flow hedges, which are entered into in order to hedge the variability of cash flows to be received related to forecasted royalty revenues denominated in foreign currencies, primarily Japanese Yen and the Euro. We hedge these royalties with forward contracts for periods not exceeding 12 months. The fair value and carrying value of our forward contracts were not material. Since these derivative instruments are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is being deferred and reported as a component of "Accumulated other comprehensive loss" and is reclassified into earnings in the same line item where the royalty revenue is recognized.

At December 31, 2004 and 2003, we had net unrealized losses totaling $0.08 million and $0.03 million, respectively, in "Accumulated other comprehensive loss," which represents the effective portion of changes in fair value of the cash flow hedges. During 2003, we reclassified $0.5 million of net losses from "Accumulated other comprehensive loss" to the Consolidated Statements of Operations, which were offset by net gains on the items being hedged. We do not expect any significant losses to be reclassified from "Accumulated other comprehensive loss" to earnings within the next 12 months.

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

Minority interest: In 2001, one of our subsidiaries, Playboy.com, converted three promissory notes, together with accrued and unpaid interest thereon, into shares of Playboy.com's Series A Preferred Stock. As part of consolidation, included in "Minority interest" and "Other noncurrent liabilities", is the accretion of dividends payable and professional fees related to the preferred stock. Also included in "Other noncurrent liabilities" is minority interest associated with the preferred stock. As part of the restructuring of the ownership of PTVI, Claxson agreed to return its shares of the preferred stock. Additionally, in 2001, we sold a majority of our interest in VIPress. Prior to the sale, the financial statements of VIPress were included in our financial statements, along with the related minority interest.

Foreign currency translation: Assets and liabilities in foreign currencies related to our international TV foreign operations were translated into U.S. dollars at the exchange rate existing at the balance sheet date. The net exchange differences resulting from these translations were included in "Accumulated other comprehensive loss." Revenues and expenses were translated at average rates for the period.

(B)   ACQUISITION

      In July 2001, we acquired The Hot Network and The Hot Zone networks, together with the related television assets of Califa. In addition, we acquired the Vivid TV network, now operated as Spice Platinum, and the related television assets of VODI, a separate entity owned by the sellers. The addition of these networks into our television networks portfolio enables us to offer a wider range of adult programming. We accounted for the acquisition under the purchase method of accounting and, accordingly, the results of these networks since the acquisition date have been included in our Consolidated Statements of Operations. In connection with the acquisition and purchase price allocations, the Entertainment Group recorded goodwill of $27.4 million, which is deductible over 15 years for income tax purposes. The purchase price was recorded at its net present value and is reported in the Consolidated Balance Sheets as components of current and noncurrent "Acquisition liabilities."

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

      We may accelerate all or any portion of the remaining unpaid purchase price, but only by making the accelerated payments in cash, at a discount rate to be mutually agreed upon by the parties in good-faith negotiations. However, if the parties are unable to agree on the discount rate, we may, at our sole discretion, elect to accelerate the payment at a 12% discount rate.

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

      On April 17, 2002, a registration statement for the resale of approximately 1,475,000 shares became effective. These shares were issued in payment of the first two installments of consideration, which totaled $22.5 million plus $0.3 million of accrued interest. The sellers elected to sell the shares and realized net proceeds from the sale of $19.2 million. As a result, we were required to provide them with a make-whole payment in either cash or Class B stock of approximately $3.6 million, plus interest until the date payment was made. On March 14, 2003, we paid the sellers $17.3 million in cash, in satisfaction of $8.5 million of base consideration due in 2003, a $5.0 million performance-based payment due in 2003 and the $3.6 million make-whole payment, plus accrued interest of $0.2 million thereon. The amounts were recorded at the acquisition date as part of acquisition liabilities. In 2004, we paid the sellers $15.0 million in cash, which included $7.0 million in performance based payments.

At December 31, 2004, the remaining installments of consideration were due as follows (in thousands):

2005                                                                     $ 8,000
2006                                                                       8,000
2007                                                                       8,000
2008                                                                       1,000
2009                                                                       1,000
2010                                                                       1,000
2011                                                                         750
--------------------------------------------------------------------------------
Total future payments                                                    $27,750
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

      Under the terms of the restructuring transaction, we (a) increased from 19.9% to 100% our ownership in PTVI, (b) acquired the 19.9% equity in two Japanese networks previously owned by PTVI, (c) retained our existing 19% ownership in PTVLA, (d) acquired an option to increase our percentage ownership of PTVLA, (e) obtained 100% distribution rights to Playboy TV en Espanol in the U.S. Hispanic market, (f) restructured our Latin American Internet joint venture with Claxson in favor of revenue share and promotional agreements for our respective Internet businesses in Latin America and (g) received from Claxson its preferred stock ownership in Playboy.com (approximately 3% equity in Playboy.com if converted).

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

The following unaudited pro forma information presents a summary of our results of operations assuming the restructuring transaction occurred on January 1, 2002 (in thousands, except per share amounts):

                                                                    Fiscal Year
                                                                          Ended
                                                                       12/31/02
-------------------------------------------------------------------------------
Net revenues                                                          $ 294,446
Net loss                                                                (19,257)

Basic and diluted EPS                                                 $   (0.75)
-------------------------------------------------------------------------------

      These unaudited pro forma results have been prepared for comparative purposes only. They do not purport to be indicative of the results of operations which actually would have resulted had the restructuring transaction occurred on January 1, 2002, or of future results of operations.

      In 2002, we recognized revenues from PTVI of $16.3 million, and pre-tax income, including our equity in the results of PTVI's operations, of $8.4 million.

(D)   RESTRUCTURING EXPENSES

      In 2004, we recorded a restructuring charge of $0.5 million relating to the realignment of entertainment and online businesses. In addition, primarily due to excess office space, we recorded additional charges of $0.4 million related to the 2002 restructuring plan and reversed $0.2 million related to the 2001 restructuring plan as a result of changes in plan assumptions. Of the total costs related to these restructuring plans, approximately $9.0 million was paid by December 31, 2004, with most of the remainder to be paid in 2005 and some payments continuing through 2007.

      In 2003, primarily due to excess space in our Chicago office, we recorded unfavorable adjustments of $0.1 million and $0.2 million to the previous estimates related to the 2002 and 2001 restructuring plans, respectively.

      In 2002, we recorded a $5.7 million restructuring charge, of which $2.9 million related to the termination of employees and $2.8 million related to the consolidation of our office space in Los Angeles and Chicago.

      In 2001, we implemented a restructuring plan that included a reduction in workforce coupled with vacating portions of certain office facilities. Total restructuring charges of $4.6 million were recorded, including $0.9 million recorded in 2002 as an unfavorable adjustment to the original estimate. Of the $4.6 million charge, $2.6 million related to the termination of employees and $2.0 million related to the excess space in our Chicago and New York offices.

      The   following   table   displays   the  activity  and  balances  of  the
restructuring reserve account for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                                 Consolidation of
                                    Workforce      Facilities and
                                    Reduction          Operations         Total
-------------------------------------------------------------------------------
Balance at December 31, 2001          $ 1,579             $ 1,142       $ 2,721
Additional reserve recorded             2,938               2,799         5,737
Write-off leasehold improvements           --                (437)         (437)
Adjustment to previous estimate           100                 806           906
Cash payments                          (1,845)               (505)       (2,350)
-------------------------------------------------------------------------------
Balance at December 31, 2002            2,772               3,805         6,577
Additional reserve recorded                --                  --            --
Adjustment to previous estimate          (168)                518           350
Cash payments                          (1,974)             (1,760)       (3,734)
-------------------------------------------------------------------------------
Balance at December 31, 2003              630               2,563         3,193
Additional reserve recorded               466                  --           466
Adjustment to previous estimate            --                 278           278
Cash payments                            (917)             (1,014)       (1,931)
-------------------------------------------------------------------------------
Balance at December 31, 2004          $   179             $ 1,827       $ 2,006
===============================================================================

(E)   GAIN ON DISPOSALS

      In 2002, we sold our remaining 20% interest in VIPress, our Polish publishing joint venture, resulting in a gain of $0.4 million.

(F)   INCOME TAXES

The income tax provision consisted of the following (in thousands):

                                         Fiscal Year   Fiscal Year   Fiscal Year
                                               Ended         Ended         Ended
                                            12/31/04      12/31/03      12/31/02
--------------------------------------------------------------------------------
Current:
   Federal                                    $   --        $   67        $   --
   State                                          93           152           120
   Foreign                                     2,606         3,246         1,362
--------------------------------------------------------------------------------
      Total current                            2,699         3,465         1,482
--------------------------------------------------------------------------------
Deferred:
   Federal                                     1,042         1,365         6,420
   State                                         104           137           642
   Foreign                                        --            --            --
--------------------------------------------------------------------------------
      Total deferred                           1,146         1,502         7,062
--------------------------------------------------------------------------------
Total income tax provision                    $3,845        $4,967        $8,544
================================================================================

      Foreign earnings were approximately $0.5 million, $3.9 million and $0.0 million in 2004, 2003 and 2002, respectively.

      The U.S. statutory tax rate applicable to us for each of 2004, 2003 and 2002 was 35%. The income tax provision differed from a provision computed at the U.S. statutory tax rate as follows (in thousands):

                                                            Fiscal Year    Fiscal Year    Fiscal Year
                                                                  Ended          Ended          Ended
                                                               12/31/04       12/31/03       12/31/02
-----------------------------------------------------------------------------------------------------
Statutory rate tax provision (benefit)                          $ 4,842        $  (907)       $(3,007)
Increase (decrease) in taxes resulting from:
   Foreign income and withholding tax on licensing income         2,606          3,246          1,362
   State income taxes                                               197            289            762
   Nondeductible expenses                                           661            507            345
   (Decrease) increase in valuation allowance                    (9,163)         3,307          9,479
   Tax benefit of foreign taxes paid or accrued                  (1,341)        (1,556)          (506)
   Expiration of capital loss carryforward                        5,969             --             --
   Other                                                             74             81            109
-----------------------------------------------------------------------------------------------------
Total income tax provision                                      $ 3,845        $ 4,967        $ 8,544
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

      In 2004, we decreased the valuation allowance by $9.2 million, of which $4.8 million was due to the reduction in the deferred tax asset related to 2004 net income and the remainder was primarily due to the expiration of a portion of our capital loss carryforward and the deferred tax treatment of certain acquired intangibles. In 2003, we increased the valuation allowance by $3.3 million, of which $1.5 million was due to the deferred tax treatment of certain acquired intangibles and the remainder was primarily due to the deferred tax asset related to the 2003 net operating loss. Of the $14.6 million increase in the valuation allowance in 2002, $7.1 million was due to the deferred tax treatment of certain acquired intangibles as a result of the adoption of Statement 142, Goodwill and Other Intangible Assets, and the remainder was primarily due to the deferred tax asset related to the 2002 net operating loss.

The significant components of our deferred tax assets and deferred tax liabilities at December 31, 2003 and 2004 are presented below (in thousands):

                                             Dec. 31,         Net      Dec. 31,
                                                 2003      Change          2004
-------------------------------------------------------------------------------
Deferred tax assets:
   NOLs                                      $ 24,966    $  5,337      $ 30,303
   Capital loss carryforwards                   9,285      (7,338)        1,947
   Tax credit carryforwards                    11,679         479        12,158
   Temporary difference related to PTVI        15,542      (7,713)        7,829
   Other deductible temporary differences      26,596         868        27,464
-------------------------------------------------------------------------------
      Total deferred tax assets                88,068      (8,367)       79,701
      Valuation allowance                     (72,453)      9,163       (63,290)
-------------------------------------------------------------------------------
        Deferred tax assets                    15,615         796        16,411
-------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred subscription acquisition costs     (5,483)       (328)       (5,811)
   Intangible assets                          (19,528)     (1,311)      (20,839)
   Other taxable temporary differences         (4,481)       (303)       (4,784)
-------------------------------------------------------------------------------
        Deferred tax liabilities              (29,492)     (1,942)      (31,434)
-------------------------------------------------------------------------------
Deferred tax liabilities, net                $(13,877)   $ (1,146)     $(15,023)
===============================================================================

      At December 31, 2004, we had NOLs of $86.6 million expiring from 2009 through 2024. We had capital loss carryforwards of $5.6 million expiring in 2008. In addition, foreign tax credit carryforwards of $11.0 million and minimum tax credit carryforwards of $1.1 million are available to reduce future U.S. federal income taxes. The foreign tax credit carryforwards expire in 2009 through 2014, and the minimum tax credit carryforwards have no expiration date.

(G)   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

                                                       Fiscal Year  Fiscal Year   Fiscal Year
                                                             Ended        Ended         Ended
                                                          12/31/04     12/31/03      12/31/02
---------------------------------------------------------------------------------------------
Numerator:
  Net income (loss) applicable to common shareholders     $  9,561     $ (8,450)     $(17,135)
=============================================================================================

Denominator:
For basic EPS - weighted-average shares                     31,581       27,023        25,595
  Effect of dilutive potential common shares:
  Employee stock options and other                             186           --            --
---------------------------------------------------------------------------------------------
     Dilutive potential common shares                          186           --            --
---------------------------------------------------------------------------------------------
For diluted EPS - weighted-average shares                   31,767       27,023        25,595
=============================================================================================

The following table represents the approximate number of shares related to options to purchase our Class B common stock, or Class B stock, convertible preferred stock and restricted stock awards that were outstanding during the year but were not included in the computation of diluted EPS, as the inclusion of these shares would have been antidilutive (in thousands):

                                       Fiscal Year    Fiscal Year    Fiscal Year
                                             Ended          Ended          Ended
                                          12/31/04       12/31/03       12/31/02
--------------------------------------------------------------------------------
Stock options                                2,336          2,835          2,670
Convertible preferred stock                    743          1,506             --
Restricted stock awards                         --             --            250
--------------------------------------------------------------------------------
Total                                        3,079          4,341          2,920
================================================================================

      On May 1, 2003, $10.0 million of Holdings, Series A Preferred Stock held by Mr. Hefner, along with accumulated dividends of $0.1 million, were exchanged for 1,122,209 shares of Playboy Class B stock.

      On April 26, 2004, we completed a public offering of 6,021,340 shares of our Class B stock. Included in this offering were 1,485,948 shares sold by Mr. Hefner. The shares sold by Mr. Hefner consisted of all of the shares of Class B common stock he received upon conversion of all of the outstanding shares of Playboy Series A convertible preferred stock, which we refer to as the Playboy Preferred Stock, at the time of the offering. See Note (S) Public Equity Offering for additional information.

(H)   FINANCIAL INSTRUMENTS

Fair Value: The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For cash and cash equivalents, receivables, certain other current assets and current maturities of long-term debt and short-term debt, the amounts reported approximated fair value due to their short-term nature. At December 31, 2003, our long-term debt consisted of $115.0 million of senior secured notes, due 2010, with a coupon of 11.00%. The fair value of these notes was determined to be $131.8 million using market prices. On June 11, 2004, we used the proceeds from our equity offering, more fully described in Note (S) Public Equity Offering, to redeem $35.0 million in aggregate principal amount of the outstanding notes, which reduced our long-term financing obligations to $80.0 million as of December 31, 2004. The fair value of these notes was determined to be $92.9 million at December 31, 2004. For foreign currency forward contracts, the fair value was estimated using quoted market prices established by financial institutions for comparable instruments, which approximated the contracts' values.

Concentrations of Credit Risk: Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers and segments from which our products are sold and licensed.

(I)   MARKETABLE SECURITIES

Marketable securities, primarily purchased in connection with our deferred compensation plans, consisted of the following (in thousands):

                                                     Dec. 31,          Dec. 31,
                                                         2004              2003
-------------------------------------------------------------------------------
Cost of marketable securities                         $ 3,894           $ 3,811
Gross unrealized holding gains                            217                50
Gross unrealized holding losses                           (59)             (315)
-------------------------------------------------------------------------------
Fair value of marketable securities                   $ 4,052           $ 3,546
===============================================================================

      There were no proceeds from the sale of marketable securities for 2004, 2003 and 2002, and therefore no gains or losses were realized. Included in "Total other comprehensive income (loss)" for 2004 and 2003 were net unrealized holding gains of $0.4 million and $0.8 million, respectively, and for 2002 net unrealized holding losses of $0.6 million.

(J)   INVENTORIES, NET

Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                        Dec. 31,        Dec. 31,
                                                            2004            2003
--------------------------------------------------------------------------------
Paper                                                    $ 2,573         $ 2,613
Editorial and other prepublication costs                   7,814           6,082
Merchandise finished goods                                 2,050           3,322
--------------------------------------------------------------------------------
Total inventories, net                                   $12,437         $12,017
================================================================================

(K)   ADVERTISING COSTS

      At December 31, 2004 and 2003, advertising costs of $7.9 million and $6.9 million, respectively, were deferred and included in "Deferred subscription acquisition costs" and "Other current assets." For 2004, 2003 and 2002, our advertising expense was $35.8 million, $34.5 million and $31.4 million, respectively.

(L)   PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

                                                    Dec. 31,           Dec. 31,
                                                        2004               2003
-------------------------------------------------------------------------------
Land                                                $    292           $    292
Buildings and improvements                             8,706              8,644
Furniture and equipment                               18,337             17,745
Leasehold improvements                                11,090             11,137
Software                                               8,214              6,855
-------------------------------------------------------------------------------
Total property and equipment                          46,639             44,673
Accumulated depreciation                             (35,148)           (32,653)
-------------------------------------------------------------------------------
Total property and equipment, net                   $ 11,491           $ 12,020
===============================================================================

(M)   PROGRAMMING COSTS, NET

Programming costs, net, consisted of the following (in thousands):

                                                     Dec. 31,           Dec. 31,
                                                         2004               2003
--------------------------------------------------------------------------------
Released, less amortization                           $38,279            $44,919
Completed, not yet released                            10,471              5,877
In-process                                              7,247              6,630
--------------------------------------------------------------------------------
Total programming costs, net                          $55,997            $57,426
================================================================================

      Based on management's estimate at December 31, 2004 of future total gross revenues, approximately 57% of the completed original programming costs is expected to be amortized during 2005. We expect to amortize virtually all of the released, original programming costs during the next three years. At December 31, 2004, we had $19.8 million of film acquisition costs. Film acquisition costs are typically amortized using the straight-line method over generally three years or less, which is our estimate of how long we plan to re-air a film or program on our broadcast networks.

(N)   FINANCING OBLIGATIONS

Financing obligations consisted of the following (in thousands):

                                                       Dec. 31,         Dec. 31,
                                                           2004             2003
--------------------------------------------------------------------------------
Senior secured notes, interest of 11.00%               $ 80,000         $115,000
--------------------------------------------------------------------------------
Total long-term financing obligations                  $ 80,000         $115,000
================================================================================

Debt Financings

      On March 11, 2003, we completed the offering of $115.0 million in aggregate principal amount of senior secured notes through Holdings. On September 17, 2003, the senior secured notes were exchanged for new registered senior secured notes. The form and terms of the new notes are identical in all material respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the form and terms of the old notes. The senior secured notes mature on March 15, 2010 and bear interest at the rate of 11.00% per annum, with interest payable on March 15th and September 15th of each year, beginning September 15, 2003.

      Under the terms of the indenture governing the notes, we have the right at any time prior to March 15, 2006, to redeem up to 35% of the original $115.0 million in aggregate principal amount of the notes, or $40.25 million, at a redemption price of 111.0% of the principal amount of the notes redeemed, plus accrued and unpaid interest, with the net cash proceeds from a qualifying equity offering. As previously mentioned, on June 11, 2004, we used a portion of the net proceeds of the equity offering to redeem $35.0 million in aggregate principal amount of the outstanding notes, which reduced our long term financing obligations to $80.0 million as of December 31, 2004.

      The notes are guaranteed on a senior secured basis by us and by substantially all of our domestic subsidiaries, referred to as the guarantors, excluding Playboy.com and its subsidiaries. The notes and the guarantees rank equally in right of payment with our and the guarantors' other existing and future senior debt. The notes and the guarantees are secured by a first-priority lien on our and each guarantor's trademarks, referred to as the primary collateral, and by a second-priority lien, junior to a lien for the benefit of the lenders under the new credit facility, as described below, on (a) 100% of the stock of substantially all of our domestic subsidiaries, excluding the subsidiaries of Playboy.com, (b) 65% of the capital stock of substantially all of our indirect first-tier foreign subsidiaries, (c) substantially all of our and each guarantor's domestic personal property, excluding the primary collateral and (d) the Playboy Mansion, or collectively, the secondary collateral. Our ability to pay cash dividends on our common stock is limited under the terms of the notes. See Note W Subsequent Event regarding our tender offer subsequent to December 31, 2004 to purchase the outstanding senior secured notes.

      On March 11, 2003, Holdings also entered into an agreement for a new revolving credit facility, which was subsequently amended on September 15, 2004. We are permitted to borrow up to $30.0 million in revolving borrowings, issue letters of credit or a combination of both. At December 31, 2004, there were no borrowings and $10.0 million in letters of credit outstanding under this facility, permitting $20.0 million of available borrowings under this facility. For purposes of calculating interest, revolving loans made under the new credit facility will be designated at either the offshore dollar inter bank offer rate, or IBOR, plus a borrowing margin based on our adjusted EBITDA or, in certain circumstances, at a base rate plus a borrowing margin based on our adjusted EBITDA, as defined in the agreement. Letters of credit issued under the credit facility bear fees at the applicable borrowing margin based on our adjusted EBITDA. All amounts outstanding under the new credit facility will mature on September 1, 2007. Our obligations under the credit facility are guaranteed by us and each of the guarantors of the notes. The obligations of us and each of the guarantors under the new credit facility are secured by a first-priority lien on the secondary collateral and a second-priority lien on the primary collateral that support obligations under the notes.

FINANCING FROM RELATED PARTY

      At December 31, 2002, Playboy.com had an aggregate of $27.2 million of outstanding indebtedness to Hugh M. Hefner, our founder and Editor-In-Chief, in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured. One promissory note, in the amount of $10.0 million, was extinguished in exchange for shares of Holdings Series A Preferred Stock with an aggregate stated value of $10.0 million. The two other promissory notes, in a combined principal amount of $17.2 million, were extinguished in exchange for $0.5 million in cash and shares of Holdings Series B Preferred Stock with an aggregate stated value of $16.7 million. Pursuant to the terms of an exchange agreement between us, Holdings, Playboy.com and Mr. Hefner and certificates of designation governing the Holdings Series A and Series B Preferred Stock, we were required to exchange the Holdings Series A Preferred Stock for shares of Playboy Class B stock and to exchange the Holdings Series B Preferred Stock for shares of Playboy Preferred Stock.

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

      On April 26, 2004, we completed a public offering of 6,021,340 Class B shares at $12.69 per share, before underwriting discounts. Included in this offering were 4,385,392 shares sold by Playboy, 1,485,948 sold by Mr. Hefner and 150,000 shares sold by Christie Hefner, our Chairman and Chief Executive Officer. Playboy's shares included 3,600,000 initial shares, plus an additional 785,392 shares due to the underwriters' exercise of their over-allotment option. The shares sold by Mr. Hefner consisted of all the shares of Class B stock he received upon conversion, at the time of the offering, of all of the outstanding shares of Playboy Preferred Stock. Mr. Hefner and Ms. Hefner paid for expenses related to this transaction proportionate to the number of shares each sold to the total number of shares sold in the offering.

      In August 2001, our subsidiary Playboy.com, Inc. issued $15.0 million of its Series A Preferred Stock, of which $5.0 million was purchased by Mr. Hefner. In connection with the restructuring of our international TV joint ventures, we reacquired the Series A Preferred Stock that was owned by an affiliate of Claxson. Each share of the Playboy.com Series A Preferred Stock has a liquidation preference equal to $7.1097 plus 8.0% per annum compounded annually from the original issuance date. As of December 31, 2004, the aggregate liquidation preference of the outstanding shares of Series A Preferred Stock was $12.5 million.

      The holders of Playboy.com Series A Preferred Stock can require Playboy.com to redeem any or all of their shares of Playboy.com Series A Preferred Stock at any time from and after August 10, 2006. If either of the preferred stockholders elects to cause a redemption during the 180-day period beginning August 10, 2006, and Playboy.com is unable to, or does not, satisfy its redemption obligations, we are required to satisfy Playboy.com's redemption obligations by delivering, at our option, cash or shares of our Class B common stock or any combination thereof.

(O)   BENEFIT PLANS

      Our Employees Investment Savings Plan is a defined contribution plan consisting of two components, a profit sharing plan and a 401(k) plan. The profit sharing plan covers all employees who have completed 12 months of service of at least 1,000 hours. Our discretionary contribution to the profit sharing plan is distributed to each eligible employee's account in an amount equal to the ratio of each eligible employee's compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. Total contributions for 2004, 2003 and 2002 were $1.3 million, $1.0 million and $0.5 million, respectively.

      All employees are eligible to participate in the 401(k) plan upon their date of hire. We offer several mutual fund investment options. The purchase of our stock is not an option. We make matching contributions to the 401(k) plan based on each participating employee's contributions and eligible compensation. Our matching contributions for 2004, 2003 and 2002 related to this plan were $1.2 million, $1.0 million and $1.1 million, respectively.

      We have two nonqualified deferred compensation plans, which permit certain employees and all nonemployee directors to annually elect to defer a portion of their compensation. A match is provided to employees who participate in the deferred compensation plan, at a certain specified minimum level, and whose annual eligible earnings exceed the salary limitation contained in the 401(k) plan. All amounts deferred and earnings credited under these plans are immediately 100% vested and are general unsecured obligations. Such obligations totaled $4.7 million and $4.2 million at December 31, 2004 and 2003, respectively, and are included in "Other noncurrent liabilities."

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

Rent expense, net was as follows (in thousands):

                                Fiscal Year       Fiscal Year       Fiscal Year
                                      Ended             Ended             Ended
                                   12/31/04          12/31/03          12/31/02
-------------------------------------------------------------------------------
Minimum rent expense               $ 13,495          $ 13,755          $ 11,343
Sublease income                        (419)             (842)           (1,036)
-------------------------------------------------------------------------------
Rent expense, net                  $ 13,076          $ 12,913          $ 10,307
===============================================================================

There was no contingent rent expense in any of these periods. The minimum future commitments at December 31, 2004, under operating leases with initial or remaining noncancelable terms in excess of one year, were as follows (in thousands):

2005                                                                  $  13,560
2006                                                                     12,853
2007                                                                     11,884
2008                                                                     10,439
2009                                                                      7,074
Later years                                                              58,357
Less minimum sublease income                                             (1,152)
-------------------------------------------------------------------------------
Minimum lease commitments, net                                        $ 113,015
-------------------------------------------------------------------------------

      Our entertainment programming is delivered to DTH and cable operators through communications satellite transponders. We currently have four transponder service agreements related to our domestic networks, the terms of which currently extend through 2006, 2008, 2013, and 2014. We also have two international transponder service agreements, the terms of which currently extend through 2006 and 2009. At December 31, 2004, future commitments related to these six agreements were $6.7 million, $6.9 million, $6.2 million, $6.0 million, and $5.0 million for 2005, 2006, 2007, 2008 and 2009, respectively, and $13.8 million thereafter. These service agreements contain protections typical in the industry against transponder failure, including access to spare transponders, and conditions under which our access may be denied. Major limitations on our access to DTH or cable systems or satellite transponder capacity could materially adversely affect our operating performance. There have been no instances in which we have been denied access to transponder service.

      In 2002, a $4.4 million verdict was entered against us by a state trial court in Texas in a lawsuit with a former publishing licensee. We terminated the license in 1998 due to the licensee's failure to pay royalties and other amounts due to us under the license agreement. We are currently pursuing an appeal. We have posted a bond in the amount of approximately $8.5 million, which represents the amount of the judgment, costs and estimated pre-and post-judgment interest. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained and have not recorded a liability for this case in accordance with Statement 5, Accounting for Contingencies.

      In the fourth quarter of 2003, we recorded $8.5 million related to settlement of the Logix litigation, which related to events prior to our 1999 acquisition of Spice. We made a payment of $6.5 million in 2004 and $1.0 million in 2005 and will make a payment of $1.0 million in 2006.

(Q)   STOCK PLANS

      We have various stock plans for key employees and nonemployee directors, which provide for the grant of nonqualified and incentive stock options and shares of restricted stock, deferred stock and other performance-based equity awards. The exercise price of options granted equals or exceeds the fair value at the grant date. In general, options become exercisable over a two- to four-year period from the grant date and expire ten years from the grant date. Restricted stock awards provide for the issuance of Class B stock subject to restrictions that lapse if we meet specified operating income objectives pertaining to one or more fiscal years. In addition, one of the plans pertaining to nonemployee directors also allows for the issuance of Class B stock as awards and payment for annual retainer, committee and meeting fees.

At December 31, 2004, a total of 1,581,575 shares of Class B stock was available for future grants under the various stock plans combined. Stock option transactions are summarized as follows:

                                                                  Weighted Average
                                           Shares                  Exercise Price
--------------------------------------------------------------------------------------
                                   Class A        Class B        Class A       Class B
--------------------------------------------------------------------------------------
Outstanding at December 31, 2001        --      2,065,136      $      --     $   18.31
Granted                                 --        781,250             --         14.91
Exercised                               --        (11,500)            --         10.31
Canceled                                --       (219,000)            --         16.19
---------------------------------------------------------
Outstanding at December 31, 2002        --      2,615,886             --         17.51
Granted                                 --        701,000             --         10.03
Exercised                               --        (17,500)            --         10.95
Canceled                                --       (455,500)            --         14.33
---------------------------------------------------------
Outstanding at December 31, 2003        --      2,843,886             --         16.22
Granted                                 --        549,500             --         14.20
Exercised                               --        (41,334)            --          7.84
Canceled                                --       (119,332)            --         12.69
---------------------------------------------------------
Outstanding at December 31, 2004        --      3,232,720      $      --     $   16.09
======================================================================================

The following table summarizes information regarding stock options at December 31, 2004:

                             Options Outstanding                   Options Exercisable
                  -----------------------------------------    --------------------------
                                    Weighted       Weighted                      Weighted
                                     Average        Average                       Average
Range of               Number      Remaining       Exercise         Number       Exercise
Exercise Prices   Outstanding           Life          Price    Exercisable          Price
-----------------------------------------------------------------------------------------
Class B
$8.88-$15.85        2,244,220           6.74      $   12.53      1,275,397      $   12.60
$16.72-$21.00         471,000           4.16          20.72        471,000          20.72
$24.13-$31.50         517,500           4.38          27.27        517,500          27.27
-----------------------------------------------------------------------------------------
Total Class B       3,232,720           5.99      $   16.09      2,263,897      $   17.65
=========================================================================================

      The weighted average exercise prices for Class B exercisable options at December 31, 2003 and 2002 were $18.79 and $18.65, respectively.

      There was no restricted stock awarded in 2003. For 2002, the weighted average fair value of restricted stock awarded was $11.82. As it was probable that the performance criteria would be met, we recorded $2.7 million of compensation expense in 2002.

      During 2004, we issued 173,000 shares of restricted stock units at a weighted average fair value of $14.04, and 9,000 of these shares were cancelled during the year. As it was probable that the performance criteria would be met, we recorded $0.7 million of compensation expense in 2004.

      We have an Employee Stock Purchase Plan to provide substantially all regular full- and part-time employees an opportunity to purchase shares of our Class B stock through payroll deductions. The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on the closing price less a 15% discount. At December 31, 2004, a total of approximately 25,000 shares of Class B stock were available for future purchases under this plan.

(R)   SALE OF SECURITIES

      The Califa acquisition agreement gave us the option of paying up to $71 million of the purchase price in cash or Class B stock through 2007. On April 17, 2002, a registration statement for the resale of approximately 1,475,000 shares became effective. These shares were issued in payment of the first two installments of consideration, which totaled $22.5 million plus $0.3 million of accrued interest. The sellers elected to sell the shares and realized net proceeds from the sale of $19.2 million. As a result, we were required to provide them with a make-whole payment in either cash or Class B stock of approximately $3.6 million, plus interest until the date payment was made. On March 14, 2003, we paid the sellers $17.3 million in cash, in satisfaction of $8.5 million of base consideration due in 2003, a $5.0 million performance-based payment due in 2003 and the $3.6 million make-whole payment, plus accrued interest of $0.2 million thereon. The amounts were recorded at the acquisition date as part of acquisition liabilities. In 2004, we paid the sellers $15.0 million in cash. See Footnote (B) Acquisition for additional information.

(S)   PUBLIC EQUITY OFFERING

      On April 26, 2004, we completed a public offering of 6,021,340 Class B shares at $12.69 per share, before underwriting discounts. Included in this offering were 4,385,392 shares sold by Playboy, 1,485,948 shares sold by Mr. Hefner, and 150,000 shares sold by Ms. Hefner. Playboy's shares included 3,600,000 initial shares, plus an additional 785,392 shares due to the underwriters' exercise of their over-allotment option. The shares sold by Mr. Hefner consisted of all of the shares of Class B stock he received upon conversion, at the time of the offering, of all of the outstanding shares of Playboy Preferred Stock. Mr. Hefner and Ms. Hefner paid for expenses related to this transaction proportionate to the number of shares each sold to the total number of shares sold in the offering.

      Net proceeds to us from the sale of our shares were approximately $51.9 million. On June 11, 2004, we used $39.8 million of the net proceeds of this sale to redeem $35.0 million in aggregate principal amount of the outstanding 11.00% senior secured notes due 2010, which included a $3.9 million bond redemption premium and accrued and unpaid interest of $0.9 million. We used approximately $0.7 million of the net proceeds to pay accrued and unpaid dividends on the Playboy Preferred Stock up to the time of conversion. The balance of the net proceeds was used for general corporate purposes in the current year and on an ongoing basis.

(T)   CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash paid for interest and income taxes was as follows (in thousands):

                                 Fiscal Year       Fiscal Year       Fiscal Year
                                       Ended             Ended             Ended
                                    12/31/04          12/31/03          12/31/02
--------------------------------------------------------------------------------
Interest                             $20,267           $13,720           $ 9,260
Income taxes                         $ 2,544           $ 3,668           $ 1,485
--------------------------------------------------------------------------------

      In 2003, we had noncash activities related to the conversion of three related party promissory notes. The notes were first converted to Holdings Series A and Series B Preferred Stock. Subsequently, the Holdings Series A
Preferred Stock was converted to Playboy Class B stock and the Series B Preferred Stock was converted to Playboy Preferred Stock. See Note (N) Financing Obligations. In 2002, we had noncash activities related to the conversion of two related party promissory notes and accrued interest into a new promissory note as well as noncash activities related to the Califa acquisition. See Note (B) Acquisition.

(U)   SEGMENT INFORMATION

      Our businesses are currently classified into the following three reportable segments: Entertainment, Publishing and Licensing. During the fourth quarter of 2004, we announced the realignment of our existing TV, DVD, online and wireless businesses. As a result of the new operating structure, we have changed our reportable business segments to include in the Entertainment Group segment the operations formerly reported in the Online Group segment. The new operating structure is designed to streamline operations, maximize return on content creation and increase responsiveness to customers. As required by Statement 131, "Disclosure about Segments of an Enterprise and Related Information," all prior period segment information has been reclassified to reflect this change.

      As a result of the realignment, the Entertainment Group operations now include the production and distribution of adult television programming for our domestic and international TV networks, online content, and worldwide DVD products in addition to Internet subscriptions, e-commerce and other electronic platform businesses including advertising, international ventures and online gaming. Publishing Group operations include the publication of Playboy magazine, other domestic publishing businesses comprising special editions, calendars and ancillary businesses, and the licensing of international editions of Playboy magazine. Licensing Group operations include the licensing of consumer products carrying one or more of our trademarks and images, as well as Playboy branded location-based entertainment and marketing activities.

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

The following table represents financial information by reportable segment (in thousands):

                                          Fiscal Year     Fiscal Year     Fiscal Year
                                                Ended           Ended           Ended
                                             12/31/04        12/31/03        12/31/02
-------------------------------------------------------------------------------------
Net revenues (1)
Entertainment                               $ 189,157       $ 175,735       $ 152,603
Publishing                                    119,816         120,678         111,802
Licensing                                      20,403          19,431          13,217
-------------------------------------------------------------------------------------
Total                                       $ 329,376       $ 315,844       $ 277,622
=====================================================================================
Income (loss) before income taxes
Entertainment                               $  33,145       $  30,823       $  23,449
Publishing                                      6,233           5,160           2,669
Licensing                                      10,476          10,358           4,581
Corporate Administration and Promotion        (18,207)        (16,539)        (15,810)
Restructuring expenses                           (744)           (350)         (6,643)
Gain on disposals                                   2              --             442
Nonoperating expense                          (17,071)        (32,042)        (17,279)
-------------------------------------------------------------------------------------
Total                                       $  13,834       $  (2,590)      $  (8,591)
=====================================================================================
Depreciation and amortization (2) (3)
Entertainment                               $  45,847       $  47,892       $  49,621
Publishing                                        231             397             371
Licensing                                          28              33              46
Corporate Administration and Promotion            994           1,236           1,581
-------------------------------------------------------------------------------------
Total                                       $  47,100       $  49,558       $  51,619
=====================================================================================
Identifiable assets (2) (4)
Entertainment                               $ 266,736       $ 270,549       $ 267,463
Publishing                                     45,724          48,462          43,861
Licensing                                       5,344           8,199           4,726
Catalog                                            --              --              36
Corporate Administration and Promotion        102,777          90,850          53,635
-------------------------------------------------------------------------------------
Total                                       $ 420,581       $ 418,060       $ 369,721
=====================================================================================

(1) Net revenues include revenues attributable to foreign countries of approximately $78,337, $69,478, and $45,695 in 2004, 2003 and 2002,
      respectively. Revenues from individual foreign countries were not material. Revenues are generally attributed to countries based on the location of customers, except licensing royalties where revenues are attributed based upon the location of licensees.

(2)   The majority of our property and  equipment and capital  expenditures  are
      reflected  in  Corporate   Administration  and  Promotion;   depreciation,
      however, is partially allocated to the reportable segments.

(3)   Amounts include  depreciation  of property and equipment,  amortization of
      intangible   assets  and  amortization  of  investments  in  entertainment programming.

(4)   Our long-lived assets located in foreign countries were not material.

(V)   RELATED PARTY TRANSACTIONS

      In 1971, we purchased the Playboy Mansion in Los Angeles, California, where our founder, Hugh M. Hefner, lives. The Playboy Mansion is used for various corporate activities, including serving as a valuable location for video production, magazine photography and for online, advertising and sales events. It also enhances our image, as host for many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increase public awareness of us and our products and services. Mr. Hefner pays us rent for that portion of the Playboy Mansion used exclusively for his and his personal guests' residence as well as the per-unit value of non-business meals, beverages and other benefits received by him and his personal guests. The Playboy Mansion is included in our Consolidated Balance Sheets at December 31, 2004 and 2003 at a net book value, including all improvements and after accumulated depreciation, of $1.6 million for both years. The operating expenses of the Playboy Mansion, including depreciation and taxes, were $3.0 million, $2.3 million and $3.6 million for 2004, 2003 and 2002, respectively, net of rent received from Mr. Hefner. We estimated the sum of the rent and other benefits payable for 2004 to be $1.3 million, and Mr. Hefner paid that amount during 2004. The actual rent and other benefits payable for 2003 and 2002 was $1.4 million and $1.3 million, respectively.

      From time to time, we enter into barter transactions in which we secure air transportation for Mr. Hefner in exchange for advertising pages in Playboy magazine. Mr. Hefner reimburses us for our direct costs of providing these ad pages. We receive significant promotional benefit from these transactions. There were no such transactions in 2004, 2003 and 2002.

      On April 26, 2004, Mr. Hefner converted his $16.7 million of Playboy Preferred Stock into 1,485,948 shares of our Class B stock and sold these shares as part of our public equity offering on that date. See Note (S) Public Equity Offering.

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

      In August 2001, our subsidiary Playboy.com, Inc. issued $15.0 million of its Series A Preferred Stock, of which $5.0 million was purchased by Mr. Hefner. See Note (N) Financing Obligations for additional information regarding the terms and redemption of the Playboy.com Series A Preferred Stock.

(W)   SUBSEQUENT EVENT

      On February 22, 2005, Holdings commenced an offer to purchase for cash all $80.0 million of the outstanding senior secured notes. In connection with the tender offer, consents from holders of the senior secured notes are being solicited for certain amendments which would eliminate substantially all of the restrictive covenants and certain events of default and would release all of the related guarantees and collateral. The consent solicitation will expire on March 7, 2005, unless extended or earlier terminated. The tender offer will expire on March 22, 2005, unless extended or earlier terminated. The total amount of funds required to purchase all of the senior secured notes and make consent payments, to pay accrued and unpaid interest on the senior secured notes, and pay all fees and expenses in connection with the tender offer and consent solicitation is expected to be approximately $100.0 million, assuming all senior secured notes are validly tendered and not withdrawn prior to the consent deadline. We expect to fund the tender offer and consent solicitation from various sources, which may include available cash, borrowings under our existing credit facility, new debt financing, or a combination of these sources. Completion of the tender offer and consent solicitation is subject to the satisfaction of certain conditions, including (i) receipt of valid tenders for at least 66-2/3% of the principal amount of outstanding senior secured notes and (ii) completion of a financing having gross proceeds of at least $90.0 million. The tender offer and consent solicitation may be amended, extended or, under certain circumstances, terminated.

(X)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for 2004 and 2003 (in thousands, except per share amounts):

                                                         Quarters Ended
                                         ------------------------------------------------
2004                                     Mar. 31      June 30      Sept. 30       Dec. 31
-----------------------------------------------------------------------------------------
Net revenues                             $80,870      $78,717       $80,258       $89,531
Operating income                           7,452        3,163         6,705        13,585
Net income (loss)                          1,888       (8,291)        1,927        14,465
Net income (loss) applicable to
   common shareholders                     1,553       (8,384)        1,927        14,465
Basic and diluted EPS applicable to
   common shareholders                      0.06        (0.26)         0.06          0.43
Common stock price
   Class A high                            14.78        13.26         11.25         12.35
   Class A low                             12.10        11.00          7.60          9.60
   Class B high                            16.48        14.55         12.00         13.25
   Class B low                           $ 13.05      $ 11.43       $  8.00       $  9.96
-----------------------------------------------------------------------------------------

                                                         Quarters Ended
                                         ------------------------------------------------
2003                                     Mar. 31      June 30      Sept. 30       Dec. 31
-----------------------------------------------------------------------------------------
Net revenues                             $74,281      $75,971       $74,448       $91,144
Operating income                           9,450        5,518         5,661         8,823
Net income (loss)                            632         (905)         (610)       (6,674)
Net income (loss) applicable to
   common shareholders                       632       (1,128)         (944)       (7,010)
Basic and diluted EPS applicable to
   common shareholders                      0.02        (0.04)        (0.03)        (0.26)
Common stock price
   Class A high                            10.23        12.64         13.86         15.68
   Class A low                              7.48         8.03         11.64         13.48
   Class B high                            11.95        13.74         15.11         16.91
   Class B low                           $  7.92      $  8.47       $ 12.75       $ 14.45
-----------------------------------------------------------------------------------------

      Net income for the quarter ended December 31, 2004 included a $5.6 million insurance recovery related to litigation. Net loss for the quarter ended December 31, 2003 included an $8.5 million charge for the Logix litigation settlement.

      Net loss for the quarter ended June 30, 2004 included $5.9 million of debt extinguishment expenses related to the redemption of $35.0 million of our outstanding balance of senior secured notes. See Note (N) Financing Obligations.

      Net income for the quarter ended March 31, 2003 included $3.3 million of debt extinguishment expenses in connection with financing obligations, which were repaid upon completion of our debt offering in the quarter.

(Y)   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

      On March 11, 2003, Holdings completed an offering of $115.0 million of 11.00% senior secured notes due in 2010, which we refer to as the Old Notes. On September 17, 2003, the Old Notes were exchanged for new 11.00% senior secured notes due in 2010, which we refer to as the New Notes. The form and terms of the New Notes are identical in all material respects (including principal amount, interest rate, maturity, ranking and covenant restrictions) to the form and terms of the Old Notes, except that the New Notes (a) have been registered under the Securities Act of 1933, as amended, or the Securities Act, (b) do not bear restrictive legends restricting their transfer under the Securities Act, (c) are not entitled to the registration rights that apply to the Old Notes and (d) do not contain provisions relating to liquidated damages in connection with the Old Notes under circumstances related to the timing of the exchange offer. The payment obligations under the New Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by us and by substantially all of our domestic subsidiaries, referred to as the guarantors, excluding Playboy.com and its subsidiaries. All of our remaining subsidiaries, referred to as the nonguarantors, are wholly-owned by the guarantors except for Playboy.com and its subsidiaries, which are majority-owned subsidiaries. The following supplemental Condensed Consolidating Statements of Operations for the years ended December 31, 2004, 2003 and 2002, the Condensed Consolidating Balance Sheets at December 31, 2004 and December 31, 2003 and the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002, present financial information for (a) us (carrying our investment in Holdings under the equity method), (b) Holdings, the issuer of the New Notes (carrying its investment in the guarantors under the equity method), (c) on a combined basis the guarantors (carrying any investment in nonguarantors under the equity method) and (d) on a combined basis the nonguarantors. Separate financial statements of the guarantors are not presented because the guarantors are jointly, severally, and unconditionally liable under the guarantees, and we believe that separate financial statements and other disclosures regarding the guarantors are not material to investors. In general, Holdings has entered into third-party borrowings and financed its subsidiaries via intercompany accounts. All intercompany activity has been included as "Net receipts from (payments to) subsidiaries" in the Condensed Consolidating Statements of Cash Flows. In certain cases, taxes have been calculated on the basis of a group position that includes both guarantors and nonguarantors. In such cases, the taxes have been allocated to individual legal entities based upon each legal entity's actual contribution to the tax provision.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                         Year Ended December 31, 2004
                                          ----------------------------------------------------------------------------------------
                                                Playboy                                         Non-                       Playboy
                                           Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                          Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
----------------------------------------------------------------------------------------------------------------------------------
Net revenues                                  $      --      $      --      $ 259,489      $  83,899      $ (14,012)     $ 329,376
----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                     --             --       (190,476)       (64,371)        14,012       (240,835)
   Selling and administrative expenses               --             --        (45,261)       (11,633)            --        (56,894)
   Restructuring expenses                            --             --           (372)          (372)            --           (744)
----------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                       --             --       (236,109)       (76,376)        14,012       (298,473)
----------------------------------------------------------------------------------------------------------------------------------
Gain on disposal                                     --             --              2             --             --              2
----------------------------------------------------------------------------------------------------------------------------------
Operating income                                     --             --         23,382          7,523             --         30,905
----------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                 --             --            576             65            (62)           579
   Interest expense                                  --        (10,569)        (3,113)           (67)            62        (13,687)
   Amortization of deferred
     financing fees                                  --         (1,266)            --             --             --         (1,266)
   Minority interest                                 --             --         (1,436)            --             --         (1,436)
   Debt extinguishment expenses                      --         (5,908)            --             --             --         (5,908)
   Equity in operations of investments               --             --            (71)            --             --            (71)
   Litigation settlement                             --             --          5,638             --             --          5,638
   Equity income (loss) from subsidiaries         9,989         28,117          6,485             --        (44,591)            --
   Other, net                                        --           (385)          (410)          (125)            --           (920)
----------------------------------------------------------------------------------------------------------------------------------
      Total nonoperating expense                  9,989          9,989          7,669           (127)       (44,591)       (17,071)
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                        9,989          9,989         31,051          7,396        (44,591)        13,834
Income tax expense                                   --             --         (2,934)          (911)            --         (3,845)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                    $   9,989      $   9,989      $  28,117      $   6,485      $ (44,591)     $   9,989
==================================================================================================================================

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
==================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                                         Year Ended December 31, 2002
                                          ----------------------------------------------------------------------------------------
                                                Playboy                                         Non-                       Playboy
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
==================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 2004
                                 (In thousands)

                                                Playboy                                         Non-                       Playboy
                                           Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                          Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                     $      --      $      --      $  40,359      $   6,309      $      --      $  46,668
Marketable securities                                --             --          4,052             --             --          4,052
Receivables, net of allowance for
   doubtful accounts                                 --             --         37,665          7,419             --         45,084
Receivables from related parties                     --             --         (7,276)         8,557             --          1,281
Inventories, net                                     --             --         10,923          1,514             --         12,437
Deferred subscription acquisition
   costs                                             --             --         13,104             --             --         13,104
Other current assets                                 --             22          6,441          2,133             --          8,596
----------------------------------------------------------------------------------------------------------------------------------
   Total current assets                              --             22        105,268         25,932             --        131,222
----------------------------------------------------------------------------------------------------------------------------------
Receivables from affiliates                          --         77,845         39,173             --       (117,018)            --
Property and equipment, net                          --             --         10,002          1,489             --         11,491
Long term receivables                                --             --          2,755             --             --          2,755
Programming costs, net                               --             --         54,321          1,676             --         55,997
Goodwill                                             --             --        111,370            523             --        111,893
Trademarks                                           --             --         57,296             --             --         57,296
Distribution agreements, net of
   accumulated amortization                          --             --         31,206             --             --         31,206
Investment in subsidiaries                      168,450        168,450        (29,278)            --       (307,622)            --
Other noncurrent assets                              --          4,824         13,837             60             --         18,721
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                  $ 168,450      $ 251,141      $ 395,950      $  29,680      $(424,640)     $ 420,581
==================================================================================================================================

Liabilities
Acquisition liabilities                       $      --      $      --      $   6,577      $   3,607      $      --      $  10,184
Accounts payable                                     --            100         15,692          6,004             --         21,796
Accrued salaries, wages and
   employee benefits                                 --             --          8,218             68             --          8,286
Deferred revenues                                    --             --         45,059          6,362             --         51,421
Accrued litigation settlement                        --             --          1,000             --             --          1,000
Other liabilities and accrued expenses               --          2,591         16,024           (575)            --         18,040
----------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                         --          2,691         92,570         15,466             --        110,727
----------------------------------------------------------------------------------------------------------------------------------
Financing obligations                                --         80,000             --             --             --         80,000
Financing obligations to affiliates                  --             --         77,845         39,173       (117,018)            --
Acquisition liabilities                              --             --         15,888          3,197             --         19,085
Net deferred tax liabilities                         --             --         15,023             --             --         15,023
Accrued litigation settlement                        --             --          1,000             --             --          1,000
Other noncurrent liabilities                         --             --         12,657          1,122             --         13,779
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    --         82,691        214,983         58,958       (117,018)       239,614
----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                    --             --         12,517             --             --         12,517

Shareholders' equity                            168,450        168,450        168,450        (29,278)      (307,622)       168,450
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                       $ 168,450      $ 251,141      $ 395,950      $  29,680      $(424,640)     $ 420,581
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
==================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Year Ended December 31, 2004
                                          ----------------------------------------------------------------------------------------
                                                Playboy                                         Non-                       Playboy
                                           Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                          Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                       $              $  (7,686)     $  18,140      $   5,909      $      --      $  16,363
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                              --             --             28            124             --            152
Additions to property and equipment                  --             --         (1,812)        (1,063)            --         (2,875)
Other, net                                           --             --            137             --             --            137
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing
   activities                                        --             --         (1,647)          (939)            --         (2,586)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations              51,859             --             --             --             --         51,859
Repayment of financing obligations                   --        (35,000)            --             --             --        (35,000)
Payment of debt extinguishment
   expenses                                          --         (3,850)            --             --             --         (3,850)
Payment of acquisition liabilities                   --             --         (9,546)        (1,725)            --        (11,271)
Payment of preferred stock dividends               (651)            --             --             --             --           (651)
Proceeds from stock plans                           490             --             --             --             --            490
Other, net                                          (18)            --             --             --             --            (18)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   financing activities                          51,680        (38,850)        (9,546)        (1,725)            --          1,559
----------------------------------------------------------------------------------------------------------------------------------
Net receipts from (payments to)
   subsidiaries                                 (51,680)        46,536          8,967         (3,823)            --             --
----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash
   and cash equivalents                              --             --         15,914           (578)            --         15,336
Cash and cash equivalents
   at beginning of period                            --             --         24,445          6,887             --         31,332
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                           $      --      $      --      $  40,359      $   6,309      $      --      $  46,668
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
==================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Year Ended December 31, 2002
                                          ----------------------------------------------------------------------------------------
                                                Playboy                                         Non-                       Playboy
                                           Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                          Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net cash provided by (used for)
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
==================================================================================================================================

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Playboy Enterprises, Inc.

      We have audited the accompanying consolidated balance sheets of Playboy Enterprises, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playboy Enterprises, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Playboy Enterprises, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005 expressed an unqualified opinion thereon.


                                                               Ernst & Young LLP

Chicago, Illinois
February 18, 2005,
except for Note (W), as to which the date is February 22, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

      Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, our disclosure controls and procedures are effective.

(b)   Management's Annual Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this evaluation, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management believes that our internal control over financial reporting is effective as of December 31, 2004.

      Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Playboy Enterprises, Inc.

      We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Playboy Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Playboy Enterprises Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that Playboy Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Playboy Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Playboy Enterprises, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated February 18, 2005, except for Note (W), as to which the date is February 22, 2005, expressed an unqualified opinion thereon.


                                                               Ernst & Young LLP

Chicago, Illinois
February 18, 2005

(d)   Change in Internal Control Over Financial Reporting

      There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by Item 10 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2005, which will be filed within 120 days after the close of our fiscal year ended December 31, 2004, and is incorporated herein by reference, pursuant to General Instruction G(3).

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

Item 11. Executive Compensation

      The information required by Item 11 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2005, which will be filed within 120 days after the close of our fiscal year ended December 31, 2004, and is incorporated herein by reference (excluding the Report of the Compensation Committee and the Performance Graph), pursuant to General Instruction G(3).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information regarding outstanding options and shares reserved for future issuance as of December 31, 2004:

                                                                          Class B Stock
                                                     -------------------------------------------------------
                                                                             Weighted
                                                                              Average                 Number
                                                       Number of       Exercise Price              of Shares
                                                         Options           of Options          Remaining for
                                                     Outstanding          Outstanding        Future Issuance
------------------------------------------------------------------------------------------------------------
Total equity compensation plans approved by
   security holders                                    3,232,720               $16.09              1,581,575
============================================================================================================

      The other information required by Item 12 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2005, which will be filed within 120 days after the close of our fiscal year ended December 31, 2004, and is incorporated herein by reference, pursuant to General Instruction G(3).

Item 13. Certain Relationships and Related Transactions

      The information required by Item 13 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2005, which will be filed within 120 days after the close of our fiscal year ended December 31, 2004, and is incorporated herein by reference, pursuant to General Instruction G(3).

Item 14. Principal Accounting Fees and Services

      The information required by Item 14 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2005, which will be filed within 120 days after the close of our fiscal year ended December 31, 2004, and is incorporated herein by reference, pursuant to General Instruction G(3).

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)   Certain Documents Filed as Part of the Form 10-K

      Our Financial Statements and Supplementary Data following are
      as set forth under Part II. Item 8. of this Form 10-K Annual Report:                                 Page
                                                                                                           ----
            Consolidated Statements of Operations - Fiscal Years Ended December 31, 2004,
            2003 and 2002                                                                                    45

            Consolidated Balance Sheets - December 31, 2004 and 2003                                         46

            Consolidated Statements of Shareholders' Equity - Fiscal Years Ended
            December 31, 2004, 2003 and 2002                                                                 47

            Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 2004,
            2003 and 2002                                                                                    48

            Notes to Consolidated Financial Statements                                                       49

            Condensed Consolidating Statements of Operations - Fiscal Years Ended December 31, 2004,
            2003 and 2002                                                                                    70

            Condensed Consolidating Balance Sheets - December 31, 2004 and 2003                              72

            Condensed Consolidating Statements of Cash Flows - Fiscal Years Ended December 31, 2004,
            2003 and 2002                                                                                    74

            Report of Independent Registered Public Accounting Firm                                          77

            Schedule II - Valuation and Qualifying Accounts                                                  91

(b)   Reports on Form 8-K

      On November 2, 2004, we furnished a Current Report on Form 8-K, dated November 2, 2004, under Item 2., attaching our press release announcing our financial results for the third quarter of 2004.

      On December 6, 2004, we furnished a Current Report on Form 8-K, dated December 6, 2004, under Item 9., attaching our press release disclosing certain projections and remarks made during our presentation at the Credit Suisse First Boston Media Week conference on December 6, 2004.

(c)   Exhibits

      See Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PLAYBOY ENTERPRISES, INC.


March 2, 2005                           By /s/ Linda G. Havard
                                           ------------------------
                                           Linda G. Havard
                                           Executive Vice President,
                                           Finance and Operations,
                                           and Chief Financial Officer
                                           (Authorized Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Christie Hefner                                 March 2, 2005
----------------------------------------
Christie Hefner
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Richard S. Rosenzweig                           March 2, 2005
----------------------------------------
Richard S. Rosenzweig
Executive Vice President and Director


/s/ Dennis S. Bookshester                           March 2, 2005
----------------------------------------
Dennis S. Bookshester
Director


/s/ David I. Chemerow                               March 2, 2005
----------------------------------------
David I. Chemerow
Director


/s/ Donald G. Drapkin                               March 2, 2005
----------------------------------------
Donald G. Drapkin
Director


/s/ Jerome H. Kern                                  March 2, 2005
----------------------------------------
Jerome H. Kern
Director


/s/ Russell I. Pillar                               March 2, 2005
----------------------------------------
Russell I. Pillar
Director


/s/ Sol Rosenthal                                   March 2, 2005
----------------------------------------
Sol Rosenthal
Director


/s/ Linda G. Havard                                 March 2, 2005
----------------------------------------
Linda G. Havard
Executive Vice President,
Finance and Operations,
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

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

   3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Playboy Enterprises, Inc. (incorporated by reference to Exhibit 3.2 from our quarterly report on Form 10-Q dated June 30, 2004)

   4.1      11% Senior Secured Notes due 2010

            a Indenture, dated as of March 11, 2003, or the Indenture, between PEI Holdings, Inc., the Guarantors party thereto and Bank One, N.A., as Trustee

            b Form of 11% Senior Secured Note due 2010 (included in Exhibit 4.1(a))

            c Pledge Agreement, dated as of March 11, 2003, between PEI Holdings, Inc. and Bank One, N.A., as Trustee under the Indenture

            d Pledge Agreement, dated as of March 11, 2003, among Chelsea Court Holdings LLC, as the limited partner in 1945/1947 Cedar River C.V., Candlelight Management LLC, as the general partner in 1945/1947 Cedar River C.V., and Bank One, N.A., as Trustee under the Indenture

            e Pledge Agreement, dated as of March 11, 2003, between Claridge Organization LLC and Bank One, N.A., as Trustee under the Indenture

            f Pledge Agreement, dated as of March 11, 2003, between Playboy Clubs International, Inc. and Bank One, N.A., as Trustee under the Indenture

            g Pledge Agreement, dated as of March 11, 2003, between CPV Productions, Inc. and Bank One, N.A., as Trustee under the Indenture

            h Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank One, N.A., as Trustee under the Indenture

            i Pledge Agreement, dated as of March 11, 2003, between Playboy Gaming International, Ltd. and Bank One, N.A., as Trustee under the Indenture

            j Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank One, N.A., as Trustee under the Indenture

            k Pledge Agreement, dated as of March 11, 2003, between Playboy Enterprises, Inc. and Bank One, N.A., as Trustee under the Indenture

            l Pledge Agreement, dated as of March 11, 2003, between Playboy Enterprises International, Inc. and Bank One, N.A., as Trustee under the Indenture

            m Pledge Agreement, dated as of March 11, 2003, between Planet Playboy, Inc. and Bank One, N.A., as Trustee under the Indenture

            n Pledge Agreement, dated as of March 11, 2003, between Spice Entertainment, Inc. and Bank One, N.A., as Trustee under the Indenture

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

    4.2 Credit Agreement, dated as of March 11, 2003, among PEI Holdings, Inc., each lender from time to time party thereto and Bank of America, N.A. as Agent (see Exhibit 10.12) (incorporated by reference to Exhibit 4.3 from the 2002 Form 10-K)

   10.1     Playboy Magazine Printing and Binding Agreement

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

            c Second Amendment to October 22, 1997 Agreement dated as of March 2, 2004 (incorporated by reference to Exhibit 10.1 from our annual report on Form 10-K for the year ended December 31, 2003, or the 2003 Form 10-K)

   10.2     Playboy Magazine Distribution Agreement

            a July 2, 1999 Agreement between Warner Publisher Services, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.4 from our quarterly report on Form 10-Q for the quarter ended September 30, 1999)

            &b May 4, 2004 Agreement between Warner Publisher Services, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2004)

   10.3     Playboy Magazine Subscription Fulfillment Agreement

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

            (items(b), (c) and (d) incorporated by reference to Exhibits 10.4(b), (c) and (d), respectively, from our annual report on Form 10-K for the year ended December 31, 2001, or the 2001 Form 10-K)

            e Transponder Service Agreement dated August 12, 1999 between British Sky Broadcasting Limited and The Home Video Channel Limited (incorporated by reference to Exhibit 10.4 from the 2002 Form 10-K)

            @f First Amendment dated as of May 7, 2004 between Playboy and LORAL SKYNET extending its current term expiration of January 31, 2010 to January 31, 2013

            @g Intelsat LLC acquired assets of LORAL SKYNET effective March 17, 2004

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

   #10.7 Amended and Restated Affiliation and License Agreement dated May 17, 2002 between DirecTV, Inc. and Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc. and Spice Platinum Entertainment, Inc. regarding DBS Satellite Exhibition of Programming (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q dated June 30, 2002, or the June 30, 2002 Form 10-Q)

   &10.8 Affiliation Agreement dated July 8, 2004 between Playboy Entertainment Group, Inc,. Spice Entertainment, Inc., Spice Hot Entertainment, Inc., and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.1 from the September 30, 2004 Form 10-Q)

   10.9 Master Lease Agreement dated December 22, 2003 between The Walden Asset Group, LLC and Playboy Entertainment Group, Inc.

            a     Master Lease Agreement

            b     Equipment Schedule No. 1

            c     Acceptance Certificate for Equipment Schedule No. 1

            (items (a) thru (c) incorporated by reference to Exhibit 10.8 from the 2003 Form 10-K)

   10.10 Acknowledgement of Assignment dated December 22, 2003 among Playboy Entertainment Group, Inc., The Walden Asset Group, LLC and General Electric Capital Corporation (incorporated by reference to Exhibit
            10.9 from the 2003 Form 10-K)

   10.11 Corporate Guaranty dated December 22, 2003 executed by General Electric Capital Corporation regarding the Master Lease Agreement dated December 22, 2003 (incorporated by reference to Exhibit 10.10 from the 2003 Form 10-K)

   10.12 Fulfillment and Customer Service Services Agreement dated January 2, 2004 between Infinity Resources, Inc. and Playboy.com, Inc. (incorporated by reference to Exhibit 10.2 from the June 30, 2004 Form 10-Q)

   10.13 Credit Agreement, dated March 11, 2003, or the Credit Agreement, among PEI Holdings, Inc., each lender from time to time party thereto and Bank of America, N.A., as Agent

            a     Credit Agreement

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

            w First Amendment to March 11, 2003 Credit Agreement dated July 30, 2004 among PEI Holding, Inc., each lender from time to time party thereto and Bank of America, N.A. as Agent (incorporated by reference to Exhibit 10.3 from the June 30, 2004 Form 10-Q)

            y Second Amendment, dated September 15, 2004, to the Credit Agreement, dated March 11, 2003 among PEI Holdings, Inc., each lender from time to time party thereto and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.3 from the September 30, 2004 Form 10-Q)

            z First Amendment, dated September 15, 2004, to Deed of Trust With Assignment of Rents. Security Agreement and Fixture Filing, dated as of March 11, 2003, made and executed between Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.4 from the September 30, 2004 10-Q)

   10.14 Joinder to Master Corporate Guaranty, dated July 22, 2003, executed by Andrita Studios, Inc. (incorporated by reference to Exhibit 10.9(a)-2 to Playboy Enterprises, Inc.'s Form S-4, filed with the SEC on May 19, 2003, File No. 333-105386)

   10.15 Joinder to Security Agreement, dated July 22, 2003, executed by Andrita Studios, Inc. (incorporated by reference to Exhibit 10.9(c)-7 to Playboy Enterprises, Inc.'s Form S-4, filed with the SEC on May 19, 2003, File No. 333-105386)

   10.16    Exchange  Agreement,  dated  as of March  11,  2003,  among  Hugh M.
            Hefner, Playboy.com, Inc., PEI Holdings, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.11 from the 2002 Form 10-K)

   10.17 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner

            a     Letter of Interpretation of Lease

            b     Agreement of Lease

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

   10.18    Los Angeles Office Lease Documents

            a Agreement of Lease dated April 23, 2002 between Los Angeles Media Tech Center, LLC and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.4 from the June 30, 2002 Form 10-Q)

            b First Amendment to April 23, 2002 Lease dated June 28, 2002 (incorporated by reference to Exhibit 10.4 from our quarterly report on Form 10-Q for the quarter ended September 30, 2002 Form 10-Q, or the September 30, 2002 Form 10-Q)

            c Second Amendment to April 23, 2002 Lease dated September 23, 2004 between Los Angeles Media Tech Center, LLC and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.2 from the September 30, 2004 Form 10-Q)

   10.19    Chicago Office Lease Documents

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

   10.20    New York Office Lease Documents

            a Agreement of Lease dated August 11, 1992 between Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)

            b Second Amendment to August 11, 1992 Lease dated June 28, 2004 (incorporated by reference to Exhibit 10.4 from the June 30, 2004 Form 10-Q)

   10.21    Los Angeles Studio Facility Lease Documents

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

   *10.23   1991 Directors' Plan

            a Playboy Enterprises, Inc. 1991 NonQualified Stock Option Plan for NonEmployee Directors, as amended

            b Playboy Enterprises, Inc. 1991 NonQualified Stock Option Agreement for NonEmployee Directors

            (items (a) and (b) incorporated by reference to Exhibits 10.4(rr) and (nn), respectively, from the 1991 Form 10-K)

            @c Playboy Enterprises, Inc. 1991 NonQualified Stock Option Plan for NonEmployee Directors, as amended

   *10.24   1995 Stock Incentive Plan

            a Second Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan

            b Form of NonQualified Stock Option Agreement for NonQualified Stock Options which may be granted under the Plan

            c Form of Incentive Stock Option Agreement for Incentive Stock Options which may be granted under the Plan

            d Form of Restricted Stock Agreement for Restricted Stock issued under the Plan

            (items (b), (c) and (d)  incorporated  by reference to Exhibits 4.3,
            4.4 and 4.5, respectively, from our Registration Statement No. 33-58145 on Form S-8 dated March 20, 1995)

            e Form of Section 162(m) Restricted Stock Agreement for Section 162(m) Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(e) from the 1997 Form 10-K)

            @f    Amendment  to  the  Second   Amended  and   Restated   Playboy
                  Enterprises, Inc. 1995 Stock Incentive Plan

   *10.25   1997 Directors' Plan

            a     Amended  and  Restated   1997  Equity  Plan  for   NonEmployee
                  Directors of Playboy Enterprises, Inc.

            b Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from our quarterly report on Form 10-Q for the quarter ended September 30, 1997)

            @c Amendment to the Amended and Restated 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc.

   *10.26 Form of Nonqualified Option Agreement between Playboy Enterprises, Inc. and each of Dennis S. Bookshester and Sol Rosenthal (incorporated by reference to Exhibit 4.4 from our Registration Statement No. 333-30185 on Form S-8 dated November 13, 1996)

   *10.27   Employee Stock Purchase Plan

            a Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit
                  10.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 1997)

            b Amendment to Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.4 from the quarterly report on Form 10-Q for the quarter ended June 30, 1999)

   *10.28   Selected Employment, Termination and Other Agreements

            a Form of Severance Agreement by and between Playboy Enterprises, Inc. and each of James Griffiths, Linda Havard, Christie Hefner, Martha Lindeman, Richard Rosenzweig, Howard Shapiro and Alex Vaickus (incorporated by reference to Exhibit 10.23(a) from the 2001 Form 10-K)

            b Memorandum dated May 21, 2002 regarding severance agreement for Linda Havard (incorporated by reference to Exhibits 10.5 and 10.6, respectively, from the June 30, 2002 Form 10-Q)

            c     Employment   Agreement   dated   January  8,  2004   regarding
                  employment of James Griffiths (incorporated by reference to Exhibit 10.29 from the 2003 Form 10-K)

            d Letter Agreement dated June 4, 2004 regarding employment of James English (incorporated by reference to Exhibit 10.5 from the June 30, 2004 Form 10-Q)

   10.29 11% Senior Secured Notes due 2010 (see Exhibit 4.1) (incorporated by reference to Exhibits 10.27 from the 2002 Form 10-K)

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
Allowance deducted in the balance sheet
  from the asset to which it applies:

Fiscal Year Ended December 31, 2004:

  Allowance for doubtful accounts             $    4,364      $      239         $    1,133(a)   $    1,839(b)   $    3,897
                                              ==========      ==========         ==========      ==========      ==========

  Allowance for returns                       $   27,137      $      203         $   43,766(c)   $   42,822(d)   $   28,284
                                              ==========      ==========         ==========      ==========      ==========

  Deferred tax asset valuation allowance      $   72,453      $       --         $       --      $    9,163(e)   $   63,290
                                              ==========      ==========         ==========      ==========      ==========

Fiscal Year Ended December 31, 2003:

  Allowance for doubtful accounts             $    5,124      $    1,409         $    1,451(a)   $    3,620(b)   $    4,364
                                              ==========      ==========         ==========      ==========      ==========

  Allowance for returns                       $   24,595      $       --         $   47,536(c)   $   44,994(d)   $   27,137
                                              ==========      ==========         ==========      ==========      ==========

  Deferred tax asset valuation allowance      $   69,146      $    3,307(f)      $       --      $       --      $   72,453
                                              ==========      ==========         ==========      ==========      ==========

Fiscal Year Ended December 31, 2002:

  Allowance for doubtful accounts             $    6,406      $      213         $    2,010(a)   $    3,505(b)   $    5,124
                                              ==========      ==========         ==========      ==========      ==========

  Allowance for returns                       $   30,514      $       --         $   48,227(c)   $   54,146(d)   $   24,595
                                              ==========      ==========         ==========      ==========      ==========

  Deferred tax asset valuation allowance      $   54,588      $   14,558(f)      $       --      $       --      $   69,146
                                              ==========      ==========         ==========      ==========      ==========

Notes:

(a) Primarily represents provisions for unpaid subscriptions charged to net revenues. Also, includes a $660 provision in 2002 related to the December 2002 PTVI restructuring.

(b)   Primarily represents uncollectible accounts less recoveries.

(c) Represents provisions charged to net revenues for estimated returns of Playboy magazine, other domestic publishing products and domestic home videos.

(d)   Represents settlements on provisions previously recorded.

(e) Represents noncash federal income tax benefit related to reducing the valuation allowance.

(f) Represents noncash federal income tax expense related to increasing the valuation allowance.