Form 10-Q
period 2005-03-31
PLAYBOY ENTERPRISES INC
filed 2005-05-10
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

      At April 30, 2005, there were 4,864,102 shares of Class A common stock, par value $0.01 per share, and 28,201,063 shares of Class B common stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Financial Statements

          Condensed Consolidated Statements of Operations and
          Comprehensive (Loss) Income for the Quarters Ended March 31,
          2005 and 2004 (Unaudited)                                            3

          Condensed Consolidated Balance Sheets at March 31,
          2005 (Unaudited) and December 31, 2004                               4

          Condensed Consolidated Statements of Cash Flows for the
          Quarters Ended March 31, 2005 and 2004 (Unaudited)                   5

          Notes to Condensed Consolidated Financial Statements (Unaudited)     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   11

Item 3. Quantitative and Qualitative Disclosures About Market Risk            17

Item 4. Controls and Procedures                                               17

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                     17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           19

Item 5. Other Information                                                     19

Item 6. Exhibits                                                              21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE (LOSS) INCOME
                   for the Quarters Ended March 31 (Unaudited)
                    (In thousands, except per share amounts)

                                                              2005         2004
-------------------------------------------------------------------------------
Net revenues                                              $ 83,451     $ 80,870
-------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                           (59,276)     (58,984)
   Selling and administrative expenses                     (13,267)     (14,434)
-------------------------------------------------------------------------------
      Total costs and expenses                             (72,543)     (73,418)
-------------------------------------------------------------------------------
Operating income                                            10,908        7,452
-------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                           187           90
   Interest expense                                         (2,648)      (4,158)
   Amortization of deferred financing fees                    (233)        (375)
   Minority interest                                          (370)        (351)
   Debt extinguishment expenses                            (19,280)          --
   Other, net                                                 (476)        (459)
-------------------------------------------------------------------------------
      Total nonoperating expense                           (22,820)      (5,253)
-------------------------------------------------------------------------------
(Loss) income before income taxes                          (11,912)       2,199
Income tax expense                                          (1,207)        (311)
-------------------------------------------------------------------------------
Net (loss) income                                          (13,119)       1,888
-------------------------------------------------------------------------------

Other comprehensive income (loss)
   Unrealized (loss) gain on marketable securities             (25)         132
   Unrealized gain (loss) on derivatives                       211          (28)
   Foreign currency translation adjustments                    276         (420)
-------------------------------------------------------------------------------
      Total other comprehensive income (loss)                  462         (316)
-------------------------------------------------------------------------------
Comprehensive (loss) income                               $(12,657)    $  1,572
===============================================================================

Net (loss) income                                         $(13,119)    $  1,888
Dividend requirements of preferred stock                        --         (335)
-------------------------------------------------------------------------------
Net (loss) income applicable to common shareholders       $(13,119)    $  1,553
===============================================================================

Weighted average number of common shares outstanding
   Basic                                                    33,354       27,478
===============================================================================
   Diluted                                                  33,354       29,323
===============================================================================

Basic and diluted (loss) earnings per common share        $  (0.39)    $   0.06
===============================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                            (Unaudited)
                                                                               Mar. 31,        Dec. 31,
                                                                                   2005            2004
-------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                     $  22,929       $  26,668
Marketable securities and short-term investments                                 40,777          24,052
Receivables, net of allowance for doubtful accounts of
   $3,738 and $3,897, respectively                                               41,901          45,084
Receivables from related parties                                                  1,906           1,281
Inventories, net                                                                 11,818          12,437
Deferred subscription acquisition costs                                          13,570          13,104
Other current assets                                                              8,219           8,596
-------------------------------------------------------------------------------------------------------
   Total current assets                                                         141,120         131,222
-------------------------------------------------------------------------------------------------------
Property and equipment, net                                                      11,729          11,491
Long-term receivables                                                             2,429           2,755
Programming costs, net                                                           55,578          55,997
Goodwill                                                                        111,893         111,893
Trademarks                                                                       57,146          57,296
Distribution agreements, net of accumulated amortization
   of $2,145 and $1,935 respectively                                             30,995          31,206
Other noncurrent assets                                                          18,681          18,721
-------------------------------------------------------------------------------------------------------
Total assets                                                                  $ 429,571       $ 420,581
=======================================================================================================


Liabilities
Acquisition liabilities                                                       $  14,475       $  10,184
Accounts payable                                                                 19,515          21,796
Accrued salaries, wages and employee benefits                                     5,893           8,286
Deferred revenues                                                                52,157          51,421
Accrued litigation settlement                                                     1,000           1,000
Other liabilities and accrued expenses                                           14,516          18,040
-------------------------------------------------------------------------------------------------------
   Total current liabilities                                                    107,556         110,727
-------------------------------------------------------------------------------------------------------
Financing obligations                                                           115,000          80,000
Acquisition liabilities                                                          13,249          19,085
Net deferred tax liabilities                                                     15,638          15,023
Accrued litigation settlement                                                        --           1,000
Other noncurrent liabilities                                                     13,860          13,779
-------------------------------------------------------------------------------------------------------
   Total liabilities                                                            265,303         239,614
-------------------------------------------------------------------------------------------------------
Minority interest                                                                12,887          12,517

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued                    49              49
   Class B nonvoting - 75,000,000 shares authorized; 28,579,935
     and 28,521,493 issued, respectively                                            286             285
Capital in excess of par value                                                  222,872         222,285
Accumulated deficit                                                             (66,068)        (52,949)
Treasury stock, at cost, 381,971 and 0 shares, respectively                      (5,000)             --
Accumulated other comprehensive loss                                               (758)         (1,220)
-------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                   151,381         168,450
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $ 429,571       $ 420,581
=======================================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the Quarters Ended March 31 (Unaudited)
                                 (In thousands)

                                                                                        2005            2004
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net (loss) income                                                                  $ (13,119)      $   1,888
Adjustments to reconcile net (loss) income to net cash provided by (used for)
  operating activities:
   Depreciation of property and equipment                                                769             776
   Amortization of intangible assets                                                     413             875
   Amortization of investments in entertainment programming                            9,253          10,327
   Amortization of deferred financing fees                                               233             375
   Debt extinguishment expenses                                                       19,280              --
   Deferred income taxes                                                                 614            (470)
   Net change in operating assets and liabilities                                     (3,481)         (7,340)
   Investments in entertainment programming                                           (8,653)        (11,477)
   Litigation settlement                                                              (1,875)         (6,500)
   Other, net                                                                            672             324
------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                                   4,106         (11,222)
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Additions to property and equipment                                                   (1,041)           (649)
Purchases of investments                                                             (26,750)             --
Proceeds from investments                                                             10,000              --
Other, net                                                                                --             140
------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                               (17,791)           (509)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                                  115,000              --
Repayment of financing obligations                                                   (80,000)             --
Payment of debt extinguishment expenses                                              (15,197)             --
Payment of acquisition liabilities                                                    (1,880)         (4,519)
Purchase of treasury stock                                                            (5,000)             --
Payment of deferred financing fees                                                    (3,463)             --
Proceeds from stock plans                                                                525             316
Other                                                                                    (39)             --
------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                   9,946          (4,203)
------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                             (3,739)        (15,934)
Cash and cash equivalents at beginning of period                                      26,668          31,332
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $  22,929       $  15,398
============================================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(A)   BASIS OF PREPARATION

      The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring and other adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

      Marketable securities and short-term investments include $36.8 million and $20.0 million of auction rate securities, or ARS, for the periods ended March 31, 2005 and December 31, 2004, respectively, which were previously classified as cash and cash equivalents in prior periods. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, typically every 28 days, there is a new auction process. We account for ARS as trading securities in accordance with Statement of Financial Accounting Standards, or Statement, No. 115.

(B)   RESTRUCTURING EXPENSES

      During the quarter ended March 31, 2005, we made cash payments of $0.4 million related to our various restructuring plans. Approximately $9.4 million of the total restructuring charges was paid by March 31, 2005, with most of the remainder to be paid in the current year and some payments continuing through 2007.

      In 2004, we recorded a restructuring charge of $0.5 million relating to the realignment of our entertainment and online businesses. In addition, primarily due to excess office space, we recorded additional charges of $0.4 million related to the 2002 restructuring plan and reversed $0.2 million related to the 2001 restructuring plan as a result of changes in plan assumptions.

      Our 2002 restructuring initiative to reduce our ongoing operating expenses resulted in a $5.7 million charge, of which $2.9 million related to the termination of employees and $2.8 million related to consolidation of our office space in Los Angeles and Chicago. Our 2001 restructuring plan resulted in a $4.6 million charge, of which $2.6 million related to the termination of employees and $2.0 million related to excess space in our Chicago and New York offices.

The following table displays the activity and balances of the restructuring reserve for the year ended December 31, 2004 and the quarter ended March 31, 2005 (in thousands):

                                                         Consolidation
                                         Workforce   of Facilities and
                                         Reduction          Operations           Total
--------------------------------------------------------------------------------------
Balance at December 31, 2003             $     630           $   2,563       $   3,193
Additional reserve recorded                    466                  --             466
Adjustment to previous estimate                 --                 278             278
Cash payments                                 (917)             (1,014)         (1,931)
--------------------------------------------------------------------------------------
Balance at December 31, 2004                   179               1,827           2,006
Cash payments                                 (169)               (227)           (396)
--------------------------------------------------------------------------------------
Balance at March 31, 2005                $      10           $   1,600       $   1,610
======================================================================================

(C)   EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) earnings per share, or EPS (in thousands, except per share amounts):

                                                                    (Unaudited)
                                                                  Quarters Ended
                                                                     March 31,
                                                             -----------------------
                                                                  2005          2004
------------------------------------------------------------------------------------
Numerator:
For basic EPS - net (loss) income                            $ (13,119)   $    1,553
   Preferred stock dividends                                        --           335
------------------------------------------------------------------------------------
For diluted EPS - net (loss) income                          $ (13,119)   $    1,888
====================================================================================

Denominator:
For basic EPS - weighted-average shares                         33,354        27,478
  Effect of dilutive potential common shares:
   Employee stock options and other                                 --           359
   Preferred stock                                                  --         1,486
------------------------------------------------------------------------------------
      Dilutive potential common shares                              --         1,845
------------------------------------------------------------------------------------
For diluted EPS - weighted-average shares                       33,354        29,323
====================================================================================

Basic and diluted (loss) earnings per common share           $   (0.39)   $     0.06
====================================================================================

The following table represents the approximate number of shares related to options to purchase our Class B common stock, or Class B stock, that were outstanding which were not included in the computation of diluted EPS as the inclusion of these shares would have been antidilutive (in thousands):

                                                                     (Unaudited)
                                                                   Quarters Ended
                                                                      March 31,
                                                                 -------------------
                                                                  2005          2004
------------------------------------------------------------------------------------
Stock options                                                    3,746         1,322
------------------------------------------------------------------------------------
Total                                                            3,746         1,322
====================================================================================

      On April 26, 2004, we completed a public offering of 6,021,340 shares of our Class B stock at $12.69 per share, before underwriting discounts. Included in this offering were 4,385,392 shares sold by Playboy, 1,485,948 shares sold by Hugh M. Hefner, our founder and Editor-in-Chief, and 150,000 shares sold by Christie Hefner, our Chairman and Chief Executive Officer. Playboy's shares included 3,600,000 initial shares, plus an additional 785,392 shares due to the underwriters' exercise of their over-allotment option. The shares sold by Mr. Hefner consisted of all the shares of Class B stock he received upon conversion, at the time of the offering, of all of the outstanding shares of Playboy Preferred Stock. Mr. Hefner and Ms. Hefner paid for expenses related to this transaction proportionate to the number of shares each sold to the total number of shares sold in the offering.

(D)   INVENTORIES, NET

Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                           (Unaudited)
                                                              Mar. 31,      Dec. 31,
                                                                  2005          2004
------------------------------------------------------------------------------------
Paper                                                        $   2,887     $   2,573
Editorial and other prepublication costs                         7,141         7,814
Merchandise finished goods                                       1,790         2,050
------------------------------------------------------------------------------------
Total inventories, net                                       $  11,818     $  12,437
====================================================================================

(E)   INCOME TAXES

      Our income tax provision consists of foreign income tax related to our international networks and withholding tax on licensing income for which we do not receive a current U.S. income tax benefit. The tax provision also includes deferred federal and state income tax related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities.

(F)   CONTINGENCIES

      In 2002, a $4.4 million verdict was entered against us by a state trial court in Texas in a lawsuit with a former publishing licensee. We terminated the license in 1998 due to the licensee's failure to pay royalties and other amounts due to us under the license agreement. We have posted a bond in the amount of $8.5 million, which represents the amount of the judgment, costs and estimated pre- and post-judgment interest. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained and have not recorded a liability for this case in accordance with Statement 5, Accounting for Contingencies. We are currently pursuing an appeal.

      In the fourth quarter of 2003, we recorded $8.5 million related to the settlement of the Logix litigation, which related to events prior to our 1999 acquisition of Spice. We made a payment of $6.5 million in February 2004 and a payment of $1.0 million in January 2005 and will make the remaining payment of $1.0 million in 2006.

(G)   STOCK-BASED COMPENSATION

      We account for stock options as prescribed by Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and disclose pro forma information as provided by Statement 123, as amended by Statement 148, Accounting for Stock Based Compensation. In December 2004, the Financial
Accounting Standards Board (the "FASB") issued Statement 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which supersedes APB No. 25, and amends Statement No. 95, Statement of Cash Flows. The implementation of Statement 123(R) has since been delayed and will be effective for the first fiscal year beginning after December 15, 2005. We expect to adopt Statement 123(R) on January 1, 2006 using the modified prospective method and are currently conducting an analysis of the impact on our financial statements.

      Pro forma net (loss) income and net (loss) income per common share, presented below (in thousands, except per share amounts), were determined as if we had accounted for our stock options under the fair value method of Statement
123. The fair value of these options was estimated at the date of grant using an option pricing model. Such models require the input of highly subjective assumptions, including the expected volatility of the stock price. For pro forma disclosures, the options' estimated fair value was amortized over their vesting period. No stock-based employee compensation expense is recognized because all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the grant date. If we accounted for our employee stock options under Statement 123, compensation expense related to stock options would have been $0.7 million for each of the quarters ended March 31, 2005 and 2004.

                                                               (Unaudited)
                                                             Quarters Ended
                                                                March 31,
                                                        -----------------------
                                                             2005          2004
-------------------------------------------------------------------------------
Net (loss) income
   As reported                                          $ (13,119)   $    1,888
   Pro forma                                              (13,823)        1,139

Basic EPS
   As reported                                          $   (0.39)   $     0.06
   Pro forma                                                (0.41)         0.03

Diluted EPS
   As reported                                          $   (0.39)   $     0.06
   Pro forma                                                (0.41)         0.03
-------------------------------------------------------------------------------

      We recorded $0.3 million and $0.2 million of compensation expense for the quarters ended March 31, 2005 and 2004, respectively, related to restricted stock units, as it was probable that the performance criteria would be met.

(H)   SEGMENT INFORMATION

The following table represents financial information by reportable segment (in thousands):

                                                               (Unaudited)
                                                             Quarters Ended
                                                                March 31,
                                                      -------------------------
                                                          2005             2004
-------------------------------------------------------------------------------
Net revenues
Entertainment                                         $ 50,476         $ 46,444
Publishing                                              27,004           29,677
Licensing                                                5,971            4,749
-------------------------------------------------------------------------------
Total                                                 $ 83,451         $ 80,870
===============================================================================
(Loss) income before income taxes
Entertainment                                         $ 11,896         $  7,553
Publishing                                                (384)           1,899
Licensing                                                3,602            2,571
Corporate Administration and Promotion                  (4,206)          (4,571)
Investment income                                          187               90
Interest expense                                        (2,648)          (4,158)
Amortization of deferred financing fees                   (233)            (375)
Minority interest                                         (370)            (351)
Debt extinguishment expenses                           (19,280)              --
Other, net                                                (476)            (459)
-------------------------------------------------------------------------------
Total                                                 $(11,912)        $  2,199
===============================================================================

Prior period segment information has been restated as a result of the realignment of our Entertainment and Online businesses, into a combined Entertainment segment, as announced during the fourth quarter of 2004.

                                                   (Unaudited)
                                                      Mar. 31,         Dec. 31,
                                                          2005             2004
-------------------------------------------------------------------------------
Identifiable assets
Entertainment                                         $266,383         $266,736
Publishing                                              41,103           45,724
Licensing                                                5,839            5,344
Corporate Administration and Promotion(1)              116,246          102,777
-------------------------------------------------------------------------------
Total(1)                                              $429,571         $420,581
===============================================================================

(1) The increase in identifiable assets since December 31, 2004 was primarily due to our debt refinancing in March 2005. See Footnote (I), Debt Refinancing.

(I)   DEBT REFINANCING

      On March 15, 2005, we issued and sold in a private placement $100.0 million aggregate principal amount of our 3.00% convertible senior subordinated notes due 2025, or convertible notes. On March 28, 2005, we issued and sold in a private placement an additional $15.0 million aggregate principal amount of the convertible notes due to the initial purchasers' exercise of the over-allotment option. The net proceeds of approximately $110.3 million from the issuance and sale of the convertible notes, after deducting the initial purchasers' discount and estimated offering expenses payable by us, were used, together with available cash, (i) to complete a tender offer and consent solicitation for, and to purchase and retire, all $80.0 million outstanding principal amount of the 11.00% senior secured notes of our subsidiary PEI Holdings, Inc., or Holdings, for a total of approximately $95.2 million, including the bond tender premium and consent fee of $14.9 million and other expenses of $0.3 million, (ii) to purchase 381,971 shares of our Class B stock for an aggregate purchase price of $5.0 million concurrently with the sale of the convertible notes and (iii) for working capital and general corporate purposes.

      The convertible notes bear interest at a rate of 3.00% per annum on the principal amount of the notes, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2005. In addition, under certain circumstances beginning in 2012, if the trading price of the convertible notes exceeds a specified threshold during a prescribed measurement period prior to any semi-annual interest period, contingent interest will become payable on the convertible notes for that semi-annual interest period at an annual rate of 0.25%.

      The convertible notes are convertible into cash and, if applicable, shares of our Class B stock based on an initial conversion rate, subject to adjustment, of 58.7648 shares per $1,000 principal amount of the convertible notes (which represents an initial conversion price of approximately $17.02 per share), only under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending March 31, 2005, if the closing sale price of our Class B stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on that trading day; (2) during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of convertible notes over that five consecutive trading day period was equal to or less than 95% of the average conversion value of the convertible notes during that period; (3) upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes; or
(4) if we have called the convertible notes for redemption. Upon conversion of a convertible note, a holder will receive cash in an amount equal to the lesser of the aggregate conversion value of the note being converted and the aggregate principal amount of the note being converted. If the aggregate conversion value of the convertible note being converted is greater than the cash amount received by the holder, the holder will also receive an amount in whole shares of Class B stock equal to the aggregate conversion value less the cash amount received by the holder. A holder will receive cash in lieu of any fractional shares of Class B stock.

      The convertible notes mature on March 15, 2025. On or after March 15, 2010, if the closing price of our Class B stock exceeds a specified threshold, we may redeem any of the convertible notes at a redemption price in cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest up to, but excluding, the redemption date. On or after March 15, 2012, we may at any time redeem any of the convertible notes at the same redemption price. On each of March 15, 2012, March 15, 2015 and March 15, 2020, or upon the occurrence of a fundamental change, as specified in the indenture governing the convertible notes, holders may require us to purchase all or a portion of their convertible notes at a purchase price in cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest up to, but excluding, the purchase date.

      The convertible notes are unsecured senior subordinated obligations of the issuer, Playboy Enterprises, Inc., and rank junior to all of the issuer's senior debt, including its guarantee of Holdings' borrowings under our credit facility; equally with all of the issuer's future senior subordinated debt; and senior to all of the issuer's future subordinated debt. In addition, the assets of the issuer's subsidiaries are subject to the prior claims of all creditors, including trade creditors, of those subsidiaries.

(J)   EQUITY OFFERING

      On April 26, 2004, we completed a public offering of 6,021,340 shares of our Class B stock at $12.69 per share, before underwriting discounts. Included in this offering were 4,385,392 shares sold by Playboy, 1,485,948 shares sold by Mr. Hefner and 150,000 shares sold by Ms. Hefner. Playboy's shares included 3,600,000 initial shares, plus an additional 785,392 shares due to the underwriters' exercise of the over-allotment option. The shares sold by Mr. Hefner consisted of all of the shares of Class B stock he received upon conversion of all of the outstanding shares of Playboy's Series A convertible preferred stock, which we refer to as the Playboy Preferred Stock, at the time of the offering.

      Net proceeds to us from the sale of our shares were approximately $51.8 million. On June 11, 2004, we used $39.8 million of the net proceeds of this sale to redeem $35.0 million in aggregate principal amount of our outstanding 11.00% senior secured notes due 2010, which included a $3.9 million bond redemption premium and accrued and unpaid interest of $0.9 million. We used approximately $0.7 million of net proceeds to pay accrued and unpaid dividends on the Playboy Preferred Stock up to the time of conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table represents our results of operations (in millions, except per share amounts):

                                                                                                 Quarters Ended
                                                                                                    March 31,
                                                                                            -----------------------
                                                                                                 2005          2004(1)
-------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                                                                     $    25.2    $     24.4
   International                                                                                 13.4          10.5
   Online subscriptions                                                                           5.8           5.2
   E-commerce                                                                                     5.2           4.8
   Other                                                                                          0.9           1.6
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                                           50.5          46.5
-------------------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                                              22.9          25.4
   Other domestic publishing                                                                      2.3           2.7
   International publishing                                                                       1.8           1.6
-------------------------------------------------------------------------------------------------------------------
   Total Publishing                                                                              27.0          29.7
-------------------------------------------------------------------------------------------------------------------
Licensing
   International licensing                                                                        4.4           3.2
   Domestic licensing                                                                             0.8           0.8
   Entertainment licensing                                                                        0.6           0.5
   Marketing events                                                                               0.2           0.2
-------------------------------------------------------------------------------------------------------------------
   Total Licensing                                                                                6.0           4.7
-------------------------------------------------------------------------------------------------------------------
Total net revenues                                                                          $    83.5    $     80.9
===================================================================================================================
Net (loss) income
Entertainment
   Before programming amortization and online content expenses                              $    21.7    $     18.5
   Programming amortization and online content expenses                                          (9.8)        (10.9)
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                                           11.9           7.6
-------------------------------------------------------------------------------------------------------------------
Publishing                                                                                       (0.4)          1.9
-------------------------------------------------------------------------------------------------------------------
Licensing                                                                                         3.6           2.6
-------------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                                           (4.2)         (4.6)
-------------------------------------------------------------------------------------------------------------------
Operating income                                                                                 10.9           7.5
-------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                                              0.2           0.1
   Interest expense                                                                              (2.6)         (4.2)
   Amortization of deferred financing fees                                                       (0.2)         (0.4)
   Minority interest                                                                             (0.4)         (0.4)
   Debt extinguishment expenses                                                                 (19.3)            -
   Other, net                                                                                    (0.5)         (0.4)
-------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                                                      (22.8)         (5.3)
-------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes                                                               (11.9)          2.2
Income tax expense                                                                               (1.2)         (0.3)
-------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                                           $   (13.1)   $      1.9
===================================================================================================================
Basic and diluted (loss) earnings per common share                                          $   (0.39)   $     0.06
===================================================================================================================

(1) Prior period segment information has been restated as a result of the realignment of our Entertainment and Online businesses, into a combined Entertainment segment, as announced during the fourth quarter of 2004.

      Our revenues and operating income increased approximately 3% and 46%, respectively, for the quarter primarily due to strong results from our Entertainment and Licensing Groups, partially offset by anticipated lower results from our Publishing Group.

      The net loss for the current quarter of $13.1 million includes $19.3 million of debt extinguishment expenses related to our redemption of all $80.0 million of our 11.00% senior secured notes due 2010, comprised of $14.9 million of bond redemption premium combined with $0.3 million of related expenses and $4.1 million for the non-cash write-off of the related deferred financing costs. The senior secured notes were repurchased using the proceeds of the issuance of $115.0 million of 3.00% convertible senior subordinated notes. There were no such expenses in the prior year quarter. See the Debt Financing section within Liquidity and Capital Resources for more information regarding the redemption and the economic benefits associated with the transaction.

      Several of our businesses can experience variations in quarterly performance. As a result, our performance in any quarter is not necessarily reflective of full-year or longer-term trends. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate additional public interest. Advertising revenues also vary from quarter to quarter depending on economic conditions, holiday issues and changes in advertising buying patterns. Online subscription revenues and operating results are impacted by decreased Internet traffic during the summer months, and e-commerce revenues and operating results are typically higher in the fourth quarter due to the holiday buying season.

ENTERTAINMENT GROUP

      The following discussion focuses on the profit contribution of each of our Entertainment Group businesses before programming amortization and online content expenses.

      Revenues from our domestic TV networks business increased $0.8 million, or 3%, for the quarter. Direct-to-home, or DTH, revenues increased $0.8 million due to subscriber growth and an increase in average monthly pay-per-view, or PPV, buys compared to the prior year period. Video-on-demand, or VOD, revenues increased $0.7 million due to the roll out of VOD service in additional cable systems as well as growing customer demand. Higher revenues associated with renting our studio facility and providing various related services to third parties also contributed. These revenue increases were partially offset by a decrease in cable PPV buys as cable companies migrate consumers from linear channels to VOD.

      Profit contribution from our domestic TV networks increased $1.4 million, or 9%, for the quarter, as a result of the revenue growth described above combined with a decrease in marketing expenses due to the timing of promotional campaigns. This increase was partially offset by higher overhead costs related to the operation of our production facility as a result of renting more production space to third parties compared to the prior year quarter.

      International revenues increased $2.9 million, or 28%, for the quarter. Higher DTH revenues from our networks in the U.K., revenues from several new third party network licensees and royalties related to wireless license agreements contributed to the increase in revenues. Profit contribution from our international business increased $1.6 million, or 36%, from the prior year quarter, in spite of higher network costs in the U.K., due to the above-mentioned revenue increases.

      Online subscription revenues increased $0.6 million, or 13%, for the quarter due to an increase in revenues for all Playboy.com clubs. Contributing to the revenue growth was a higher number of subscriptions and an increase in average revenue per subscription for our two largest clubs, Cyber Club and PlayboyNet. Profit contribution from the online subscription business increased $0.6 million, or 18%, due to the revenue increase described above, partially offset by higher technology and promotional costs related to Playboy Daily, which launched in September 2004.

      E-commerce revenues increased $0.4 million, or 8%, for the quarter due to an increase in online store visitors and catalog circulation. Profit contribution from e-commerce decreased $0.4 million, or 62%, due to higher production costs related to an anticipated increase in paper costs combined with higher circulation costs.

      Profit contribution from other businesses decreased $0.2 million on a revenue decrease of $0.7 million, or 43%, primarily due to the expected decline in worldwide DVD sales.

      Segment income for the group increased $4.3 million, or 58%, primarily due to the previously mentioned higher revenues. Segment income was also favorably impacted by lower programming amortization and online content expenses of $1.1 million, or 11%, compared to the prior year quarter due to the mix of programming and fewer program premieres. We believe our cash programming and online content investments will be approximately $40.0 million for the year, down nearly 10% from last year, and programming amortization and online content expenses will decline to about $41.0 million for the year.

PUBLISHING GROUP

      Playboy magazine revenues decreased $2.5 million, or 10%, for the quarter. Newsstand revenues were $0.9 million lower largely due to a $0.3 million unfavorable adjustment related to prior year issues in the current quarter compared to a $0.3 million favorable adjustment related to prior year issues in the prior year quarter. Also contributing to the decrease were higher cover prices related to celebrity pictorials in the prior year quarter. Subscription revenues decreased $0.9 million primarily due to a higher favorable adjustment in the prior year quarter for paid subscriptions that will not be served combined with lower average net revenue per copy. As previously announced, advertising revenues decreased $0.7 million principally due to the mix of advertisements which resulted in a decrease in net revenue per page. Advertising sales for the 2005 second quarter magazine issues are closed, and we expect to report 20% lower advertising revenues and 14% lower advertising pages compared to the 2004 second quarter.

      Revenues from our other domestic publishing businesses decreased $0.4 million, or 13%, primarily due to an unfavorable adjustment to special editions newsstand revenues related to prior year issues in the current year quarter combined with an expected decrease in royalties from Playboy: 50 Years: The Photographs.

      International   publishing   revenues  increased  $0.2  million,  or  10%,
primarily due to higher royalties from the German edition.

      The group's segment profitability decreased $2.3 million, which was attributable to the lower revenues discussed above as well as anticipated increases in subscription acquisition amortization expense and paper costs of $0.5 million and $0.3 million, respectively, partially offset by lower editorial costs related to celebrity pictorials in the current year quarter.

LICENSING GROUP

      Licensing Group revenues increased $1.3 million, or 26%, for the quarter principally due to higher royalties from existing licensees in Japan and Europe as well as several new international licensee agreements. Segment income for our Licensing Group increased $1.0 million, or 40%, due to the revenue increase.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses decreased $0.4 million, or 8%, for the quarter due to a decrease in benefit-related expenses.

INCOME TAX EXPENSE

      Our effective income tax rate differs from U.S. statutory rates. The income tax provision consists of foreign income tax related to our international networks and withholding tax on licensing income for which we do not receive a current U.S. income tax benefit. The tax provision also includes deferred federal and state income tax related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2005, we had $22.9 million in cash and cash equivalents compared to $26.7 million in cash and cash equivalents at December 31, 2004. At March 31, 2005, we had $36.8 million of auction rate securities, or ARS, included in short-term investments compared to $20.0 million at December 31, 2004. During the first quarter of 2005, we determined that investments in ARS should be classified as short-term investments. Previously, such investments had been classified as cash and cash equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, typically every 28 days, there is a new auction process. Total financing obligations were $115.0 million and $80.0 million at March 31, 2005 and December 31, 2004, respectively.

      At March 31, 2005, our liquidity requirements were being provided by cash generated from our operating activities, our existing cash, cash equivalents, short-term investments and net proceeds from the issuance of the convertible senior subordinated notes described under "Debt Financings" below. At March 31, 2005, we had a $30.0 million credit facility, which was used for revolving borrowings, issuing letters of credit or a combination of both. At March 31, 2005, there were no borrowings and $10.8 million in letters of credit outstanding under this facility, permitting $19.2 million of available borrowings under this facility. Effective April 1, 2005, we amended and restated the facility to increase the size of the facility to $50.0 million and extend the term to April 1, 2008. See "Credit Facility" for additional information.

DEBT FINANCINGS

      On March 15, 2005, we issued and sold in a private placement $100.0 million aggregate principal amount of our 3.00% convertible senior subordinated notes due 2025, or convertible notes. On March 28, 2005, we issued and sold in a private placement an additional $15.0 million aggregate principal amount of the convertible notes due to the initial purchasers' exercise of the over-allotment option. The net proceeds of approximately $110.3 million from the issuance and sale of the convertible notes, after deducting the initial purchasers' discount and estimated offering expenses payable by us, were used, together with available cash, (i) to complete a tender offer and consent solicitation for, and to purchase and retire, all $80.0 million outstanding principal amount of the 11.00% senior secured notes of our subsidiary PEI Holdings, Inc., or Holdings, for a total of approximately $95.2 million, including the bond tender premium and consent fee of $14.9 million and other expenses of $0.3 million, (ii) to purchase 381,971 shares of our Class B common stock, or Class B stock, for an aggregate purchase price of $5.0 million concurrently with the sale of the convertible notes and (iii) for working capital and general corporate purposes. Also, on March 15, 2005, concurrently with the convertible note offering, Hugh
M. Hefner, our founder and Editor-In-Chief, purchased 381,971 shares of our Class B stock for an aggregate purchase price of $5.0 million.

      The convertible notes bear interest at a rate of 3.00% per annum on the principal amount of the notes, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2005. In addition, beginning in March 2012, if the trading price of the convertible notes exceeds a specified threshold during a prescribed measurement period prior to any semi-annual interest period, contingent interest will become payable on the convertible notes for that semi-annual interest period at an annual rate of 0.25%. The notes are convertible under specified circumstances into cash and, if applicable, shares of our Class B stock based on an initial conversion rate of
58.7648 shares per $1,000 principal amount of the convertible notes (which represents an initial conversion price of approximately $17.02 per share). In general, upon conversion of a convertible note, the holder of the note will receive cash in an amount equal to the principal amount of the note and Class B stock for the note's conversion value in excess of the principal amount. See Footnote (I), Debt Refinancing, for additional information.

      The convertible notes mature on March 15, 2025. On or after March 15, 2010, if the closing price of our Class B stock exceeds a specified threshold, we may redeem any of the convertible notes at a redemption price in cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest to, but excluding, the redemption date. On or after March 15, 2012, we may at any time redeem any of the convertible notes at the same redemption price. On each of March 15, 2012, March 15, 2015 and March 15, 2020, or upon the occurrence of a fundamental change, as specified in the indenture governing the convertible notes, holders may require us to purchase all or a portion of their convertible notes at a purchase price in cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest up to, but excluding, the purchase date.

      The convertible notes are unsecured senior subordinated obligations of the issuer, Playboy Enterprises, Inc., and rank junior to all of the issuer's senior debt, including its guarantee of Holdings' borrowings under our credit facility; equally with all of the issuer's future senior subordinated debt; and senior to all of the issuer's future subordinated debt. In addition, the assets of the issuer's subsidiaries are subject to the prior claims of all creditors, including trade creditors, of those subsidiaries.

CREDIT FACILITY

      Effective April 1, 2005, Holdings and its lenders amended and restated the credit agreement governing our credit facility, primarily to increase the size of our credit facility from $30.0 million to $50.0 million. The credit facility provides for revolving borrowings by Holdings of up to $50.0 million and the issuance of up to $30.0 million in letters of credit, subject to a maximum of $50.0 million in combined borrowings and letters of credit outstanding at any time. Borrowings under the credit facility bear interest at a variable rate, equal to a specified Eurodollar, LIBOR, or base rate plus a specified borrowing margin based on our Transactions Adjusted EBITDA, as defined in the credit agreement. We pay fees on the outstanding amount of letters of credit under the credit facility based on the borrowing margin that applies to borrowings that bear interest at a rate based on LIBOR. All amounts outstanding under the credit facility will mature on April 1, 2008. Holdings' obligations as borrower under the credit facility are guaranteed by Playboy Enterprises, Inc. and each of our other U.S. subsidiaries, except for Playboy.com and its subsidiaries. The obligations of the borrower and each of the guarantors under the credit facility are secured by a first-priority lien on substantially all of the borrower's and the guarantors' assets.

CALIFA ACQUISITION

      The Califa acquisition agreement gives us the option of paying $21.0 million of the remaining $27.8 million purchase price consideration in cash or in shares of Class B stock. Under the terms of the agreement, a total of $8.0 million is payable in 2005, all of which will be paid in cash. On May 2, 2005, we made the first payment in the amount of $3.5 million. We also have the option of accelerating remaining acquisition payments.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $4.1 million, which represents an increase of $15.3 million from the prior year quarter. This increase reflects a decrease of $4.6 million in litigation settlement payments and a decrease in investments in entertainment programming of approximately $2.8 million compared to the prior year quarter. Better overall operations also contributed to the increase.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities increased $17.3 million due to investments made in auction rate securities during the current year quarter. There was no such investment activity in the prior year quarter.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities was $9.9 million for the quarter principally due to the proceeds from our sale of $115.0 million aggregate principal amount of convertible notes partially offset by the payment of $94.9 million in connection with the purchase and retirement of all $80.0 million outstanding principal amount of Holdings' 11.00% senior secured notes and the payment of $0.3 million in associated debt extinguishment expenses and $3.5 million of related financing fees. Proceeds from the convertible note offering were also used to purchase 381,971 shares of our Class B stock for an aggregate purchase price of $5.0 million. See Footnote (I), Debt Refinancing, for additional information.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial
Condition and Results of Operations" as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. We use words such as "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues" and other similar terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

(1) Foreign, national, state and local government regulation, actions or initiatives, including:

      (a)   attempts to limit or otherwise  regulate the sale,  distribution  or
            transmission   of   adult-oriented   materials,   including   print,
            television, video and online materials,

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At March 31, 2005, we did not have any floating interest rate exposure. All of our outstanding debt as of that date consisted of the convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the notes will be influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. As of March 31, 2005, the convertible senior subordinated notes had an implied fair value of $113.7 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

      On April 12, 2004, Faherty filed suit in the United States District Court for the Southern District of New York against Spice, Playboy, Playboy Enterprises International, Inc., or PEII, D. Keith Howington, Anne Howington (together, the "Howington defendants") and Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice with respect to defense costs and liabilities incurred by Faherty in the litigation described in the preceding paragraph, or the Logix litigation. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22.5 million in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. Faherty filed post-trial motions for a judgment notwithstanding the verdict and a new trial, but these motions were both denied on or about September 21, 2004. On October 20, 2004, Faherty filed a notice of appeal from the verdict. In consideration of this appeal Faherty and Playboy have agreed to seek a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York. On January 14, 2005, Logix and the Howington defendants filed a motion to dismiss the Faherty action for, among other things, lack of personal jurisdiction. On February 15, 2005, Faherty filed a cross-motion to stay the action pending the outcome of his appeal. The motion and cross-motions are pending. In the event Faherty's indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with Statement 5, Accounting for Contingencies, no liability has been accrued.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On March 9, 2005, in connection with our issuance and sale of $100.0 million aggregate principal amount of convertible notes, we and Mr. Hefner each, separately, contingent on the closing of the convertible note offering, purchased 381,971 shares of our Class B stock from third parties for an aggregate purchase price in each case of $5.0 million. These purchases, which were settled concurrently with the closing of the convertible note offering on March 15, 2005, were effected in negotiated transactions by us and Mr. Hefner, acting through an agent. The table set forth below provides information with respect to purchases by us or any "affiliated purchaser" (as defined in Rule 10b 18(a)(3) under the Exchange Act) of our Class B stock during the quarter covered by this Quarterly Report on Form 10-Q. We have included in the table Mr. Hefner's purchase described above because Mr. Hefner could be deemed to be an affiliated purchaser with respect to that transaction, but we disclaim any implication or inference that Mr. Hefner is in fact such an affiliated purchaser or that he purchased the shares of Class B stock on our behalf.

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                           Total Number of                  Maximum
                                              Total                    Shares Purchased as         Number of Shares
                                          Number of        Average        Part of Publicly         That May Yet Be
                                             Shares     Price Paid      Announced Plans or      Purchased under the
Period                                    Purchased      Per Share                Programs        Plans or Programs
-------------------------------------------------------------------------------------------------------------------
January 1 -
January 31, 2005                                 --    $        --                      --                       --
February 1 -
February 28, 2005                                --             --                      --                       --
March 1 -
March 31, 2005
   Purchases by Playboy Enterprises,        381,971    $     13.09                      --                       --
     Inc.
   Purchases by Mr. Hefner                  381,971    $     13.09                      --                       --
-------------------------------------------------------------------------------------------------------------------
      Total                                 763,942    $     13.09                      --                       --
===================================================================================================================

ITEM 5. OTHER INFORMATION

CREDIT FACILITY

      Effective April 1, 2005, Holdings entered into an amended and restated credit agreement with Bank of America, N.A. and LaSalle Bank National Association which amended and restated the terms of our credit facility. The following description of the credit facility is qualified in its entirety by reference to the complete text of the amended and restated credit agreement, which is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

      The amended and restated credit agreement, subject to the terms and conditions set forth therein, provides Holdings with a secured revolving credit facility for borrowing up to $50.0 million for working capital advances and general corporate purposes, including up to $30.0 million of which is available for the issuance of letters of credit. As of the effective date of the amended and restated credit agreement, there were no loans and $10.8 million in letters of credit outstanding under the credit facility.

Term

      All outstanding borrowings under the credit facility are scheduled to mature on April 1, 2008.

Interest

      For purposes of calculating interest, revolving loans under the credit facility are designated as Eurodollar rate committed loans or, in certain circumstances, base rate committed loans.

      Eurodollar rate committed loans bear interest at the London interbank eurodollar rate, adjusted for reserves, plus a borrowing margin that varies from 1.00% to 2.75% depending on our Transactions Adjusted EBITDA (as defined in the amended and restated credit agreement). Interest on Eurodollar rate committed loans is payable at the end of the applicable interest period in the case of interest periods of one, two or three months and every three months in the case of interest periods which exceed three months.

      Base rate committed loans bear interest at (a) the greater of (i) the rate most recently announced by Bank of America, N.A. as its "prime rate" or (ii) the federal funds rate plus 1/2 of 1% per annum plus (b) a borrowing margin that varies from 0.00% to 1.25% depending on our Transactions Adjusted EBITDA (as defined in the amended and restated credit agreement). Interest on base rate committed loans is payable quarterly in arrears.

      Letters of credit issued under the credit facility accrue fees at the applicable Eurodollar rate borrowing margin.

Security and Guarantees

      The credit facility provides that any loans made thereunder and any swap or other hedging arrangements entered into with any of the lenders will be obligations of Holdings and guaranteed by Playboy Enterprises, Inc. and substantially all of its other present and future domestic subsidiaries other than Playboy.com and its subsidiaries. The credit facility provides that obligations thereunder will be secured by a first priority lien or pledge
(subject to permitted liens) on 100% of the stock of substantially all of Playboy Enterprises, Inc.'s present and future direct and indirect domestic subsidiaries other than Playboy.com's subsidiaries and on 65% of the capital stock of certain of Playboy Enterprises, Inc.'s indirect first-tier foreign subsidiaries other than subsidiaries of Playboy.com. The credit facility also provides that obligations thereunder will be secured by a first priority lien or pledge (subject to permitted liens) on (i) the Playboy Mansion and the personal property assets of Playboy Enterprises, Inc. and substantially all of its present and future direct and indirect domestic subsidiaries, other than Playboy.com and its subsidiaries and (ii) trademarks owned by Playboy Enterprises, Inc. and substantially all of Playboy Enterprises, Inc.'s present and future direct and indirect domestic subsidiaries, other than Playboy.com and its subsidiaries. Under the terms of the amended and restated credit agreement, Playboy.com and its subsidiaries must provide guarantees of and pledge or grant security interests in their assets to secure the obligations of the Borrower under the credit facility on substantially the same terms as applicable to the existing loan parties if Playboy.com becomes a wholly-owned subsidiary of Playboy Enterprises, Inc.

Covenants

The credit facility contains representations, affirmative covenants, negative covenants and financial covenants that restrict our and our subsidiaries' ability to do specified things, including but not limited to:

      o     incur or guarantee additional indebtedness;

      o     pay dividends or make other distributions on capital stock;

      o     repurchase capital stock;

      o     make loans and investments;

      o enter into agreements restricting the ability of the subsidiaries of Playboy Enterprises, Inc. to pay dividends;

      o     create liens;

      o     sell or otherwise dispose of assets;

      o     enter new lines of business;

      o     merge or consolidate with other entities; and

      o     engage in transactions with affiliates.

The following financial covenants are included:

      o     minimum net worth;

      o     minimum interest coverage ratio; and

      o     limitation on capital expenditures.

Mandatory Prepayment and Commitment Reduction

In the event of a sale or other disposition of the Playboy Mansion or the Playboy or Rabbit Head trademark designs, Holdings must apply the net cash proceeds of such disposition up to the amount necessary to repay its borrowings under the credit facility, and the banks' commitment under the credit facility will be reduced permanently by an amount equal to such net cash proceeds, unless at the time of such disposition no event of default exists, in which case the commitments shall not be reduced to less than $25.0 million.

Events of Default

      The loan documentation for the credit facility contains customary events of default, including, but not limited to, specified change of control events and cross defaults to other indebtedness of Playboy Enterprises, Inc. or any subsidiary that is a restricted subsidiary for purposes of the credit facility. As of the date of this report, all of Playboy Enterprises, Inc.'s subsidiaries are restricted subsidiaries for the purposes of the credit facility.

ITEM 6. EXHIBITS

Exhibit Number                          Description
--------------                          -----------

   4.1 Indenture, dated March 15, 2005, between Playboy Enterprises, Inc. and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Playboy Enterprises, Inc.'s Current Report on Form 8-K filed on March 15, 2005)

   4.2 Form of 3.00% Convertible Senior Subordinated Notes due 2025 (included in Exhibit 4.1)

   4.3 Registration Rights Agreement, dated March 15, 2005, among Playboy Enterprises, Inc. and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to Playboy Enterprises, Inc.'s Current Report on Form 8-K filed on March 15, 2005)

   10.1 Credit Agreement, effective April 1, 2005, or the Credit Agreement, among PEI Holdings, Inc., as borrower, Bank of America, N.A., as Agent, and the Other Lenders Party Hereto.

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PLAYBOY ENTERPRISES, INC.
                                            -------------------------
                                                   (Registrant)


Date: May 10, 2005                            By /s/ Linda Havard
      ------------                               -------------------
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