Form 10-K/A
period 2004-12-31
PLAYBOY ENTERPRISES INC
filed 2005-06-10
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 2, 2005 (the "2004 Form 10-K"), to reflect in the registrant's consolidated financial statements in Item 8 thereof the inclusion in marketable securities and short-term investments of auction rate securities that were previously classified as cash and cash equivalents and to reflect such reclassification of the auction rate securities in the discussion of the registrant's liquidity and capital resources in Item 7 thereof and in the reference to the registrant's cash and cash equivalents under the heading "Risk Factors" in Item 1 thereof. This Amendment also includes, as did the 2004 Form 10-K, the certifications of the registrant's executive officers and the consent of the registrant's independent public accounting firm required pursuant to Item 15 of Form 10-K. This Amendment presents the 2004 Form 10-K, as amended, in its entirety, but does not modify or update the disclosure in the 2004 Form 10-K in any way other than as required to reflect the changes discussed above and does not reflect events occurring after the filing of the 2004 Form 10-K on March 2, 2005.

                            PLAYBOY ENTERPRISES, INC.
                          2004 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business                                                              4
Item 2.  Properties                                                           24
Item 3.  Legal Proceedings                                                    25
Item 4.  Submission of Matters to a Vote of Security Holders                  26

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                    26
Item 6.  Selected Financial Data                                              27
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            29
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           45
Item 8.  Financial Statements and Supplementary Data                          45
Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                             79
Item 9A. Controls and Procedures                                              79
Item 9B. Other Information                                                    81

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   81
Item 11. Executive Compensation                                               81
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                           81
Item 13. Certain Relationships and Related Transactions                       81
Item 14. Principal Accounting Fees and Services                               81

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K      82

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

The following table illustrates certain information regarding approximate household units and current average retail rates for our networks (in millions, except retail rates):

                            Household Units (1)        Average Retail Rates
                           --------------------      ------------------------
                           Dec. 31,    Dec. 31,                       Monthly
                               2004        2003         PPV      Subscription
--------------------------------------------------------------------------------
Playboy TV
   DTH                         24.4        21.6      $ 7.99            $15.75
   Cable                       21.8        21.4        9.41             13.30

Playboy TV en Espanol
   DTH                          9.3         8.1          --                --(2)
   Cable                        2.9         3.3        9.65                --

On-demand households
   VOD                          5.0         1.6        9.46                --
   SVOD                         1.5         0.8          --              5.02

Movie networks
   DTH                         48.2        42.2        9.99                --
   Cable                       46.0        49.7      $10.56            $   --
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

      Our networks are also available to consumers through cable providers. Most cable services in the United States are distributed through MSOs and their affiliated cable systems, or cable affiliates. Once arrangements are made with an MSO, we negotiate channel space for our networks with each MSO's cable affiliates. Individual cable affiliates determine the retail price of both PPV, which can be dependent on the length of the block of programming, and monthly subscription services, which can be dependent on the number of premium services to which a household subscribes. Our revenues reflect our contractual share of the amounts received by the cable affiliates, which are based on both the retail rates set by the cable affiliates and the number of buys and/or subscribers.

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

Adult content. Regulation of adult content could prevent us from making our content available in various jurisdictions or otherwise have a material adverse effect on our business, financial condition or results of operations. The governments of some countries like China and India have sought to limit the influence of other cultures by restricting the distribution of products deemed to represent foreign or "immoral" influences. Regulation aimed at limiting minors' access to adult content could also increase our cost of operations and introduce technological challenges, such as by requiring development and implementation of age verification systems.

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

We have a significant amount of debt. As of December 31, 2004, we had $26.7 million in cash and cash equivalents and $80.0 million of total financing obligations outstanding, consisting of the 11% senior secured notes due 2010 issued by Holdings. In addition, we have a $30.0 million revolving credit facility. As of December 31, 2004, there were no borrowings and $10.0 million in letters of credit outstanding under this facility.

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

Item 6. Selected Financial Data (1)

(in thousands, except per share amounts, number of employees and ad pages)

                                                         Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year
                                                               Ended          Ended          Ended          Ended          Ended
                                                            12/31/04       12/31/03       12/31/02       12/31/01       12/31/00
--------------------------------------------------------------------------------------------------------------------------------
Selected financial data (2)
Net revenues                                               $ 329,376      $ 315,844      $ 277,622      $ 287,583      $ 303,360
Interest expense, net                                        (13,687)       (15,946)       (15,022)       (13,184)        (7,629)
Income (loss) from continuing operations before
 cumulative effect of change in accounting principle           9,989         (7,557)       (17,135)       (29,323)       (47,626)
Net income (loss)                                              9,989         (7,557)       (17,135)       (33,541)       (47,626)
Net income (loss) applicable to common shareholders            9,561         (8,450)       (17,135)       (33,541)       (47,626)
Basic and diluted earnings (loss) per common share
   Income (loss) from continuing operations before
    cumulative effect of change in accounting principle         0.30          (0.31)         (0.67)         (1.20)         (1.96)
   Net income (loss)                                            0.30          (0.31)         (0.67)         (1.37)         (1.96)
EBITDA: (3)
   Net income (loss)                                           9,989         (7,557)       (17,135)       (33,541)       (47,626)
   Adjusted for:
      Cumulative effect of change in accounting
       principle                                                  --             --             --          4,218             --
      Income tax expense                                       3,845          4,967          8,544            996         16,227
      Interest expense                                        13,687         16,309         15,147         13,970          9,148
      Depreciation and amortization                           47,100         49,558         51,619         51,904         44,911
      Amortization of deferred financing fees                  1,266          1,407            993            905            840
      Amortization of restricted stock awards                    682             45          2,748             --             --
      Equity in operations of investments                         71             80           (279)           746            375
                                                           ---------      ---------      ---------      ---------      ---------
   EBITDA                                                  $  76,640      $  64,809      $  61,637      $  39,198      $  23,875
--------------------------------------------------------------------------------------------------------------------------------
At period end
Total assets                                               $ 420,581      $ 418,060      $ 369,721      $ 426,240      $ 388,488
Long-term financing obligations                            $  80,000      $ 115,000      $  68,865      $  78,017      $  94,328
Shareholders' equity                                       $ 168,450      $ 106,636      $  87,815      $  81,525      $ 114,185
Long-term financing obligations as a
 percentage of total capitalization                               32%            52%            44%            49%            45%
Number of common shares outstanding
   Class A voting                                              4,864          4,864          4,864          4,864          4,859
   Class B nonvoting                                          28,521         22,579         21,181         19,666         19,407
Number of full-time employees                                    645            592            581            610            686
--------------------------------------------------------------------------------------------------------------------------------
Selected operating data
Cash investments in Company-produced and
 licensed entertainment programming                        $  41,457      $  44,727      $  41,717      $  37,254      $  33,061
Cash investments in online content                             2,317          2,436          4,434          4,739          6,200
                                                           ---------------------------------------------------------------------
      Total cash investments in programming and content       43,774         47,163         46,151         41,993         39,261
Amortization of investments in Company-produced
 and licensed entertainment programming                       41,695         40,603         40,626         37,395         33,253
Amortization of investments in content                         2,317          2,436          4,434          4,739          6,200
                                                           ---------------------------------------------------------------------
      Total amortization of programming and content        $  44,012      $  43,039      $  45,060      $  42,134      $  39,453
Domestic TV household units (at period end): (4)
   Playboy TV networks
      DTH                                                     24,400         21,600         19,200         18,100         15,400
      Cable                                                   21,800         21,400         19,700         18,100         14,200
   Movie networks (5)
      DTH                                                     48,200         42,200         38,400         35,300             --
      Cable                                                   46,000         49,700         47,700         42,300         24,600
On-demand households:
      VOD                                                      5,000          1,600          1,500             --             --
      SVOD                                                     1,500            800            700             --             --
International TV household units (at period end) (4)          40,500         37,000         30,900         29,500         25,700
Playboy magazine ad pages                                        573            555            515            618            674
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

RESULTS OF OPERATIONS

The following table represents our results of operations (in millions, except per share amounts):

                                                                  Fiscal Year     Fiscal Year     Fiscal Year
                                                                        Ended           Ended           Ended
                                                                     12/31/04        12/31/03        12/31/02
-------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                                               $  96.9         $  95.3         $  94.4
   International                                                         45.3            37.9            19.1
   Online subscriptions                                                  21.5            18.2            11.0
   E-Commerce                                                            18.7            16.8            14.4
   Other                                                                  6.8             7.5            13.7
-------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                  189.2           175.7           152.6
-------------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                     101.5           102.0            94.7
   Other domestic publishing                                             11.9            13.0            11.7
   International publishing                                               6.4             5.7             5.4
-------------------------------------------------------------------------------------------------------------
   Total Publishing                                                     119.8           120.7           111.8
-------------------------------------------------------------------------------------------------------------
Licensing
   International licensing                                               12.1             8.0             5.6
   Domestic licensing                                                     3.0             3.2             3.3
   Entertainment licensing                                                2.0             1.4             0.5
   Marketing events                                                       3.0             2.9             2.8
   Other                                                                  0.3             3.9             1.0
-------------------------------------------------------------------------------------------------------------
   Total Licensing                                                       20.4            19.4            13.2
-------------------------------------------------------------------------------------------------------------
Total net revenues                                                    $ 329.4         $ 315.8         $ 277.6
=============================================================================================================
Net income (loss)
Entertainment
   Before programming amortization and online content expenses        $  77.1         $  73.9         $  68.5
   Programming amortization and online content expenses                 (44.0)          (43.0)          (45.1)
-------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                   33.1            30.9            23.4
-------------------------------------------------------------------------------------------------------------
Publishing                                                                6.2             5.2             2.7
-------------------------------------------------------------------------------------------------------------
Licensing                                                                10.5            10.3             4.6
-------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                  (18.2)          (16.6)          (15.8)
-------------------------------------------------------------------------------------------------------------
Total segment income                                                     31.6            29.8            14.9
Restructuring expenses                                                   (0.7)           (0.3)           (6.6)
Gain on disposal                                                           --              --             0.4
-------------------------------------------------------------------------------------------------------------
Operating income                                                         30.9            29.5             8.7
-------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                      0.6             0.4             0.1
   Interest expense                                                     (13.7)          (16.3)          (15.1)
   Amortization of deferred financing fees                               (1.3)           (1.4)           (1.0)
   Minority interest                                                     (1.4)           (1.7)           (1.7)
   Equity in operations of investments                                   (0.1)           (0.1)            0.3
   Insurance/litigation settlement                                        5.6            (8.5)             --
   Debt extinguishment expenses                                          (5.9)           (3.3)             --
   Vendor settlement                                                       --              --             0.7
   Other, net                                                            (0.9)           (1.2)           (0.6)
-------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                              (17.1)          (32.1)          (17.3)
-------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                        13.8            (2.6)           (8.6)
Income tax expense                                                       (3.8)           (5.0)           (8.5)
-------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $  10.0         $  (7.6)        $ (17.1)
=============================================================================================================

Net income (loss)                                                     $  10.0         $  (7.6)        $ (17.1)
Dividend requirements of preferred stock                                 (0.4)           (0.9)             --
-------------------------------------------------------------------------------------------------------------
Income (loss) applicable to common shareholders                       $   9.6         $  (8.5)        $ (17.1)
=============================================================================================================

Basic and diluted earnings (loss) per common share                    $  0.30         $ (0.31)        $ (0.67)
=============================================================================================================

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

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2004, we had $26.7 million in cash and cash equivalents and $80.0 million in total financing obligations compared to $31.3 million in cash and cash equivalents and $115.0 million in total financing obligations at December 31, 2003. At December 31, 2004, short-term investments included $20.0 million of auction rate securities, or ARS, which were previously classified as cash and cash equivalents. There were no such investments in ARS at December 31, 2003. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, typically every 28 days, there is a new auction process.

      Our cash position at December 31, 2004 decreased $4.7 million from the prior year mainly due to cash used for investment activities of approximately $22.6 million, which included $20.0 million of investments in ARS, partially offset by cash provided from operations of approximately $16.4 million and the net proceeds from our April 2004 public offering of Class B shares. We also have a $30.0 million revolving credit facility, which was increased from $20.0 million in September 2004. In addition, we amended the facility to extend the term to September 2007 and to decrease the applicable margin by 1.0% on all borrowings and letters of credit. At December 31, 2004, there were no borrowings and $10.0 million in letters of credit outstanding under this facility. We believe that cash on hand, short-term investments and operating cash flows, together with funds available under our credit facility and potential access to credit and capital markets, will be sufficient to meet our operating expenses, capital expenditures and other contractual obligations as they become due.

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

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $22.6 million for 2004, primarily due to investments of $20.0 million in auction rate securities. There was no such investment activity in the prior year. We also invested $2.9 million in additions to property and equipment.

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

CONTRACTUAL OBLIGATIONS

      The following table reflects a summary of our contractual obligations and commercial commitments as further discussed in the notes to consolidated financial statements as of December 31, 2004 (in thousands):

                                                2005         2006         2007         2008         2009   Thereafter        Total
----------------------------------------------------------------------------------------------------------------------------------
Long Term Financing Obligations(1)          $  8,800     $  8,800     $  8,800     $  8,800     $  8,800     $ 84,400     $128,400
Playboy.com Series A Preferred Stock(2)           --       14,938           --           --           --           --       14,938
Operating Leases                              13,121       12,402       11,621       10,440        7,074       58,357      113,015
Purchase Obligations:
   Licensed Programming Commitments(3)         9,797        7,129        5,575        5,224        4,101        8,667       40,493
Other (4):
   Acquisition Liabilities(1), (5)            11,602       11,192        8,000        1,000        1,000        1,750       34,544
   Transponder Service Agreements              6,734        6,885        6,182        6,022        5,019       13,775       44,617
   Litigation Settlement                       1,875        1,000           --           --           --           --        2,875
----------------------------------------------------------------------------------------------------------------------------------

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

      As previously mentioned, in August 2001 our subsidiary Playboy.com, Inc. issued $15.0 million of its Series A Preferred Stock, of which $5.0 million was purchased by Mr. Hefner. See Financing From Related Party within the Liquidity and Capital Resources section of the MD&A for additional information regarding the terms and redemption of the Playboy.com Series A Preferred Stock.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are set forth in this Form 10-K Annual Report as follows:

                                                                            Page
                                                                            ----

      Consolidated Statements of Operations - Fiscal Years Ended
      December 31, 2004, 2003 and 2002                                        46

      Consolidated Balance Sheets - December 31, 2004 and 2003                47

      Consolidated Statements of Shareholders' Equity - Fiscal
      Years Ended December 31, 2004, 2003 and 2002                            48

      Consolidated Statements of Cash Flows - Fiscal Years Ended
      December 31, 2004, 2003 and 2002                                        49

      Notes to Consolidated Financial Statements                              50

      Report of Independent Registered Public Accounting Firm                 78

      The supplementary data regarding quarterly results of operations are set forth in Note (X) Quarterly Results of Operations (Unaudited) of Notes to Consolidated Financial Statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                       Fiscal Year    Fiscal Year    Fiscal Year
                                                             Ended          Ended          Ended
                                                          12/31/04       12/31/03       12/31/02
------------------------------------------------------------------------------------------------
Net revenues                                             $ 329,376      $ 315,844      $ 277,622
------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                          (240,835)      (229,216)      (204,616)
   Selling and administrative expenses                     (56,894)       (56,826)       (58,117)
   Restructuring expenses                                     (744)          (350)        (6,643)
------------------------------------------------------------------------------------------------
      Total costs and expenses                            (298,473)      (286,392)      (269,376)
------------------------------------------------------------------------------------------------
Gain on disposals                                                2             --            442
------------------------------------------------------------------------------------------------
Operating income                                            30,905         29,452          8,688
------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                           579            363            125
   Interest expense                                        (13,687)       (16,309)       (15,147)
   Amortization of deferred financing fees                  (1,266)        (1,407)          (993)
   Minority interest                                        (1,436)        (1,660)        (1,724)
   Debt extinguishment expenses                             (5,908)        (3,264)            --
   Equity in operations of investments                         (71)           (80)           279
   Insurance/litigation settlement                           5,638         (8,500)            --
   Vendor settlement                                            --             --            750
   Other, net                                                 (920)        (1,185)          (569)
------------------------------------------------------------------------------------------------
      Total nonoperating expense                           (17,071)       (32,042)       (17,279)
------------------------------------------------------------------------------------------------
Income (loss) before income taxes                           13,834         (2,590)        (8,591)
Income tax expense                                          (3,845)        (4,967)        (8,544)
------------------------------------------------------------------------------------------------
Net income (loss)                                        $   9,989      $  (7,557)     $ (17,135)
================================================================================================

Net income (loss)                                        $   9,989      $  (7,557)     $ (17,135)
Dividend requirements of preferred stock                      (428)          (893)            --
------------------------------------------------------------------------------------------------
Net income (loss) applicable to common shareholders      $   9,561      $  (8,450)     $ (17,135)
================================================================================================

Weighted average number of common shares outstanding
   Basic                                                    31,581         27,023         25,595
================================================================================================
   Diluted                                                  31,767         27,023         25,595
================================================================================================

Basic and diluted earnings (loss) per common share       $    0.30      $   (0.31)     $   (0.67)
================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                       Dec. 31,       Dec. 31,
                                                                                           2004           2003
--------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                             $  26,668      $  31,332
Marketable securities and short-term investments                                         24,052          3,546
Receivables, net of allowance for doubtful accounts of
   $3,897 and $4,364, respectively                                                       45,084         52,230
Receivables from related parties                                                          1,281          1,226
Inventories, net                                                                         12,437         12,017
Deferred subscription acquisition costs                                                  13,104         11,759
Other current assets                                                                      8,596         10,208
--------------------------------------------------------------------------------------------------------------
      Total current assets                                                              131,222        122,318
--------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                              11,491         12,020
Long term receivables                                                                     2,755             --
Programming costs, net                                                                   55,997         57,426
Goodwill                                                                                111,893        111,893
Trademarks                                                                               57,296         58,159
Distribution agreements, net of accumulated
   amortization of $1,935 and $970, respectively                                         31,206         32,170
Other noncurrent assets                                                                  18,721         24,074
--------------------------------------------------------------------------------------------------------------
Total assets                                                                          $ 420,581      $ 418,060
==============================================================================================================

Liabilities
Acquisition liabilities                                                               $  10,184      $  15,392
Accounts payable                                                                         21,796         22,899
Accrued salaries, wages and employee benefits                                             8,286         11,472
Deferred revenues                                                                        51,421         53,963
Accrued litigation settlement                                                             1,000          6,500
Other liabilities and accrued expenses                                                   18,040         19,088
--------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                         110,727        129,314
--------------------------------------------------------------------------------------------------------------
Financing obligations                                                                    80,000        115,000
Acquisition liabilities                                                                  19,085         26,982
Net deferred tax liabilities                                                             15,023         13,877
Accrued litigation settlement                                                             1,000          2,000
Other noncurrent liabilities                                                             13,779         13,170
--------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                 239,614        300,343
--------------------------------------------------------------------------------------------------------------
Minority interest                                                                        12,517         11,081

Shareholders' equity
Preferred stock, $10,000 par value - 10,000,000 shares authorized;
   0 and 1,674 issued, respectively                                                          --         16,959
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued                            49             49
   Class B nonvoting - 75,000,000 and 30,000,000 shares authorized, respectively;
      28,521,493 and 22,579,363 issued, respectively                                        285            226
Capital in excess of par value                                                          222,285        152,969
Accumulated deficit                                                                     (52,949)       (62,510)
Accumulated other comprehensive loss                                                     (1,220)        (1,057)
--------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                        168,450        106,636
--------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                            $ 420,581      $ 418,060
==============================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                                 Unearned    Accumulated
                                                    Class A   Class B  Capital in                 Comp. -          Other
                                         Preferred   Common    Common   Excess of      Accum.  Restricted  Comprehensive
                                             Stock    Stock     Stock   Par Value     Deficit       Stock       Loss (1)      Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001              $     --   $   49   $   199   $ 123,090   $ (36,925)   $ (3,019)     $  (1,869)  $ 81,525
  Net loss                                      --       --        --          --     (17,135)         --             --    (17,135)
  Shares issued or vested
     under stock plans, net                     --       --        --           6          --         306             --        312
  Shares issued related to the Califa
     acquisition                                --       --        15      22,826          --          --             --     22,841
  Other comprehensive income                    --       --        --          --          --          --             94         94
  Other                                         --       --        --         169          --          --              9        178
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                    --       49       214     146,091     (54,060)     (2,713)        (1,766)    87,815
  Net loss                                      --       --        --          --      (7,557)         --             --     (7,557)
  Shares issued or vested
     under stock plans, net                     --       --        12         380          --       2,713             --      3,105
  Conversion of Holdings preferred B
     to Playboy preferred A                 16,959       --        --      10,100          --          --             --     27,059
  Preferred stock dividends                     --       --        --          --        (893)         --             --       (893)
  Shares issued related to Califa
     acquisition                                --       --        --      (3,602)         --          --             --     (3,602)
  Other comprehensive income                    --       --        --          --          --          --            709        709
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                16,959       49       226     152,969     (62,510)         --         (1,057)   106,636
  Net income                                    --       --        --          --       9,989          --             --      9,989
  Shares issued or vested
     under stock plans, net                     --       --        --         619          --          --             --        619
  Conversion of Playboy preferred A
     to Playboy class B common             (16,959)      --        15      16,721          --          --             --       (223)
  Preferred stock dividends                     --       --        --          --        (428)         --             --       (428)
  Shares issued in public equity offering       --       --        44      51,815          --          --             --     51,859
  Other comprehensive income                    --       --        --          --          --          --           (163)      (163)
  Other                                         --       --        --         161          --          --             --        161
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004              $     --   $   49   $   285   $ 222,285   $ (52,949)   $     --      $  (1,220)  $168,450
===================================================================================================================================

(1)   Accumulated other comprehensive loss consisted of the following:

                                                     Fiscal Year    Fiscal Year
                                                           Ended          Ended
                                                        12/31/04       12/31/03
Unrealized gain on marketable securities             $       158    $      (265)
Derivative loss                                              (80)           (28)
Foreign currency translation loss                         (1,298)          (764)
                                                     --------------------------
                                                     $    (1,220)   $    (1,057)
                                                     ==========================

Comprehensive income (loss) was as follows:

                                            Fiscal Year      Fiscal Year      Fiscal Year
                                                  Ended            Ended            Ended
                                               12/31/04         12/31/03         12/31/02
-----------------------------------------------------------------------------------------
Net income (loss)                           $     9,989      $    (7,557)     $   (17,135)
-----------------------------------------------------------------------------------------
Unrealized gain (loss) on marketable
   securities                                       423              817             (555)
Derivative gain (loss)                              (52)             656              500
Foreign currency translation
   adjustments                                     (534)            (764)             149
-----------------------------------------------------------------------------------------
Total other comprehensive income (loss)            (163)             709               94
-----------------------------------------------------------------------------------------
Comprehensive income (loss)                 $     9,826      $    (6,848)     $   (17,041)
=========================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                  Fiscal Year     Fiscal Year     Fiscal Year
                                                                        Ended           Ended           Ended
                                                                     12/31/04        12/31/03        12/31/02
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                   $   9,989       $  (7,557)      $ (17,135)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
      Depreciation of property and equipment                            3,169           3,698           3,781
      Amortization of intangible assets                                 2,236           5,257           7,212
      Amortization of investments in entertainment programming         41,695          40,603          40,626
      Loss (gain) on disposals                                            331              --            (442)
      Amortization of deferred financing fees                           1,266           1,407             993
      Minority interest                                                 1,436           1,364           1,724
      Debt extinguishment expenses                                      5,908           3,264              --
      Equity in operations of investments                                 451              80            (279)
      Insurance settlement                                              5,638              --              --
      Deferred income taxes                                             1,300           1,349           7,018
      Changes in current assets and liabilities
         Receivables                                                    6,926         (10,340)          5,537
         Receivables from related parties                                 (55)            316         (30,164)
         Inventories                                                     (420)         (1,519)          3,464
         Deferred subscription acquisition costs                       (1,345)            279              73
         Other current assets                                           1,596          (2,261)         (4,225)
         Accounts payable                                                 396          (1,921)           (139)
         Accrued salaries, wages and employee benefits                 (3,138)          3,759             954
         Deferred revenues                                             (2,542)          2,732           3,892
         Deferred revenues from related parties                            --              --          18,618
         Acquisition liability interest                                (2,340)           (407)          4,836
         Accrued litigation settlement                                 (5,500)          6,500              --
         Other liabilities and accrued expenses                        (6,778)          1,869           6,346
                                                                    ---------       ---------       ---------
            Net change in current assets and liabilities              (13,200)           (993)          9,192
                                                                    ---------       ---------       ---------
      Decrease in receivables from related parties                         --              --          25,000
      Investments in entertainment programming                        (41,457)        (44,727)        (41,717)
      Increase in trademarks                                           (2,014)         (2,940)         (3,034)
      Decrease (Increase) in other noncurrent assets                      428          (1,561)            209
      Decrease in deferred revenues from related parties                   --              --         (21,325)
      (Decrease) increase in accrued litigation settlement             (1,000)          2,000              --
      Increase (decrease) in other noncurrent liabilities                 186           2,224          (3,277)
      International TV joint venture restructuring                         --              --           4,738
      Other, net                                                            1           1,411           1,044
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              16,363           4,879          14,328
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                                                  --              --            (435)
Proceeds from disposals                                                   152             116           1,517
Purchases of investments                                              (20,000)             --              --
Additions to property and equipment                                    (2,875)         (2,342)         (4,318)
Other, net                                                                137             179              78
-------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                (22,586)         (2,047)         (3,158)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from equity offering                                          51,859              --              --
Proceeds from financing obligations                                        --         115,000           5,000
Repayment of financing obligations                                    (35,000)        (65,767)        (16,311)
Payment of debt extinguishment expenses                                (3,850)           (356)             --
Payment of acquisition liabilities                                    (11,271)        (14,892)             --
Payment of deferred financing fees                                         --          (9,205)           (585)
Payment of preferred stock dividends                                     (651)           (669)             --
Proceeds from stock plans                                                 490             272             234
Other, net                                                                (18)             (1)             --
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                    1,559          24,382         (11,662)
-------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                   (4,664)         27,214            (492)
Cash and cash equivalents at beginning of year                         31,332           4,118           4,610
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $  26,668       $  31,332       $   4,118
=============================================================================================================

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

                                                               Fiscal Year      Fiscal Year       Fiscal Year
                                                                     Ended            Ended             Ended
                                                                  12/31/04         12/31/03          12/31/02
-------------------------------------------------------------------------------------------------------------
Net income (loss)
   As reported                                                    $  9,989         $ (7,557)         $(17,135)
   Pro forma                                                         7,230           (9,699)          (20,240)

Basic and diluted earnings (loss) per share applicable to
   common shareholders
   As reported                                                        0.30            (0.31)            (0.67)
   Pro forma                                                      $   0.22         $  (0.39)         $  (0.79)
-------------------------------------------------------------------------------------------------------------

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

Marketable securities and short-term investments: Marketable securities and short-term investments are classified as available-for-sale securities and are stated at fair value. Net unrealized holding gains and losses are included in "Accumulated other comprehensive loss." At December 31, 2004, short-term investments included $20.0 million of auction rate securities, or ARS, which were previously classified as cash and cash equivalents. There were no such investments in ARS at December 31, 2003. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, usually every 28 days, there is a new auction process.

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

Amortizable intangible assets consisted of the following (in thousands):

                                    December 31, 2004                               December 31, 2003
                         ----------------------------------------        ----------------------------------------
                            Gross                             Net           Gross                             Net
                         Carrying     Accumulated        Carrying        Carrying     Accumulated        Carrying
                           Amount    Amortization          Amount          Amount    Amortization          Amount
-----------------------------------------------------------------------------------------------------------------
Noncompete
   agreements             $14,000         $12,855         $ 1,145         $14,000         $12,037         $ 1,963
Distribution
   agreements               3,151           1,935           1,216           3,151             970           2,181
Program supply
   agreement                3,226             645           2,581           3,226             323           2,903
Copyrights                  1,979             875           1,104           2,253             743           1,510
-----------------------------------------------------------------------------------------------------------------
Total amortizable
   intangible
   assets                 $22,356         $16,310         $ 6,046         $22,630         $14,073         $ 8,557
=================================================================================================================

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

      The   following   table   displays   the  activity  and  balances  of  the
restructuring reserve account for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                                     Consolidation of
                                       Workforce       Facilities and
                                       Reduction           Operations          Total
------------------------------------------------------------------------------------
Balance at December 31, 2001             $ 1,579              $ 1,142        $ 2,721
Additional reserve recorded                2,938                2,799          5,737
Write-off leasehold improvements              --                 (437)          (437)
Adjustment to previous estimate              100                  806            906
Cash payments                             (1,845)                (505)        (2,350)
------------------------------------------------------------------------------------
Balance at December 31, 2002               2,772                3,805          6,577
Additional reserve recorded                   --                   --             --
Adjustment to previous estimate             (168)                 518            350
Cash payments                             (1,974)              (1,760)        (3,734)
------------------------------------------------------------------------------------
Balance at December 31, 2003                 630                2,563          3,193
Additional reserve recorded                  466                   --            466
Adjustment to previous estimate               --                  278            278
Cash payments                               (917)              (1,014)        (1,931)
------------------------------------------------------------------------------------
Balance at December 31, 2004             $   179              $ 1,827        $ 2,006
====================================================================================

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

The U.S. statutory tax rate applicable to us for each of 2004, 2003 and 2002 was 35%. The income tax provision differed from a provision computed at the U.S. statutory tax rate as follows (in thousands):

                                                              Fiscal Year      Fiscal Year      Fiscal Year
                                                                    Ended            Ended            Ended
                                                                 12/31/04         12/31/03         12/31/02
-----------------------------------------------------------------------------------------------------------
Statutory rate tax provision (benefit)                            $ 4,842          $  (907)         $(3,007)
Increase (decrease) in taxes resulting from:
   Foreign income and withholding tax on licensing income           2,606            3,246            1,362
   State income taxes                                                 197              289              762
   Nondeductible expenses                                             661              507              345
   (Decrease) increase in valuation allowance                      (9,163)           3,307            9,479
   Tax benefit of foreign taxes paid or accrued                    (1,341)          (1,556)            (506)
   Expiration of capital loss carryforward                          5,969               --               --
   Other                                                               74               81              109
-----------------------------------------------------------------------------------------------------------
Total income tax provision                                        $ 3,845          $ 4,967          $ 8,544
===========================================================================================================

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

The significant components of our deferred tax assets and deferred tax liabilities at December 31, 2003 and 2004 are presented below (in thousands):

                                               Dec. 31,           Net      Dec. 31,
                                                   2003        Change          2004
-----------------------------------------------------------------------------------
Deferred tax assets:
   NOLs                                        $ 24,966      $  5,337      $ 30,303
   Capital loss carryforwards                     9,285        (7,338)        1,947
   Tax credit carryforwards                      11,679           479        12,158
   Temporary difference related to PTVI          15,542        (7,713)        7,829
   Other deductible temporary differences        26,596           868        27,464
-----------------------------------------------------------------------------------
      Total deferred tax assets                  88,068        (8,367)       79,701
      Valuation allowance                       (72,453)        9,163       (63,290)
-----------------------------------------------------------------------------------
         Deferred tax assets                     15,615           796        16,411
-----------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred subscription acquisition costs       (5,483)         (328)       (5,811)
   Intangible assets                            (19,528)       (1,311)      (20,839)
   Other taxable temporary differences           (4,481)         (303)       (4,784)
-----------------------------------------------------------------------------------
         Deferred tax liabilities               (29,492)       (1,942)      (31,434)
-----------------------------------------------------------------------------------
Deferred tax liabilities, net                  $(13,877)     $ (1,146)     $(15,023)
===================================================================================

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

(G)   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

                                                        Fiscal Year  Fiscal Year   Fiscal Year
                                                              Ended        Ended         Ended
                                                           12/31/04     12/31/03      12/31/02
----------------------------------------------------------------------------------------------
Numerator:
   Net income (loss) applicable to common shareholders     $  9,561     $ (8,450)     $(17,135)
==============================================================================================

Denominator:
For basic EPS - weighted-average shares                      31,581       27,023        25,595
   Effect of dilutive potential common shares:
   Employee stock options and other                             186           --            --
----------------------------------------------------------------------------------------------
      Dilutive potential common shares                          186           --            --
----------------------------------------------------------------------------------------------
For diluted EPS - weighted-average shares                    31,767       27,023        25,595
==============================================================================================

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

(I)   MARKETABLE SECURITIES AND SHORT-TERM INVESTMENTS

Marketable securities, primarily purchased in connection with our deferred compensation plans, and short-term investments, which represent auction rate securities, consisted of the following (in thousands):

                                                     Dec. 31,          Dec. 31,
                                                         2004              2003
-------------------------------------------------------------------------------
Cost of marketable securities                        $  3,894          $  3,811
Cost of short-term investments                         20,000                --
Gross unrealized holding gains                            217                50
Gross unrealized holding losses                           (59)             (315)
-------------------------------------------------------------------------------
Fair value of marketable securities and
short-term investments                               $ 24,052          $  3,546
===============================================================================

      There were no proceeds from the sale of marketable securities for 2004, 2003 and 2002, and therefore no gains or losses were realized. Included in "Total other comprehensive income (loss)" for 2004 and 2003 were net unrealized holding gains of $0.4 million and $0.8 million, respectively, and for 2002 net unrealized holding losses of $0.6 million. There were no proceeds from the sale of short-term investments for 2004, 2003 and 2002. We realized $0.1 million of interest income received on the auction rate securities during 2004, and no such interest income was recorded during 2003 and 2002.

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
===============================================================================

(M)   PROGRAMMING COSTS, NET

Programming costs, net, consisted of the following (in thousands):

                                                     Dec. 31,          Dec. 31,
                                                         2004              2003
-------------------------------------------------------------------------------
Released, less amortization                          $ 38,279          $ 44,919
Completed, not yet released                            10,471             5,877
In-process                                              7,247             6,630
-------------------------------------------------------------------------------
Total programming costs, net                         $ 55,997          $ 57,426
===============================================================================

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

(N)   FINANCING OBLIGATIONS

Financing obligations consisted of the following (in thousands):

                                                     Dec. 31,          Dec. 31,
                                                         2004              2003
-------------------------------------------------------------------------------
Senior secured notes, interest of 11.00%             $ 80,000          $115,000
-------------------------------------------------------------------------------
Total long-term financing obligations                $ 80,000          $115,000
===============================================================================

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
===============================================================================

There was no contingent rent expense in any of these periods. The minimum future commitments at December 31, 2004, under operating leases with initial or remaining noncancelable terms in excess of one year, were as follows (in thousands):

2005                                                                  $  13,560
2006                                                                     12,853
2007                                                                     11,884
2008                                                                     10,439
2009                                                                      7,074
Later years                                                              58,357
Less minimum sublease income                                             (1,152)
-------------------------------------------------------------------------------
Minimum lease commitments, net                                        $ 113,015
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

At December 31, 2004, a total of 1,581,575 shares of Class B stock was available for future grants under the various stock plans combined. Stock option transactions are summarized as follows:

                                                                   Weighted Average
                                              Shares                Exercise Price
------------------------------------------------------------------------------------
                                      Class A        Class B      Class A    Class B
------------------------------------------------------------------------------------
Outstanding at December 31, 2001           --      2,065,136      $    --     $18.31
Granted                                    --        781,250           --      14.91
Exercised                                  --        (11,500)          --      10.31
Canceled                                   --       (219,000)          --      16.19
------------------------------------------------------------
Outstanding at December 31, 2002           --      2,615,886           --      17.51
Granted                                    --        701,000           --      10.03
Exercised                                  --        (17,500)          --      10.95
Canceled                                   --       (455,500)          --      14.33
------------------------------------------------------------
Outstanding at December 31, 2003           --      2,843,886           --      16.22
Granted                                    --        549,500           --      14.20
Exercised                                  --        (41,334)          --       7.84
Canceled                                   --       (119,332)          --      12.69
------------------------------------------------------------
Outstanding at December 31, 2004           --      3,232,720      $    --     $16.09
====================================================================================

The following table summarizes information regarding stock options at December 31, 2004:

                             Options Outstanding                   Options Exercisable
                   ----------------------------------------     -------------------------
                                   Weighted        Weighted                      Weighted
                                    Average         Average                       Average
Range of                Number    Remaining        Exercise          Number      Exercise
Exercise Prices    Outstanding         Life           Price     Exercisable         Price
-----------------------------------------------------------------------------------------
Class B
$8.88-$15.85         2,244,220         6.74       $   12.53       1,275,397     $   12.60
$16.72-$21.00          471,000         4.16           20.72         471,000         20.72
$24.13-$31.50          517,500         4.38           27.27         517,500         27.27
-----------------------------------------------------------------------------------------
Total Class B        3,232,720         5.99       $   16.09       2,263,897     $   17.65
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

The following table represents financial information by reportable segment (in thousands):

                                           Fiscal Year      Fiscal Year      Fiscal Year
                                                 Ended            Ended            Ended
                                              12/31/04         12/31/03         12/31/02
----------------------------------------------------------------------------------------
Net revenues (1)
Entertainment                                $ 189,157        $ 175,735        $ 152,603
Publishing                                     119,816          120,678          111,802
Licensing                                       20,403           19,431           13,217
----------------------------------------------------------------------------------------
Total                                        $ 329,376        $ 315,844        $ 277,622
========================================================================================
Income (loss) before income taxes
Entertainment                                $  33,145        $  30,823        $  23,449
Publishing                                       6,233            5,160            2,669
Licensing                                       10,476           10,358            4,581
Corporate Administration and Promotion         (18,207)         (16,539)         (15,810)
Restructuring expenses                            (744)            (350)          (6,643)
Gain on disposals                                    2               --              442
Nonoperating expense                           (17,071)         (32,042)         (17,279)
----------------------------------------------------------------------------------------
Total                                        $  13,834        $  (2,590)       $  (8,591)
========================================================================================
Depreciation and amortization (2) (3)
Entertainment                                $  45,847        $  47,892        $  49,621
Publishing                                         231              397              371
Licensing                                           28               33               46
Corporate Administration and Promotion             994            1,236            1,581
----------------------------------------------------------------------------------------
Total                                        $  47,100        $  49,558        $  51,619
========================================================================================
Identifiable assets (2) (4)
Entertainment                                $ 266,736        $ 270,549        $ 267,463
Publishing                                      45,724           48,462           43,861
Licensing                                        5,344            8,199            4,726
Catalog                                             --               --               36
Corporate Administration and Promotion         102,777           90,850           53,635
----------------------------------------------------------------------------------------
Total                                        $ 420,581        $ 418,060        $ 369,721
========================================================================================

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

(X)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for 2004 and 2003 (in thousands, except per share amounts):

                                                        Quarters Ended
                                        --------------------------------------------
2004                                    Mar. 31     June 30     Sept. 30     Dec. 31
------------------------------------------------------------------------------------
Net revenues                            $80,870     $78,717      $80,258     $89,531
Operating income                          7,452       3,163        6,705      13,585
Net income (loss)                         1,888      (8,291)       1,927      14,465
Net income (loss) applicable to
   common shareholders                    1,553      (8,384)       1,927      14,465
Basic and diluted EPS applicable to
   common shareholders                     0.06       (0.26)        0.06        0.43
Common stock price
   Class A high                           14.78       13.26        11.25       12.35
   Class A low                            12.10       11.00         7.60        9.60
   Class B high                           16.48       14.55        12.00       13.25
   Class B low                          $ 13.05     $ 11.43      $  8.00     $  9.96
------------------------------------------------------------------------------------

                                                        Quarters Ended
                                        --------------------------------------------
2003                                    Mar. 31     June 30     Sept. 30     Dec. 31
------------------------------------------------------------------------------------
Net revenues                            $74,281     $75,971      $74,448     $91,144
Operating income                          9,450       5,518        5,661       8,823
Net income (loss)                           632        (905)        (610)     (6,674)
Net income (loss) applicable to
   common shareholders                      632      (1,128)        (944)     (7,010)
Basic and diluted EPS applicable to
   common shareholders                     0.02       (0.04)       (0.03)      (0.26)
Common stock price
   Class A high                           10.23       12.64        13.86       15.68
   Class A low                             7.48        8.03        11.64       13.48
   Class B high                           11.95       13.74        15.11       16.91
   Class B low                          $  7.92     $  8.47      $ 12.75     $ 14.45
------------------------------------------------------------------------------------

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
==================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 2004
                                 (In thousands)

                                                Playboy                                         Non-                       Playboy
                                           Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                          Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                     $      --      $      --      $  20,359      $   6,309      $      --      $  26,668
Marketable securities and short-term
   investments                                       --             --         24,052             --             --         24,052
Receivables, net of allowance for
   doubtful accounts                                 --             --         37,665          7,419             --         45,084
Receivables from related parties                     --             --         (7,276)         8,557             --          1,281
Inventories, net                                     --             --         10,923          1,514             --         12,437
Deferred subscription acquisition
   costs                                             --             --         13,104             --             --         13,104
Other current assets                                 --             22          6,441          2,133             --          8,596
----------------------------------------------------------------------------------------------------------------------------------
   Total current assets                              --             22        105,268         25,932             --        131,222
----------------------------------------------------------------------------------------------------------------------------------
Receivables from affiliates                          --         77,845         39,173             --       (117,018)            --
Property and equipment, net                          --             --         10,002          1,489             --         11,491
Long term receivables                                --             --          2,755             --             --          2,755
Programming costs, net                               --             --         54,321          1,676             --         55,997
Goodwill                                             --             --        111,370            523             --        111,893
Trademarks                                           --             --         57,296             --             --         57,296
Distribution agreements, net of
   accumulated amortization                          --             --         31,206             --             --         31,206
Investment in subsidiaries                      168,450        168,450        (29,278)            --       (307,622)            --
Other noncurrent assets                              --          4,824         13,837             60             --         18,721
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                  $ 168,450      $ 251,141      $ 395,950      $  29,680      $(424,640)     $ 420,581
==================================================================================================================================

Liabilities
Acquisition liabilities                       $      --      $      --      $   6,577      $   3,607      $      --      $  10,184
Accounts payable                                     --            100         15,692          6,004             --         21,796
Accrued salaries, wages and
   employee benefits                                 --             --          8,218             68             --          8,286
Deferred revenues                                    --             --         45,059          6,362             --         51,421
Accrued litigation settlement                        --             --          1,000             --             --          1,000
Other liabilities and accrued expenses               --          2,591         16,024           (575)            --         18,040
----------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                         --          2,691         92,570         15,466             --        110,727
----------------------------------------------------------------------------------------------------------------------------------
Financing obligations                                --         80,000             --             --             --         80,000
Financing obligations to affiliates                  --             --         77,845         39,173       (117,018)            --
Acquisition liabilities                              --             --         15,888          3,197             --         19,085
Net deferred tax liabilities                         --             --         15,023             --             --         15,023
Accrued litigation settlement                        --             --          1,000             --             --          1,000
Other noncurrent liabilities                         --             --         12,657          1,122             --         13,779
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    --         82,691        214,983         58,958       (117,018)       239,614
----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                    --             --         12,517             --             --         12,517

Shareholders' equity                            168,450        168,450        168,450        (29,278)      (307,622)       168,450
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
   shareholders' equity                       $ 168,450      $ 251,141      $ 395,950      $  29,680      $(424,640)     $ 420,581
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
==================================================================================================================================

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        Year Ended December 31, 2004
                                          ----------------------------------------------------------------------------------------
                                                Playboy                                         Non-                       Playboy
                                           Enterprises,       Holdings      Guarantor      Guarantor                  Enterprises,
                                          Inc. (Parent)       (Issuer)   Subsidiaries   Subsidiaries   Eliminations           Inc.
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net cash provided by (used for)
   operating activities                       $              $  (7,686)     $  18,140      $   5,909      $      --      $  16,363
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Proceeds from disposals                              --             --             28            124             --            152
Additions to property and equipment                  --             --         (1,812)        (1,063)            --         (2,875)
Purchases of investments                             --             --        (20,000)            --             --        (20,000)
Other, net                                           --             --            137             --             --            137
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for investing
   activities                                        --             --        (21,647)          (939)            --        (22,586)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations              51,859             --             --             --             --         51,859
Repayment of financing obligations                   --        (35,000)            --             --             --        (35,000)
Payment of debt extinguishment
   expenses                                          --         (3,850)            --             --             --         (3,850)
Payment of acquisition liabilities                   --             --         (9,546)        (1,725)            --        (11,271)
Payment of preferred stock dividends               (651)            --             --             --             --           (651)
Proceeds from stock plans                           490             --             --             --             --            490
Other, net                                          (18)            --             --             --             --            (18)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for)
   financing activities                          51,680        (38,850)        (9,546)        (1,725)            --          1,559
----------------------------------------------------------------------------------------------------------------------------------
Net receipts from (payments to)
   subsidiaries                                 (51,680)        46,536          8,967         (3,823)            --             --
----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash
   and cash equivalents                              --             --         (4,086)          (578)            --         (4,664)
Cash and cash equivalents
   at beginning of period                            --             --         24,445          6,887             --         31,332
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                           $      --      $      --      $  20,359      $   6,309      $      --      $  26,668
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information regarding outstanding options and shares reserved for future issuance as of December 31, 2004:

                                                                         Class B Stock
                                                     -----------------------------------------------------
                                                                             Weighted
                                                                              Average               Number
                                                       Number of       Exercise Price            of Shares
                                                         Options           of Options        Remaining for
                                                     Outstanding          Outstanding      Future Issuance
----------------------------------------------------------------------------------------------------------
Total equity compensation plans approved by
   security holders                                    3,232,720            $   16.09            1,581,575
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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)   Certain Documents Filed as Part of the Form 10-K

      Our Financial Statements and Supplementary Data following are as set forth under Part II. Item 8. of this Form 10-K Annual
      Report:                                                               Page
                                                                            ----

      Consolidated Statements of Operations - Fiscal Years Ended
      December 31, 2004, 2003 and 2002                                        46

      Consolidated Balance Sheets - December 31, 2004 and 2003                47

      Consolidated Statements of Shareholders' Equity - Fiscal
      Years Ended December 31, 2004, 2003 and 2002                            48

      Consolidated Statements of Cash Flows - Fiscal Years Ended
      December 31, 2004, 2003 and 2002                                        49

      Notes to Consolidated Financial Statements                              50

      Condensed Consolidating Statements of Operations - Fiscal
      Years Ended December 31, 2004, 2003 and 2002                            71

      Condensed Consolidating Balance Sheets - December 31, 2004
      and 2003                                                                73

      Condensed Consolidating Statements of Cash Flows - Fiscal
      Years Ended December 31, 2004, 2003 and 2002                            75

      Report of Independent Registered Public Accounting Firm                 78

      Schedule II - Valuation and Qualifying Accounts                         92

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

                                        PLAYBOY ENTERPRISES, INC.
                                        -------------------------
                                               (Registrant)


June 10, 2005                           By  /s/ Linda Havard
                                            -------------------------
                                            Linda G. Havard
                                            Executive Vice President,
                                            Finance and Operations,
                                            and Chief Financial Officer
                                            (Authorized Officer)

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

            (items (b), (c) and (d) incorporated by reference to Exhibits 10.4(b), (c) and (d), respectively, from our annual report on Form 10-K for the year ended December 31, 2001, or the 2001 Form 10-K)

            e Transponder Service Agreement dated August 12, 1999 between British Sky Broadcasting Limited and The Home Video Channel Limited (incorporated by reference to Exhibit 10.4 from the 2002 Form 10-K)

            f First Amendment dated as of May 7, 2004 between Playboy and LORAL SKYNET extending its current term expiration of January 31, 2010 to January 31, 2013 (incorporated by reference to
                  Exhibit 10.4(f) from the 2004 Form 10-K)

            g Intelsat LLC acquired assets of LORAL SKYNET effective March 17, 2004 (incorporated by reference to Exhibit 10.4(g) from the 2004 Form 10-K)

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

            (items (a) and (b) incorporated by reference to Exhibits 10.4(rr) and (nn), respectively, from the 1991 Form 10-K)

            c     Playboy Enterprises,  Inc. 1991 NonQualified Stock Option Plan
                  for  NonEmployee   Directors,   as  amended  (incorporated  by
                  reference to Exhibit 10.23(c) from the 2004 Form 10-K)

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

            (items (b), (c) and (d)  incorporated  by reference to Exhibits 4.3,
            4.4 and 4.5, respectively, from our Registration Statement No. 33-58145 on Form S-8 dated March 20, 1995)

            e Form of Section 162(m) Restricted Stock Agreement for Section 162(m) Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(e) from the 1997 Form 10-K)

            f     Amendment  to  the  Second   Amended  and   Restated   Playboy
                  Enterprises, Inc. 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.24(f) from the 2004 Form 10-K)

*10.25      1997 Directors' Plan

            a     Amended  and  Restated   1997  Equity  Plan  for   NonEmployee
                  Directors of Playboy Enterprises, Inc.

            b Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from our quarterly report on Form 10-Q for the quarter ended September 30, 1997)

            c     Amendment  to the  Amended and  Restated  1997 Equity Plan for
                  Non-Employee Directors of Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.25(c) from the 2004 Form 10-K)

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

21          Subsidiaries  (incorporated by reference to Exhibit 21 from the 2004
            Form 10-K)

@23(a)      Consent of Ernst & Young LLP

@31.1(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

@31.2(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

@32(a) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*     Indicates management compensation plan

# Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC

& Certain information omitted pursuant to a request for confidential treatment filed separately with the SEC

@     Filed herewith

PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

===========================================================================================================================
                  COLUMN A                      COLUMN B                  COLUMN C                 COLUMN D       COLUMN E
---------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                                                               -----------------------------
                                               Balance at      Charged to         Charged to                     Balance at
                                               Beginning       Costs and            Other                            End
                Description                    of Period        Expenses           Accounts       Deductions      of Period
----------------------------------------       ----------      ----------          ---------      ----------     ----------
Allowance deducted in the balance sheet
  from the asset to which it applies:

Fiscal Year Ended December 31, 2004:

  Allowance for doubtful accounts               $  4,364        $    239           $  1,133(a)     $  1,839(b)     $  3,897
                                                ========        ========           ========        ========        ========

  Allowance for returns                         $ 27,137        $    203           $ 43,766(c)     $ 42,822(d)     $ 28,284
                                                ========        ========           ========        ========        ========

  Deferred tax asset valuation allowance        $ 72,453        $     --           $     --        $  9,163(e)     $ 63,290
                                                ========        ========           ========        ========        ========

Fiscal Year Ended December 31, 2003:

  Allowance for doubtful accounts               $  5,124        $  1,409           $  1,451(a)     $  3,620(b)     $  4,364
                                                ========        ========           ========        ========        ========

  Allowance for returns                         $ 24,595        $     --           $ 47,536(c)     $ 44,994(d)     $ 27,137
                                                ========        ========           ========        ========        ========

  Deferred tax asset valuation allowance        $ 69,146        $  3,307(f)        $     --        $     --        $ 72,453
                                                ========        ========           ========        ========        ========

Fiscal Year Ended December 31, 2002:

  Allowance for doubtful accounts               $  6,406        $    213           $  2,010(a)     $  3,505(b)     $  5,124
                                                ========        ========           ========        ========        ========

  Allowance for returns                         $ 30,514        $     --           $ 48,227(c)     $ 54,146(d)     $ 24,595
                                                ========        ========           ========        ========        ========

  Deferred tax asset valuation allowance        $ 54,588        $ 14,558(f)        $     --        $     --        $ 69,146
                                                ========        ========           ========        ========        ========

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