Form 10-Q
period 2005-06-30
PLAYBOY ENTERPRISES INC
filed 2005-08-05
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                                       or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

      At July 31, 2005, there were 4,864,102 shares of Class A common stock, par value $0.01 per share, and 28,229,950 shares of Class B common stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1. Financial Statements

          Condensed Consolidated Statements of Operations and
          Comprehensive Income (Loss) for the Quarters Ended June 30,
          2005 and 2004 (Unaudited)                                           3

          Condensed Consolidated Statements of Operations and
          Comprehensive Loss for the Six Months Ended June 30,
          2005 and 2004 (Unaudited)                                           4

          Condensed Consolidated Balance Sheets at June 30,
          2005 (Unaudited) and December 31, 2004                              5

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2005 and 2004 (Unaudited)                 6

          Notes to Condensed Consolidated Financial Statements (Unaudited)    7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk           20

Item 4. Controls and Procedures                                              20

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                    20

Item 4. Submission of Matters to a Vote of Security Holders                  22

Item 6. Exhibits                                                             22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                   for the Quarters Ended June 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                               2005            2004
-----------------------------------------------------------------------------------
Net revenues                                              $  82,871       $  78,717
-----------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                            (62,055)        (61,444)
   Selling and administrative expenses                      (13,521)        (14,112)
-----------------------------------------------------------------------------------
      Total costs and expenses                              (75,576)        (75,556)
-----------------------------------------------------------------------------------
Gain on disposal                                                 14               2
-----------------------------------------------------------------------------------
Operating income                                              7,309           3,163
-----------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                            595             133
   Interest expense                                          (1,412)         (3,651)
   Amortization of deferred financing fees                     (133)           (357)
   Minority interest                                           (370)           (351)
   Debt extinguishment expenses                                  --          (5,908)
   Other, net                                                  (324)           (238)
-----------------------------------------------------------------------------------
      Total nonoperating expense                             (1,644)        (10,372)
-----------------------------------------------------------------------------------
Income (loss) before income taxes                             5,665          (7,209)
Income tax expense                                           (1,025)         (1,082)
-----------------------------------------------------------------------------------
Net income (loss)                                             4,640          (8,291)
-----------------------------------------------------------------------------------

Other comprehensive (loss) income
   Unrealized loss on marketable securities                     (46)            (25)
   Unrealized gain on derivatives                                46              65
   Foreign currency translation adjustments                     (84)            112
-----------------------------------------------------------------------------------
      Total other comprehensive (loss) income                   (84)            152
-----------------------------------------------------------------------------------
Comprehensive income (loss)                               $   4,556       $  (8,139)
===================================================================================

Net income (loss)                                         $   4,640       $  (8,291)
Dividend requirements of preferred stock                         --             (93)
-----------------------------------------------------------------------------------
Net income (loss) applicable to common shareholders       $   4,640       $  (8,384)
===================================================================================

Weighted average number of common shares outstanding
    Basic                                                    33,080          32,098
===================================================================================
    Diluted                                                  33,265          32,098
===================================================================================

Basic and diluted earnings (loss) per common share        $    0.14       $   (0.26)
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

                                                              2005             2004
-----------------------------------------------------------------------------------
Net revenues                                            $  166,322       $  159,587
-----------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                          (121,331)        (120,428)
   Selling and administrative expenses                     (26,788)         (28,546)
-----------------------------------------------------------------------------------
      Total costs and expenses                            (148,119)        (148,974)
-----------------------------------------------------------------------------------
Gain on disposal                                                14                2
-----------------------------------------------------------------------------------
Operating income                                            18,217           10,615
-----------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                           782              223
   Interest expense                                         (4,060)          (7,809)
   Amortization of deferred financing fees                    (366)            (732)
   Minority interest                                          (740)            (702)
   Debt extinguishment expenses                            (19,280)          (5,908)
   Other, net                                                 (800)            (697)
-----------------------------------------------------------------------------------
      Total nonoperating expense                           (24,464)         (15,625)
-----------------------------------------------------------------------------------
Loss before income taxes                                    (6,247)          (5,010)
Income tax expense                                          (2,232)          (1,393)
-----------------------------------------------------------------------------------
Net loss                                                    (8,479)          (6,403)
-----------------------------------------------------------------------------------

Other comprehensive income (loss)
   Unrealized (loss) gain on marketable securities             (71)             107
   Unrealized gain on derivatives                              257               37
   Foreign currency translation adjustments                    192             (308)
-----------------------------------------------------------------------------------
      Total other comprehensive income (loss)                  378             (164)
-----------------------------------------------------------------------------------
Comprehensive loss                                      $   (8,101)      $   (6,567)
===================================================================================

Net loss                                                $   (8,479)      $   (6,403)
Dividend requirements of preferred stock                        --             (428)
-----------------------------------------------------------------------------------
Net loss applicable to common shareholders              $   (8,479)      $   (6,831)
===================================================================================

Basic and diluted weighted average number
     of common shares outstanding                           33,216           29,788
===================================================================================

Basic and diluted loss per common share                 $    (0.26)      $    (0.23)
===================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                       (Unaudited)
                                                                          June 30,          Dec. 31,
                                                                              2005              2004
----------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $    31,461       $    26,668
Marketable securities and short-term investments                            39,388            24,052
Receivables, net of allowance for doubtful accounts of
   $3,595 and $3,897, respectively                                          39,064            45,084
Receivables from related parties                                             1,857             1,281
Inventories, net                                                            13,118            12,437
Deferred subscription acquisition costs                                     11,527            13,104
Other current assets                                                         9,773             8,596
----------------------------------------------------------------------------------------------------
   Total current assets                                                    146,188           131,222
----------------------------------------------------------------------------------------------------
Property and equipment, net                                                 12,010            11,491
Long-term receivables                                                        2,495             2,755
Programming costs, net                                                      53,390            55,997
Goodwill                                                                   111,893           111,893
Trademarks                                                                  57,706            57,296
Distribution agreements, net of accumulated amortization
   of $2,398 and $1,935, respectively                                       30,743            31,206
Other noncurrent assets                                                     18,600            18,721
----------------------------------------------------------------------------------------------------
Total assets                                                           $   433,025       $   420,581
====================================================================================================

Liabilities
Acquisition liabilities                                                $    11,156       $    10,184
Accounts payable                                                            21,900            21,796
Accrued salaries, wages and employee benefits                                8,159             8,286
Deferred revenues                                                           49,048            51,421
Accrued litigation settlement                                                1,000             1,000
Other liabilities and accrued expenses                                      15,056            18,040
----------------------------------------------------------------------------------------------------
   Total current liabilities                                               106,319           110,727
----------------------------------------------------------------------------------------------------
Financing obligations                                                      115,000            80,000
Acquisition liabilities                                                     13,084            19,085
Net deferred tax liabilities                                                16,253            15,023
Accrued litigation settlement                                                   --             1,000
Other noncurrent liabilities                                                12,873            13,779
----------------------------------------------------------------------------------------------------
   Total liabilities                                                       263,529           239,614
----------------------------------------------------------------------------------------------------
Minority interest                                                           13,257            12,517

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued               49                49
   Class B nonvoting - 75,000,000 shares authorized; 28,609,057
     and 28,521,493 issued, respectively                                       286               285
Capital in excess of par value                                             223,174           222,285
Accumulated deficit                                                        (61,428)          (52,949)
Treasury stock, at cost, 381,971 and 0 shares, respectively                 (5,000)               --
Accumulated other comprehensive loss                                          (842)           (1,220)
----------------------------------------------------------------------------------------------------
   Total shareholders' equity                                              156,239           168,450
----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $   433,025       $   420,581
====================================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the Six Months Ended June 30 (Unaudited)
                                 (In thousands)

                                                                       2005             2004
--------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                         $   (8,479)      $   (6,403)
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
   Depreciation of property and equipment                             1,542            1,624
   Amortization of intangible assets                                    868            1,264
   Amortization of investments in entertainment programming          18,968           21,504
   Amortization of deferred financing fees                              366              732
   Debt extinguishment expenses                                      19,280            5,908
   Deferred income taxes                                                498               40
   Net change in operating assets and liabilities                      (207)            (412)
   Investments in entertainment programming                         (15,984)         (23,121)
   Litigation settlement                                             (1,875)          (6,500)
   Other, net                                                           437              923
--------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                 15,414           (4,441)
--------------------------------------------------------------------------------------------
Cash flows from investing activities
Purchases of investments                                            (34,107)              --
Proceeds from sale of  investments                                   18,700               --
Additions to property and equipment                                  (2,164)          (1,450)
Proceeds from disposals                                                  --              150
Other, net                                                               --              201
--------------------------------------------------------------------------------------------
Net cash used for investing activities                              (17,571)          (1,099)
--------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                 115,000               --
Repayment of financing obligations                                  (80,000)         (35,000)
Proceeds from public equity offering                                     --           51,858
Payment of debt extinguishment expenses                             (15,197)          (3,850)
Payment of acquisition liabilities                                   (4,558)          (7,801)
Purchase of treasury stock                                           (5,000)              --
Payment of deferred financing fees                                   (4,040)              --
Payment of preferred stock dividends                                     --             (651)
Proceeds from stock plans                                               784              385
Other                                                                   (39)              --
--------------------------------------------------------------------------------------------
Net cash provided by financing activities                             6,950            4,941
--------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  4,793             (599)
Cash and cash equivalents at beginning of period                     26,668           31,332
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $   31,461       $   30,733
============================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(A)   BASIS OF PREPARATION

      The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring and other adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

(B)   RESTRUCTURING EXPENSES

      During the six-month period ended June 30, 2005, we made cash payments of $0.6 million related to our various restructuring plans. Approximately $9.6 million of the total restructuring charges was paid by June 30, 2005, with most of the remainder related to the consolidation of our facilities to be paid in the current year and some payments continuing through 2007.

      In 2004, we recorded a restructuring charge of $0.5 million relating to the realignment of our entertainment and online businesses. In addition, primarily due to excess office space, we recorded additional charges of $0.4 million related to the 2002 restructuring plan and reversed $0.2 million related to the 2001 restructuring plan as a result of changes in plan assumptions.

      Our 2002 restructuring initiative to reduce ongoing operating expenses resulted in a $5.7 million charge, of which $2.9 million related to the termination of employees and $2.8 million related to consolidation of our office space in Los Angeles and Chicago. Our 2001 restructuring plan resulted in a $4.6 million charge, of which $2.6 million related to the termination of employees and $2.0 million related to excess space in our Chicago and New York offices.

The following table displays the activity and balances of the restructuring reserve for the year ended December 31, 2004 and the six months ended June 30, 2005 (in thousands):

                                                     Consolidation
                                     Workforce   of Facilities and
                                     Reduction          Operations        Total
-------------------------------------------------------------------------------
Balance at December 31, 2003         $     630           $   2,563    $   3,193
Additional reserve recorded                466                  --          466
Adjustment to previous estimate              -                 278          278
Cash payments                             (917)             (1,014)      (1,931)
-------------------------------------------------------------------------------
Balance at December 31, 2004               179               1,827        2,006
Cash payments                             (179)               (380)        (559)
-------------------------------------------------------------------------------
Balance at June 30, 2005             $      --           $   1,447    $   1,447
===============================================================================

(C)   EARNINGS (LOSS) PER COMMON SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share, or EPS (in thousands, except per share amounts):

                                                                      (Unaudited)
                                                                    Quarters Ended
                                                                       June 30,
                                                               -----------------------
                                                                    2005          2004
--------------------------------------------------------------------------------------
Numerator:
For basic EPS - net income (loss)                              $   4,640    $   (8,384)
   Preferred stock dividends                                          --            93
--------------------------------------------------------------------------------------
For diluted EPS - net income (loss)                            $   4,640    $   (8,291)
=====================================================================================

Denominator:
For basic EPS - weighted-average shares                           33,080        32,098
  Effect of dilutive potential common shares:
    Employee stock options and other                                 185            --
--------------------------------------------------------------------------------------
      Dilutive potential common shares                               185            --
--------------------------------------------------------------------------------------
For diluted EPS - weighted-average shares                         33,265        32,098
======================================================================================

Basic and diluted earnings (loss) per common share             $    0.14    $    (0.26)
======================================================================================

      The reconciliations of basic and diluted EPS for the six-month periods ending June 30, 2005 and 2004 were excluded as both periods were in a net loss position, and therefore, potential common shares would have been antidilutive.

The following table represents the approximate number of shares related to options to purchase our Class B common stock, or Class B stock, that were outstanding which were not included in the computation of diluted EPS as the inclusion of these shares would have been antidilutive (in thousands):

                                           Quarters Ended            Six Months Ended
                                              June 30,                   June 30,
                                         ------------------        -------------------
                                          2005         2004         2005          2004
--------------------------------------------------------------------------------------
Stock options                            1,982        3,324        2,864         2,323
--------------------------------------------------------------------------------------
Total                                    1,982        3,324        2,864         2,323
======================================================================================

      In addition, in accordance with Emerging Issues Task Force Issue 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share", the shares used in the calculation of diluted EPS also exclude the potential shares of Class B stock contingently issuable under our 3.00% convertible senior secured notes because they are antidilutive. See Footnote (I), Debt Refinancing, for additional information.

      On April 26, 2004, we completed a public offering of 6,021,340 shares of our Class B stock at $12.69 per share, before underwriting discounts. Included in this offering were 4,385,392 shares sold by Playboy Enterprises, Inc., or Playboy, 1,485,948 shares sold by Hugh M. Hefner, our Founder and Editor-in-Chief, and 150,000 shares sold by Christie Hefner, our Chairman and Chief Executive Officer. Playboy's shares included 3,600,000 initial shares, and an additional 785,392 shares due to the underwriters' exercise of their over-allotment option. The shares sold by Mr. Hefner consisted of all the shares of Class B stock he received upon conversion, at the time of the offering, of all of the outstanding shares of Playboy Preferred Stock. Mr. Hefner and Ms. Hefner paid for expenses related to this transaction proportionate to the number of shares each sold to the total number of shares sold in the offering.

(D)   INVENTORIES, NET

Inventories, net of reserves, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                       (Unaudited)
                                                          June 30,      Dec. 31,
                                                              2005          2004
--------------------------------------------------------------------------------
Paper                                                     $  3,849     $   2,573
Editorial and other prepublication costs                     6,835         7,814
Merchandise finished goods                                   2,434         2,050
--------------------------------------------------------------------------------
Total inventories, net                                    $ 13,118     $  12,437
================================================================================

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

(F)   CONTINGENCIES

      In the fourth quarter of 2003, we recorded $8.5 million related to the settlement of the Logix litigation, which related to events prior to our 1999 acquisition of Spice Entertainment Companies, Inc., or Spice. We made a payment of $6.5 million in February 2004 and a payment of $1.0 million in January 2005 and will make the remaining payment of $1.0 million in 2006.

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

(G)   STOCK-BASED COMPENSATION

      We account for stock options as prescribed by Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and disclose pro forma information as provided by Statement 123, as amended by Statement 148, Accounting for Stock Based Compensation. In December 2004, the Financial
Accounting Standards Board (the "FASB") issued Statement 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which supersedes APB No. 25, and amends Statement No. 95, Statement of Cash Flows. The implementation of Statement 123(R) has since been delayed and will be effective for the first fiscal year beginning after December 15, 2005. We are required to adopt Statement 123(R) on January 1, 2006 and will utilize the modified prospective method. We are currently conducting an analysis of the impact on our financial statements.

      Pro forma net income (loss) and net income (loss) per common share, presented below (in thousands, except per share amounts), were determined as if we had accounted for our stock options under the fair value method of Statement
123. The fair value of these options was estimated at the date of grant using an option pricing model. Such models require the input of highly subjective assumptions, including the expected volatility of the stock price. For pro forma disclosures, the options' estimated fair value was amortized over their vesting period. No stock-based employee compensation expense is recognized because all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the grant date. If we accounted for our employee stock options under Statement 123, compensation expense related to stock options would have been $0.7 million and $1.4 million for each of the quarters and six months ended June 30, 2005 and 2004, respectively.

                                                     (Unaudited)                     (Unaudited)
                                                   Quarters Ended                 Six Months Ended
                                                      June 30,                        June 30,
                                             -------------------------       -------------------------
                                                  2005            2004            2005            2004
------------------------------------------------------------------------------------------------------
Net income (loss)
   As reported                               $   4,640       $  (8,291)      $  (8,479)      $  (6,403)
   Pro forma                                     3,922          (8,944)         (9,901)         (7,805)

Basic EPS
   As reported                               $    0.14       $   (0.26)      $   (0.26)      $   (0.23)
   Pro forma                                      0.12           (0.28)          (0.30)          (0.28)

Diluted EPS
   As reported                               $    0.14       $   (0.26)      $   (0.26)      $   (0.23)
   Pro forma                                      0.12           (0.28)          (0.30)          (0.28)
------------------------------------------------------------------------------------------------------

      Our restricted stock unit expense was $0.4 million and $0.1 million for the quarters ended June 30, 2005 and June 30, 2004, respectively, and $0.7 million and $0.3 million of compensation expense for the six months ended June 30, 2005 and 2004, respectively, as it was probable that the performance criteria would be met.

(H)   SEGMENT INFORMATION

The following table represents financial information by reportable segment (in thousands):

                                                     (Unaudited)                     (Unaudited)
                                                   Quarters Ended                 Six Months Ended
                                                      June 30,                        June 30,
                                             -------------------------       -------------------------
                                                  2005            2004            2005            2004
------------------------------------------------------------------------------------------------------
Net revenues
Entertainment                                $  48,882       $  43,420       $  99,358       $  89,864
Publishing                                      25,530          29,093          52,534          58,770
Licensing                                        8,459           6,204          14,430          10,953
------------------------------------------------------------------------------------------------------
Total                                        $  82,871       $  78,717       $ 166,322       $ 159,587
======================================================================================================
Income (loss) before income taxes
Entertainment                                $   9,914       $   3,101       $  21,810       $  10,654
Publishing                                      (2,356)          2,065          (2,740)          3,964
Licensing                                        3,881           2,379           7,483           4,950
Corporate Administration and Promotion          (4,144)         (4,384)         (8,350)         (8,955)
Gain on disposal                                    14               2              14               2
Investment income                                  595             133             782             223
Interest expense                                (1,412)         (3,651)         (4,060)         (7,809)
Amortization of deferred financing fees           (133)           (357)           (366)           (732)
Minority interest                                 (370)           (351)           (740)           (702)
Debt extinguishment expenses                        --          (5,908)        (19,280)         (5,908)
Other, net                                        (324)           (238)           (800)           (697)
------------------------------------------------------------------------------------------------------
Total                                        $   5,665       $  (7,209)      $  (6,247)      $  (5,010)
======================================================================================================

Prior period segment information has been restated as a result of the realignment of our Entertainment and Online businesses, into a combined Entertainment segment, as announced during the fourth quarter of 2004.

                                                       (Unaudited)
                                                          June 30,      Dec. 31,
                                                              2005          2004
--------------------------------------------------------------------------------
Identifiable assets
Entertainment                                            $ 262,119    $  266,736
Publishing                                                  38,549        45,724
Licensing                                                    8,042         5,344
Corporate Administration and Promotion (1)                 124,315       102,777
--------------------------------------------------------------------------------
Total (1)                                                $ 433,025    $  420,581
================================================================================

(1) The increase in identifiable assets since December 31, 2004 was primarily due to our debt refinancing in March 2005. See Footnote (I), Debt Refinancing.

(I)   DEBT REFINANCING

      On March 15, 2005, we issued and sold in a private placement $100.0 million aggregate principal amount of our 3.00% convertible senior subordinated notes due 2025, or the convertible notes. On March 28, 2005, we issued and sold in a private placement an additional $15.0 million aggregate principal amount of the convertible notes due to the initial purchasers' exercise of the over-allotment option. The net proceeds of approximately $110.3 million from the issuance and sale of the convertible notes, after deducting the initial purchasers' discount and estimated offering expenses payable by us, were used, together with available cash, (i) to complete a tender offer and consent solicitation for, and to purchase and retire, all $80.0 million outstanding principal amount of the 11.00% senior secured notes of our subsidiary PEI
Holdings, Inc., or Holdings, for a total of approximately $95.2 million, including the bond tender premium and consent fee of $14.9 million and other expenses of $0.3 million, (ii) to purchase 381,971 shares of our Class B stock for an aggregate purchase price of $5.0 million concurrently with the sale of the convertible notes and (iii) for working capital and general corporate purposes.

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

      The convertible notes are unsecured senior subordinated obligations of the issuer, Playboy, and rank junior to all of the issuer's senior debt, including its guarantee of Holdings' borrowings under our credit facility; equally with all of the issuer's future senior subordinated debt; and senior to all of the issuer's future subordinated debt. In addition, the assets of the issuer's subsidiaries are subject to the prior claims of all creditors, including trade creditors, of those subsidiaries.

      On July 5, 2005, the Securities and Exchange Commission declared effective our registration statement on Form S-3 relating to the resales of the convertible notes and the underlying shares of our class B common stock issuable upon conversion of the convertible notes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table represents our results of operations (in millions, except per share amounts):

                                                                          Quarters Ended                Six Months Ended
                                                                             June 30,                        June 30,
                                                                    -------------------------       -------------------------
                                                                         2005         2004(1)            2005         2004(1)
-----------------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                                             $    24.9       $    22.5       $    50.1       $    46.9
   International                                                         11.9            10.4            25.3            20.9
   Online subscriptions                                                   5.7             4.9            11.5            10.1
   E-commerce                                                             5.1             3.8            10.3             8.6
   Other                                                                  1.3             1.8             2.2             3.4
-----------------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                   48.9            43.4            99.4            89.9
-----------------------------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                      22.1            24.8            45.0            50.2
   Other domestic publishing                                              1.9             2.8             4.2             5.5
   International publishing                                               1.5             1.5             3.3             3.1
-----------------------------------------------------------------------------------------------------------------------------
   Total Publishing                                                      25.5            29.1            52.5            58.8
-----------------------------------------------------------------------------------------------------------------------------
Licensing
   International licensing                                                4.7             2.6             9.1             5.8
   Domestic licensing                                                     0.8             0.7             1.6             1.5
   Entertainment licensing                                                0.4             0.5             1.0             1.0
   Marketing events                                                       2.4             2.3             2.6             2.5
   Other                                                                  0.1             0.1             0.1             0.1
-----------------------------------------------------------------------------------------------------------------------------
   Total Licensing                                                        8.4             6.2            14.4            10.9
-----------------------------------------------------------------------------------------------------------------------------
Total net revenues                                                  $    82.8       $    78.7       $   166.3       $   159.6
=============================================================================================================================
Net income (loss)
Entertainment
   Before programming amortization and online content expenses      $    20.1       $    14.9       $    41.8       $    33.4
   Programming amortization and online content expenses                 (10.2)          (11.9)          (20.0)          (22.8)
-----------------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                    9.9             3.0            21.8            10.6
-----------------------------------------------------------------------------------------------------------------------------
Publishing                                                               (2.3)            2.1            (2.7)            4.0
-----------------------------------------------------------------------------------------------------------------------------
Licensing                                                                 3.9             2.4             7.5             5.0
-----------------------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                   (4.2)           (4.4)           (8.4)           (9.0)
-----------------------------------------------------------------------------------------------------------------------------
Operating income                                                          7.3             3.1            18.2            10.6
-----------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                      0.6             0.1             0.8             0.2
   Interest expense                                                      (1.5)           (3.6)           (4.1)           (7.8)
   Amortization of deferred financing fees                               (0.2)           (0.3)           (0.4)           (0.7)
   Minority interest                                                     (0.3)           (0.3)           (0.7)           (0.7)
   Debt extinguishment expenses                                            --            (5.9)          (19.3)           (5.9)
   Other, net                                                            (0.2)           (0.3)           (0.7)           (0.7)
-----------------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                               (1.6)          (10.3)          (24.4)          (15.6)
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                         5.7            (7.2)           (6.2)           (5.0)
Income tax expense                                                       (1.1)           (1.1)           (2.3)           (1.4)
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $     4.6       $    (8.3)      $    (8.5)      $    (6.4)
=============================================================================================================================
Basic and Diluted EPS                                               $    0.14       $   (0.26)      $   (0.26)      $   (0.23)
-----------------------------------------------------------------------------------------------------------------------------

(1) Prior period segment information has been restated as a result of the realignment of our Entertainment and Online businesses, into a combined Entertainment segment, as announced during the fourth quarter of 2004.

      Our revenues increased $4.1 million, or 5%, and $6.7 million, or 4%, for the quarter and six-month period, respectively, and our operating income increased $4.2 million, or 131%, and $7.6 million, or 72%, for the quarter and six-month period, respectively, primarily due to strong results from our Entertainment and Licensing Groups, partially offset by expected lower results from our Publishing Group.

      Net income of $4.6 million for the quarter represented a $12.9 million increase over the prior year quarter due to the above-mentioned improvement in operating results combined with a decrease in interest expense related to our debt refinancing completed during the first quarter of 2005 and debt extinguishment expenses recorded in the prior year quarter. Net loss for the current six-month period of $8.5 million includes $19.3 million of debt extinguishment expenses compared to $5.9 million in the prior year period.

      Several of our businesses can experience variations in quarterly performance. As a result, our performance in any quarter is not necessarily reflective of full-year or longer-term trends. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate additional public interest. Advertising revenues also vary from quarter to quarter depending on economic conditions, holiday issues and changes in advertising buying patterns. Online subscription revenues and operating results are impacted by decreased Internet traffic during the summer months, and e-commerce revenues and operating results are typically strongest in the fourth quarter due to the holiday buying season.

ENTERTAINMENT GROUP

      The following discussion focuses on the profit contribution of each of our Entertainment Group businesses before programming amortization and online content expenses.

      Revenues from our domestic TV networks business increased $2.4 million, or 11%, and $3.2 million, or 7%, for the quarter and six-month period, respectively. Direct-to-home, or DTH, revenues increased $1.1 million and $1.9 million for the quarter and six-month period, respectively, due to subscriber growth and an increase in average pay-per-view, or PPV, buys. Video-on-demand, or VOD, revenues increased $0.9 million, or 113%, and $1.6 million, or 95%, for the quarter and six-month period, respectively, due to the continued roll out of VOD service in additional cable systems as well as a growing number of consumer buys in existing cable systems. The discontinuation of a service agreement with a distributor of our high-definition service, which resulted in the accelerated recognition of the remaining $1.4 million of deferred revenue associated with the agreement, also favorably impacted the quarter and six-month period. These revenue increases were partially offset by a $0.6 million and $1.8 million decrease in cable revenues for the quarter and six-month period, respectively, primarily due to a decrease in cable PPV buys for both periods as certain cable companies migrate consumers from linear channels to VOD. Profit contribution from domestic TV networks increased $3.1 million, or 22%, and $4.6 million, or 15%, for the quarter and six-month period, respectively, primarily due to the revenue activity described above combined with a decrease in cable marketing and overhead expenses.

      International revenues increased $1.5 million, or 14%, and $4.4 million, or 21%, for the quarter and six-month period, respectively. DTH revenues from our networks in the U.K., several of which launched in the prior year quarter, contributed favorably to revenues in both periods. Additionally, increased revenues from new networks launched in Australia and Germany during the second half of 2004 and increased royalties from wireless agreements, principally in Europe, contributed favorably to revenues in both periods. Profit contribution from our international businesses increased $1.0 million, or 30%, and $2.6 million, or 34%, for the quarter and six-month period, respectively, due to the higher international revenues mentioned above, partially offset by higher costs related to the new channels in the U.K.

      Online subscription revenues increased $0.8 million, or 15%, and $1.4 million, or 14%, for the quarter and six-month period, respectively, due to growth in the number of subscribers for our online clubs. Profit contribution for the online subscription business increased $0.4 million, or 13%, for the quarter and $1.1 million, or 16%, for the six-month period, due to the revenue increase described above, partially offset by higher technology costs.

      E-commerce revenues increased $1.3 million, or 35%, and $1.7 million, or 20%, for the quarter and six-month period, respectively. A $1.2 million payment due to the termination of a marketing alliance is reflected in the current quarter's revenues. Excluding this termination fee, e-commerce revenues were flat for the quarter and increased $0.5 million for the six-month period as the prior year periods experienced higher traffic to the online catalog in response to our 50th Anniversary. Profit contribution from e-commerce increased $0.2 million for the quarter and decreased $0.3 million for the six-month period as the favorable termination fee was offset by higher anticipated paper costs combined with increased circulation costs and marketing expenses associated with the production of a test catalog.

      Profit contribution from other businesses was flat for the quarter and decreased $0.3 million for the six-month period primarily due to the expected decline in worldwide DVD sales.

      The group's administrative expenses decreased for both the quarter and six-month period due in part to lower legal costs and a contractually obligated severance charge recorded in the prior year quarter.

      Segment income for the group increased $6.9 million, or 220%, and $11.2 million, or 105%, for the quarter and six-month period, respectively, primarily due to the previously mentioned higher revenues and lower administrative expenses. Segment income was also favorably impacted by lower programming amortization and online content expenses of $1.7 million, or 14%, for the quarter and $2.8 million, or 12%, for the six-month period. This is due to both the mix of programming and the number of program premieres. We continue to expect that our cash programming investments will be approximately $38.0 million for the year, down nearly 10% from last year, and cash investments in online content will be approximately $2.0 million. We expect programming amortization to decline to about $38.0 million for the year, down from $41.7 million in 2004, and online content amortization to be approximately $2.0 million, down from $2.3 million in 2004.

PUBLISHING GROUP

      Playboy magazine revenues decreased $2.7 million, or 11%, and $5.2 million, or 10%, for the quarter and six-month period, respectively. Newsstand revenues declined $0.6 million for the quarter and $1.5 million for the six-month period primarily due to fewer copies sold. Additionally, the current year six-month period included an unfavorable adjustment of $0.3 million related to prior year issues compared to a $0.3 million favorable adjustment in the prior year period. Subscription revenues decreased $0.2 million and $1.1 million for the quarter and six-month period, respectively, primarily due to lower average net revenue per copy in the current year periods, higher favorable adjustments recorded in the prior year periods to recognize revenues for paid subscriptions that will not be served and lower list rental revenues in the current year periods, partially offset by an increase in the number of subscription copies in the current year periods. Advertising revenues decreased $1.9 million and $2.6 million for the quarter and six-month period, respectively, due to fewer advertising pages, as a result of a shift in advertising media, and lower average net revenue per page, due to the mix in advertisements. Advertising sales for the 2005 third quarter magazine issues are closed, and we expect to report approximately 20% lower advertising revenues and 29% fewer advertising pages compared to the 2004 third quarter.

      Revenues from our other domestic publishing businesses decreased $0.9 million, or 32%, and $1.3 million, or 23%, for the quarter and six-month period, respectively, primarily due to fewer special editions copies sold on the newsstand in the current year periods combined with higher unfavorable adjustments to prior period issues in the current periods. An expected decrease in royalties from books published in prior periods also contributed to the revenue decrease.

      International publishing revenues were flat for the quarter and increased $0.2 million, or 8%, for the six-month period primarily due to higher royalties from the German edition.

      The group's segment income decreased $4.4 million and $6.7 million for the quarter and six-month period, respectively, as a result of the lower revenues discussed above combined with higher subscription acquisition expense of $0.5 million for the quarter and $1.0 million for the six-month period and higher paper costs of $0.4 million for the quarter and $0.8 million for the six-month period, partially offset by a $0.9 million decrease in editorial expenses for the six-month period.

LICENSING GROUP

      Licensing Group revenues increased $2.2 million, or 36%, and $3.5 million, or 32%, for the quarter and the six-month period, respectively, primarily due to higher royalties from existing licensees and new licensee agreements in Europe and Asia. The group's segment income increased $1.5 million, or 63%, and $2.5 million, or 51%, for the quarter and six-month period, respectively, due to the revenue increase, partially offset by higher revenue-related expenses, including agency fees.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses decreased $0.2 million, or 5%, for the quarter and $0.6 million, or 7%, for the six-month period related to lower variable compensation expense, the reclassification of a senior position from Corporate to a division and lower marketing expenses, partially offset by an increase in internal audit expenses.

NONOPERATING INCOME (EXPENSES)

      The six-month period included debt extinguishment expenses of $19.3 million related to our redemption of all $80.0 million of the 11.00% senior secured notes due 2010, or the senior secured notes, issued by our subsidiary, PEI Holdings, Inc., or Holdings. These expenses were comprised of $14.9 million of bond redemption premium combined with $0.3 million of related expenses and $4.1 million for the non-cash write-off of the related deferred financing costs. The senior secured notes were repurchased using the proceeds of the issuance of $115.0 million of 3.00% convertible senior subordinated notes due 2025, or the convertible notes. The prior quarter and six-month period included $5.9 million of debt extinguishment expenses related to our redemption of $35.0 million aggregate principal amount of the senior secured notes. A reduction of interest expenses of $2.1 million and $3.7 million for the quarter and six-month period, respectively, related to the lower interest rate on the new 3.00% convertible notes, partially offset the redemption expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2005, we had $31.5 million in cash and cash equivalents compared to $26.7 million in cash and cash equivalents at December 31, 2004. At June 30, 2005, we had $34.8 million of auction rate securities, or ARS, included in short-term investments compared to $20.0 million at December 31, 2004. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, typically every 28 days, there is a new auction process. Total financing obligations were $115.0 million and $80.0 million at June 30, 2005 and December 31, 2004, respectively.

      At June 30, 2005, our liquidity requirements were being provided by cash generated from our operating activities, our existing cash and cash equivalents and short-term investments. At June 30, 2005, we had a $50.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both. At June 30, 2005, there were no borrowings and $10.8 million in letters of credit outstanding under this facility, permitting $39.2 million of available borrowings under this facility. See "Credit Facility" for additional information.

DEBT FINANCINGS

      On March 15, 2005, we issued and sold in a private placement $100.0 million aggregate principal amount of our 3.00% convertible senior subordinated notes due 2025. On March 28, 2005, we issued and sold in a private placement an additional $15.0 million aggregate principal amount of the convertible notes due to the initial purchasers' exercise of the over-allotment option. The net proceeds of approximately $110.3 million from the issuance and sale of the convertible notes, after deducting the initial purchasers' discount and estimated offering expenses payable by us, were used, together with available cash, (i) to complete a tender offer and consent solicitation for, and to purchase and retire, all $80.0 million outstanding principal amount of the 11.00% senior secured notes, for a total of approximately $95.2 million, including the bond tender premium and consent fee of $14.9 million and other expenses of $0.3 million, (ii) to purchase 381,971 shares of our Class B common stock, or Class B stock, for an aggregate purchase price of $5.0 million concurrently with the sale of the convertible notes and (iii) for working capital and general corporate purposes. Also, on March 15, 2005, concurrently with the convertible note offering, Hugh M. Hefner, our Founder and Editor-In-Chief, purchased 381,971 shares of our Class B stock for an aggregate purchase price of $5.0 million.

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

      The convertible notes are unsecured senior subordinated obligations of the issuer, Playboy Enterprises, Inc., or Playboy, and rank junior to all of the issuer's senior debt, including its guarantee of Holdings' borrowings under our credit facility; equally with all of the issuer's future senior subordinated debt; and senior to all of the issuer's future subordinated debt. In addition, the assets of the issuer's subsidiaries are subject to the prior claims of all creditors, including trade creditors, of those subsidiaries.

      On July 5, 2005, the Securities and Exchange Commission declared effective our registration statement on Form S-3 relating to resales of the convertible notes and the underlying shares of our class B common stock issuable upon conversion of the convertible notes.

CREDIT FACILITY

      Effective April 1, 2005, Holdings and its lenders amended and restated the credit agreement governing our credit facility, primarily to increase the size of our credit facility from $30.0 million to $50.0 million. The credit facility provides for revolving borrowings by Holdings of up to $50.0 million and the issuance of up to $30.0 million in letters of credit, subject to a maximum of $50.0 million in combined borrowings and letters of credit outstanding at any time. Borrowings under the credit facility bear interest at a variable rate, equal to a specified Eurodollar, LIBOR or base rate plus a specified borrowing margin based on our Transactions Adjusted EBITDA, as defined in the credit agreement. We pay fees on the outstanding amount of letters of credit under the credit facility based on the borrowing margin that applies to borrowings that bear interest at a rate based on LIBOR. All amounts outstanding under the credit facility will mature on April 1, 2008. Holdings' obligations as borrower under the credit facility are guaranteed by Playboy and each of our other U.S. subsidiaries, except for Playboy.com and its subsidiaries. The obligations of the borrower and each of the guarantors under the credit facility are secured by a first-priority lien on substantially all of the borrower's and the guarantors' assets.

CALIFA ACQUISITION

      The Califa acquisition agreement gives us the option of paying $17.5 million of the remaining $23.8 million purchase price consideration obligation, as of June 30, 2005, in cash or in shares of Class B stock. We have notified the sellers that the $7.0 million of base consideration due in 2005 will be paid in cash. Under the terms of the agreement, the base consideration is due in two installments of $3.5 million, one of which was paid on May 2, 2005 and the other of which will be paid on November 1, 2005.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $15.4 million for the six-month period, which represents an increase of $19.9 million from the prior year period. This increase is primarily due to better overall operating results combined with a decrease in investments in entertainment programming of $7.1 million and a decrease in legal settlement payments of approximately $4.6 million compared to the prior period.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities increased $16.5 million due to investments made in auction rate securities during the six-month period. There was no such investment activity in the prior year period.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities was $7.0 million for the six-month period primarily due to the proceeds from our sale of $115.0 million aggregate principal amount of convertible notes partially offset by the payment of $94.9 million in connection with the purchase and retirement of all $80.0 million outstanding principal amount of Holdings' 11.00% senior secured notes and the payment of $0.3 million in associated debt extinguishment expenses and $4.0 million of related financing fees. Proceeds from the convertible note offering were also used to purchase 381,971 shares of our Class B stock for an aggregate purchase price of $5.0 million. See Footnote (I), Debt Refinancing, for additional information.

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

(14) The impact of industry consolidation, any decline in our access to, and acceptance by, DTH and/or cable systems and the possible resulting deterioration in the terms, cancellation of fee arrangements or pressure on splits with operators of these systems;

(15)  Risks that we may not realize the expected increased sales and profits and
      other  benefits  from   acquisitions,   joint  ventures  and/or  licensing
      arrangements;

(16) Any charges or costs we incur in connection with restructuring measures we may take in the future;

(17) Risks associated with the financial condition of Claxson Interactive Group, Inc., our Playboy TV-Latin America, LLC joint venture partner;

(18)  Increases in paper, postage or printing costs;

(19)  Effects  of  the  national   consolidation  of  the  single-copy  magazine
      distribution system; and

(20) Risks associated with the viability of our primarily subscription- and e-commerce-based Internet model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At June 30, 2005, we did not have any floating interest rate exposure. All of our outstanding debt as of that date consisted of the convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes will be influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. As of June 30, 2005, the convertible senior subordinated notes had an implied fair value of $112.6 million.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of shareholders was held on May 11, 2005. At the meeting, the following director nominees were elected by the holders of our Class A common stock, who were the only holders entitled to vote on the matter:

                                                             Votes         Votes
Nominee                                                        For      Withheld
--------------------------------------------------------------------------------
Dennis S. Bookshester                                    4,690,283         8,766
David I. Chemerow                                        4,667,433        31,616
Donald G. Drapkin                                        4,690,183         8,866
Christie A. Hefner                                       4,364,194       334,855
Jerome H. Kern                                           4,690,183         8,866
Russell I. Pillar                                        4,690,158         8,891
Sol Rosenthal                                            4,364,159       334,890
Richard S. Rosenzweig                                    4,364,166       334,883
--------------------------------------------------------------------------------

Also at the meeting, the holders of our Class A common stock approved the ratification of Ernst & Young LLP as independent auditors, with voting as set forth below:

                                  Class A Common Stock
                  ------------------------------------------------------
                       Votes        Votes         Votes
                        For        Against      Withheld      Non-Vote
                  ------------------------------------------------------
                    4,691,315       5,993         1,741           N/A
                  ------------------------------------------------------

ITEM 6. EXHIBITS

Exhibit Number                        Description
--------------                        -----------

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

                                              PLAYBOY ENTERPRISES, INC.
                                              --------------------------------
                                                       (Registrant)


Date: August 5, 2005                          By  /s/ Linda Havard
      --------------                              ----------------------------
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