Form 10-Q
period 2005-09-30
PLAYBOY ENTERPRISES INC
filed 2005-11-08
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
                                       or
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

      At October 31, 2005, there were 4,864,102 shares of Class A common stock, par value $0.01 per share, and 28,253,294 shares of Class B common stock, par value $0.01 per share, outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

                                                                             Page
                                                                             ----
Item 1. Financial Statements

             Condensed Consolidated Statements of Operations and
             Comprehensive Income for the Quarters Ended September 30,
             2005 and 2004 (Unaudited)                                          3

             Condensed Consolidated Statements of Operations and
             Comprehensive Loss for the Nine Months Ended September 30,
             2005 and 2004 (Unaudited)                                          4

             Condensed Consolidated Balance Sheets at September 30,
             2005 (Unaudited) and December 31, 2004                             5

             Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2005 and 2004 (Unaudited)          6

             Notes to Condensed Consolidated Financial Statements (Unaudited)   7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    12

Item 3. Quantitative and Qualitative Disclosures About Market Risk             19

Item 4. Controls and Procedures                                                19

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings                                                      19

Item 6. Exhibits                                                               21

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

                                                               2005        2004
-------------------------------------------------------------------------------
Net revenues                                               $ 80,884    $ 80,258
-------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                            (62,180)    (59,314)
   Selling and administrative expenses                      (13,355)    (14,239)
-------------------------------------------------------------------------------
      Total costs and expenses                              (75,535)    (73,553)
-------------------------------------------------------------------------------
Operating income                                              5,349       6,705
-------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                            661         114
   Interest expense                                          (1,425)     (2,928)
   Amortization of deferred financing fees                     (135)       (275)
   Minority interest                                           (384)       (364)
   Other, net                                                  (294)        (96)
-------------------------------------------------------------------------------
      Total nonoperating expense                             (1,577)     (3,549)
-------------------------------------------------------------------------------
Income before income taxes                                    3,772       3,156
Income tax expense                                             (594)     (1,229)
-------------------------------------------------------------------------------
Net income                                                    3,178       1,927
===============================================================================

Other comprehensive income (loss)
   Unrealized gain on marketable securities                     107          --
   Unrealized loss on derivatives                               (55)         (3)
   Foreign currency translation adjustments                     (91)         99
-------------------------------------------------------------------------------
      Total other comprehensive income (loss)                   (39)         96
-------------------------------------------------------------------------------
Comprehensive income                                       $  3,139    $  2,023
===============================================================================

Weighted average number of common shares outstanding
   Basic                                                     33,102      33,371
===============================================================================
   Diluted                                                   33,366      33,384
===============================================================================

Basic and diluted earnings per common share                $   0.10    $   0.06
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

                                                            2005           2004
-------------------------------------------------------------------------------
Net revenues                                           $ 247,206      $ 239,845
-------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                        (183,511)      (179,742)
   Selling and administrative expenses                   (40,143)       (42,785)
-------------------------------------------------------------------------------
      Total costs and expenses                          (223,654)      (222,527)
-------------------------------------------------------------------------------
Gains on disposal                                             14              2
-------------------------------------------------------------------------------
Operating income                                          23,566         17,320
-------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                       1,443            337
   Interest expense                                       (5,485)       (10,737)
   Amortization of deferred financing fees                  (501)        (1,007)
   Minority interest                                      (1,124)        (1,066)
   Debt extinguishment expenses                          (19,280)        (5,908)
   Other, net                                             (1,094)          (793)
-------------------------------------------------------------------------------
      Total nonoperating expense                         (26,041)       (19,174)
-------------------------------------------------------------------------------
Loss before income taxes                                  (2,475)        (1,854)
Income tax expense                                        (2,826)        (2,622)
-------------------------------------------------------------------------------
Net loss                                                  (5,301)        (4,476)
-------------------------------------------------------------------------------

Other comprehensive income (loss)
   Unrealized gain on marketable securities                   36            107
   Unrealized gain on derivatives                            202             34
   Foreign currency translation adjustments                  101           (209)
-------------------------------------------------------------------------------
      Total other comprehensive income (loss)                339            (68)
-------------------------------------------------------------------------------
Comprehensive loss                                     $  (4,962)     $  (4,544)
===============================================================================

Net loss                                               $  (5,301)     $  (4,476)
Dividend requirements of preferred stock                      --           (428)
-------------------------------------------------------------------------------
Net loss applicable to common shareholders             $  (5,301)     $  (4,904)
===============================================================================

Basic and diluted weighted average number
   of common shares outstanding                           33,178         30,978
===============================================================================

Basic and diluted loss per common share                $   (0.16)     $   (0.16)
===============================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     (Unaudited)     (Unaudited)
                                                                       Sept. 30,        Dec. 31,
                                                                            2005            2004
------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $  27,504       $  26,668
Marketable securities and short-term investments                          36,882          24,052
Receivables, net of allowance for doubtful accounts of
   $4,029 and $3,897, respectively                                        39,582          45,084
Receivables from related parties                                           1,280           1,281
Inventories, net                                                          15,021          12,437
Deferred subscription acquisition costs                                   11,021          13,104
Other current assets                                                       8,812           8,596
------------------------------------------------------------------------------------------------
   Total current assets                                                  140,102         131,222
------------------------------------------------------------------------------------------------
Property and equipment, net                                               13,087          11,491
Long-term receivables                                                      2,562           2,755
Programming costs, net                                                    52,482          55,997
Goodwill                                                                 121,897         111,893
Trademarks                                                                60,007          57,296
Distribution agreements, net of accumulated amortization
   of $2,589 and $1,935, respectively                                     30,552          31,206
Other noncurrent assets                                                   18,271          18,721
------------------------------------------------------------------------------------------------
Total assets                                                           $ 438,960       $ 420,581
================================================================================================

Liabilities
Acquisition liabilities                                                $  11,998       $  10,184
Accounts payable                                                          22,437          21,796
Accrued salaries, wages and employee benefits                              8,622           8,286
Deferred revenues                                                         47,088          51,421
Accrued litigation settlement                                              1,000           1,000
Other liabilities and accrued expenses                                    14,947          18,040
------------------------------------------------------------------------------------------------
   Total current liabilities                                             106,092         110,727
------------------------------------------------------------------------------------------------
Financing obligations                                                    115,000          80,000
Acquisition liabilities                                                   14,793          19,085
Net deferred tax liabilities                                              16,868          15,023
Accrued litigation settlement                                                 --           1,000
Other noncurrent liabilities                                              12,974          13,779
------------------------------------------------------------------------------------------------
   Total liabilities                                                     265,727         239,614
------------------------------------------------------------------------------------------------
Minority interest                                                         13,641          12,517

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued             49              49
   Class B nonvoting - 75,000,000 shares authorized; 28,630,435
     and 28,521,493 issued, respectively                                     286             285
Capital in excess of par value                                           223,388         222,285
Accumulated deficit                                                      (58,250)        (52,949)
Treasury stock, at cost, 381,971 and 0 shares, respectively               (5,000)             --
Accumulated other comprehensive loss                                        (881)         (1,220)
------------------------------------------------------------------------------------------------
   Total shareholders' equity                                            159,592         168,450
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $ 438,960       $ 420,581
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

                                                                      2005           2004
-----------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                         $  (5,301)      $ (4,476)
Adjustments to reconcile net loss to net cash provided by
  (used for) operating activities:
   Depreciation of property and equipment                            2,340          2,390
   Amortization of intangible assets                                 1,260          1,711
   Amortization of investments in entertainment programming         28,131         31,984
   Amortization of deferred financing fees                             501          1,007
   Debt extinguishment expenses                                     19,280          5,908
   Deferred income taxes                                             1,203            534
   Net change in operating assets and liabilities                     (341)          (435)
   Investments in entertainment programming                        (24,276)       (34,211)
   Litigation settlement                                            (1,875)        (6,500)
   Other, net                                                          205            710
-----------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                21,127         (1,378)
-----------------------------------------------------------------------------------------
Cash flows from investing activities
Payment for acquisition                                             (8,283)            --
Purchases of investments                                           (41,494)       (10,000)
Proceeds from sale of investments                                   28,700             --
Additions to property and equipment                                 (4,010)        (2,308)
Proceeds from disposals                                                 --            150
Other, net                                                              --            201
-----------------------------------------------------------------------------------------
Net cash used for investing activities                             (25,087)       (11,957)
-----------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                115,000             --
Repayment of financing obligations                                 (80,000)       (35,000)
Proceeds from public equity offering                                    --         51,844
Payment of debt extinguishment expenses                            (15,197)        (3,850)
Payment of acquisition liabilities                                  (5,871)        (8,691)
Purchase of treasury stock                                          (5,000)            --
Payment of deferred financing fees                                  (5,057)            --
Payment of preferred stock dividends                                    --           (651)
Proceeds from stock plans                                              959            407
Other                                                                  (38)           (19)
-----------------------------------------------------------------------------------------
Net cash provided by financing activities                            4,796          4,040
-----------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   836         (9,295)
Cash and cash equivalents at beginning of period                    26,668         31,332
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $  27,504       $ 22,037
=========================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(A)   BASIS OF PREPARATION

      The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring and other adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation. At the end of the third quarter, we acquired an online distribution business to complement our current online business for consideration of $12.0 million, of which $8.0 million was paid at closing, with an additional $2.0 million payable on each of the first and second anniversaries of the closing. Pursuant to the asset purchase agreement, we are obligated to pay future contingent earnout payments, payable over a five-year period, based primarily on the financial performance of the acquired lines of business.

(B)   RESTRUCTURING EXPENSES

      During the nine-month period ended September 30, 2005, we made cash payments of $0.8 million related to our various restructuring plans. Approximately $9.8 million of the total restructuring charges was paid by September 30, 2005, with most of the remaining $1.2 million related to the consolidation of our facilities to be paid in the fourth quarter of the current year with some payments continuing through 2007.

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

The following table displays the activity and balances of the restructuring reserve for the year ended December 31, 2004, and the nine months ended September 30, 2005 (in thousands):

                                                        Consolidation
                                         Workforce  of Facilities and
                                         Reduction         Operations            Total
--------------------------------------------------------------------------------------
Balance at December 31, 2003              $    630           $  2,563         $  3,193
Additional reserve recorded                    466                 --              466
Adjustment to previous estimate                 --                278              278
Cash payments                                 (917)            (1,014)          (1,931)
--------------------------------------------------------------------------------------
Balance at December 31, 2004                   179              1,827            2,006
Cash payments                                 (179)              (588)            (767)
--------------------------------------------------------------------------------------
Balance at September 30, 2005             $     --           $  1,239         $  1,239
======================================================================================

(C)   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

                                                                (Unaudited)
                                                              Quarters Ended
                                                                September 30,
                                                          ----------------------
                                                             2005           2004
--------------------------------------------------------------------------------
Numerator:
For basic and diluted EPS - net income                    $ 3,178        $ 1,927
================================================================================

Denominator:
For basic EPS - weighted-average shares                    33,102         33,371
  Effect of dilutive potential common shares:
    Employee stock options and other                          264             13
--------------------------------------------------------------------------------
      Dilutive potential common shares                        264             13
--------------------------------------------------------------------------------
For diluted EPS - weighted-average shares                  33,366         33,384
================================================================================

Basic and diluted earnings per common share               $  0.10        $  0.06
================================================================================

      The reconciliations of basic and diluted EPS for the nine-month periods ending September 30, 2005 and 2004, were excluded as both periods resulted in a net loss position; therefore, potential common shares would have been antidilutive.

The following table represents the approximate number of shares related to options to purchase our Class B common stock, or Class B stock, that were outstanding, which were not included in the computation of diluted EPS, as the inclusion of these shares would have been antidilutive (in thousands):

                                     Quarters Ended            Nine Months Ended
                                      September 30,              September 30,
                                   ------------------        -------------------
                                    2005         2004         2005          2004
--------------------------------------------------------------------------------
Stock options                      1,866        3,262        2,576         2,636
--------------------------------------------------------------------------------
Total                              1,866        3,262        2,576         2,636
================================================================================

      In addition, in accordance with Emerging Issues Task Force Issue 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share", the shares used in the calculation of diluted EPS also exclude the potential shares of Class B stock contingently issuable under our 3.00% convertible senior secured notes because the shares are antidilutive. See Footnote (I), Debt Refinancing, for additional information.

(D) INVENTORIES, NET

Inventories, net of reserves, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                      (Unaudited)
                                                        Sept. 30,      Dec. 31,
                                                             2005          2004
-------------------------------------------------------------------------------
Paper                                                    $  4,818     $   2,573
Editorial and other prepublication costs                    7,254         7,814
Merchandise finished goods                                  2,949         2,050
-------------------------------------------------------------------------------
Total inventories, net                                   $ 15,021     $  12,437
===============================================================================

(E)   INCOME TAXES

      Our income tax provision consists of foreign income tax related to our international networks and withholding tax on licensing income for which we do not receive a current U.S. income tax benefit because of our net operating loss position. The tax provision also includes deferred federal and state income taxes related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities. During the third quarter, we recorded a $0.5 million adjustment to our tax provision due to a refund related to our European television operations.

(F)   CONTINGENCIES

      In order to create opportunities to promote our websites to a broader audience and enhance our current product offerings, at the end of the current year quarter we acquired an online distribution business with an extensive affiliate network. Pursuant to the asset purchase agreement, we are obligated to pay future contingent earnout payments, payable over a five-year period, based primarily on the financial performance of the acquired lines of business. As contingencies have not been met as of September 30, 2005, these amounts are not recorded. If future payments are made based on contingencies being met, amounts will be recorded as a combination of additional purchase price and compensation expense.

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

(G)   STOCK-BASED COMPENSATION

      We account for stock options as prescribed by Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees, and disclose pro forma information as provided by Statement 123, as amended by Statement 148, Accounting for Stock Based Compensation. In December 2004, the Financial
Accounting Standards Board (the "FASB") issued Statement 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which supersedes APB No. 25 and amends Statement No. 95, Statement of Cash Flows. The implementation of Statement 123(R) has since been delayed and will be effective for the first fiscal year beginning after June 15, 2005. We are required to adopt Statement 123(R) on January 1, 2006, and will utilize the modified prospective method. We are currently conducting an analysis of the impact on our financial statements.

      Pro forma net income (loss) and net income (loss) per common share, presented below (in thousands, except per share amounts), were determined as if we had accounted for our stock options under the fair value method of Statement
123. The fair value of these options was estimated at the date of grant using an option pricing model. Such models require the input of highly subjective assumptions, including the expected volatility of the stock price. For pro forma disclosures, the options' estimated fair value was amortized over their vesting period. No stock-based employee compensation expense is recognized because all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the grant date. If we accounted for our employee stock options under Statement 123, compensation expense related to stock options would have been $0.7 million for each of the quarters ended September 30, 2005 and 2004, and $2.2 million and $2.1 million for the nine months ended September 30, 2005 and 2004, respectively.

                                   Quarters Ended       Nine Months Ended
                                    September 30,         September 30,
                                 ------------------    ------------------
                                    2005       2004       2005       2004
-------------------------------------------------------------------------
Net income (loss)
   As reported                   $ 3,178    $ 1,927    $(5,301)   $(4,476)
   Pro forma                       2,441      1,238     (7,460)    (6,567)

Basic and Diluted EPS
   As reported                   $  0.10    $  0.06    $ (0.16)   $ (0.16)
   Pro forma                        0.07       0.04      (0.22)     (0.23)
-------------------------------------------------------------------------

      Our restricted stock unit expense was $0.5 million and $0.1 million for the quarters ended September 30, 2005 and 2004, respectively, and $1.2 million and $0.4 million for the nine months ended September 30, 2005 and 2004, respectively, as it is probable that the performance criteria will be met.

(H)   SEGMENT INFORMATION

The following table represents financial information by reportable segment (in thousands):

                                                  Quarters Ended                 Nine Months Ended
                                                   September 30,                   September 30,
                                             -----------------------       -------------------------
                                                 2005           2004            2005            2004
----------------------------------------------------------------------------------------------------
Net revenues
Entertainment                                $ 47,765       $ 46,153       $ 147,123       $ 136,017
Publishing                                     27,224         29,521          79,758          88,291
Licensing                                       5,895          4,584          20,325          15,537
----------------------------------------------------------------------------------------------------
Total                                        $ 80,884       $ 80,258       $ 247,206       $ 239,845
====================================================================================================
Income (loss) before income taxes
Entertainment                                $  7,289       $  7,802       $  29,099       $  18,456
Publishing                                       (704)         1,275          (3,444)          5,239
Licensing                                       3,165          2,614          10,648           7,564
Corporate Administration and Promotion         (4,401)        (4,986)        (12,751)        (13,941)
Gain on disposal                                   --             --              14               2
Investment income                                 661            114           1,443             337
Interest expense                               (1,425)        (2,928)         (5,485)        (10,737)
Amortization of deferred financing fees          (135)          (275)           (501)         (1,007)
Minority interest                                (384)          (364)         (1,124)         (1,066)
Debt extinguishment expenses                       --             --         (19,280)         (5,908)
Other, net                                       (294)           (96)         (1,094)           (793)
----------------------------------------------------------------------------------------------------
Total                                        $  3,772       $  3,156       $  (2,475)      $  (1,854)
====================================================================================================

Prior  period  segment  information  has  been  restated  as  a  result  of  the
realignment  of  our   Entertainment  and  Online  businesses  into  a  combined
Entertainment segment, as announced during the fourth quarter of 2004.

                                                       (Unaudited)
                                                         Sept. 30,      Dec. 31,
                                                              2005          2004
--------------------------------------------------------------------------------
Identifiable assets
Entertainment                                            $ 274,535    $  266,736
Publishing                                                  39,124        45,724
Licensing                                                    6,553         5,344
Corporate Administration and Promotion (1)                 118,748       102,777
--------------------------------------------------------------------------------
Total (1)                                                $ 438,960    $  420,581
================================================================================

(1) The increase in identifiable assets since December 31, 2004, was primarily due to our debt refinancing in March 2005. See Footnote (I), Debt Refinancing.

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

      The convertible notes bear interest at a rate of 3.00% per annum on the principal amount of the notes, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2005. In addition, under certain circumstances beginning in 2012, if the trading price of the convertible notes exceeds a specified threshold during a prescribed measurement period prior to any semi-annual interest period, contingent interest will become payable on the convertible notes for that semi-annual interest period at an annual rate of 0.25% per annum.

      The convertible notes are convertible into cash and, if applicable, shares of our Class B stock based on an initial conversion rate, subject to adjustment, of 58.7648 shares per $1,000 principal amount of the convertible notes (which represents an initial conversion price of approximately $17.02 per share) only under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending March 31, 2005, if the closing sale price of our Class B stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on that trading day; (2) during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of convertible notes over that five consecutive trading day period was equal to or less than 95% of the average conversion value of the convertible notes during that period; (3) upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes; or
(4) if we have called the convertible notes for redemption. Upon conversion of a convertible note, a holder will receive cash in an amount equal to the lesser of the aggregate conversion value of the note being converted and the aggregate principal amount of the note being converted. If the aggregate conversion value of the convertible note being converted is greater than the cash amount received by the holder, the holder will also receive an amount in whole shares of Class B stock equal to the aggregate conversion value less the cash amount received by the holder. A holder will receive cash in lieu of any fractional shares of Class B stock.

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

(J) SUBSEQUENT EVENT

      On November 3, 2005, Playboy purchased the outstanding shares of Playboy.com Series A Preferred Stock held by Hugh M. Hefner, our Editor-in-Chief and Chief Creative Officer, for $6.9 million. The repurchase amount was equal to the original issue price plus 8% per annum compounded annually from the issuance date through October 31, 2005. As a result of the repurchase, Playboy now owns approximately 97% of the outstanding equity of Playboy.com and is in discussions with the one remaining preferred shareholder that owns Series A Preferred Stock with an aggregate original purchase price of $5,147,778 about a repurchase of its shares.

      The shares of Playboy.com Series A Preferred Stock were issued on August 13, 2001 at an issue price of $7.1097 per share. From and after August 10, 2006, the holders of the Series A Preferred Stock could require Playboy.com to redeem any and all of their shares of Playboy.com Series A Preferred Stock at a redemption price equal to the original issue price plus 8% per annum compounded annually through the redemption date. At August 10, 2006,the redemption price for Mr. Hefner's shares would have been $7.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table represents our results of operations (in millions, except per share amounts):

                                                                      Quarters Ended              Nine Months Ended
                                                                        September 30,                September 30,
                                                                    -------------------          -------------------
                                                                      2005         2004(1)         2005         2004(1)
--------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                                             $ 25.4       $ 24.5          $ 75.5       $ 71.4
   International                                                      12.2         11.3            37.5         32.2
   Online subscriptions                                                5.4          5.3            16.9         15.4
   E-commerce                                                          3.6          3.4            13.9         12.0
   Other                                                               1.1          1.6             3.3          5.0
--------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                47.7         46.1           147.1        136.0
--------------------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                   22.5         24.6            67.5         74.8
   Other domestic publishing                                           3.2          3.4             7.4          8.9
   International publishing                                            1.6          1.5             4.9          4.6
--------------------------------------------------------------------------------------------------------------------
   Total Publishing                                                   27.3         29.5            79.8         88.3
--------------------------------------------------------------------------------------------------------------------
Licensing
   International licensing                                             4.2          3.1            13.3          8.9
   Domestic licensing                                                  0.8          0.8             2.4          2.3
   Entertainment licensing                                             0.5          0.5             1.5          1.5
   Marketing events                                                    0.2          0.2             2.8          2.7
   Other                                                               0.2           --             0.3          0.1
--------------------------------------------------------------------------------------------------------------------
   Total Licensing                                                     5.9          4.6            20.3         15.5
--------------------------------------------------------------------------------------------------------------------
Total net revenues                                                  $ 80.9       $ 80.2          $247.2       $239.8
====================================================================================================================
Net income (loss)
Entertainment
   Before programming amortization and online content expenses      $ 17.0       $ 18.9          $ 58.8       $ 52.2
   Programming amortization and online content expenses               (9.7)       (11.0)          (29.7)       (33.8)
--------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                 7.3          7.9            29.1         18.4
--------------------------------------------------------------------------------------------------------------------
Publishing                                                            (0.7)         1.2            (3.4)         5.2
--------------------------------------------------------------------------------------------------------------------
Licensing                                                              3.1          2.6            10.6          7.6
--------------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                (4.3)        (5.0)          (12.7)       (13.9)
--------------------------------------------------------------------------------------------------------------------
Operating income                                                       5.4          6.7            23.6         17.3
--------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                   0.6          0.1             1.4          0.3
   Interest expense                                                   (1.4)        (2.9)           (5.5)       (10.7)
   Amortization of deferred financing fees                            (0.1)        (0.3)           (0.5)        (1.0)
   Minority interest                                                  (0.4)        (0.4)           (1.1)        (1.1)
   Debt extinguishment expenses                                         --           --           (19.3)        (5.9)
   Other, net                                                         (0.4)        (0.1)           (1.1)        (0.8)
--------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                            (1.7)        (3.6)          (26.1)       (19.2)
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                      3.7          3.1            (2.5)        (1.9)
Income tax expense                                                    (0.5)        (1.2)           (2.8)        (2.6)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $  3.2       $  1.9          $ (5.3)      $ (4.5)
====================================================================================================================
Basic and diluted EPS                                               $ 0.10       $ 0.06          $(0.16)      $(0.16)
====================================================================================================================

(1) Prior period information has been restated, as a result of the realignment of our Entertainment and Online businesses, into a combined Entertainment segment, as announced during the fourth quarter of 2004.

      Our revenues increased $0.7 million, or 1%, and $7.4 million, or 3%, for the quarter and nine-month period, respectively. Both periods were impacted by expected lower revenues from our Publishing Group, more than offset by higher Entertainment and Licensing Group revenues.

      Our operating income decreased $1.3 million, or 20%, and increased $6.3 million, or 36%, for the quarter and nine-month period, respectively. The quarter decreased due to lower results from our Publishing and Entertainment Groups, partially offset by strong results from our Licensing Group. Operating income increased for the nine-month period due to improved operating results from our Entertainment and Licensing Groups, partially offset by lower results from our Publishing Group.

      Net income of $3.2 million for the quarter was $1.3 million higher than the prior year quarter, reflecting a decrease in interest expense related to our first quarter debt refinancing. Net loss for the current nine-month period of $5.3 million includes $19.3 million of debt extinguishment expenses compared to $5.9 million in the prior year period.

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

ENTERTAINMENT GROUP

      The following discussion focuses on the revenue and profit contribution of each of our Entertainment Group businesses before programming amortization and online content expenses.

      Revenues from our domestic TV networks business increased $0.9 million, or 4%, and $4.1 million, or 6%, for the quarter and nine-month period, respectively. Direct-to-home, or DTH, revenues increased $1.1 million, or 20%, and $3.0 million, or 19%, for the quarter and nine-month period, respectively, due to subscriber growth and an increase in average pay-per-view, or PPV, buys. Playboy TV cable revenues were relatively flat for the quarter and decreased $0.5 million for the nine-month period. The quarter results were impacted by a decrease in PPV buys, but mostly offset by an increase in Playboy TV monthly subscription revenues. For the nine-month period, PPV buys decreased as certain cable companies continued to migrate consumers from linear channels to video-on-demand, or VOD. Also as a result of this transition to VOD, revenues from our movie networks decreased $1.1 million and $2.4 million for the quarter and nine-month period, respectively. VOD revenues increased $0.9 million, or 116%, for the quarter and increased $2.6 million, or 102%, for the nine-month period. Our VOD business experienced this growth due to the continued roll out of VOD service in additional cable systems as well as a growing number of consumer buys in existing cable systems. Favorably impacting the nine-month period was the discontinuation of a distributor's high-definition subscription service agreement, which resulted in the accelerated recognition of the remaining $1.4 million of deferred revenue associated with the service agreement. Profit contribution from domestic TV networks decreased $1.4 million, or 8%, for the quarter primarily due to a one-time, $1.3 million adjustment for a contractual obligation related to licensed programming recorded in the current quarter combined with an increase in cable and satellite marketing expenses due to reimbursements received in the prior year quarter. Conversely, decreased marketing and overhead expenses combined with the revenue activity described above resulted in a $3.2 million increase in profit contribution for the nine-month period.

      International revenues increased $0.9 million, or 9%, and $5.3 million, or 17%, for the quarter and nine-month period, respectively. Revenues for the quarter and nine-month period increased due to the launch of new networks in the U.K., as well as in Australia and Germany, in the prior year quarter and revenues from several third-party licensees. Increased royalties from wireless agreements also contributed favorably in both periods. Profit contribution from our international businesses was flat for the quarter and increased $2.6 million, or 21%, for the nine-month period, respectively, due to the higher revenues mentioned above in both periods, mostly offset by increased marketing and bad debt expenses during the quarter and partially offset by higher costs related to the new U.K. channels in the nine-month period.

      Online subscription revenues were relatively flat and increased $1.5 million, or 10%, for the quarter and nine-month period, respectively. Profit contribution decreased $0.5 million or 5%, and increased $0.6 million, or 6%, for the quarter and nine-month periods, respectively. Our increased technology investments, new marketing initiatives and the recent acquisition of an online distribution business are expected to return this business to its historical growth rate.

      E-commerce revenues increased $0.2 million, or 6%, and $1.9 million, or 16%, for the quarter and nine-month period, respectively. A $1.2 million payment due to the termination of a marketing alliance favorably impacted revenues for the nine-month period. Increased business-to-business revenues also contributed favorably in both periods. Profit contribution from e-commerce decreased $0.4 million and $0.6 million for the quarter and nine-month period, respectively, due to increased product fulfillment and system support costs and bad debt expense combined with higher anticipated paper costs in the quarter and nine-month period. Expenses associated with the production of a test catalog also impacted the nine-month period.

      Profit contribution from other businesses was flat for the quarter and decreased $0.2 million for the nine-month period.

      The group's administrative expenses decreased for both the quarter and nine-month period due in part to lower legal costs in both periods and a contractually obligated severance charge recorded in the nine-month period of the prior year.

      Segment income for the group decreased $0.6 million, or 7%, for the quarter and increased $10.7 million, or 58%, for the nine-month period primarily due to the previously mentioned revenue activity and a one-time adjustment. Segment income was favorably impacted by both lower administrative expenses and lower programming amortization and online content expenses, which were $1.3 million, or 12%, lower for the quarter and $4.1 million, or 12%, lower for the nine-month period primarily due to the mix of programming. We continue to expect that our cash programming investments for television will be approximately $38.0 million for the year, down nearly 10% from last year, and online content expense will be approximately $2.0 million. We expect programming amortization expense related to television to decline to about $38.0 million for the year, down from $41.7 million in 2004, and online content amortization expense to be approximately $2.0 million, down from $2.3 million in 2004.

PUBLISHING GROUP

      Playboy magazine revenues decreased $2.1 million, or 8%, and $7.3 million, or 10%, for the quarter and nine-month period, respectively. Newsstand revenues were relatively flat for the quarter and declined $1.7 million for the nine-month period, primarily due to fewer copies sold, partially offset by higher display costs in both periods in the prior year. Additionally, the current year nine-month period included an unfavorable adjustment of $0.1 million related to prior year issues compared to a $0.4 million favorable adjustment in the prior year period. Subscription revenues were relatively flat for the quarter and decreased $1.3 million for the nine-month period, primarily due to lower average net revenue per copy in the current year periods, partially offset by an increase in the number of subscription copies served in the current year periods. Also contributing to the decrease for the nine-month period were higher favorable adjustments recorded in the prior year to recognize revenues for paid subscriptions that will not be served and lower list rental revenues in the current year. Advertising revenues decreased $1.8 million and $4.4 million for the quarter and nine-month period, respectively, due to fewer advertising pages. Additionally, the decrease for the quarter was partially offset by higher net revenue per page while the nine-month period reflected lower net revenue per page. Advertising sales for the 2005 fourth quarter magazine issues are closed, and we expect to report approximately 23% lower advertising revenues and 23% fewer advertising pages compared to the 2004 fourth quarter.

      Revenues from our other domestic publishing businesses decreased $0.2 million, or 8%, and $1.5 million, or 17%, for the quarter and nine-month period, respectively, primarily due to fewer newsstand copies of special editions sold in the current year periods and higher unfavorable adjustments to prior year issues for the nine-month period. An expected decrease in royalties from books published in prior periods also contributed to the revenue decrease for the nine-month period.

      International publishing revenues were relatively flat and increased $0.3 million, or 7%, for the quarter and nine-month period, respectively, primarily due to higher royalties from the German edition.

      The group's segment income decreased $1.9 million and $8.6 million for the quarter and nine-month period, respectively, as a result of the lower revenues discussed above combined with higher subscription acquisition expenses of $0.3 million and $1.3 million and higher paper costs of $0.6 million and $1.4 million for the quarter and nine-month period, respectively, partially offset by a $1.0 million and $1.9 million decrease in editorial expenses for the quarter and nine-month period, respectively.

LICENSING GROUP

      Licensing Group revenues increased $1.3 million, or 29%, and $4.8 million, or 31%, for the quarter and nine-month period, respectively, primarily due to higher royalties from existing and new licensees in Europe and Asia. The group's segment income increased $0.5 million, or 21%, and $3.0 million, or 41%, for the quarter and nine-month period, respectively, due to the revenue increase, partially offset by higher revenue-related expenses and development costs related to our location-based entertainment business.

CORPORATE ADMINISTRATION AND PROMOTION

Corporate Administration and Promotion expenses decreased $0.7 million, or 12%, for the quarter and $1.2 million, or 9%, for the nine-month period primarily due to a legal settlement and the reclassification of a senior position from Corporate to a division that impacted prior year periods, partially offset by an increase in internal audit expenses in the current year periods.

NONOPERATING INCOME (EXPENSES)

      The nine-month period included debt extinguishment expenses of $19.3 million related to our redemption of all $80.0 million of the 11.00% senior secured notes due 2010, or the senior secured notes, issued by our subsidiary, PEI Holdings, Inc., or Holdings. These expenses were comprised of $14.9 million of bond redemption premium combined with $0.3 million of related expenses and $4.1 million for the non-cash write-off of the related deferred financing costs. The senior secured notes were repurchased using the proceeds of the issuance of $115.0 million of 3.00% convertible senior subordinated notes due 2025, or the convertible notes. The prior year nine-month period included $5.9 million of debt extinguishment expenses related to our redemption of $35.0 million aggregate principal amount of the senior secured notes. Reduced interest expense of $1.5 million and $5.2 million for the quarter and nine-month period, respectively, related to the lower interest rate on the new convertible notes, partially offset the redemption expenses.

INCOME TAX EXPENSE

      Our effective income tax rate differs from U.S. statutory rates. The income tax provision consists of foreign income tax related to our international networks and withholding tax on licensing income for which we do not receive a current U.S. income tax benefit because of our net operating loss position. The tax provision also includes deferred federal and state income taxes related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities. During the third quarter, we recorded a $0.5 million adjustment to our tax provision due to a refund related to our European television operations.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2005, we had $27.5 million in cash and cash equivalents compared to $26.7 million in cash and cash equivalents at December 31, 2004. At September 30, 2005, we had $32.1 million of auction rate securities, or ARS, included in short-term investments compared to $20.0 million at December 31, 2004. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, typically every 28 days, there is a new auction process. Total financing obligations were $115.0 million and $80.0 million at September 30, 2005, and December 31, 2004, respectively.

      At September 30, 2005, our liquidity requirements were being provided by cash generated from our operating activities, existing cash and cash equivalents and short-term investments. At September 30, 2005, we had a $50.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both. At September 30, 2005, there were no borrowings and $10.8 million in letters of credit outstanding under this facility, permitting $39.2 million of available borrowings under this facility. See "Credit Facility" for additional information.

DEBT FINANCINGS

      On March 15, 2005, we issued and sold in a private placement $100.0 million aggregate principal amount of our 3.00% convertible senior subordinated notes due 2025. On March 28, 2005, we issued and sold in a private placement an additional $15.0 million aggregate principal amount of the convertible notes due to the initial purchasers' exercise of the over-allotment option. The net proceeds of approximately $110.3 million from the issuance and sale of the convertible notes, after deducting the initial purchasers' discount and estimated offering expenses payable by us, were used, together with available cash, (i) to complete a tender offer and consent solicitation for, and to purchase and retire, all $80.0 million outstanding principal amount of the 11.00% senior secured notes, for a total of approximately $95.2 million, including the bond tender premium and consent fee of $14.9 million and other expenses of $0.3 million, (ii) to purchase 381,971 shares of our Class B common stock, or Class B stock, for an aggregate purchase price of $5.0 million concurrently with the sale of the convertible notes and (iii) for working capital and general corporate purposes. Also, on March 15, 2005, concurrently with the convertible note offering, Hugh M. Hefner, our Editor-In-Chief and Chief Creative Officer, purchased 381,971 shares of our Class B stock for an aggregate purchase price of $5.0 million.

      The convertible notes bear interest at a rate of 3.00% per annum on the principal amount of the notes, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2005. In addition, beginning in March 2012, if the trading price of the convertible notes exceeds a specified threshold during a prescribed measurement period prior to any semi-annual interest period, contingent interest will become payable on the convertible notes for that semi-annual interest period at an annual rate of 0.25% per annum. The notes are convertible under specified circumstances into cash and, if applicable, shares of our Class B stock based on an initial conversion rate of 58.7648 shares per $1,000 principal amount of the convertible notes (which represents an initial conversion price of approximately $17.02 per share). In general, upon conversion of a convertible note, the holder of the note will receive cash in an amount equal to the principal amount of the note and Class B stock for the note's conversion value in excess of the principal amount. See Footnote (I), Debt Refinancing, for additional information.

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

CREDIT FACILITY

      Effective April 1, 2005, Holdings and its lenders amended and restated the credit agreement governing our credit facility, primarily to increase the size of the credit facility from $30.0 million to $50.0 million. Our credit facility provides for revolving borrowings by Holdings of up to $50.0 million and the issuance of up to $30.0 million in letters of credit, subject to a maximum of $50.0 million in combined borrowings and letters of credit outstanding at any time. Borrowings under the credit facility bear interest at a variable rate, equal to a specified Eurodollar, LIBOR or base rate plus a specified borrowing margin based on our Transactions Adjusted EBITDA, as defined in the credit agreement. We pay fees on the outstanding amount of letters of credit under the credit facility based on the margin that applies to borrowings that bear interest at a rate based on LIBOR. All amounts outstanding under the credit facility will mature on April 1, 2008. Holdings' obligations as borrower under the credit facility are guaranteed by us and each of our other U.S. subsidiaries, except for Playboy.com and its subsidiaries. The obligations of the borrower and each of the guarantors under the credit facility are secured by a first-priority lien on substantially all of the borrower's and the guarantors' assets.

CALIFA ACQUISITION

      The Califa acquisition agreement gave us the option of paying $17.5 million of the remaining $23.5 million purchase price consideration obligation, as of September 30, 2005, in cash or in shares of Class B stock. We notified the sellers that the $7.0 million of base consideration due in 2005 would be paid in cash. Under the terms of the agreement, the base consideration was due in two installments of $3.5 million, one of which was paid on May 2, 2005, and the other which was paid on November 1, 2005.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $21.1 million for the nine-month period, which represents an increase of $22.5 million from the prior year period. This increase is primarily due to improved overall operating results combined with a decrease in investments in television programming of $9.9 million and a decrease in legal settlement payments of approximately $4.6 million compared to the prior year period.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities increased $13.1 million primarily due to investments made in auction rate securities during the nine-month period. During the third quarter, $8.3 million was used to acquire an online distribution business to complement our current business. An additional $2.0 million is payable on each of the first and second anniversaries of the closing. Additionally, $4.0 million of cash was used for capital expenditures primarily related to our Andrita and U.K. studios.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities was $4.8 million for the nine-month period primarily due to the proceeds from the sale of $115.0 million aggregate principal amount of convertible notes, partially offset by the payment of $94.9 million in connection with the purchase and retirement of all $80.0 million outstanding principal amount of Holdings' 11.00% senior secured notes and the payment of $0.3 million in associated debt extinguishment expenses and $5.1 million of related financing fees. Proceeds from the convertible note offering were also used to purchase 381,971 shares of our Class B stock for an aggregate purchase price of $5.0 million. See Footnote (I), Debt Refinancing, for additional information.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements," including statements in "Management's Discussion and Analysis of Financial
Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. We use words such as "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues" and other similar terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

(1) Foreign, national, state and local government regulations, actions or initiatives, including:

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

(17) Risks associated with the financial condition of Claxson Interactive Group, Inc., our Playboy TV Latin America, LLC joint venture partner;

(18)  Increases in paper, postage or printing costs;

(19)  Effects  of  the  national   consolidation  of  the  single-copy  magazine
      distribution system; and

(20) Risks associated with the viability of our primarily subscription- and e-commerce-based Internet model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At September 30, 2005, we did not have any floating interest rate exposure. All of our outstanding debt as of that date consisted of the convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes will be influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. As of September 30, 2005, the convertible senior subordinated notes had an implied fair value of $119.3 million.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998, due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of approximately $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and approximately $0.3 million for lost profits, respectively, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we are vigorously pursuing an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $8.5 million (which represents the amount of the judgment, costs and estimated pre- and post-judgment interest) in connection with the appeal. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained. In accordance with Statement of Financial Accounting Standards, or Statement, 5, Accounting for Contingencies, no liability has been accrued.

      On May 17, 2001, Logix Development Corporation, or Logix, D. Keith Howington and Anne Howington filed suit in state court in Los Angeles County Superior Court in California against Spice Entertainment Companies, Inc., or Spice, Emerald Media, Inc., or EMI, Directrix, Inc., or Directrix, Colorado Satellite Broadcasting, Inc., New Frontier Media, Inc., J. Roger Faherty, or Faherty, Donald McDonald, Jr., and Judy Savar. On February 8, 2002, plaintiffs amended the complaint and added as a defendant Playboy, which acquired Spice in 1999. The complaint alleged 11 contract and tort causes of action arising principally out of a January 18, 1997 agreement between EMI and Logix in which EMI agreed to purchase certain explicit television channels broadcast over C-band satellite. The complaint further sought damages from Spice based on Spice's alleged failure to provide transponder and uplink services to Logix. Playboy and Spice filed a motion to dismiss the plaintiffs' complaint. After pre-trial motions, Playboy was dismissed from the case and a number of causes of action were dismissed against Spice. A trial date for the remaining breach of contract claims against Spice was set for December 10, 2003, and then continued, first to February 11, 2004, and then to March 17, 2004. Spice and the plaintiffs filed cross-motions for summary judgment or, in the alternative, for summary adjudication, on September 5, 2003. Those motions were heard on November 19, 2003, and were denied. In February 2004, prior to the trial, Spice and the plaintiffs agreed to a settlement in the amount of $8.5 million, which we recorded as a charge in the fourth quarter of 2003, $6.5 million of which was paid in 2004 and $1.0 million in 2005. The remaining $1.0 million will be paid in 2006.

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

      On September 26, 2002, Directrix filed suit in the U.S. Bankruptcy Court in the Southern District of New York against Playboy Entertainment Group, Inc. In the complaint, Directrix alleged that it was injured as a result of the termination of a Master Services Agreement under which Directrix was to perform services relating to the distribution, production and post-production of our cable networks and a sublease agreement under which Directrix would have subleased office, technical and studio space at our Los Angeles, California production facility. Directrix also alleged that we breached an agreement under which Directrix had the right to transmit and broadcast certain versions of films through C-band satellite, commonly known as the TVRO market, and Internet distribution. On November 15, 2002, we filed an answer denying Directrix's allegations, along with counterclaims against Directrix relating to the Master Services Agreement and seeking damages. On May 15, 2003, we filed an amended answer and counterclaims. On July 30, 2003, Directrix moved to dismiss one of the amended counterclaims, and on October 20, 2003, the Court denied Directrix's motion. The parties are engaged in discovery. We believe that we have good defenses against Directrix's claims. We believe it is not probable that a material judgment against us will result. In accordance with Statement 5, Accounting for Contingencies, no liability has been accrued.

      In the fourth quarter of 2004, we received a $5.6 million insurance recovery partially related to the prior year litigation settlement with Logix.

ITEM 6. EXHIBITS

Exhibit Number                          Description
--------------                          -----------

    10.1          Affiliation  Agreement  between  Spice,  Inc.,  and  Satellite
                  Services, Inc.

    10.1.1* Affiliation Agreement, dated November 1, 1992, between Spice, Inc., and Satellite Services, Inc.

    10.1.2* Amendment No. 1, dated September 29, 1994, to Affiliation Agreement, dated November 1, 1992, between Spice, Inc., and Satellite Services, Inc.

    10.1.3*       Letter   Agreement,   dated  July  18,   1997,   amending  the
                  Affiliation Agreement, dated November 1, 1992, between Spice, Inc., and Satellite Services, Inc.

    10.1.4* Letter Agreement, dated December 18, 1997, amending the Affiliation Agreement between Spice, Inc., and Satellite Services, Inc.

    10.1.5*       Amendment,   effective  September  26,  2005,  to  Affiliation
                  Agreement, dated November 1, 1992, between Spice, Inc., and Satellite Services, Inc.

    10.2 Affiliation Agreement between Playboy Entertainment Group, Inc., and Satellite Services, Inc.

    10.2.1*       Affiliation  Agreement,   dated  February  10,  1993,  between
                  Playboy  Entertainment  Group,  Inc., and Satellite  Services,
                  Inc.

    10.2.2*       Amendment,   effective  September  26,  2005,  to  Affiliation
                  Agreement,   dated   February   10,  1993,   between   Playboy
                  Entertainment Group, Inc., and Satellite Services, Inc.

    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934 21

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PLAYBOY ENTERPRISES, INC.
                                                    (Registrant)

Date: November 8, 2005                       By    /s/ Linda Havard
                                                   ----------------
                                                   Linda G. Havard
                                                   Executive Vice President,
                                                   Finance and Operations,
                                                   and Chief Financial Officer
                                                   (Authorized Officer and
                                                   Principal Financial and
                                                   Accounting Officer)