Form 10-K
period 2005-12-31
PLAYBOY ENTERPRISES INC
filed 2006-03-16
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

       [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission file number 001-14790

                            Playboy Enterprises, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                 36-4249478
      (State of incorporation)           (I.R.S. Employer Identification Number)

       680 North Lake Shore Drive
              Chicago, IL                                         60611
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (312) 751-8000
--------------------------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                 Name of each exchange on which registered
-----------------------------------------------   -----------------------------------------
Class A Common Stock, par value $0.01 per share   New York Stock Exchange
                                                  Pacific Exchange
Class B Common Stock, par value $0.01 per share   New York Stock Exchange
                                                  Pacific Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
--------------------------------------------------------------------------------
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of Class A Common Stock held by nonaffiliates on June 30, 2005 (based upon the closing sale price on the New York Stock Exchange), was $16,135,852. The aggregate market value of Class B Common Stock held by nonaffiliates on June 30, 2005 (based upon the closing sale price on the New York Stock Exchange), was $264,405,582.

At February 28, 2006, there were 4,864,102 shares of Class A Common Stock and 28,275,923 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part II. Item 5 and Part III. Items 10-14 of this report is incorporated herein by reference to the Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2006.

                            PLAYBOY ENTERPRISES, INC.
                         2005 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

Item 1.   Business                                                          3
Item 1A.  Risk Factors                                                     14
Item 1B.  Unresolved Staff Comments                                        22
Item 2.   Properties                                                       23
Item 3.   Legal Proceedings                                                24
Item 4.   Submission of Matters to a Vote of Security Holders              25

                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities             26
Item 6.   Selected Financial Data                                          27
Item 7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     29
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk       46
Item 8.   Financial Statements and Supplementary Data                      46
Item 9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      73
Item 9A.  Controls and Procedures                                          73
Item 9B.  Other Information                                                75

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant               76
Item 11.  Executive Compensation                                           76
Item 12.  Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                               76
Item 13.  Certain Relationships and Related Transactions                   76
Item 14.  Principal Accounting Fees and Services                           76

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules                          77

                                     PART I

Item 1. Business

      Playboy Enterprises, Inc., together with its subsidiaries and predecessors, will be referred to in this Annual Report on Form 10-K by terms such as "we," "us," "our," "Playboy" and the "Company," unless the context requires otherwise. We were organized in 1953 to publish Playboy magazine and are now a worldwide leader in the development and distribution of multimedia lifestyle entertainment for adult audiences. The Playboy brand is one of the most widely recognized and popular brands in the world. The strength of our brand drives the financial performance of our Entertainment, Publishing and Licensing Groups. Our programming is carried in the U.S. by all six of the major multiple system operators, or MSOs, and both of the largest satellite direct-to-home, or DTH, providers. We have online operations consisting of a network of websites with an established and growing subscriber and revenue base. Playboy magazine is the best-selling monthly men's magazine in the United States and in the world, based on the combined circulation of the U.S. and international editions. Our licensing businesses leverage the Playboy name, the Rabbit Head Design and our other trademarks in the worldwide licensing of a variety of consumer products.

      Our businesses are currently classified into the following three reportable segments: Entertainment, Publishing and Licensing. Net revenues, income (loss) before income taxes, depreciation and amortization and identifiable assets of each reportable segment are set forth in Note (U), Segment Information, to the Notes to Consolidated Financial Statements. Prior periods presented have been restated for the realignment of our business segments, which occurred in the fourth quarter of 2004.

      Our trademarks and copyrights are critical to the success and potential growth of all of our businesses. Our trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, the Rabbit Head Design, Playmate and Spice. We also own numerous domain names related to our online business.

ENTERTAINMENT GROUP

      Our Entertainment Group operations include the production and marketing of television programming for our domestic and international TV networks, web-based entertainment experiences, wireless content distribution, e-commerce, worldwide DVD products, satellite radio and online gaming under the Playboy, Spice and other brand names.

Programming

      Our Entertainment Group develops, produces, acquires and distributes a wide range of high-quality lifestyle adult television programming for our domestic and international TV networks, video-on-demand, or VOD, subscription video-on-demand, or SVOD, and worldwide DVD products. Our proprietary productions include magazine-format shows, reality-based and dramatic series, documentaries, live events and celebrity and Playmate programs. Our programming is featured in a variety of formats, enabling us to amortize our programming costs over multiple distribution platforms. We have produced a number of shows that air on the domestic and international Playboy TV networks and are distributed internationally in countries where we do not have networks. Additionally, some of our programming has been released into DVD titles and/or has been licensed to other networks, such as HBO and Showtime. Our original series programming includes Night Calls, Sexy Girls Next Door, Totally Busted and 7 Lives Xposed. Additionally, we produce shows and series to air on third-party networks, including Party @ the Palms and The Girls Next Door for E!, Bullets Over Hollywood for Starz and Playboy's Celebrity Centerfolds for A&E.

      We invest in the creation and acquisition of high-quality, adult-oriented programming to support our worldwide entertainment businesses. We invested $33.1 million, $41.5 million and $44.7 million in entertainment programming in 2005, 2004 and 2003, respectively. These amounts, which also include expenditures for licensed programming, resulted in the domestic production of 129, 212 and 268 hours of original programming for Playboy TV in 2005, 2004 and 2003, respectively. At December 31, 2005, our domestic library of primarily exclusive, Playboy-branded original programming totaled approximately 2,800 hours. In addition to investing in our productions, we also acquire high-quality adult movies in various edit standards, as the majority of the programming that airs on our movie networks is licensed, on an exclusive basis, from third parties. We will continue to both acquire and produce original programming; however, we continue to place a heavier emphasis on producing content in order to take advantage of the economic benefits provided to us by producing and owning programming that can be sold through a variety of distribution channels. In addition to utilizing some of the programming we produce for our websites and for licensing to wireless providers, we invested $2.2 million, $2.3 million and $2.4 million in content specifically for online and wireless initiatives in 2005, 2004 and 2003, respectively. In 2006, we expect to invest approximately $38.0 million and $5.7 million in entertainment programming and online content, respectively, which could vary based on, among other things, the timing of completing productions. The increase in online content investment results from our acquisition of an affiliate network of websites and other new business ventures.

      Our programming is delivered to DTH and cable operators through satellite transponders. We currently have four transponder service agreements related to our domestic networks and two international transponder service agreements. The terms of these agreements extend from 2006 through 2014. We are currently evaluating our options for the two transponder service agreements that expire in 2006.

      Our state-of-the-art studio in Los Angeles functions as a centralized digital, technical and programming facility for the Entertainment Group. This studio enables us to produce original programming in a more efficient and cost-effective operating environment. In 2003, we upgraded our production capabilities so that the programming we create is available in high-definition format. We currently utilize this facility to provide playback, production control and/or origination services for our own television networks. Most of these services are also provided for third parties, offsetting some of our fixed costs.

Domestic TV Networks

      We currently operate multiple domestic TV networks, which include Playboy TV, Playboy TV en Espanol, and nine Spice-branded movie networks. Playboy TV, which airs a variety of original and proprietary programming as well as adult movies under exclusive license from leading adult studios, is offered through the DTH market and on cable through pay-per-view, or PPV, monthly subscription, VOD and SVOD bases. Playboy TV en Espanol is offered on cable on a PPV basis and on DTH as part of EchoStar's Dish Latino subscription package. Our movie networks feature adult movies under exclusive licenses from leading adult studios and are currently offered via cable and DTH on a PPV or VOD basis. We also license our Playboy programming to other networks.

      The following table illustrates certain information regarding approximate household units and current average retail rates for our networks (in millions, except average retail rates):

                                 Household Units (1)   Average Retail Rates
                                 -------------------   ---------------------
                                 Dec. 31,   Dec. 31,                 Monthly
                                     2005       2004      PPV   Subscription
----------------------------------------------------------------------------
Playboy TV

   DTH                               26.8       24.4   $ 7.99   $      15.76
   Cable                             20.1       21.8     9.76          14.95
   SVOD                               1.9        1.5       --           4.94

Playboy TV en Espanol

   DTH                               10.3        9.3       --             -- (2)
   Cable                              2.6        2.9     9.80             --

Movie networks

   DTH                               53.0       48.2    10.74             --
   Cable                             43.8       46.0    11.69             --
   VOD                                8.6        5.0    10.52             --
----------------------------------------------------------------------------

(1) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of our networks and/or multiple distribution platforms (i.e., digital and analog) are available to that household.

(2) An average retail rate is not available as Playboy TV en Espanol is offered with various other Spanish-language networks as part of EchoStar's Dish Latino subscription package.

      Most of our networks are provided through the DTH market in households with small dishes receiving a Ku-band medium or high power digital signal, such as those currently offered by DirecTV and EchoStar in the United States and
ExpressVu and Star Choice in Canada. Playboy TV is currently the only adult network to be available on all four major DTH services in the United States and Canada. Playboy TV en Espanol is offered as part of EchoStar's Dish Latino subscription package. Paul Kagan Associates, Inc., or Kagan, an independent media research firm, projects an average annual increase of approximately 6% in total DTH households from 2006 through 2008. Our revenues reflect our contractual share of the amounts received by the DTH operators, which are based on both the retail rates set by the DTH operators and the number of buys and/or subscribers.

      Our networks are also available to consumers through cable providers. Most cable services in the United States are distributed by MSOs through their affiliated cable systems, or cable affiliates. Once arrangements are made with an MSO, we negotiate channel space for our networks with each MSO's cable affiliates. Individual cable affiliates determine the retail price of both PPV, which can be dependent on the length of the block of programming, and monthly subscription services, which are generally offered to consumers for an additional fee on top of their basic cable service. Our revenues reflect our contractual share of the amounts received by the cable affiliates, which are based on both the retail rates set by the cable affiliates and the number of buys and/or subscribers.

      PPV programming can be delivered through any number of distribution platforms, including (a) DTH, (b) digital and analog cable television, (c) wireless cable systems and (d) technologies such as cable modem and the Internet. In recent years, cable operators have shifted away from analog to digital technology in order to counteract competition from DTH operators and to upgrade their cable systems by utilizing digital compression and other bandwidth expansion methods that provide cable operators additional channel capacity. Digital cable television has several advantages over analog cable television, including more channels, better audio and video quality, advanced set-top boxes that are addressable, a secure, fully scrambled signal, integrated program guides and advanced ordering technology. Our networks are delivered almost exclusively on a digital basis, as analog delivery now represents only a small portion of our overall network carriage. Kagan projects average annual increases of less than 1% in total cable households and 14% in digital cable households from 2006 through 2008. During this same period, Kagan projects an average annual decrease of approximately 39% in analog addressable cable households, as customers upgrade from older analog systems to the digital or DTH platforms. We believe this shift has benefited us as there is more shelf space on digital platforms and, therefore, fewer channel constraints.

      Additionally, technological advances allow digital consumers to not only order programs on a PPV basis, but also to choose VOD and SVOD. VOD differs from traditional PPV in that it allows consumers to purchase a specific movie or program for viewing, at a time selected by the viewer, for a limited duration of time (typically 24 hours) and with DVD-like functionality. By contrast, SVOD provides consumers with unlimited "on-demand" access to a menu of programs from our featured libraries at a monthly, automatically renewable, subscription price. The basic premise of both VOD and SVOD is that consumers have a number of options and can choose to buy a program "on-demand" without having to adhere to the schedule of a programmed network, and, in the case of SVOD, for a fixed subscription price which does not vary based on consumption. MSOs, looking to take advantage of the consumer benefits provided by VOD and SVOD, are currently in the process of supplanting traditional linear networks and PPV services with VOD and SVOD platforms. We are seeking to obtain a leading position in this new phase of technology by leveraging the power of our brand names, our large library of original programming and our relationships and agreements with leading adult studios. We currently distribute VOD programming through 12 cable operators and Playboy TV SVOD programming through two operators and are in the process of negotiating agreements with the remaining operators. Overall, growth of "on-demand" technology will be dependent on a number of factors, including, but not limited to, operator investment, server/bandwidth capacity and consumer acceptance. In 2005, Kagan reported total VOD and SVOD households of approximately 23.9 million and projects an average annual increase of approximately 19% from 2006 through 2008.

      Our agreements with cable and DTH operators are renewed or renegotiated from time to time in the ordinary course of business. In some cases, following the expiration of an agreement, the respective operator and we agree to continue to operate under the terms of the expired agreement until a new agreement is negotiated. In any event, our agreements with MSOs and DTH operators generally may be terminated on short notice without penalty.

International

      We currently own and operate or license 23 Playboy-, Spice- and locally-branded TV and movie networks. These include our television networks in the United Kingdom, which are further distributed through DTH and cable television throughout greater Europe. Additionally, we have networks in South East Asia, Australia, New Zealand and Israel. Also, we have equity interests in seven networks in Japan, Latin America, Brazil and Iberia through joint ventures. We hold a 19.9% ownership interest in Playboy Channel Japan and a local adult service, The Ruby Channel. These international networks are generally available on both a PPV and monthly subscription basis. At December 31, 2005, our international TV networks were available in approximately 44.3 million household units outside of the United States and Canada, compared to approximately 40.5 million household units at December 31, 2004. The increase in household units is primarily due to new affiliate launches and growth in existing markets. These networks principally carry U.S.-originated content, which is subtitled or dubbed and complemented by local content. We also generate revenues by licensing programming rights to our extensive library of content to broadcasters internationally.

      We own a 19.0% interest in Playboy TV-Latin America, LLC, or PTVLA, a joint venture with Claxson Interactive Group, Inc., or Claxson, which operates Playboy TV networks in Latin America, Brazil and Iberia, in addition to a local adult service, Venus, in Latin America and Brazil. In these markets, PTVLA operates four networks, distributes Spice Live and licenses content from the Playboy library to broadcasters in the territory. Under the terms of our amended PTVLA operating agreement, Claxson has management control of PTVLA, although we have significant management influence. We provide both programming and the use of our trademarks directly to PTVLA in return for 17.5% of the venture's net revenues with a guaranteed annual minimum. The term of the program supply and trademark agreement for PTVLA expires in 2012, unless terminated earlier in accordance with the terms of the agreement. PTVLA provides the feed for Playboy TV en Espanol and we pay PTVLA a 20% distribution fee for that feed based on the network's net revenues in the United States Hispanic market. Neither Claxson nor we are obligated to make any additional capital contributions to the PTVLA venture. If the management committee of PTVLA determines that additional capital is necessary for the conduct of PTVLA's business, we would have the option to contribute our pro rata share of additional capital. We have an option to purchase up to 49.9% of PTVLA at fair market value through December 23, 2012. In addition, we have the option to purchase the remaining 50.1% of PTVLA at fair market value, exercisable at any time during the period beginning December 23, 2007, and ending December 23, 2008, so long as we have previously or concurrently exercised the 49.9% buy-up option. We have the option to pay the purchase price for the 49.9% buy-up option in cash, shares of our Class B common stock, or Class B stock, or a combination of cash and Class B stock. However, if we exercise both options concurrently, we must use cash to pay the entire purchase price for both options.

      We seek the most appropriate and profitable manner in which to build on the powerful Playboy and Spice brands in each international market. In addition, we seek to generate synergies among our networks by combining operations where practicable, through innovative programming and scheduling, through joint programming acquisitions and by coordinating and sharing marketing activities and materials efficiently throughout the territories in which our programming is aired. We also look to develop and establish relationships with international production companies on a local level in order to create original international product for distribution to our various owned and licensed networks.

      We believe we can grow our international television business through (a) expanding the distribution reach of existing networks, (b) launching and operating additional networks in existing and new markets and (c) increasing subscription penetration and buy rates driven by new programming and scheduling tactics as well as more targeted marketing activities. We also expect that the continued roll out of digital in addressable households in our existing international markets will favorably impact our growth.

      We also have an international Internet presence providing compelling content specifically tailored to individual international audiences. We currently license Playboy sites internationally. Many of our international websites have local editorial staffs that develop original adult-oriented content, make use of content from the local edition of Playboy magazine and translate appropriate Playboy.com content from our domestic website. We have also entered into deals to provide content to wireless customers in over 30 countries. Demand for content delivered to wireless devices continues to grow as wireless technology expands consumers' options.

Online Subscriptions

      Domestically, we offer multiple subscription-based websites and two online VOD theaters under the Playboy and Spice brands. Subscriptions will remain the largest of our online revenue streams in 2006.

      We currently offer four premium clubs with monthly prices ranging from $19.95 to $29.95 and annual prices ranging from $95.40 to $179.40. Our largest club, Playboy Cyber Club, offers access to over 100,000 photos, including Playboy.com's Cyber Girls, many special features on Playmates, celebrities and co-eds and an extensive archive of Playboy magazine interviews. The Playboy TV Jukebox leverages our television and video assets and is geared toward giving the broadband Internet user a unique and high-quality experience. The PlayboyNET and SpiceNet clubs consist of pictorials and video clips organized by thematic interests.

      The Playboy Daily is a sampling that is updated daily and offered for $12.00 a year. This is used as a marketing tool to introduce users to the world of Playboy and to promote our higher-priced premium subscription offerings.

      We also offer various reality clubs through our affiliate websites with prices of $38.80, $58.80 and $95.76 for monthly, three-month and annual subscriptions, respectively.

E-commerce

       Our Playboy-branded e-commerce website, PlayboyStore.com, is the primary destination for purchasing Playboy-branded fashions, calendars, DVDs, jewelry, collectibles, back issues of Playboy magazine and special editions as well as select non-Playboy-branded products. Our Spice-branded e-commerce website, SpiceTVStore.com, offers adult-oriented products, including DVDs, lingerie and sensual products. Our e-commerce business also generates sales from printed catalog mailings of Playboy, Spice and other products not carrying one of our brands.

Other Businesses

      We distribute our original programming domestically in DVD format. We also distribute various non-Playboy-branded movies and continue to re-package and re-market our catalog of previously released DVD titles. These DVDs are sold in video and music stores, other retail outlets, our and other catalogs and online, including PlayboyStore.com. Image Entertainment, Inc., is the primary distributor of our DVD products in the United States and Canada. Mammoth Entertainment distributes our titles throughout Europe, Asia and South America.

      The free area of the Playboy.com website is designed with a goal of converting visitors to purchasers by directing them to our pay sites while also generating revenues from outside advertisers. Playboy.com offers original content and focuses on areas of interest to its target audience, including Arts & Entertainment, On Campus, World of Playboy and Playmates.

      In 2005, we entered into an agreement with SIRIUS Satellite Radio Inc., to launch a new 24-hour Playboy-branded radio channel in 2006. The channel will feature all-new and exclusive content and will leverage our entertainment assets by expanding the Playboy brand on the satellite radio platform. We expect the license fee to exceed our content costs. We also have the opportunity to share in incremental subscriber and advertiser revenues. This agreement has replaced our former agreement with XM Satellite Radio Inc.

      Our online gaming business currently consists of PlayboySportsBook.com and PlayboyCasino.com, which are, though a short-term agreement, licensed and operated by Ladbroke eGaming Ltd. We have jointly implemented safeguards designed to prevent illegal wagering on our sites.

Competition

      Competition among television programming providers is intense for both channel space and viewer spending. Our competition varies in both the type and quality of programming offered, but consists primarily of other premium pay services, such as general-interest premium channels and other adult movie pay services. We compete with the other pay services as we (a) attempt to obtain or renew carriage with DTH operators and individual cable affiliates, (b) negotiate fee arrangements with these operators, (c) negotiate for VOD and SVOD rights and
(d) market our programming to consumers through these operators. Over the past several years, all of the competitive factors described above have adversely impacted us, as has consolidation in the DTH and cable systems industries, which has resulted in fewer, but larger, operators. The availability of, and price pressure from, more explicit content on the Internet and more pay television options, both mainstream and adult, also present a significant competitive challenge.

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

      Internationally, we experience even more significant competitive challenges. Competition abroad results from both the availability of more explicit adult content on free television that is much more prevalent, specifically in Europe, than in the U.S., and competitive pay services. In the U.K., six of our seven networks compete with a total of 34 other adult networks, and in Japan, our two channels compete with 24 adult networks. There are often low barriers to entry, which yield increasing competition, especially from companies in Asia and parts of Europe providing "home grown" content as opposed to dubbed American programs.

      The Internet industry is highly competitive, and we continue to compete for visitors, subscribers, shoppers and advertisers. We believe that the primary competitive factors affecting our Internet operations include brand recognition, the quality of our content and products, technology, including the number of broadband homes, pricing, ease of use, sales and marketing efforts and consumer demographics. We believe that we compete favorably with respect to each of these factors. Additionally, we have the advantage of leveraging the power of the Playboy and

Spice brands in multiple media with our content libraries and marketing to loyal audiences. However, the availability of free content on the Internet continues to provide competitive challenges for operators of pay sites.

PUBLISHING GROUP

      Our Publishing Group operations include the publication of Playboy magazine, as well as other domestic publishing businesses, including special editions, books and calendars and the licensing of international editions of Playboy magazine.

Playboy Magazine

      Founded by Hugh M. Hefner, Editor-In-Chief and Chief Creative Officer, or Mr. Hefner, in 1953, Playboy magazine continues to be the best-selling monthly men's magazine in the United States and in the world, based on the combined circulation of the U.S. and international editions. Circulation of the U.S. edition is approximately 3.0 million copies monthly. Combined average circulation of the 20 licensed international editions is approximately 1.0 million copies monthly. According to Fall 2005 data published by Mediamark Research, Inc., or MRI, an independent market research firm, approximately one in every eight men in the United States aged 18 to 34 reads the U.S. edition of Playboy magazine.

      Playboy magazine plays a key role in driving the continued popularity and recognition of the Playboy brand. Playboy magazine is a general-interest magazine, targeted to men, with a reputation for excellence founded on providing high-quality photography, entertainment and articles on current issues, interests and trends. Playboy magazine consistently includes in-depth, candid interviews with high profile political, business, entertainment and sports figures; pictorials of famous women; and content by leading authors, including the following:

               Interviews        Pictorials        Leading Authors
            --------------   -----------------   ------------------

             Halle Berry     Pamela Anderson       Jimmy Breslin
            George Clooney    Drew Barrymore     William F. Buckley
              Bill Gates      Cindy Crawford        Ethan Coen
            Tommy Hilfiger    Carmen Electra     Michael Crichton
            Michael Jordan     Daryl Hannah      David Halberstam
            Nicole Kidman      Rachel Hunter       Norman Mailer
             Jimmy Kimmel     Elle Macpherson      Jay McInerney
             Les Moonves      Jenny McCarthy     Joyce Carol Oates
            Jack Nicholson    Denise Richards       Scott Turow
             Donald Trump    Anna Nicole Smith      John Updike
            Jesse Ventura      Katarina Witt       Kurt Vonnegut

      Playboy magazine has long been known for its quality of photography, editorial content and illustration in publishing the work of top photographers, writers and artists. Playboy magazine also features lifestyle articles on consumer products, fashion, automobiles and consumer electronics and covers the worlds of sports and entertainment. Three years ago, Playboy magazine was redesigned to appeal to new, young readers while maintaining our existing subscriber base. Literary and libertarian, Playboy magazine continues to upend convention and delight its audience with a varied mix of elements, as it has for over 50 years.

      The net circulation revenues of the U.S. edition of Playboy magazine for 2005, 2004 and 2003 were $59.9 million, $65.2 million and $65.9 million, respectively. Net circulation revenues are gross revenues less commissions, discounts and provisions for newsstand returns, display costs and unpaid subscriptions. Circulation revenue comparisons may be materially impacted with respect to newsstand sales in any period based on sales of issues featuring major celebrities.

      According to the Audit Bureau of Circulations, or ABC, an independent audit agency, for the six months ended December 31, 2005, Playboy magazine was the 13th highest-ranking U.S. consumer publication, with a circulation rate base (the total subscription and newsstand circulation guaranteed to advertisers) of
3.15 million. Playboy magazine's circulation rate base for the same period was larger than each of GQ, Esquire, FHM and

Maxim. Our actual circulation for the six months ended December 31, 2005 was 4.6% below our circulation rate base. As the cost of acquiring new subscribers to maintain that rate base was uneconomical, effective with the January 2006 issue of Playboy magazine, we adjusted, for the first time in ten years, the magazine's circulation rate base to 3.0 million, a 4.8% decrease.

      Playboy magazine has historically generated approximately two-thirds of its revenues from subscription and newsstand circulation, with the remainder primarily from advertising. Subscription copies represent approximately 91% of total copies sold. We believe that managing Playboy's circulation to be primarily subscription driven provides a stable and desirable circulation base, which is attractive to advertisers. According to MRI, the median age of male Playboy readers is 33, with a median annual household income of approximately $58,000, a demographic that we believe is also attractive to advertisers. We also derive revenues from the rental of Playboy magazine's subscriber list.

      We attract new subscribers to Playboy magazine through our own direct mail advertising campaigns, subscription agent campaigns and the Internet, including the Playboy.com website. We recognize revenues from magazine subscriptions over the terms of the subscriptions. Subscription copies of the magazine are delivered through the U.S. Postal Service as periodical mail. We attempt to contain these costs through presorting and other methods.

      Playboy magazine launched a digital edition beginning with the October 2005 issue, in conjunction with Zinio Systems, Inc., the recognized leader in digital publishing and marketing services. Each month, digital copies are delivered to subscribers via the Internet.

      Playboy magazine is one of the highest priced magazines in the United States. The basic U.S. newsstand cover price was $4.99 ($5.99 for the December 2005 and January 2006 holiday issues) and the basic Canadian newsstand cover price was CAN$6.99 (CAN$7.99 for the December 2005 and January 2006 holiday issues). We generally increase the newsstand cover price by $1.00 when there is a feature of special appeal. We price test from time to time and, effective with the February 2006 issue, raised the U.S. and Canadian newsstand cover prices by $1.00 and CAN$1.00, respectively.

      Playboy magazine targets a wide range of advertisers. Advertising by category, as a percent of total advertising pages, and the total number of advertising pages for the last three years were as follows:

                                       Fiscal Year   Fiscal Year   Fiscal Year
                                             Ended         Ended         Ended
Category                                  12/31/05      12/31/04      12/31/03
------------------------------------------------------------------------------
Retail/Direct mail                              27%           22%           25%
Beer/Wine/Liquor                                22            23            20
Tobacco                                         10            17            19
Home electronics                                 6             8             8
Automotive                                       6             7             4
Personal hygiene/Haircare                        6             4             2
Toiletries/Cosmetics                             4             3             3
All other                                       19            16            19
------------------------------------------------------------------------------
Total                                          100%          100%          100%
==============================================================================
Total advertising pages                        479           573           555
==============================================================================

      We continue to focus on securing new advertisers, including expanding advertising from underserved categories. The net advertising revenues of the U.S. edition of Playboy magazine for 2005, 2004 and 2003 were $29.5 million, $36.2 million and $36.1 million, respectively. Net advertising revenues are gross revenues less advertising agency commissions, frequency and cash discounts and rebates. We publish the U.S. edition of Playboy magazine in 15 advertising editions: one upper income zip-coded, eight regional, two state and four metropolitan editions. All contain the same editorial material but provide targeting opportunities for advertisers. We implemented 8% and 4% cost per thousand increases in advertising rates effective with the January 2006 and January 2005 issues, respectively.

      Levels of advertising revenues may be affected by, among other things, increased competition for and decreased spending by advertisers, general economic activity and governmental regulation of advertising content, such as tobacco products. However, since only approximately one-third of Playboy magazine's revenues and less than 10% of the Company's total revenues are from Playboy magazine advertising, we are not overly dependent on this source of revenue.

      Playboy magazine subscriptions are serviced by Communications Data Services, Inc., or CDS. Pursuant to a subscription fulfillment agreement, CDS performs a variety of services, including (a) processing orders or transactions,
(b) receiving,  verifying,  balancing and depositing  payments from subscribers,
(c) printing forms and promotional materials, (d) maintaining master files on all subscribers, (e) issuing bills and renewal notices to subscribers, (f) issuing labels, (g) resolving customer service complaints as directed by us and
(h) furnishing various reports that enable us to monitor all aspects of the subscription operations. The term of the current agreement with CDS has been extended to June 30, 2006, and we are in negotiations to further extend the agreement. Either party may terminate the agreement prior to expiration in the event of material nonperformance by, or insolvency of, the other party. We pay CDS specified fees and charges based on the types and amounts of service performed under the agreement. The fees and charges increase annually based on the consumer price index, to a maximum of six percent in one year. CDS's liability to us for a breach of its duties under the agreement is limited to actual damages of up to $140,000 per event of breach, except in cases of willful breach or gross negligence, in which case the limit is $280,000. The agreement provides for indemnification by CDS of our shareholders and us against claims arising from actions or omissions by CDS in compliance with the terms of the agreement or in compliance with our instructions.

      Domestic distribution of Playboy magazine and special editions to newsstands and other retail outlets is accomplished through Time/Warner Retail Sales and Marketing, or TWRSM, our national distributor. The issues are shipped in bulk to wholesalers, who are responsible for local retail distribution. We receive a substantial cash advance from TWRSM 30 days after the date each issue goes on sale. We recognize revenues from newsstand sales based on estimated copy sales at the time each issue goes on sale and adjust for actual sales upon settlement with TWRSM. These revenue adjustments are not material. Retailers return unsold copies to wholesalers, who count and then shred the returned copies and report the returns by affidavit. The number of copies sold on newsstands varies from month to month, depending in part on consumer interest in the cover, the pictorials and the editorial features. Our current agreement with TWRSM expires with the April 2006 issue of Playboy magazine. We are currently in negotiations to extend this agreement.

      Playboy magazine and special editions are printed at Quad/Graphics, Inc., or Quad, at a single site located in Wisconsin, which ships the product to subscribers and wholesalers. The print run varies each month based on expected sales and is determined with input from TWRSM. Paper is the principal raw material used in the production of these publications. We use a variety of types of high-quality coated and uncoated paper that is purchased from a number of suppliers.

      Magazine publishing companies face intense competition for readers, advertising and newsstand shelf space. Magazines and Internet sites primarily aimed at men are Playboy magazine's principal competitors. Other types of media that carry advertising, such as television, radio and newspapers, also compete with Playboy magazine for advertising revenues.

Other Domestic Publishing

      Our Publishing Group has also created media extensions, such as special editions and calendars, which are primarily sold in newsstand outlets. We published 25 special editions in each of 2005, 2004 and 2003, and we expect to publish the same number in 2006. Due to successful price testing, which we undertake from time to time, effective with the two issues on newsstands in November 2005, the U.S. special editions newsstand cover price increased to $8.99 from $7.99 and the Canadian special editions newsstand cover price increased to CAN$9.99 from CAN$8.99. No cover price increases are currently planned for 2006. Other domestic publishing also includes the production of calendars and licensing rights to third parties to publish books for which we receive royalties.

International Publishing

      We license the right to publish 20 international editions of Playboy magazine to local partners in the following countries: Argentina, Brazil, Bulgaria, Croatia, the Czech Republic, France, Germany, Greece, Hungary, Japan, Mexico, the Netherlands, Poland, Romania, Russia, Serbia, Slovakia, Slovenia, Spain and Ukraine. Combined average circulation of the international editions is approximately 1.0 million copies monthly.

      Local publishing licensees tailor their international editions by mixing the work of their national writers and artists with editorial and pictorial material from the U.S. edition. We monitor the content of the international editions so that they retain the distinctive style, look and quality of the U.S. edition while meeting the needs of their respective markets. The license agreements vary but, in general, are for terms of three to five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are based on both circulation and advertising revenues. The German and Brazilian editions accounted for approximately one-half of our total revenues from international editions in 2005, 2004 and 2003.

LICENSING GROUP

      Our Licensing Group includes the licensing of consumer products carrying one or more of our trademarks and/or images, Playboy-branded retail stores, location-based entertainment destinations and certain revenue generating marketing activities.

      We license the  Playboy  name,  the Rabbit  Head Design and other  images, trademarks and artwork as well as the Spice name and trademarks for the worldwide manufacture, sale and distribution of a variety of consumer products. We work with licensees to develop, market and distribute high-quality Playboy- and Spice-branded merchandise. Our licensed product lines include men's and women's apparel, men's underwear and women's lingerie, accessories, collectibles, cigars, watches, jewelry, fragrances, shoes, luggage, bath and body products, small leather goods, stationery, music, eyewear, barware, home fashions and slot machines. The group also licenses art-related products based on our extensive collection of artwork, most of which were commissioned as illustrations for Playboy magazine. Occasionally, we sell small portions of our art and memorabilia collection through auction houses such as Butterfields, Christie's and Sotheby's. Products are marketed primarily through retail outlets that include department and specialty stores. Our first Playboy concept store, located in an upscale Tokyo shopping district and funded by one of our licensees, opened in 2002. It offers a full collection of Playboy-branded fashion and accessories for men and women, as well as other Playboy-branded products. Similarly, we opened three additional licensed stores in 2005, in Las Vegas, Melbourne and Hong Kong. We expect to open three more stores in 2006.

      We continually seek to license our brand name and images in order to enter new markets and retail categories. In 2005, we launched our first foray into the video game business with the release of Playboy: The Mansion. The state-of-the-art game allows users to simulate the building of the Playboy Empire into a powerful business brand and pursue the ultimate Playboy lifestyle through traditional video game social role-playing and empire building.

      We have recently expanded our licensing activities to include location-based entertainment destinations. In 2004, we announced our participation in location-based entertainment ventures that are currently being developed in Las Vegas and Shanghai. In both cases, our venture partners are providing the funding for the projects and we are contributing the Playboy brand and trademarks and our marketing expertise. The Las Vegas project, located in the new tower currently under construction at the Palms Casino Resort, will include a nightclub, a boutique casino and lounge, a retail store and a sky villa. We project the Las Vegas venture to open during the third quarter of 2006. The Shanghai project will feature restaurants, lounges, a cabaret, a disco, a spa and a boutique.

      While our branded products are unique, we operate in an intensely competitive business that is extremely sensitive to economic conditions and shifts in consumer buying habits or fashion and lifestyle trends, as well as changes in the global retail sales environment.

      Company-wide marketing operations consist of Alta Loma Entertainment, the Playboy Jazz Festival and Playmate Promotions. Alta Loma Entertainment functions as a production company that leverages our assets, including editorial material, as well as icons such as the Playmates, the Playboy Mansion and Mr. Hefner, to develop original programming for other television networks. We have produced the Playboy Jazz Festival on an annual basis in Los Angeles at the Hollywood Bowl since June 1979 and continue our sponsorship of related community events. Playmate Promotions represents the Playmates in advertising campaigns, trade shows, endorsements, commercials, motion pictures, television and videos for us and for outside clients. These businesses are primarily brand builders and are operated at approximately a break-even level of profitability.

SEASONALITY

      Our businesses are generally not seasonal in nature. Revenues and operating results for the quarter ended December 31, however, are typically impacted by higher newsstand cover prices of holiday issues. These higher prices, coupled with typically higher sales of subscriptions of Playboy magazine during that quarter, also result in an increase in accounts receivable. E-commerce revenues and operating results are typically impacted by the holiday buying season, and online subscription revenues and operating results are impacted by decreased Internet traffic during the summer months.

PROMOTIONAL AND OTHER ACTIVITIES

      We believe that our sales of products and services are enhanced by the public recognition of the Playboy brand as symbolizing a lifestyle. In order to establish public recognition, we, among other activities, purchased in 1971 the Playboy Mansion in Los Angeles, California, where Mr. Hefner lives. The Playboy Mansion is used for various corporate activities, including serving as a valuable location for television production, magazine photography and for online, advertising, marketing and sales events. It also enhances our image, as we host many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increases public awareness of us and our products and services. As indicated in Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," or MD&A, and Part III. Item 13. "Certain Relationships and Related Transactions," Mr. Hefner pays us rent for that portion of the Playboy Mansion used exclusively for his and his personal guests' residence as well as for the per-unit value of non-business meals, beverages and other benefits received by him and his personal guests. The Playboy Mansion is included in our Consolidated Balance Sheet at December 31, 2005, at a net book value of $1.5 million, including all improvements and after accumulated depreciation. We incur all operating expenses of the Playboy Mansion, including depreciation and taxes, which were $3.1 million, $3.0 million and $2.3 million for 2005, 2004 and 2003, respectively, net of rent received from Mr. Hefner.

      The Playboy Foundation provides financial support to many not-for-profit organizations and projects throughout the country concerned with issues historically of importance to Playboy magazine and its readers, including anti-censorship efforts, civil rights, AIDS education, prevention and research, reproductive freedom and women's leadership activities.

      Our trademarks and copyrights are critical to the success and growth potential of all of our businesses. We actively protect and defend our trademarks and copyrights throughout the world and monitor the marketplace for counterfeit products. Consequently, we defend our trademarks by initiating legal proceedings, when warranted, to prevent their unauthorized use.

EMPLOYEES

      We employed 725 full-time employees at February 28, 2006. This compares to 657 at February 28, 2005. No employees are represented by collective bargaining agreements. We believe we maintain a satisfactory relationship with our employees.

AVAILABLE INFORMATION

      We make available free of charge on our website, www.playboyenterprises.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC.

      Also posted on our website are the charters of the Audit Committee and Compensation Committee of our Board of Directors, our Code of Business Conduct and our Corporate Governance Guidelines. Copies of these documents are available free of charge by sending a request to Investor Relations, Playboy Enterprises, Inc., 680 North Lake Shore Drive, Chicago, Illinois 60611.

Item 1A. Risk Factors

      In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business and us.

      We may not be able to protect our intellectual property rights.

      We believe that our trademarks, particularly the Playboy name and Rabbit Head Design, and other proprietary rights are critical to our success, growth potential and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and proprietary rights. Our actions to establish and protect our trademarks and other proprietary rights, however, may not prevent imitation of our products by others or prevent others from claiming violations of their trademarks and proprietary rights by us. Any infringement or related claims, even if not meritorious, may be costly and time consuming to litigate, may distract management from other tasks of operating the business and may result in the loss of significant financial and managerial resources, which could harm our business, financial condition or operating results. These concerns are particularly relevant with regard to those international markets, such as China, in which it is especially difficult to enforce intellectual property rights.

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

      In addition, competition among television programming providers is intense for both channel space and viewer spending. Our competition varies in both the type and quality of programming offered, but consists primarily of other premium pay services, such as general-interest premium channels and other adult movie pay services. We compete with other pay services as we attempt to obtain or renew carriage with DTH operators and individual cable affiliates, negotiate fee arrangements with these operators, negotiate for VOD and SVOD rights and market our programming through these operators to consumers. The competition with programming providers has intensified as a result of consolidation in the DTH and cable systems industries, which has resulted in fewer, but larger operators. The impact of industry consolidation, any decline in our access to, and acceptance by, DTH and/or cable systems and the possible resulting deterioration in the terms of agreements, cancellation of fee arrangements or pressure on margin splits with operators of these systems could adversely affect our business, financial condition or results of operations.

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

      Our cable television and DTH operations require continued access to satellite transponders to transmit programming to cable or DTH operators. Material limitations on our access to these systems or satellite transponder capacity could materially adversely affect our business, financial condition or results of operations. Our access to transponders may be restricted or denied if:

            o we or the satellite owner are/is indicted or otherwise charged as a defendant in a criminal proceeding;

            o     the  Federal   Communications   Commission   issues  an  order
                  initiating a proceeding to revoke the satellite owner's authorization to operate the satellite;

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

      The international scope of our operations may contribute to volatile financial results and difficulties in managing our business. For the year ended December 31, 2005, we derived approximately 27% of our consolidated revenues from countries outside the United States. Our international operations expose us to numerous challenges and risks, including, but not limited to, the following:

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

      In addition, important elements of our business strategy, including capitalizing on advances in technology, expanding distribution of our products and content and leveraging cross-promotional marketing capabilities, involve a continued commitment to expanding our business internationally. This international expansion will require considerable management and financial resources.

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

      We are engaged in a business that has experienced significant technological change over the past several years and is continuing to undergo technological change. Our ability to implement our business plan and to achieve the results projected by management will depend on management's ability to anticipate technological advances and implement strategies to take advantage of technological change. Any inability to identify, fund investment in and commercially exploit new technology or the commercial failure of any technology that we pursue, such as VOD and SVOD, could result in our business becoming burdened by obsolete technology and could have a material adverse impact on our business, financial condition or results of operations.

      The online subscription portion of our Entertainment Group may be adversely affected by our failure to implement our business model or to satisfy consumers, by the impact of free content and by any decline in use of the Internet.

      Our online subscription business model relies on expanding our online subscriber base and increasing revenue per subscriber by selling premium content to our online subscribers. There can be no assurance that we will be able to provide the pricing and content necessary to attract new or retain existing subscribers and operate the online portion of our Entertainment Group profitably.

      The Internet industry is highly competitive. If we fail to continue to develop and introduce new content, features, functions or services effectively or fail to improve the consumer experience, our business, financial condition or results of operations could be materially adversely affected.

      To the extent free or low-cost adult content on the Internet continues to be available or increases, it may negatively affect our ability to attract subscribers and other fee-paying customers.

      If use of the Internet declines or fails to grow as projected, we may not realize the expected benefits of our investments in the online business. Internet usage may be inhibited by, among other factors:

            o     inadequate Internet infrastructure;

            o unwillingness of customers to shift their purchasing to online vendors;

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

      Online security breaches could materially adversely affect our business, financial condition or results of operations. Any well-publicized compromise of security could deter use of the Internet in general or use of the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials in particular. In offering online payment services, we may increasingly rely on technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could compromise or breach the algorithms that we use to protect our customers' transaction data. If third parties are able to penetrate our network security or otherwise misappropriate confidential information, we could be subject to liability, which could result in litigation. In addition, experienced programmers or "hackers" may attempt to misappropriate proprietary information or cause interruptions in our services that could require us to expend significant capital and resources to protect against or remediate these problems. Increased scrutiny by regulatory agencies, such as the Federal Trade Commission and state agencies, of the use of customer information could also result in additional expenses if we are obligated to reengineer systems to comply with new regulations or to defend investigations of our privacy practices.

      The uninterrupted performance of our computer systems is critical to the operations of our Internet sites. Our computer systems are located at Level 3 Communications in Chicago, Illinois, and, as such, may be vulnerable to fire, loss of power, telecommunications failures and other similar catastrophes. In addition, we may have to restrict access to our Internet sites to solve problems caused by computer viruses or other system failures. Our customers may become dissatisfied by any disruption or failure of our computer systems that interrupts our ability to provide our content. Repeated system failures could substantially reduce the attractiveness of our Internet sites and/or interfere with commercial transactions, negatively affecting our ability to generate revenues. Our Internet sites must accommodate a high volume of traffic and deliver regularly-updated content. Our sites have, on occasion, experienced slow response times and network failures. These types of occurrences in the future could cause users to perceive our websites as not functioning properly and therefore induce them to frequent Internet sites other than ours. We are also subject to risks from failures in computer systems other than our own because our customers depend on their own Internet service providers for access to our sites. Our revenues could be negatively affected by outages or other difficulties customers experience in accessing our Internet sites due to Internet service providers' system disruptions or similar failures unrelated to our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our Internet systems or the systems of our customers' Internet service providers.

      Piracy of our television networks, programming and photographs could materially reduce our revenues and adversely affect our business, financial condition or results of operations.

      The distribution of our subscription programming by MSOs and DTH operators requires the use of encryption technology to assure that only those who pay can receive programming. It is illegal to create, sell or otherwise distribute mechanisms or devices to circumvent that encryption. Nevertheless, theft of subscription television programming has been widely reported. Theft of our programming reduces future potential revenue. In addition, theft of our competitors' programming can also increase our churn rate. Although MSOs and DTH operators continually review and update their conditional access technology, there can be no assurance that they will be successful in developing or acquiring the technology needed to effectively restrict or eliminate signal theft.

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

      In the past decade, the single-copy magazine distribution system has undergone dramatic consolidation. According to an economic study released by Magazine Publishers of America in October 2001, the number of magazine wholesalers has declined from more than 180 independent distribution owners to just four large wholesalers that handle 90% of the single-copy distribution business. Currently, we rely on a single national distributor, TWRSM, for the distribution of Playboy magazine and special editions to newsstands and other retail outlets. As a result of this industry consolidation, we face increasing pressure to lower the prices we charge to wholesalers and increase our sell-through rates. If we are forced to lower the prices we charge wholesalers, we may experience declines in revenue. If we are unable to meet targeted sell-through rates, we may incur greater expenses in the distribution process. The combination of these factors could negatively impact the profitability and newsstand circulation for Playboy magazine and special editions.

      If we are unable to generate revenues from advertising and sponsorships, or if we were to lose our large advertisers or sponsors, our business would be harmed.

      If companies perceive Playboy magazine or Playboy.com to be a limited or ineffective advertising medium, they may be reluctant to advertise in our products or to be a sponsor of our Company. Our ability to generate significant advertising and sponsorship revenues depends upon several factors, including, among others, the following:

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

      We rely on third parties to service our Playboy magazine subscriptions and to print and distribute the magazine and special editions. If these third parties fail to perform, our business could be harmed.

      We rely on CDS to service Playboy magazine subscriptions. The magazine and special editions are printed at Quad at a single site located in Wisconsin, which ships the product to subscribers and wholesalers. We rely on a single national distributor, TWRSM, for the distribution of Playboy magazine and special editions to newsstands and other retail outlets. If CDS, Quad or TWRSM is unable to or does not perform and we are unable to find alternative services in a timely fashion, our business could be adversely affected.

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

      The cost of postage also affects the profitability of Playboy magazine and our e-commerce catalog business. An increase in postage rates could materially adversely affect our operating performance unless and until we can pass the increase through to the consumer.

      If we experience a significant decline in our circulation rate base, our results could be adversely affected.

      According to ABC, Playboy magazine was the 13th highest-ranking U.S. consumer publication for the six months ended December 31, 2005. Our circulation is primarily subscription driven, with subscription copies comprising approximately 91% of total copies sold. If we either experience a significant decline in subscriptions because we lose existing subscribers or do not attract new subscribers, our results could be adversely affected.

      We may not be able to compete successfully with direct competitors or with other forms of entertainment.

      We derive a significant portion of our revenues from subscriber-based fees, advertising and licensing, for which we compete with various other media, including magazines, newspapers, television, radio and Internet websites that offer customers information and services similar to those that we provide. We also compete with providers of alternative leisure-time activities and media. Competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

      Our businesses are regulated by governmental authorities in the countries in which we operate. Because of our international operations, we must comply with diverse and evolving regulations. Regulation relates to, among other things, licensing, access to satellite transponders, commercial advertising, subscription rates, foreign investment, Internet gaming, use of confidential customer information and content, including standards of decency/obscenity. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and exposing us to significant liabilities. While we are not able to reliably predict particular regulatory developments that could affect us adversely, those regulations related to adult content, the Internet, privacy and commercial advertising illustrate some of the potential difficulties we face.

            o Adult content. Regulation of adult content could prevent us from making our content available in various jurisdictions or otherwise have a material adverse effect on our business, financial condition or results of operations. The governments of some countries, such as China and India, have sought to limit the influence of other cultures by restricting the distribution of products deemed to represent foreign or "immoral" influences. Regulation aimed at limiting minors' access to adult content could also increase our cost of operations and introduce technological challenges, such as by requiring development and implementation of age verification systems.

            o Internet. Various governmental agencies are considering a number of legislative and regulatory proposals that may lead to laws or regulations concerning various aspects of the Internet, including online content, intellectual property rights, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Regulation of the Internet could materially adversely affect our business, financial condition or results of operations by reducing the overall use of the Internet, reducing the demand for our services or increasing our cost of doing business.

            o Regulation of commercial advertising. We receive a significant portion of our advertising revenues from companies selling tobacco and alcohol products. For the year ended December 31, 2005, beer/wine/liquor and tobacco represented 22% and 10%, respectively, of the total advertising pages of Playboy magazine. Significant limitations on the ability of those companies to advertise in Playboy magazine or on our Internet sites because of either legislative, regulatory or court action could materially adversely affect our business, financial condition or results of operations. In August 1996, the Food & Drug Administration announced regulations that prohibited the publication of tobacco advertisements containing drawings, colors or pictures. While those regulations were later held unconstitutional by the Supreme
                  Court of the United States, future attempts may be made by other federal agencies to impose similar or other types of advertising limitations.

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

      These types of claims have been brought, sometimes successfully, against broadcasters, publishers, online services and other disseminators of media content. We could also be exposed to liability in connection with material available through our Internet sites. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on us. In addition, measures to reduce our exposure to liability in connection with material available through our Internet sites could require us to take steps that would substantially limit the attractiveness of our Internet sites and/or their availability in various geographic areas, which would negatively affect their ability to generate revenues.

      Private advocacy group actions targeted at our content could result in limitations on our ability to distribute our products and programming and negatively impact our brand acceptance.

      Our ability to operate successfully depends on our ability to obtain and maintain distribution channels and outlets for our products. From time to time, private advocacy groups have sought to exclude our programming from local pay television distribution because of the adult-oriented content of the programming. In addition, from time to time, private advocacy groups have targeted Playboy magazine and its distribution outlets and advertisers, seeking to limit the magazine's availability because of its adult-oriented content. In addition to possibly limiting our ability to distribute our products and programming, negative publicity campaigns, lawsuits and boycotts could negatively affect our brand acceptance and cause additional financial harm by requiring that we incur significant expenditures to defend our business or by discouraging investors from investing in our securities.

      In  pursuing  selective  acquisitions,  we may  incur  various  costs  and
liabilities  and  we  may  never  realize  the   anticipated   benefits  of  the
acquisitions.

      If appropriate opportunities become available, we may acquire businesses, products or technologies that we believe are strategically advantageous to our business. Transactions of this sort could involve numerous risks, including:

            o unforeseen operating difficulties and expenditures arising from the process of integrating any acquired business, product or technology, including related personnel;

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

      When we acquire businesses, products or technologies, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks. We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company. As a successor, we may be responsible for any past or continuing violations of law by the seller or the target company, including violations of decency laws. Although we generally attempt to seek contractual protections, such as representations and warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs. Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the scope, duration or amount of the seller's indemnification obligations.

      Our significant debt could adversely affect our business, financial condition or results of operations.

      We have a significant amount of debt. At December 31, 2005, we had total financing obligations of $115.0 million, all of which consisted of our 3.00% convertible senior subordinated notes due 2025, or the convertible notes. In addition, we have a $50.0 million revolving credit facility. At December 31, 2005, there were no borrowings and $9.8 million in letters of credit outstanding under this facility, resulting in $40.2 million of available borrowings under this facility.

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

      Our ability to make payments of principal and interest on our debt depends upon our future performance, general economic conditions and financial, business and other factors affecting our operations, many of which are beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our debt we may be required, among other things:

            o     to seek additional financing in the debt or equity markets;

            o     to  refinance  or  restructure  all or a portion  of our debt;
                  and/or

            o     to sell assets.

      These measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.

      The terms of our existing credit facility impose restrictions on us that may affect our ability to successfully operate our business.

      Our existing credit facility contains covenants that limit our actions. These covenants could materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interests. The covenants limit our ability to, among other things:

            o     incur or guarantee additional indebtedness;

            o     repurchase capital stock;

            o     make loans and investments;

            o enter into agreements restricting our subsidiaries' abilities to pay dividends;

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

      Ownership of Playboy Enterprises, Inc., is concentrated.

      As of December 31, 2005, Mr. Hefner beneficially owned 69.53% of our Class A common stock. As a result, given that our Class B stock is nonvoting, Mr. Hefner possesses influence on matters including the election of directors as well as transactions involving a potential change of control. Mr. Hefner may support, and cause us to pursue, strategies and directions with which holders of our securities disagree. The concentration of our share ownership may delay or prevent a change in control, impede a merger, consolidation, takeover, or other transaction involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

      Future sales or issuances of equity could depress the market price of our common stock and be dilutive and affect our ability to raise funds through equity issuances.

      If our stockholders sell substantial amounts of our common stock or if we issue substantial additional amounts of our equity securities, or if there is a belief that such sales or issuances could occur, the market price of our common stock could fall. These factors could also make it more difficult for us to raise funds through future offerings of equity securities. In July 2001, we acquired The Hot Network, The Hot Zone and the related television assets of Califa Entertainment Group, Inc., or Califa, and the Vivid TV network and related television assets of V.O.D., Inc., or VODI, which we refer to as the Califa acquisition. In connection with the Califa acquisition, we are obligated to make remaining payments totaling approximately $19.8 million over the next six years. We have the option to pay up to $14.0 million of these scheduled payments in cash or shares of our Class B stock. In addition, we may be obligated to pay cash or issue additional shares to the sellers in the Califa acquisition as make-whole payments or as interest on unpaid portions of the purchase price. The obligation to make these payments would arise in the event that we opt to make scheduled payments by issuing shares of our Class B stock and the shares are not registered under the Securities Act of 1933, as amended, in a timely fashion or the proceeds from the sale of the shares to the sellers in the Califa acquisition are less than the aggregate value of those shares at the time of their issuance. The number of shares issued in satisfaction of each payment will be based on the market price of Class B stock surrounding the payment dates. See Note (C), Acquisition, to the Notes to Consolidated Financial Statements for additional information.

      In addition, if we exercise our option to buy 49.9% of PTVLA we may use our Class B stock to do so. See Note (D), Restructuring of Ownership of International TV Joint Ventures, to the Notes to Consolidated Financial Statements for additional information.

Item 1B. Unresolved Staff Comments

      None.

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

      New York, New York        This  space   serves  as  our   Publishing   and
                                Licensing   Groups'   headquarters,    and   the
                                Entertainment    Group   and    executive    and
                                administrative personnel use a limited amount of space.

      London, England           This  space  is  used  by our  Playboy  TV  U.K.
                                executive and administrative personnel and as a programming facility.

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

      Rocklin, California       This space is used by our Entertainment Group in
                                the  production  and   distribution   of  online
                                content.

Property Owned:

      Los Angeles, California   The   Playboy   Mansion  is  used  for   various
                                corporate activities, including serving as a valuable location for television production, magazine photography and for online, advertising and sales events. It also enhances our image as host for many charitable and civic functions.

      We have subleased a portion of our excess office space as a result of our restructuring efforts.

Item 3. Legal Proceedings

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas, against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998, due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of approximately $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and approximately $0.3 million for lost profits, respectively, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we are vigorously pursuing an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $9.4 million (which represents the amount of the judgment, costs and estimated pre- and post-judgment interest) in connection with the appeal. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, or Statement 5, no liability has been accrued.

      On May 17, 2001, Logix Development Corporation, or Logix, D. Keith Howington and Anne Howington filed suit in state court in Los Angeles County Superior Court in California against Spice Entertainment Companies, Inc., or Spice, Emerald Media, Inc., or EMI, Directrix, Inc., or Directrix, Colorado Satellite Broadcasting, Inc., New Frontier Media, Inc., J. Roger Faherty, or Faherty, Donald McDonald, Jr., and Judy Savar. On February 8, 2002, plaintiffs amended the complaint and added as a defendant Playboy, which acquired Spice in 1999. The complaint alleged 11 contract and tort causes of action arising principally out of a January 18, 1997, agreement between EMI and Logix in which EMI agreed to purchase certain explicit television channels broadcast over C-band satellite. The complaint further sought damages from Spice based on Spice's alleged failure to provide transponder and uplink services to Logix. Playboy and Spice filed a motion to dismiss the plaintiffs' complaint. After pre-trial motions, Playboy was dismissed from the case and a number of causes of action were dismissed against Spice. A trial date for the remaining breach of contract claims against Spice was set for December 10, 2003, and then continued, first to February 11, 2004, and then to March 17, 2004. Spice and the plaintiffs filed cross-motions for summary judgment or, in the alternative, for summary adjudication, on September 5, 2003. Those motions were heard on November 19, 2003, and were denied. In February 2004, prior to the trial, Spice and the plaintiffs agreed to a settlement in the amount of $8.5 million, which we recorded as a charge in the fourth quarter of 2003, $6.5 million of which was paid in 2004 and $1.0 million in 2005. The remaining $1.0 million was paid in January 2006.

      On April 12, 2004, Faherty filed suit in the United States District Court for the Southern District of New York against Spice, Playboy, Playboy Enterprises International, Inc., or PEII, D. Keith Howington, Anne Howington and Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice with respect to defense costs and liabilities incurred by Faherty in the litigation described in the preceding paragraph, or the Logix litigation. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22.5 million in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. Faherty filed post-trial motions for a judgment notwithstanding the verdict and a new trial, but these motions were both denied on or about September 21, 2004. On October 20, 2004, Faherty filed a notice of appeal from the verdict. In consideration of this appeal, Faherty and Playboy have agreed to seek a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York. In the event Faherty's indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with Statement 5, no liability has been accrued.

      On September 26, 2002, Directrix filed suit in the U.S. Bankruptcy Court in the Southern District of New York against Playboy Entertainment Group, Inc. In the complaint, Directrix alleged that it was injured as a result of the termination of a Master Services Agreement under which Directrix was to perform services relating to the distribution, production and post-production of our cable networks and a sublease agreement under which Directrix would have subleased office, technical and studio space at our Los Angeles production facility. Directrix also alleged that we breached an agreement under which Directrix had the right to transmit and broadcast certain versions of films through C-band satellite, commonly known as the TVRO market, and through Internet distribution. On November 15, 2002, we filed an answer denying Directrix's allegations, along with counterclaims against Directrix relating to the Master Services Agreement and seeking damages. On May 15, 2003, we filed an amended answer and counterclaims. On July 30, 2003, Directrix moved to dismiss one of the amended counterclaims, and on October 20, 2003, the Court denied Directrix's motion. The parties are engaged in discovery. We believe that we have good defenses against Directrix's claims. We believe it is not probable that a material judgment against us will result. In accordance with Statement 5, no liability has been accrued.

      In the fourth quarter of 2004, we received a $5.6 million insurance recovery partially related to the prior year litigation settlement with Logix.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Stock price information, as reported in the New York Stock Exchange Composite Listing, is set forth in Note (W), Quarterly Results of Operations (Unaudited), to the Notes to Consolidated Financial Statements. Our securities are traded on the exchanges listed on the cover page of this Annual Report on Form 10-K under the ticker symbols PLA A (Class A voting) and PLA (Class B nonvoting). At February 28, 2006, there were 3,432 and 6,979 holders of record of Class A and Class B common stock, respectively. There were no cash dividends declared during 2005, 2004 or 2003.

      As previously reported in our Current Report on Form 8-K, dated March 9, 2005 and filed March 15, 2005, and our Current Report on Form 8-K, dated March 28, 2005 and filed April 1, 2005 and as more fully described in Note (N), Financing Obligations, to the Notes to Consolidated Financial Statements, in March 2005, we issued and sold in a private placement $115.0 million aggregate principal amount of our convertible notes.

      Other information required under this Item is contained in our Notice of Annual Meeting of Stockholders and Proxy Statement, or collectively, the Proxy Statement (to be filed), relating to the Annual Meeting of Stockholders to be held in May 2006, which will be filed within 120 days after the close of our fiscal year ended December 31, 2005, and is incorporated herein by reference.

Item 6. Selected Financial Data
(in thousands, except per share amounts, number of employees and advertising pages)

                                                           Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year    Fiscal Year
                                                                 Ended          Ended          Ended          Ended          Ended
                                                              12/31/05       12/31/04       12/31/03       12/31/02       12/31/01
----------------------------------------------------------------------------------------------------------------------------------
Selected financial data (1)
Net revenues                                               $   338,153    $   329,376    $   315,844    $   277,622    $   287,583
Interest expense, net                                           (4,769)       (13,108)       (15,946)       (15,022)       (13,184)
Income (loss) before
   cumulative effect of change in accounting principle            (735)         9,989         (7,557)       (17,135)       (29,323)
Net income (loss)                                                 (735)         9,989         (7,557)       (17,135)       (33,541)
Net income (loss) applicable to common shareholders               (735)         9,561         (8,450)       (17,135)       (33,541)
Basic and diluted earnings (loss) per common share
   Income (loss) before
     cumulative effect of change in accounting principle         (0.02)          0.30          (0.31)         (0.67)         (1.20)
   Net income (loss)                                             (0.02)          0.30          (0.31)         (0.67)         (1.37)
EBITDA: (2)
   Net income (loss)                                              (735)         9,989         (7,557)       (17,135)       (33,541)
   Adjusted for:
     Cumulative effect of change in accounting principle            --             --             --             --          4,218
     Interest expense                                            6,986         13,687         16,309         15,147         13,970
     Income tax expense                                          3,998          3,845          4,967          8,544            996
     Depreciation and amortization                              42,540         47,100         49,558         51,619         51,904
     Amortization of deferred financing fees                       635          1,266          1,407            993            905
     Amortization of restricted stock awards                       601            682             45          2,748             --
     Equity in operations of investments                           383             71             80           (279)           746
                                                           -----------------------------------------------------------------------
   EBITDA                                                  $    54,408    $    76,640    $    64,809    $    61,637    $    39,198
==================================================================================================================================
At period end (3)
Cash and cash equivalents and marketable securities
   and short-term investments                              $    52,052    $    50,720    $    34,878    $     6,795    $     7,792
Total assets                                                   428,969        416,330        413,809        365,470        420,625
Long-term financing obligations                                115,000         80,000        115,000         68,865         78,017
Redeemable preferred stock                                          --             --         16,959             --              --
Total shareholders' equity                                 $   157,247    $   162,158    $   100,344    $    81,523    $    73,869
Long-term financing obligations as a
   percentage of total capitalization                               41%            32%            52%            44%            49%
Number of common shares outstanding
   Class A voting                                                4,864          4,864          4,864          4,864          4,864
   Class B nonvoting                                            27,880         28,521         22,579         21,181         19,666
Number of full-time employees                                      709            645            592            581            610
----------------------------------------------------------------------------------------------------------------------------------
Selected operating data
Cash investments in Company-produced and
   licensed entertainment programming                      $    33,075    $    41,457    $    44,727    $    41,717    $    37,254
Cash investments in online content                               2,242          2,317          2,436          4,434          4,739
                                                           -----------------------------------------------------------------------
   Total cash investments in programming and content            35,317         43,774         47,163         46,151         41,993
Amortization of investments in Company-produced
   and licensed entertainment programming                       37,450         41,695         40,603         40,626         37,395
Amortization of investments in online content                    2,626          2,317          2,436          4,434          4,739
                                                           -----------------------------------------------------------------------
   Total amortization of programming and content           $    40,076    $    44,012    $    43,039    $    45,060    $    42,134
Domestic TV household units (at period end): (4)
   Playboy TV networks
     DTH                                                        26,800         24,400         21,600         19,200         18,100
     Cable                                                      20,100         21,800         21,400         19,700         18,100
   Movie networks
     DTH                                                        53,000         48,200         42,200         38,400         35,300
     Cable                                                      43,800         46,000         49,700         47,700         42,300
On-demand households:
     VOD                                                         8,600          5,000          1,600          1,500             --
     SVOD                                                        1,900          1,500            800            700             --
International TV household units (at period end) (4)            44,300         40,500         37,000         30,900         29,500
Playboy magazine advertising pages                                 479            573            555            515            618
----------------------------------------------------------------------------------------------------------------------------------

      For a more detailed description of our financial position, results of operations and accounting policies, please refer to Part II. Item 7. "MD&A" and
Part II. Item 8. "Financial Statements and Supplementary Data."

(1) 2005 included $19.3 million of debt extinguishment expense related to the redemption of $80.0 million of our senior secured notes. 2004 included $5.9 million of debt extinguishment expense related to the redemption of $35.0 million of our senior secured notes and a $5.6 million insurance recovery partially related to an $8.5 million charge recorded in 2003 for a litigation settlement. 2003 included $3.3 million of debt extinguishment expense related to prior financing obligations, which were paid upon completion of our debt offering. 2002 included a $5.8 million noncash income tax charge related to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and $6.6 million in restructuring expenses. 2001 included a $4.2 million noncash charge representing a "Cumulative effect of change in accounting principle" related to the adoption of Statement of Position 00-2, Accounting by Producers or Distributors of Films, and restructuring expenses of $3.5 million. There were no cash dividends declared on our common stock during the periods presented.

(2) EBITDA represents earnings from continuing operations before cumulative effect of change in accounting principle, interest expense, income taxes, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees, expenses related to the vesting of restricted stock awards and equity in operations of investments. We evaluate our operating results based on several factors, including EBITDA. We consider EBITDA an important indicator of the operational strength and performance of our ongoing businesses, including our ability to provide cash flows to pay interest, service debt and fund capital expenditures. EBITDA eliminates the uneven effect across business segments of noncash depreciation of property and equipment and amortization of intangible assets. Because depreciation and amortization are noncash charges, they do not affect our ability to service debt or make capital expenditures. EBITDA also eliminates the impact of how we fund our businesses and the effect of changes in interest rates, which we believe relate to general trends in global capital markets but are not necessarily indicative of our operating performance. Finally, EBITDA is used to determine compliance with some of the terms of our credit facility. EBITDA should not be considered an alternative to any measure of performance or liquidity under generally accepted accounting principles in the United States, or GAAP. Similarly, EBITDA should not be inferred as more meaningful than any of those measures.

(3)   Certain adjustments to prior periods have been made to reflect the current
      year's  restatements.   See  Note  (B),  Restatements,  to  the  Notes  to
      Consolidated Financial Statements.

(4) Each household unit is defined as one household carrying one given network per carriage platform. A single household can represent multiple household units if two or more of our networks and/or multiple distribution platforms (i.e., digital and analog) are available to that household.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      Since our inception in 1953 as the publisher of Playboy magazine, we have become a world leader in the development and distribution of multimedia lifestyle entertainment for adult audiences. Today, our businesses are classified into three reportable segments: Entertainment, Publishing and Licensing. In the fourth quarter of 2004, we announced the realignment of our existing Online and Entertainment segments into a combined Entertainment Group. The new operating structure was designed to streamline operations, maximize return on content creation and increase responsiveness to customers. Prior periods have been restated to reflect the realignment of our reportable segments. In the fourth quarter of 2005, we repurchased the remaining minority interest in Playboy.com, Inc., or Playboy.com, that we did not own. Subsequent to the repurchases, Playboy.com became a wholly owned subsidiary of ours.

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and the accompanying notes.

REVENUES

      Today we generate most of our Entertainment Group revenues from pay-per-view, or PPV, fees for our television network offerings, including Playboy- and Spice-branded domestic and international networks. Our network revenues are affected by marketing and retail price, which are controlled by the distributors, our revenue splits with distributors, which are negotiated, and the demand for our programming. We believe television revenues will increasingly be generated from video-on-demand, or VOD, and subscription video-on-demand, or SVOD, technologies. Internationally, we own and operate or license 23 Playboy-, Spice- and locally-branded television and movie networks, and we have equity interests in seven additional networks through joint ventures. We also receive licensing fees from Playboy websites and wireless providers outside of the United States. Subscription revenues are from multiple club websites, which offer unique content under the Playboy, Spice and other brand names. E-commerce revenues include the sale of our branded and other consumer products, both online and through direct mail. We monetize online traffic via advertising and online gaming license fees. Entertainment Group revenues also include the sale of DVDs.

      The majority of our Publishing Group revenues are derived from circulation, both subscription and newsstand sales, of Playboy magazine and special editions. Additionally, the group generates sales from advertising in Playboy magazine as well as from royalties on circulation and advertising from our 20 licensed international editions. Our subscription revenues are fairly consistent, while newsstand sales are typically higher for issues containing celebrity pictorials or other special content, such as high-profile articles or interviews. The group's revenues fluctuate with the general condition of the local and national economies, which affect newsstand sales as well as advertising buying patterns.

      Licensing Group revenues are principally generated from royalties received for the international and domestic licensing of our brands on consumer and entertainment products as well as from periodic auction sales of small portions of our art and memorabilia collection. In the future, revenues will also be generated from location-based entertainment projects.

COSTS AND OPERATING EXPENSES

      Entertainment Group expenses include television programming amortization, online content, network distribution, hosting, sales and marketing and administrative expenses. Trademark license and administrative fees to the parent company, which had been charged to the Entertainment Group for Playboy.com's use, will be eliminated in 2006 now that Playboy.com is a wholly owned subsidiary. Amortization and content expenses relate to the expenditures associated with the creation of Playboy programming, the licensing of third-party programming for our movie networks and the creation of content for our websites, wireless and satellite radio providers.

      Publishing Group expenses include manufacturing, subscription promotion, editorial, shipping and administrative expenses. Manufacturing, which includes the production of the magazine, represents the largest cost of the group and fluctuates by issue due mainly to the cost of paper and the number of pages in the magazine.

      Licensing Group expenses include agency fees, promotion, development and administrative expenses.

      Corporate Administration and Promotion expenses include general corporate costs such as technology, legal, security, human resources, finance, investor relations and communications, as well as company-wide marketing and promotions, including expenses related to the Playboy Mansion.

RESULTS OF OPERATIONS (1)

The following table represents our results of operations (in millions, except per share amounts):

                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/05         12/31/04          12/31/03
-------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV networks                                              $      98.6      $      96.9       $      95.3
   International                                                            52.1             45.3              37.9
   Online subscriptions                                                     26.1             21.5              18.2
   E-commerce                                                               20.8             18.7              16.8
   Other                                                                     5.8              6.8               7.5
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                     203.4            189.2             175.7
-------------------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                         89.4            101.5             102.0
   Other domestic publishing                                                10.5             11.9              13.0
   International publishing                                                  6.6              6.4               5.7
-------------------------------------------------------------------------------------------------------------------
   Total Publishing                                                        106.5            119.8             120.7
-------------------------------------------------------------------------------------------------------------------
Licensing
   International licensing                                                  18.9             12.1               8.0
   Domestic licensing                                                        3.5              3.1               3.2
   Entertainment licensing                                                   1.8              2.0               1.4
   Marketing events                                                          3.6              3.0               2.9
   Other                                                                     0.5              0.2               3.9
-------------------------------------------------------------------------------------------------------------------
   Total Licensing                                                          28.3             20.4              19.4
-------------------------------------------------------------------------------------------------------------------
Total net revenues                                                   $     338.2      $     329.4       $     315.8
===================================================================================================================

Net income (loss)
Entertainment
   Before programming amortization and online content expenses       $      81.1      $      77.1       $      73.9
   Programming amortization and online content expenses                    (40.1)           (44.0)            (43.0)
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                      41.0             33.1              30.9
-------------------------------------------------------------------------------------------------------------------
Publishing                                                                  (6.5)             6.2               5.2
-------------------------------------------------------------------------------------------------------------------
Licensing                                                                   16.1             10.5              10.3
-------------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                     (19.6)           (18.2)            (16.6)
-------------------------------------------------------------------------------------------------------------------
Total segment income                                                        31.0             31.6              29.8
Restructuring expenses                                                      (0.1)            (0.7)             (0.3)
-------------------------------------------------------------------------------------------------------------------
Operating income                                                            30.9             30.9              29.5
-------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                         2.2              0.6               0.4
   Interest expense                                                         (7.0)           (13.7)            (16.3)
   Amortization of deferred financing fees                                  (0.6)            (1.3)             (1.4)
   Minority interest                                                        (1.6)            (1.4)             (1.7)
   Debt extinguishment expenses                                            (19.3)            (5.9)             (3.3)
   Insurance/litigation settlements                                           --              5.6              (8.5)
   Other, net                                                               (1.3)            (1.0)             (1.3)
-------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                                 (27.6)           (17.1)            (32.1)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                            3.3             13.8              (2.6)
Income tax expense                                                          (4.0)            (3.8)             (5.0)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $      (0.7)     $      10.0       $      (7.6)
===================================================================================================================

Net income (loss)                                                    $      (0.7)     $      10.0       $      (7.6)
-------------------------------------------------------------------------------------------------------------------
Dividend requirements of preferred stock                                      --             (0.4)             (0.9)
-------------------------------------------------------------------------------------------------------------------
Income (loss) applicable to common shareholders                      $      (0.7)     $       9.6       $      (8.5)
===================================================================================================================

Basic and diluted earnings (loss) per common share                   $     (0.02)     $      0.30       $     (0.31)
===================================================================================================================

(1) Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

2005 COMPARED TO 2004

      Our revenues increased $8.8 million, or 3%, compared to the prior year due to higher revenues from our Entertainment and Licensing Groups, partially offset by expected lower revenues from our Publishing Group.

      Operating income of $30.9 million was flat for the year, reflecting improved results from our Entertainment and Licensing Groups, offset by significantly lower results from our Publishing Group and higher Corporate Administration and Promotion expenses.

      The net loss of $0.7 million for 2005 included $19.3 million of debt extinguishment expense. A decrease in interest expense related to our first quarter debt refinancing favorably impacted 2005. In 2004, we recorded $5.9 million of debt extinguishment expense and received a $5.6 million insurance recovery partially related to a charge recorded in the prior year for a litigation settlement with Logix Development Corporation, or Logix. See the Debt Financing section within Liquidity and Capital Resources for additional information.

Entertainment Group

      The following discussion focuses on the revenue and profit contribution before programming amortization and online content expenses of each of our Entertainment Group businesses.

      Revenues from our domestic TV networks increased $1.7 million, or 2%, in 2005. Direct-to-home, or DTH, revenues increased $2.9 million, or 13%, primarily due to subscriber growth and an increase in average PPV buys. The revenue increases were partially offset by decreased Playboy TV cable PPV buys, as certain cable companies continue migrating consumers from linear channels to VOD. As a result of this transition to VOD, revenues from Playboy TV cable decreased $2.0 million, or 8%, in 2005. Movie network revenues decreased $3.7 million, or 10%, primarily as a result of decreased PPV buys stemming from the transition to VOD. Total VOD revenues increased $2.8 million, or 76%, in the current year due to the continued roll out of VOD service in additional cable systems as well as to a growing number of consumer buys in existing cable systems. Revenues associated with renting our studio facility and providing various related services to third parties increased $0.8 million, or 28%, in 2005. Domestic TV network revenues were favorably impacted by the discontinuation of a distributor's high-definition subscription service agreement, which resulted in the accelerated recognition of the remaining $1.4 million of deferred revenue associated with the service agreement. In 2004, movie network revenues were impacted by a $1.5 million unfavorable adjustment from an unanticipated retroactive rate reduction related to the earlier acquisition of one large MSO by another. Profit contribution from domestic TV networks decreased $0.2 million, or 0.3%, for the year. A $1.3 million adjustment for a contractual obligation related to licensed programming combined with higher overhead costs related to the operation of our production facility more than offset the revenue increases described above.

      International revenues increased $6.8 million, or 15%, in 2005. International television revenues increased $4.7 million, or 11%, in 2005 primarily due to increased revenues from several third-party licensees and new networks in operation for a full year in Australia and Germany. Additionally, the launch of three DTH channels in the U.K. contributed favorably to 2005 revenues. International online and wireless revenues increased $2.1 million, or 67%, due to increased royalties from existing wireless partners and new license agreements. Profit contribution from our international entertainment businesses increased $3.7 million, or 20%, in 2005 due to the higher revenues mentioned above, partially offset by increased marketing and operating costs related to the newly launched channels.

      Domestic online subscription revenues increased $4.6 million, or 22%, in 2005 primarily due to the acquisition of an affiliate network of websites late in the year. Profit contribution increased $0.7 million, or 5%, as increased technology and marketing initiatives and expenses related to our newly acquired affiliate network of websites mostly offset the revenue increase.

      E-commerce revenues increased $2.1 million, or 11%, in 2005 as a result of a $1.2 million payment we received related to the termination of a marketing alliance combined with increased catalog and business-to-business revenues. E-commerce profit contribution decreased $0.7 million, or 35%, as higher catalog production, marketing, product, and fulfillment expenses more than offset the revenue increase.

      Profit contribution from other businesses decreased $0.5 million, or 26%, in 2005. Higher online advertising revenues and lower worldwide DVD cost of sales and marketing expenses were more than offset by a $1.1 million favorable adjustment recorded in the prior year.

      The group's administrative expenses decreased $0.8 million, or 3%, in 2005 primarily due to lower legal costs in the current year and a contractually obligated severance charge recorded in the prior year, partially offset by higher performance-based compensation expense in the current year.

      Programming amortization and online content expenses decreased $3.9 million, or 9%, primarily due to the mix of programming. We will continue to acquire and produce content that can be repurposed across our VOD, online, wireless and satellite radio platforms. We anticipate programming amortization expense to be approximately $37.0 million and online content expense to be approximately $5.7 million in 2006, which could vary based on, among other things, the timing of completing productions.

      As a result of the above, segment income for the group increased $7.9 million, or 24%, in 2005 compared to 2004.

Publishing Group

      Playboy magazine revenues decreased $12.1 million, or 12%, in 2005. Advertising revenues decreased $6.7 million due to fewer advertising pages and slightly lower net revenue per page. Newsstand revenues in 2005 were $3.6 million lower principally due to fewer copies sold in the current year, partially offset by higher display costs in the prior year. Additionally, the current year included an unfavorable adjustment of $0.1 million related to the prior year's issues compared to a $0.5 million favorable adjustment in the prior year. Subscription revenues decreased $1.8 million primarily due to lower average net revenue per copy, partially offset by an increase in the number of subscription copies served and lower bad debt expense in the current year. Higher favorable adjustments recorded in the prior year to recognize revenues for paid subscriptions that will not be served also contributed to the decrease in 2005. Advertising sales for the 2006 first quarter magazine issues are closed, and we expect to report approximately 33% lower advertising revenues and 30% fewer advertising pages compared to the 2005 first quarter as the result of continuing softness in the market.

      Revenues from our other domestic publishing businesses decreased $1.4 million, or 12%. This was primarily due to fewer newsstand copies of special editions sold in the current year combined with higher unfavorable adjustments to the prior year's issues in the current year, partially offset by higher display costs in the prior year.

      International publishing revenues increased $0.2 million, or 3%.

      The group's segment profitability decreased $12.7 million in 2005 as a result of the lower revenues discussed above combined with higher paper costs of $1.7 million and higher subscription acquisition expenses of $1.0 million, partially offset by a decrease of $3.2 million in editorial content expenses in the current year.

      We do not expect a material change in either the newsstand or advertising environments, and we expect a decline in profitability from our subscriptions business. Increased postage costs as well as the continued impact of 2005 paper price increases will have an unfavorable impact on 2006 results but will be mitigated by our decisions to reduce Playboy magazine's circulation rate base effective with the January 2006 issue and increase the cover price by $1.00 effective with the February 2006 issue. We believe that the first quarter will be the worst for our Publishing Group in 2006, and we will continue to work to meet our goal of lower losses in 2006 compared to 2005.

Licensing Group

      Licensing Group revenues increased $7.9 million, or 39%, in 2005 primarily due to higher royalties from existing and new licensees in Europe and Asia. The group's segment income increased $5.6 million, or 54%, due to the revenue increase, partially offset by higher revenue-related expenses and development costs related to our location-based entertainment business.

      We are projecting 15 - 20% growth in the Licensing Group's 2006 segment income because of the strength of the core licensing business.

Corporate Administration and Promotion

      Corporate Administration and Promotion expenses for 2005 increased $1.4 million, or 8%, largely due to an increase in performance-based compensation and audit expenses, partially offset by the impact of a legal settlement in the prior year. In 2006, Corporate Administration and Promotion expenses are expected to increase materially. This is largely due to the previously mentioned minority interest repurchase, which resulted in the elimination of our intra-company agreements related to trademark, content and administrative fees. This will cause Corporate Administration and Promotion expenses to increase by approximately $5.0 million, with a corresponding improvement primarily in the Entertainment Group.

Restructuring Expenses

      In 2005, we recorded an additional charge of $0.1 million related to the 2002 restructuring plan as a result of changes in plan assumptions primarily related to excess office space. There were no additional charges related to the 2001 restructuring plan. Of the total costs related to these restructuring plans, approximately $10.0 million was paid by December 31, 2005, with the remainder of $1.2 million to be paid through 2007.

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

      The   following   table   displays   the  activity  and  balances  of  the
restructuring reserve account for the years ended December 31, 2005, 2004 and 2003 (in thousands):

                                                   Consolidation
                                   Workforce   of Facilities and
                                   Reduction          Operations          Total
-------------------------------------------------------------------------------
Balance at December 31, 2002 (1)   $   2,772          $    3,805      $   6,577
Adjustment to previous estimate         (168)                518            350
Cash payments                         (1,974)             (1,760)        (3,734)
-------------------------------------------------------------------------------
Balance at December 31, 2003             630               2,563          3,193
Additional reserve recorded              466                  --            466
Adjustment to previous estimate           --                 278            278
Cash payments                           (917)             (1,014)        (1,931)
-------------------------------------------------------------------------------
Balance at December 31, 2004             179               1,827          2,006
Adjustment to previous estimate           17                 132            149
Cash payments                           (196)               (749)          (945)
-------------------------------------------------------------------------------
Balance at December 31, 2005       $      --          $    1,210      $   1,210
===============================================================================

(1) The balance at December 31, 2002, consisted of remaining cash payments from our prior restructuring plans.

Nonoperating Income (Expense)

      In 2005, we recorded total nonoperating expense of $27.6 million compared to $17.1 million in the prior year. The current year included $19.3 million of debt extinguishment expense, or a $13.4 million increase, compared to the prior year, and $7.0 million, or a $6.7 million decrease in interest expense compared to the prior year related to our first quarter debt refinancing. In 2004, we recorded $5.9 million of debt extinguishment expense and received a $5.6 million insurance recovery partially related to a charge recorded in the prior year for a litigation settlement with Logix.

Income Tax Expense

      Our effective income tax rate differs from U.S. statutory rates primarily as a result of the increase in the valuation allowance related to the recognition of our net operating loss, or NOL, carryforwards and the effect of the deferred tax treatment of certain indefinite-lived intangibles.

      In 2005, we increased the valuation allowance, as adjusted, by $2.6 million related to the recognition of our NOLs and the effect of the deferred tax treatment of certain acquired intangibles. In 2004, we decreased the valuation allowance by $9.2 million, of which $4.8 million was due to the reduction in the deferred tax asset related to 2004 net income and the remainder was primarily due to the expiration of a portion of our capital loss carryforward and the deferred tax treatment of certain acquired intangibles.

2004 COMPARED TO 2003

      Our revenues increased approximately $13.6 million, or 4%, compared to 2003 primarily due to higher revenues from our Entertainment Group.

      Operating income increased $1.4 million in 2004 primarily due to improved operating results from each of our groups, offset in part by higher planned Corporate Administration and Promotion expenses.

      Net income of $10.0 million for 2004 included a $5.6 million insurance recovery partially related to a charge recorded in 2003 for a litigation settlement with Logix. 2004 included $5.9 million of debt extinguishment expense related to the second quarter bond redemption comprised of $3.9 million for the bond redemption premium and approximately $2.0 million for the noncash write-off of the related deferred financing costs. 2003 included $3.3 million of debt extinguishment expense related to prior financing obligations, which were paid upon completion of our debt offering in 2003, as well as an $8.5 million charge for the litigation settlement mentioned above.

Entertainment Group

      The following discussion focuses on the revenue and profit contribution before programming amortization and online content expenses of each of our Entertainment Group businesses.

      Revenues from our domestic TV networks increased $1.6 million, or 2%, for 2004. This improvement resulted from both a $2.2 million increase in DTH revenues related to subscriber growth and a $2.2 million increase in VOD revenues due to the rollout of VOD service in additional cable systems. The 2004 launch of Spice HD and revenues associated with renting our studio facility and providing various related services to third parties also contributed favorably to revenues. The revenue increases were partially offset by a decrease in PPV buys as cable companies were migrating consumers from linear channels to VOD. Additionally, certain affiliates of Time Warner Cable Inc., or Time Warner, one of our MSOs, replaced our movie networks with other adult programming before we signed a new carriage agreement with Time Warner in July. We have regained some of our market share via VOD, and the Time Warner deal guarantees us a majority of the adult VOD shelf space on its systems. The second quarter of 2004 was also negatively impacted by a $1.5 million unfavorable adjustment to movie network revenues from an unanticipated retroactive rate reduction related to the 2002 acquisition of one large MSO by another.

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

      Online subscription revenues increased $3.3 million, or 18%, in 2004 due to an increase in average monthly subscribers and an increase in our revenues per subscriber as more customers continued to choose video-rich offerings via broadband. Higher cost of sales and technology costs partially offset the revenue increase.

      E-commerce revenues increased $1.9 million, or 11%, in 2004 due to increased catalog circulation combined with increased email campaigns. Profit contribution from e-commerce was partially impacted by higher marketing and circulation costs.

      Profit contribution from other businesses increased $0.4 million, or 30%, in 2004 due to a $1.1 million favorable adjustment in 2004 from the reversal of an accrual recorded in 2001 and 2002 related to the termination of a service agreement. Growth in our online advertising and online gaming businesses also contributed to the increase. These increases were mostly offset by a decrease in worldwide DVD profit contribution of $1.2 million, or 83%, as a result of fewer titles released in 2004 combined with an increase in marketing expenses.

      The group's administrative expenses increased 6% in 2004 mainly due to a contractually obligated severance charge combined with higher legal expenses. The group's results included net fees of $5.4 million in both 2004 and 2003 from Playboy.com, to Corporate Administration and Promotion and the Publishing Group related to the previously mentioned trademark, content and administrative fees.

      Programming amortization and online content expenses increased $1.0 million, or 2%, compared to 2003 due to the mix of programming.

      As a result of the above, segment income for the group increased $2.2 million, or 8%, in 2004 compared to 2003.

Publishing Group

      Playboy magazine revenues decreased $0.5 million, or 1%, in 2004. Newsstand revenues in 2004 were $1.7 million lower principally due to the 50th Anniversary issue and more celebrity issues which sold at higher cover prices in 2003 combined with a decrease in the number of U.S. and Canadian newsstand copies sold and higher display costs in 2004. Subscription revenues increased $1.1 million primarily due to a favorable adjustment for subscriptions that will not be served, higher net subscription revenue per copy as a result of a higher proportion of direct-to-publisher subscriptions, higher list rental revenues and a favorable bad debt reserve adjustment. A slight decrease in the number of subscription copies served partially offset the above-mentioned revenue increases. Advertising pages increased slightly while net revenue per page decreased slightly, resulting in flat advertising revenues, as expected, mostly due to the favorable impact of the Playboy 50th Anniversary issue in 2003.

      Revenues from our other domestic publishing businesses decreased $1.1 million, or 8%, primarily due to fewer copies sold and higher display costs for special editions. Two fewer calendars published in 2004 also contributed to the decline, which was offset by higher royalties from books.

      International   publishing   revenues  increased  $0.7  million,  or  13%,
primarily due to higher revenues from several international editions.

      The group's segment income increased $1.0 million in 2004 primarily due to lower manufacturing and promotion costs as a result of the 50th Anniversary issue combined with the costs associated with moving our editorial functions from Chicago to New York in 2003. Partially offsetting the impact of these lower costs were higher editorial costs related to celebrity pictorials in 2004 and the lower revenues discussed above.

Licensing Group

      Licensing Group revenues increased $1.0 million, or 5%, in 2004 mainly due to higher royalties from our international and entertainment products businesses. International revenues increased $4.1 million, or 51%, due to new licensee agreements in addition to higher royalties from existing licensees in Japan, Europe, South East Asia and Australia. Entertainment licensing revenues increased $0.6 million, or 50%, primarily due to higher royalties from our Bally's slot machine deal. Other revenues were $3.7 million lower than 2003, due to the sale of an original Salvador Dali painting and the 50th Anniversary auction of art, manuscripts and memorabilia in 2003.

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

Restructuring Expenses

      The   following   table   displays   the  activity  and  balances  of  the
restructuring reserve account for the years ended December 31, 2004, 2003 and 2002 (in thousands):

                                                    Consolidation
                                    Workforce   of Facilities and
                                    Reduction          Operations         Total
-------------------------------------------------------------------------------
Balance at December 31, 2001 (1)    $   1,579          $    1,142    $    2,721
Additional reserve recorded             2,938               2,799         5,737
Write-off leasehold improvements           --                (437)         (437)
Adjustment to previous estimate           100                 806           906
Cash payments                          (1,845)               (505)       (2,350)
-------------------------------------------------------------------------------
Balance at December 31, 2002            2,772               3,805         6,577
Adjustment to previous estimate          (168)                518           350
Cash payments                          (1,974)             (1,760)       (3,734)
-------------------------------------------------------------------------------
Balance at December 31, 2003              630               2,563         3,193
Additional reserve recorded               466                  --           466
Adjustment to previous estimate            --                 278           278
Cash payments                            (917)             (1,014)       (1,931)
-------------------------------------------------------------------------------
Balance at December 31, 2004        $     179          $    1,827    $    2,006
===============================================================================

(1) The balance at December 31, 2001, consisted of remaining cash payments from our prior restructuring plans.

Nonoperating Income (Expense)

      In 2004, we recorded total nonoperating expense of $17.1 million compared to $32.1 million in 2003. 2004 included a $5.6 million insurance recovery partially related to an $8.5 million charge recorded in 2003 for the Logix settlement. Lower interest expense also contributed to the decrease. Debt extinguishment expense of $5.9 million related to the redemption of $35.0 million aggregate principal amount of 11% senior secured notes, or senior secured notes, issued by our subsidiary PEI Holdings, Inc., or Holdings. In 2003, we incurred $3.3 million of debt extinguishment expense related to the retirement of debt obligations.

Income Tax Expense

      Our effective income tax rate differs from U.S. statutory rates primarily as a result of the reduction in the valuation allowance corresponding to the utilization of our NOL carryforwards, the benefit from which was partially offset by foreign income and withholding tax, for which no current U.S. income tax benefit is recognized, and the deferred tax treatment of certain indefinite-lived intangibles.

      In 2004, we decreased the valuation allowance by $9.2 million, of which $4.8 million was due to the reduction in the deferred tax asset related to 2004 net income and the remainder was primarily due to the expiration of a portion of our capital loss carryforward and the deferred tax treatment of certain acquired intangibles. In 2003, we increased the valuation allowance by $3.3 million, of which $1.5 million was due to the deferred tax treatment of certain acquired intangibles and the remainder was primarily due to the deferred tax asset related to the 2003 NOL.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2005, we had $26.1 million in cash and cash equivalents compared to $26.7 million in cash and cash equivalents at December 31, 2004. At December 31, 2005, we had $21.0 million of auction rate securities, or ARS, included in marketable securities and short-term investments compared to $20.0 million at December 31, 2004. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, typically every 28 days, there is a new auction process. Total financing obligations were $115.0 million and $80.0 million at December 31, 2005, and December 31, 2004, respectively.

      At December 31, 2005, our liquidity requirements were being provided by cash generated from our operating activities, existing cash and cash equivalents, short-term investments and net proceeds from our March 2005 sale of our 3.00% convertible senior subordinated notes due 2025, or the convertible notes. At December 31, 2005, we had a $50.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both. At December 31, 2005, there were no borrowings and $9.8 million in letters of credit outstanding under this facility, permitting $40.2 million of available borrowings under this facility. See Debt Financing for additional information.

      We believe that cash on hand and operating cash flows, together with funds available under our credit facility and potential access to credit and capital markets, will be sufficient to meet our operating expenses, capital expenditures and other contractual obligations as they become due.

DEBT FINANCING

      On March 15, 2005, we issued and sold in a private placement $100.0 million aggregate principal amount of our convertible notes. On March 28, 2005, we issued and sold in a private placement an additional $15.0 million aggregate principal amount of the convertible notes due to the initial purchasers' exercise of the over-allotment option. The net proceeds of approximately $110.3 million from the issuance and sale of the convertible notes, after deducting the initial purchasers' discount and estimated offering expenses payable by us, were used, together with available cash, (i) to complete a tender offer and consent solicitation for, and to purchase and retire all of the $80.0 million outstanding principal amount of the senior secured notes for a total of approximately $95.2 million, including the bond tender premium and consent fee of $14.9 million and other expenses of $0.3 million, (ii) to purchase 381,971 shares of our Class B stock for an aggregate purchase price of $5.0 million concurrently with the sale of the convertible notes and (iii) for working capital and general corporate purposes.

      The convertible notes bear interest at a rate of 3.00% per annum on the principal amount of the notes, payable in arrears on March 15 and September 15 of each year, payment of which began on September 15, 2005. In addition, under certain circumstances beginning in 2012, if the trading price of the convertible notes exceeds a specified threshold during a prescribed measurement period prior to any semi-annual interest period, contingent interest will become payable on the convertible notes for that semi-annual interest period at an annual rate of 0.25% per annum.

      The convertible notes are convertible into cash and, if applicable, shares of our Class B stock based on an initial conversion rate, subject to adjustment, of 58.7648 shares per $1,000 principal amount of the convertible notes (which represents an initial conversion price of approximately $17.02 per share) only under the following circumstances: (1) during any fiscal quarter after the fiscal quarter ending March 31, 2005, if the closing sale price of our Class B stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on that trading day; (2) during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of convertible notes over that five consecutive trading day period was equal to or less than 95% of the average conversion value of the convertible notes during that period; (3) upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes; or
(4) if we have called the convertible notes for redemption. Upon conversion of a convertible note, a holder will receive cash in an amount equal to the lesser of the aggregate conversion value of the note being converted and the aggregate principal amount of the note being converted. If the aggregate conversion value of the convertible note being converted is greater than the cash amount received by the holder, the holder will also receive an amount in whole shares of Class B stock equal to the aggregate conversion value less the cash amount received by the holder. A holder will receive cash in lieu of any fractional shares of Class B stock. The maximum conversion rate, subject to adjustment, is 76.3942 shares per $1,000 principal amount of convertible notes.

      The convertible notes mature on March 15, 2025. On or after March 15, 2010, if the closing price of our Class B stock exceeds a specified threshold, we may redeem any of the convertible notes at a redemption price in cash equal to 100% of the principal amount of the convertible notes plus any accrued and unpaid interest up to, but excluding, the redemption date. On or after March 15, 2012, we may at any time redeem any of the convertible notes at the same redemption price. On each of March 15, 2012, March 15, 2015 and March 15, 2020, or upon the occurrence of a fundamental change, as specified in the indenture governing the convertible notes, holders may require us to purchase all or a portion of their convertible notes at a purchase price in cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest up to, but excluding, the purchase date.

      The convertible notes are unsecured senior subordinated obligations of Playboy Enterprises, Inc., and rank junior to all of the issuer's senior debt, including its guarantee of Holdings' borrowings under our credit facility; equally with all of the issuer's future senior subordinated debt; and, senior to all of the issuer's future subordinated debt. In addition, the assets of the issuer's subsidiaries are subject to the prior claims of all creditors, including trade creditors, of those subsidiaries.

CREDIT FACILITY

      Effective April 1, 2005, Holdings and its lenders amended and restated the credit agreement governing our credit facility, primarily to increase the size of the credit facility from $30.0 million to $50.0 million. Our credit facility provides for revolving borrowings by Holdings of up to $50.0 million and the issuance of up to $30.0 million in letters of credit, subject to a maximum of $50.0 million in combined borrowings and letters of credit outstanding at any time. Borrowings under the credit facility bear interest at a variable rate, equal to a specified Eurodollar, LIBOR or base rate plus a specified borrowing margin based on our Transactions Adjusted EBITDA, as defined in the credit agreement. We pay fees on the outstanding amount of letters of credit under the credit facility based on the margin that applies to borrowings that bear interest at a rate based on LIBOR. All amounts outstanding under the credit facility will mature on April 1, 2008. Holdings' obligations as borrower under the credit facility are guaranteed by us and each of our other U.S. subsidiaries. The obligations of the borrower and each of the guarantors under the credit facility are secured by a first-priority lien on substantially all of the borrower's and the guarantors' assets. On March 10, 2006, Holdings and its lenders entered into an amendment to the credit agreement that, among other things, gives us additional time to add Playboy.com and specified newly formed subsidiaries as guarantors and pledgors under the credit facility.

FINANCING FROM RELATED PARTY

      At December 31, 2002, Playboy.com, Inc., or Playboy.com, had an aggregate of $27.2 million of outstanding indebtedness to Hugh M. Hefner, Editor-In-Chief and Chief Creative Officer, or Mr. Hefner, in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured. One promissory note, in the amount of $10.0 million, was extinguished in exchange for shares of Holdings Series A Preferred Stock with an aggregate stated value of $10.0 million. The two other promissory notes, in a combined principal amount of $17.2 million, were extinguished in exchange for $0.5 million in cash and shares of Holdings Series B Preferred Stock with an aggregate stated value of $16.7 million. Pursuant to the terms of an exchange agreement between us, Holdings, Playboy.com and Mr. Hefner and certificates of designation governing the Holdings Series A and Series B Preferred Stocks, we were required to exchange the Holdings Series A Preferred Stock for shares of Playboy Class B stock and to exchange the Holdings Series B Preferred Stock for shares of Playboy Preferred Stock.

      On May 1, 2003, we exchanged the Holdings Series A Preferred Stock plus accumulated dividends for 1,122,209 shares of Playboy Class B stock and exchanged the Holdings Series B Preferred Stock for 1,674 shares of Playboy Preferred Stock with an aggregate stated value of $16.7 million. The Playboy Preferred Stock accrued dividends at a rate of 8.00% per annum, which were paid semi-annually.

      The Playboy Preferred Stock was convertible at the option of Mr. Hefner, the holder, into shares of our Class B stock at a conversion price of $11.2625, which was equal to 125% of the weighted average closing price of our Class B stock over the 90-day period prior to the exchange of Holdings Series B Preferred Stock for Playboy Preferred Stock.

      On April 26, 2004, Mr. Hefner converted his $16.7 million of Playboy Preferred Stock into 1,485,948 shares of our Class B stock and sold these shares as part of our public equity offering on that date. See Note (S), Public Equity Offering, to the Notes to Consolidated Financial Statements for additional information.

      In 2005, we repurchased the remaining outstanding Playboy.com Series A Preferred Stock that was held by Mr. Hefner and an unrelated third party. These shares were part of the $15.3 million issued by our subsidiary Playboy.com in 2001 of which $5.0 million was purchased by Mr. Hefner. Pursuant to its terms, the Playboy.com Series A Preferred Stock was canceled, retired and ceased to be outstanding as a result of the repurchases. Subsequently, Playboy.com became a wholly owned subsidiary of ours.

CALIFA ACQUISITION

      The Califa Entertainment Group, Inc., or Califa, acquisition agreement gives us the option of paying $14.0 million of the remaining $19.8 million purchase price consideration in cash or Class B stock. We intend to make the $8.0 million in payments that are due in 2006 in cash. We also have the option of accelerating remaining acquisition payments. See the Contractual Obligations table below for the future cash obligations related to our acquisitions. See Note (C), Acquisition, to the Notes to Consolidated Financial Statements for additional information relating to the Califa acquisition.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $27.4 million for 2005, an increase of $11.0 million from 2004. The decrease in net income of $10.7 million, which included $19.3 million for debt extinguishment expense, was partially offset by lower legal settlement payments of approximately $3.6 million combined with an increase in accounts payable and accrued employee compensation. In addition, cash investments in entertainment programming decreased $8.4 million from 2004. In 2006, we expect to invest approximately $38.0 million and $5.7 million in entertainment programming and online content, respectively, which could vary based on, among other things, the timing of completing productions.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $15.8 million for 2005. $8.3 million, which included $8.0 million for the initial purchase price and $0.3 million of acquisition-related costs, was used to acquire a network of affiliate websites that requires additional payments of $2.0 million in each of 2006 and 2007. Additionally, $5.6 million was used for capital expenditures primarily related to our Los Angeles and U.K. studios and $1.9 million was used for purchases of net marketable securities and short-term investments.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities was $12.1 million for 2005 primarily due to payment of $95.2 million in connection with the purchase and retirement of all of the $80.0 million outstanding principal amount of Holdings' senior secured notes and $5.1 million of related financing fees. We also used $5.0 million to purchase 381,971 shares of our Class B stock. Additionally, we repurchased the remaining outstanding Playboy.com Series A Preferred Stock that was held by Mr. Hefner and an unrelated third party for $14.1 million. Proceeds from the sale of $115.0 million aggregate principal amount of our convertible notes partially offset these uses of cash. See Debt Financing and Financing from Related Party for additional information.

CONTRACTUAL OBLIGATIONS

      The following table reflects a summary of our contractual obligations and commercial commitments at December 31, 2005, as further discussed in the Notes to Consolidated Financial Statements (in thousands):

                                           2006       2007       2008       2009      2010  Thereafter      Total
-----------------------------------------------------------------------------------------------------------------
Long-term financing obligations (1)   $   3,450  $   3,450  $   3,450  $   3,450  $  3,450  $  165,025   $182,275
Operating leases                         14,290     13,456     12,204      7,872     7,866      54,110    109,798
Purchase obligations:
   Licensed programming
      commitments (2)                     7,060      5,272      5,224      4,000     4,667       4,000     30,223
Other (3):
   Acquisition liabilities (1), (4)      13,097     10,050      1,000      1,000     1,000         750     26,897
   Transponder service agreements         6,288      5,689      5,689      4,788     3,480      10,875     36,809
   Litigation settlement (5)          $   1,000  $      --  $      --  $      --  $     --  $       --   $  1,000
-----------------------------------------------------------------------------------------------------------------

(1)   Includes interest and principal commitments related to our obligations.

(2) Represents our non-cancelable obligations to license programming from other studios. Typically, the licensing of the programming allows us access to specific titles or in some cases the studio's entire library over an extended period of time. We broadcast this programming on our networks throughout the world, as appropriate.

(3) We have obligations of $5.3 million recorded in "Other noncurrent liabilities" at December 31, 2005, under two nonqualified deferred compensation plans, which permit certain employees and all nonemployee directors to annually elect to defer a portion of their compensation. These amounts have not been included in the table, as the dates of payment are not known at the balance sheet date.

(4) Includes liabilities related to the acquisitions of Califa, Playboy TV International, LLC, or PTVI, and an affiliate network of websites.

(5)   Paid in January 2006.

CRITICAL ACCOUNTING POLICIES

      Our financial statements are prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We believe that of our significant accounting policies, the following are the more complex and critical areas. For additional information about our accounting policies, see Note (A), Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements.

REVENUE RECOGNITION

Domestic Television

      Our domestic television network revenues were $98.6 million and $96.9 million for the years ended December 31, 2005 and 2004, respectively. In order to record our revenues, we estimate the number of PPV buys and monthly subscriptions using a number of factors including, but not exclusively, the average number of buys and subscriptions in the prior three months based on actual payments received and historical data by geographic location. Upon recording the revenue, we also record the related receivable. We have reserves for uncollectible receivables based on our experience and monitor and adjust these reserves on an ongoing basis. At both December 31, 2005 and 2004, we had receivables of $17.2 million related to domestic television. We record adjustments to revenue on a monthly basis as we obtain actual payments from the providers. Actual subscriber information and payment is generally received within three months. Historically, our adjustments have not been material. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, only the most recent two to three months would not have been fully adjusted to actual based on payments received.

Playboy Magazine

      Our Playboy magazine revenues were $89.4 million and $101.5 million for the years ended December 31, 2005 and 2004, respectively, of which 11.7% and 13.9% were derived from newsstand sales in the respective years. Our print run, which is developed with input from Time/Warner Retail Sales and Marketing, or TWRSM, our national distributor, varies each month based on expected sales. Our expected sales are based on historical analyses of demand based on a number of variables, including content, time of year and the cover price. We record our revenues for each month's issue utilizing our expected sales. Our revenues are recorded net of a provision for estimated returns. Substantially all of the magazines to be returned are returned within 90 days of the date that the subsequent issue goes on sale. We adjust our provision for returns based on actual returns of the magazine. Historically, our annual adjustments to Playboy magazine newsstand revenues have not been material and are driven by differences in actual consumer demand as compared to expected sales. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, only the most recent two to three months would not have been fully adjusted to actual based on actual returns received.

TRADEMARKS

      Our trademarks are critical to the success and growth potential of all of our businesses. We actively protect and defend our trademarks throughout the world and monitor the marketplace for counterfeit products. Consequently, we defend our trademarks by initiating legal proceedings, when warranted, to prevent their unauthorized use, and we incur and capitalize costs associated with acquisition, defense, registration and/or renewal of our trademarks. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, trademark-related costs are not being amortized, since our trademarks have indefinite lives, but are subject to annual impairment tests in accordance with the accounting standard.

DEFERRED REVENUES

      As of December 31, 2005, $37.1 million and $3.0 million of deferred revenues related to Playboy magazine subscriptions and online subscriptions, respectively. Sales of Playboy magazine and online subscriptions, less estimated cancellations, are deferred and recognized as revenues proportionately over the subscription periods. Our estimates of cancellations are based on historical experience and current marketplace conditions and are adjusted monthly on the basis of actual results. We have not experienced significant deviations between estimated and actual results.

RELATED PARTY TRANSACTIONS

HUGH M. HEFNER

      We own a 29-room mansion located on 5 1/2 acres in Los Angeles, California. The Playboy Mansion is used for various corporate activities, including serving as a valuable location for television production, magazine photography and for online, advertising, marketing and sales events. It also enhances our image as host for many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increases public awareness of us and our products and services. Its facilities include a tennis court, swimming pool, gymnasium and other recreational facilities as well as extensive film, video, sound and security systems. The Playboy Mansion also includes accommodations for guests and serves as an office and residence for Mr. Hefner. It has a full-time staff that performs maintenance, serves in various capacities at the functions held at the Playboy Mansion and provides our and Mr. Hefner's guests with meals, beverages and other services.

      Under a 1979 lease entered into with Mr. Hefner, the annual rent Mr. Hefner pays to us for his use of the Playboy Mansion is determined by independent experts who appraise the value of Mr. Hefner's basic accommodations and access to the Playboy Mansion's facilities, utilities and attendant services based on comparable hotel accommodations. In addition, Mr. Hefner is required to pay the sum of the per-unit value of non-business meals, beverages and other benefits he and his personal guests receive. These standard food and beverage per-unit values are determined by independent expert appraisals based on fair market values. Valuations for both basic accommodations and standard food and beverage units are reappraised every three years and are annually adjusted between appraisals based on appropriate consumer price indexes. Mr. Hefner is also responsible for the cost of all improvements in any Hefner residence accommodations, including capital expenditures, that are in excess of normal maintenance for those areas.

      Mr. Hefner's usage of Playboy Mansion services and benefits is recorded through a system initially developed by the professional services firm of
PricewaterhouseCoopers LLP and now administered by us, with appropriate modifications approved by the audit and compensation committees of the Board of Directors. The lease dated June 1, 1979, as amended, between Mr. Hefner and us renews automatically at December 31 each year and will continue to renew unless either Mr. Hefner or we terminate it. The rent charged to Mr. Hefner during 2005 included the appraised rent and the appraised per-unit value of other benefits, as described above. Within 120 days after the end of our fiscal year, the actual charge for all benefits for that year is finally determined. Mr. Hefner pays or receives credit for any difference between the amount finally determined and the amount he paid over the course of the year. We estimated the sum of the rent and other benefits payable for 2005 to be $1.1 million, and Mr. Hefner paid that amount during 2005. The actual rent and other benefits payable for 2004 and 2003 were $1.3 million and $1.4 million, respectively.

      We purchased the Playboy Mansion in 1971 for $1.1 million and in the intervening years have made substantial capital improvements at a cost of $13.9 million through 2005 (including $2.5 million to bring the Hefner residence accommodations to a standard similar to the Playboy Mansion's common areas). The Playboy Mansion is included in our Consolidated Balance Sheets at December 31, 2005 and 2004, at a net book value of $1.5 million and $1.6 million, respectively, including all improvements and after accumulated depreciation. We incur all operating expenses of the Playboy Mansion, including depreciation and taxes, which were $3.1 million, $3.0 million and $2.3 million for 2005, 2004 and 2003, respectively, net of rent received from Mr. Hefner.

      On April 26, 2004, Mr. Hefner converted his $16.7 million of Playboy Preferred Stock into 1,485,948 shares of our Class B stock and sold these shares as part of our public equity offering on that date. See Note (S), Public Equity Offering, to the Notes to Consolidated Financial Statements for additional information.

      At December 31, 2002, and at the time of the Hefner debt restructuring, Playboy.com had an aggregate of $27.2 million of outstanding indebtedness to Mr. Hefner in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured as previously discussed in Liquidity and Capital Resources.

      As previously mentioned, in August 2001 our subsidiary Playboy.com, issued $15.3 million of its Series A Preferred Stock, of which $5.0 million was purchased by Mr. Hefner. See Financing From Related Party within Liquidity and Capital Resources for additional information regarding the terms and redemption of the Playboy.com Series A Preferred Stock.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or Statement 123. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Statement 123(R) requires that all stock-based compensation to employees, including grants of employee stock options, be recognized in the income statement based on its fair value.

      We adopted Statement 123(R) effective January 1, 2006, using the modified prospective method. Stock-based compensation expense, adjusted for estimated forfeitures, will be recognized against earnings for the portion of outstanding unvested awards. For options granted in 2006 and after, we will be using a Lattice Binomial option- pricing model for determining the stock-based compensation expense. For options granted prior to 2006, we will continue to use the Black-Scholes option pricing model to determine the expense related to previous years' unvested awards. We are currently evaluating the transition of this standard and expect to record total stock-based compensation expense of approximately $3.5 million in 2006.

      As permitted by Statement 123, in 2005 we accounted for stock-based compensation to employees using the intrinsic value method under APB 25.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains "forward-looking statements," including statements in Business and Management's Discussion and Analysis of Financial Condition and Results of Operations, as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. We use words such as "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues" and other similar terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

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

(12) Our television, Internet and wireless businesses' reliance on third parties for technology and distribution, and any changes in that technology and/or unforeseen delays in its implementation which might affect our plans and assumptions;

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

(17) Risks associated with the financial condition of Claxson Interactive Group, Inc., our Playboy TV-Latin America, LLC, joint venture partner;

(18)  Increases in paper, printing or postage costs;

(19)  Effects  of  the  national   consolidation  of  the  single-copy  magazine
      distribution  system;  and

(20) Risks associated with the viability of our primarily subscription- and e-commerce-based Internet model.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to certain market risks, including changes in foreign currency exchange rates. In order to manage the risk associated with our exposure to such fluctuations, we enter into various hedging transactions that have been authorized pursuant to our policies and procedures. We have derivative instruments that have been designated and qualify as cash flow hedges, which are entered into in order to hedge the variability of cash flows to be received related to forecasted royalty payments denominated in the Japanese Yen and the Euro. We hedge these royalties with forward contracts for periods not exceeding 12 months. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. We also assess, both at the inception of the hedge and on an on-going basis, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged items. Any hedge ineffectiveness is recorded in earnings. We do not use financial instruments for trading purposes.

      At December 31, 2005, we did not have any floating interest rate exposure. All of our outstanding debt as of that date consisted of the convertible notes, which are fixed-rate obligations. At December 31, 2004, our long-term debt consisted of $80.0 million of senior secured notes with a coupon of 11.00%. On March 15, 2005, we issued and sold in a private placement $100.0 million aggregate principal amount of our convertible notes due 2025. On March 28, 2005, we issued and sold in a private placement an additional $15.0 million aggregate principal amount of the convertible notes due to the initial purchasers' exercise of the over-allotment option. A portion of the net proceeds was used to complete a tender offer and consent solicitation for, and to purchase and retire all of the $80.0 million outstanding principal amount of the senior secured notes. The fair value of the $115.0 million aggregate principal amount of the convertible notes will be influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. As of December 31, 2005, the convertible notes had an implied fair value of $116.7 million.

      We prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the foreign currencies of the countries to which we have exposure, primarily Japan and Germany. Based on our sensitivity analyses at December 31, 2005 and 2004, such a change in foreign currency exchange rates would affect our annual consolidated operating results, financial position and cash flows by approximately $0.5 million in each period.

Item 8. Financial Statements and Supplementary Data

      The following consolidated financial statements and supplementary data are set forth in this Annual Report on Form 10-K as follows:

                                                                           Page
                                                                           ----
      Consolidated Statements of Operations - Fiscal Years Ended
      December 31, 2005, 2004 and 2003                                       47

      Consolidated Balance Sheets - December 31, 2005 and 2004               48

      Consolidated Statements of Shareholders' Equity - Fiscal Years
      Ended December 31, 2005, 2004 and 2003                                 49

      Consolidated Statements of Cash Flows - Fiscal Years Ended
      December 31, 2005, 2004 and 2003                                       50

      Notes to Consolidated Financial Statements                             51

      Report of Independent Registered Public Accounting Firm                72

      The supplementary data regarding quarterly results of operations are set forth in Note (W), Quarterly Results of Operations (Unaudited), to the Notes to Consolidated Financial Statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/05         12/31/04          12/31/03
-------------------------------------------------------------------------------------------------------------------
Net revenues                                                         $   338,153      $   329,376       $   315,844
-------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                        (250,319)        (240,835)         (229,216)
   Selling and administrative expenses                                   (56,838)         (56,894)          (56,826)
   Restructuring expenses                                                   (149)            (744)             (350)
-------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                                          (307,306)        (298,473)         (286,392)
-------------------------------------------------------------------------------------------------------------------
Gains on disposal                                                             14                2                --
-------------------------------------------------------------------------------------------------------------------
Operating income                                                          30,861           30,905            29,452
-------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                       2,217              579               363
   Interest expense                                                       (6,986)         (13,687)          (16,309)
   Amortization of deferred financing fees                                  (635)          (1,266)           (1,407)
   Minority interest                                                      (1,557)          (1,436)           (1,660)
   Debt extinguishment expenses                                          (19,280)          (5,908)           (3,264)
   Insurance/litigation settlements                                           --            5,638            (8,500)
   Other, net                                                             (1,357)            (991)           (1,265)
-------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                               (27,598)         (17,071)          (32,042)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                          3,263           13,834            (2,590)
Income tax expense                                                        (3,998)          (3,845)           (4,967)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $      (735)     $     9,989       $    (7,557)
===================================================================================================================

Net income (loss)                                                    $      (735)     $     9,989       $    (7,557)
Dividend requirements of preferred stock                                      --             (428)             (893)
-------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common shareholders                  $      (735)     $     9,561       $    (8,450)
===================================================================================================================

Weighted average number of common shares outstanding
   Basic                                                                  33,163           31,581            27,023
===================================================================================================================
   Diluted                                                                33,163           31,767            27,023
===================================================================================================================

Basic and diluted earnings (loss) per common share                   $     (0.02)     $      0.30       $     (0.31)
===================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                       Dec. 31,     Dec. 31,
                                                                           2005         2004
                                                                                  (Restated)
-------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                            $   26,089   $   26,668
Marketable securities and short-term investments                         25,963       24,052
Receivables, net of allowance for doubtful accounts of
   $3,883 and $3,897, respectively                                       46,296       45,084
Receivables from related parties                                          1,928        1,281
Inventories, net                                                         12,846       12,437
Deferred subscription acquisition costs                                  10,452       13,104
Other current assets                                                      8,761        8,596
--------------------------------------------------------------------------------------------
      Total current assets                                              132,335      131,222
--------------------------------------------------------------------------------------------
Property and equipment, net                                              13,771       11,491
Long-term receivables                                                     2,628        2,755
Programming costs, net                                                   52,683       55,997
Goodwill                                                                122,448      111,893
Trademarks                                                               61,139       57,296
Distribution agreements, net of accumulated
   amortization of $2,779 and $1,935, respectively                       30,362       31,206
Other noncurrent assets                                                  13,603       14,470
--------------------------------------------------------------------------------------------
Total assets                                                         $  428,969   $  416,330
============================================================================================

Liabilities
Acquisition liabilities                                              $   11,782   $   10,184
Accounts payable                                                         25,429       21,796
Accrued salaries, wages and employee benefits                            10,068        7,338
Deferred revenues                                                        45,987       51,421
Accrued litigation settlement                                             1,000        1,000
Other liabilities and accrued expenses                                   16,396       18,040
--------------------------------------------------------------------------------------------
      Total current liabilities                                         110,662      109,779
--------------------------------------------------------------------------------------------
Financing obligations                                                   115,000       80,000
Acquisition liabilities                                                  11,792       19,085
Net deferred tax liabilities                                             17,555       15,023
Accrued litigation settlement                                                --        1,000
Other noncurrent liabilities                                             16,713       16,768
--------------------------------------------------------------------------------------------
      Total liabilities                                                 271,722      241,655
--------------------------------------------------------------------------------------------
Minority interest                                                            --       12,517

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued            49           49
   Class B nonvoting - 75,000,000 shares authorized;
      28,261,472 and 28,521,493 issued, respectively                        286          285
Capital in excess of par value                                          223,537      222,285
Accumulated deficit                                                     (59,976)     (59,241)
Treasury stock, at cost, 381,971 and 0 shares, respectively              (5,000)          --
Accumulated other comprehensive loss                                     (1,649)      (1,220)
--------------------------------------------------------------------------------------------
      Total shareholders' equity                                        157,247      162,158
--------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           $  428,969   $  416,330
============================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                                     Unearned    Accum.
                                           Class A    Class B   Capital in                             Comp.-     Other
                               Preferred    Common     Common    Excess of     Accum.   Treasury   Restricted     Comp.
                                   Stock     Stock      Stock    Par Value    Deficit      Stock        Stock   Loss(1)      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
  2002 (As reported)           $      --   $    49   $    214   $  146,091   $(54,060)  $     --   $   (2,713)  $(1,766)  $ 87,815
  Correction of errors                --        --         --           --     (6,292)        --           --        --     (6,292)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002
  (As restated)                       --        49        214      146,091    (60,352)        --       (2,713)   (1,766)    81,523
  Net loss                            --        --         --           --     (7,557)        --           --        --     (7,557)
  Shares issued or vested
    under stock plans, net            --        --         12          380         --         --        2,713        --      3,105
  Conversion of Holdings
    preferred B to Playboy
      preferred A                 16,959        --         --       10,100         --         --           --        --     27,059
  Preferred stock dividends           --        --         --           --       (893)        --           --        --       (893)
  Shares issued related to
    Califa acquisition                --        --         --       (3,602)        --         --           --        --     (3,602)
  Other comprehensive income          --        --         --           --         --         --           --       709        709
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003
  (As restated)                   16,959        49        226      152,969    (68,802)        --           --    (1,057)   100,344
  Net income                          --        --         --           --      9,989         --           --        --      9,989
  Shares issued or vested
    under stock plans, net            --        --         --          619         --         --           --        --        619
  Conversion of Playboy
    preferred A to Playboy
      class B common             (16,959)       --         15       16,721         --         --           --        --       (223)
  Preferred stock dividends           --        --         --           --       (428)        --           --        --       (428)
  Shares issued in public
    equity offering                   --        --         44       51,815         --         --           --        --     51,859
  Other comprehensive loss            --        --         --           --         --         --           --      (163)      (163)
  Other                               --        --         --          161         --         --           --        --        161
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004
  (As restated)                       --        49        285      222,285    (59,241)        --           --    (1,220)   162,158
  Net loss                            --        --         --           --       (735)        --           --        --       (735)
  Shares issued or vested
    under stock plans, net            --        --          1        1,219         --         --           --        --      1,220
  Minimum benefit liability
    adjustment                        --        --         --           --         --         --           --      (341)      (341)
  Other comprehensive loss            --        --         --           --         --         --           --       (88)       (88)
  Treasury stock purchase             --        --         --           --         --     (5,000)          --        --     (5,000)
  Other                               --        --         --           33         --         --           --        --         33
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005   $      --   $    49   $    286   $  223,537   $(59,976)  $ (5,000)  $       --   $(1,649)  $157,247
==================================================================================================================================

(1)   Accumulated other comprehensive loss consisted of the following:

                                           Fiscal Year   Fiscal Year
                                                 Ended         Ended
                                              12/31/05      12/31/04
--------------------------------------------------------------------
Unrealized gain on marketable securities   $       134   $       158
Derivative gain (loss)                               7           (80)
Minimum benefit liability adjustment              (341)           --
Foreign currency translation loss               (1,449)       (1,298)
--------------------------------------------------------------------
Accumulated other comprehensive loss       $    (1,649)  $    (1,220)
====================================================================

Comprehensive income (loss) was as follows:

                                                  Fiscal Year   Fiscal Year   Fiscal Year
                                                        Ended         Ended         Ended
                                                     12/31/05      12/31/04      12/31/03
-----------------------------------------------------------------------------------------
Net income (loss)                                 $      (735)  $     9,989   $    (7,557)
-----------------------------------------------------------------------------------------
Unrealized gain (loss) on marketable securities           (24)          423           817
Derivative gain (loss)                                     87           (52)          656
Minimum benefit liability adjustment                     (341)           --            --
Foreign currency translation loss                        (151)         (534)         (764)
-----------------------------------------------------------------------------------------
Total other comprehensive income (loss)                  (429)         (163)          709
-----------------------------------------------------------------------------------------
Comprehensive income (loss)                       $    (1,164)  $     9,826   $    (6,848)
=========================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                             Fiscal Year   Fiscal Year   Fiscal Year
                                                                   Ended         Ended         Ended
                                                                12/31/05      12/31/04      12/31/03
----------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                            $      (735)  $     9,989   $    (7,557)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
    Depreciation of property and equipment                         3,188         3,169         3,698
    Amortization of intangible assets                              1,902         2,236         5,257
    Amortization of investments in entertainment programming      37,450        41,695        40,603
    Loss on disposals                                                 38           331            --
    Amortization of deferred financing fees                          635         1,266         1,407
    Minority interest                                              1,557         1,436         1,364
    Debt extinguishment expenses                                  19,280         5,908         3,264
    Equity in operations of investments                              383           451            80
    Insurance settlement                                              --         5,638            --
    Deferred income taxes                                          2,532         1,146         1,502
    Changes in current assets and liabilities
      Receivables                                                 (1,112)        6,926       (10,340)
      Receivables from related parties                              (647)          (55)          316
      Inventories                                                   (409)         (420)       (1,519)
      Deferred subscription acquisition costs                      2,652        (1,345)          279
      Other current assets                                           299         1,596        (2,261)
      Accounts payable                                             3,084           396        (1,921)
      Accrued salaries, wages and employee benefits                2,776        (3,721)        3,394
      Deferred revenues                                           (5,434)       (2,542)        2,732
      Acquisition liability interest                                 (55)       (2,340)         (407)
      Accrued litigation settlements                              (1,875)       (5,500)        6,500
      Other liabilities and accrued expenses                        (719)       (6,707)        1,820
----------------------------------------------------------------------------------------------------
          Net change in current assets and liabilities            (1,440)      (13,712)       (1,407)
----------------------------------------------------------------------------------------------------
  Investments in entertainment programming                       (33,075)      (41,457)      (44,727)
  Increase in trademarks                                          (2,242)       (2,014)       (2,940)
  (Increase) decrease in other noncurrent assets                     (69)          428        (1,561)
  Increase (decrease) in accrued litigation settlement                --        (1,000)        2,000
  Increase (decrease) in other noncurrent liabilities             (1,244)          852         2,485
  Other, net                                                        (806)            1         1,411
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         27,354        16,363         4,879
----------------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisition                                          (8,283)           --            --
Proceeds from disposals                                               --           152           116
Purchases of investments                                         (53,446)      (20,000)           --
Proceeds from sales of investments                                51,511            --            --
Additions to property and equipment                               (5,590)       (2,875)       (2,342)
Other, net                                                            --           137           179
----------------------------------------------------------------------------------------------------
Net cash used for investing activities                           (15,808)      (22,586)       (2,047)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from equity offering                                         --        51,859            --
Proceeds from financing obligations                              115,000            --       115,000
Repayment of financing obligations                               (80,000)      (35,000)      (65,767)
Payment of debt extinguishment expenses                          (15,197)       (3,850)         (356)
Payment of acquisition liabilities                                (8,804)      (11,271)      (14,892)
Purchase of treasury stock                                        (5,000)           --            --
Payment of deferred financing fees                                (5,077)           --        (9,205)
Payment of preferred stock dividends                                  --          (651)         (669)
Repurchase of minority interest in a controlled subsidiary       (14,074)           --            --
Proceeds from stock plans                                          1,066           490           272
Other, net                                                           (39)          (18)           (1)
----------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities             (12,125)        1,559        24,382
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (579)       (4,664)       27,214
Cash and cash equivalents at beginning of year                    26,668        31,332         4,118
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                     $    26,089   $    26,668   $    31,332
====================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization: Playboy Enterprises, Inc., together with its subsidiaries through which we conduct business, is a worldwide leader in the development and distribution of multimedia lifestyle entertainment for adult audiences with operations in the following business segments: Entertainment, Publishing and Licensing.

      Principles of Consolidation: The consolidated financial statements include our accounts and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

      Reclassifications: Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

      New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or Statement 123. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Statement 123(R) requires that all stock-based compensation to employees, including grants of employee stock options, be recognized in the income statement based on its fair value.

      We adopted Statement 123(R) effective January 1, 2006, using the modified prospective method. Stock-based compensation expense, adjusted for estimated forfeitures, will be recognized against earnings for the portion of outstanding unvested awards. For options granted in 2006 and after, we will be using a Lattice Binomial option- pricing model for determining the stock-based compensation expense. For options granted prior to 2006, we will continue to use the Black-Scholes option pricing model to determine the expense related to previous years' unvested awards. We are currently evaluating the transition of this standard and expect to record total stock-based compensation expense of approximately $3.5 million in 2006.

      As permitted by Statement 123, in 2005 we accounted for stock-based compensation to employees using the intrinsic value method under APB 25.

      Stock-based Compensation: At December 31, 2005 and 2004, we had various stock plans for key employees and non-employee directors, which are more fully described in Note (Q), Stock Plans. We account for stock options as prescribed by APB 25 and disclose pro forma information as provided by Statement 123, as amended by Statement of Financial Accounting Standards No.148, Accounting for Stock-Based Compensation-Transition and Disclosure, under the intrinsic value method.

      Pro forma net income (loss) and earnings (loss) per common share, presented below (in thousands, except per share amounts), were determined as if we had accounted for our employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using an option pricing model. Such models require the input of highly subjective assumptions including the expected volatility of the stock price. For pro forma disclosures, the options' estimated fair value was amortized over their vesting period. No stock-based employee compensation expense is recognized because all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock at the grant date. If we had accounted for our employee stock options under Statement 123, compensation expense would have been $3.0 million, $2.8 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

                                                            Fiscal Year   Fiscal Year   Fiscal Year
                                                                  Ended         Ended         Ended
                                                               12/31/05      12/31/04      12/31/03
---------------------------------------------------------------------------------------------------
Net income (loss)
   As reported                                              $      (735)  $     9,989   $    (7,557)
   Pro forma                                                     (3,685)        7,230        (9,699)

Basic and diluted earnings (loss) per share applicable to
   common shareholders
   As reported                                                    (0.02)         0.30         (0.31)
   Pro forma                                                $     (0.11)  $      0.22   $     (0.39)
---------------------------------------------------------------------------------------------------

      For the pro forma disclosures above, the estimated fair value of the options is amortized to expense over their respective vesting periods. The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                            Fiscal Year   Fiscal Year   Fiscal Year
                                                                  Ended         Ended         Ended
                                                               12/31/05      12/31/04      12/31/03
---------------------------------------------------------------------------------------------------
Risk-free interest rate                                            3.86%         3.63%         3.33%
Expected stock price volatility                                   45.80%        54.90%        48.90%
Expected dividend yield                                              --            --            --
---------------------------------------------------------------------------------------------------

      For 2005, 2004 and 2003, an expected life of six years was used for all of the stock options, and the weighted average per share fair value of options granted was $5.85, $7.80 and $5.06, respectively.

      Revenue Recognition: Domestic TV networks DTH and cable revenues are recognized based on estimates of PPV buys and monthly subscriber counts reported each month by the system operators and adjusted to actual. The net adjustments to actual are not material. International TV revenues are recognized upon identification of programming scheduled for networks, delivery of programming to customers and/or upon the commencement of the license term. Revenues from the sale of Playboy magazine and online subscriptions are recognized over the terms of the subscriptions. Revenues from newsstand sales of Playboy magazine and special editions (net of estimated returns) and revenues from the sale of Playboy magazine advertisements are recorded when each issue goes on sale. Revenues from e-commerce are recognized when the items are shipped, which is when title passes. Royalties from licensing our trademarks in our international publishing and product licensing businesses are generally recognized on a straight-line basis over the terms of the related agreements.

      Cash Equivalents: Cash equivalents are temporary cash investments with an original maturity of three months or less at date of purchase and are stated at cost, which approximates fair value.

      Marketable Securities: Marketable securities are classified as available-for-sale securities, stated at fair value and accounted for under the specific identification method. Net unrealized holding gains and losses are included in "Accumulated other comprehensive loss."

      Accounts Receivable and Allowance for Doubtful Accounts: Trade receivables are reported at their outstanding unpaid balances less an allowance for doubtful accounts. The allowance for doubtful accounts is increased by charges to income and decreased by chargeoffs (net of recoveries). We perform periodic evaluations of the adequacy of the allowance based on our past loss experience and adverse situations that may affect a customer's ability to pay.

      Inventories: Inventories are stated at the lower of cost (specific cost and average cost) or fair value.

      Property and Equipment: Property and equipment are stated at cost. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and are immediately expensed for preliminary project activities or post-implementation activities. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. The useful life for building improvements is ten years, furniture and equipment ranges from one to ten years and software ranges from one to five years. Leasehold improvements are depreciated using a straight-line basis over the shorter of their estimated useful lives or the terms of the related leases. Repair and maintenance costs are expensed as incurred and major betterments are capitalized. Sales and retirements of property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts, after which any related gains or losses are recognized.

      Advertising Costs: We expense advertising costs as incurred, except for direct-response advertising. Direct-response advertising consists primarily of costs associated with the promotion of Playboy magazine subscriptions, principally the production of direct-mail solicitation materials and postage, and the distribution of direct and e-commerce catalog mailings. These capitalized direct-response advertising costs are amortized over the period during which the future benefits are expected to be received, generally six to 12 months.

      Programming Amortization and Online Content Costs: Original programming and film acquisition costs are primarily assigned to the domestic and international networks and are capitalized and amortized utilizing the straight-line method, generally over three years. Online content expenditures are generally expensed as incurred. We believe that these methods provide a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films, programs and online content are expected to be realized. Film and program amortization are adjusted periodically to reflect changes in the estimates of amounts of related future revenues. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis and are classified on the balance sheet as noncurrent assets. See Note (M), Programming Costs, Net.

      Intangible Assets: In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142, we do not amortize goodwill and intangible assets with indefinite lives, but subject them to annual impairment tests. Our indefinite-lived intangible assets consist of trademarks and certain acquired distribution agreements. Other intangible assets continue to be amortized over their useful lives. Noncompete agreements are being amortized using the straight-line method over the lives of the agreements, either five or ten years. Distribution agreements deemed to have definite lives are being amortized using the straight-line method over the lives of the agreements, ranging from three months to eight years. Capitalized trademark costs include recurring costs associated with the acquisition, defense, registration, and/or renewal of our trademarks. A program supply agreement is amortized using the straight-line method over the ten-year life of the agreement. Copyright defense, registration and/or renewal costs are being amortized using the straight-line method over 15 years. The noncompete agreements, program supply agreement and copyright costs are all included in "Other noncurrent assets."

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

      As a result of the restructuring of the ownership of Playboy TV International, LLC, or PTVI, in December 2002, we acquired distribution agreements of $3.4 million with a weighted average life of approximately four years and a program supply agreement of $3.2 million with a life of ten years. The weighted average life of the aggregate of the definite-lived intangible assets acquired was approximately seven years. We also acquired indefinite-lived distribution agreements of $9.0 million, which will not be amortized but are subject to annual impairment testing.

      In 2004, we sold our Sarah Coventry trademarks and service marks for their approximate book value, pursuant to an agreement under which we will receive payments over a period not to exceed ten years.

      Amortizable intangible assets consisted of the following (in thousands):

                              December 31, 2005                      December 31, 2004
                    ------------------------------------   ------------------------------------
                        Gross                        Net       Gross                        Net
                     Carrying    Accumulated    Carrying    Carrying    Accumulated    Carrying
                       Amount   Amortization      Amount      Amount   Amortization      Amount
-----------------------------------------------------------------------------------------------
Noncompete
   agreements       $  14,000   $     13,185   $     815   $  14,000   $     12,855   $   1,145
Distribution
   agreements           3,151          2,779         372       3,151          1,935       1,216
Program supply
   agreement            3,226            968       2,258       3,226            645       2,581
Copyrights              2,047          1,011       1,036       1,979            875       1,104
Other                     250            250          --          --             --          --
-----------------------------------------------------------------------------------------------
Total amortizable
   intangible
   assets           $  22,674   $     18,193   $   4,481   $  22,356   $     16,310   $   6,046
===============================================================================================

      At December 31, 2005 and 2004, our indefinite-lived intangible assets not subject to amortization included goodwill of $122.4 million and $111.9 million, respectively, and trademarks of $61.1 million and $57.3 million, respectively. Also, of the $30.4 million and $31.2 million of distribution agreements on our Consolidated Balance Sheets at December 31, 2005 and 2004, respectively, $30.0 million are indefinite-lived at both dates.

      At December 31, 2005 and 2004, goodwill by reportable segment, reflected entirely in the Entertainment Group, was $122.4 million and $111.9 million, respectively.

      The aggregate amortization expense for intangible assets with definite lives for 2005, 2004 and 2003 was $1.9 million, $2.2 million and $5.3 million, respectively, and is expected to total approximately $1.0 million in 2006 and $0.6 million per year for 2007 through 2010.

      We conduct our annual impairment testing of goodwill and indefinite-lived intangible assets as of October 1st. If the carrying amount of the assets are not recoverable based on a forecasted cash flow analysis or a market capitalization approach, such assets would be reduced by the estimated shortfall of fair value to recorded value. Based upon our impairment testing as of October 1, 2005, we determined that no impairments of intangible assets existed.

      Derivative Financial Instruments: We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires all derivative instruments to be recognized as either assets or liabilities on the balance sheet at fair value regardless of the purpose or intent for holding the derivative instrument. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated as and qualifies as part of a hedging relationship and, further, on the type of relationship.

      We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions. At December 31, 2005, we had derivative instruments that have been designated as and qualify as cash flow hedges, which are entered into in order to hedge the variability of cash flows to be received related to forecasted royalty payments denominated in the Japanese Yen and the Euro. We hedge these royalties with forward contracts for periods not exceeding 12 months. The fair value and carrying value of our forward contracts are not material. Since these derivative instruments are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is being deferred and reported as a component of "Accumulated other comprehensive loss" and is reclassified into earnings in the same line item where the royalty revenue is recognized.

      We had net unrealized gains of $7 thousand and net unrealized losses of $0.1 million in 2005 and 2004, respectively, included in "Accumulated other comprehensive loss," which represents the effective portion of changes in fair value of the cash flow hedges. We do not expect any significant losses to be reclassified from "Accumulated other comprehensive loss" to earnings within the next 12 months.

      Earnings per Common Share: We compute basic and diluted earnings per share, or EPS, in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic EPS is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the dilutive effects of stock options and other potentially dilutive financial instruments. See Note (G), Earnings Per Common Share.

      Equity Investments: Prior to the 2002 restructuring of the ownership of PTVI, the equity method was used to account for our 19.9% interest in the common stock of PTVI due to our ability to exercise significant influence over PTVI's operating and financial policies. Equity in operations of PTVI included our 19.9% interest in the results of PTVI, the elimination of unrealized profits on certain transactions between us and PTVI and gains related to the transfer of certain assets to PTVI. Beginning in 2003, the equity method is used to account for our 19.0% investment in Playboy TV-Latin America, LLC, or PTVLA, since the restructuring gave us the ability to exercise influence over PTVLA. The cost method was used prior to the restructuring.

      Minority Interest: In August 2001, our subsidiary Playboy.com, Inc., or Playboy.com, issued $15.3 million of its Series A Preferred Stock, of which $5.0 million was purchased by Hugh M. Hefner, Editor-In-Chief and Chief Creative Officer, or Mr. Hefner. In connection with the restructuring of our international TV joint ventures, we received the Playboy.com Series A Preferred Stock that was owned by an affiliate of Claxson Interactive Group, Inc., or Claxson. During the fourth quarter of 2005, we repurchased the remaining outstanding Playboy.com Series A Preferred Stock that was held by Mr. Hefner and an unrelated third party for $14.1 million. Included in this amount was $3.9 million of accrued dividends. Pursuant to its terms, the Playboy.com Series A Preferred Stock was canceled, retired and ceased to be outstanding as a result of the repurchases. Subsequently, Playboy.com became a wholly owned subsidiary of ours.

      At December 31, 2004, "Minority interest" and "Other noncurrent liabilities" included the accretion of dividends payable and professional fees related to the Playboy.com Series A Preferred Stock. Also included in "Other noncurrent liabilities" was minority interest associated with the Playboy.com Series A Preferred Stock.

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

(B)   RESTATEMENTS

      During the preparation of our 2005 financial statements, we elected to restate prior period balance sheet amounts to (1) reflect the change from the cost method to the equity method of accounting for our investment in PTVLA and
(2) to recognize additional liability relating to our salary continuation policy. In connection with the restructuring of the ownership of our international TV joint ventures with Claxson in 2002, we changed from the cost method to the equity method of accounting for our investment in PTVLA. In connection with the change in accounting method, we did not adjust the carrying value of our investment in PTVLA or retroactively restate prior periods to reflect the equity method of accounting from inception because the adjustments were immaterial to the financial statements of prior interim or annual periods taken as a whole. In 2003, we began to account for our share of PTVLA's earnings (losses) on the equity method. We have now decided to restate prior periods to give retroactive effect to the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This restatement effectively decreases the carrying value of our investment in PTVLA and related impact on shareholders' equity by $4.3 million. See Note (D), Restructuring of Ownership of International TV Joint Ventures. We currently maintain a practice of paying a separation allowance under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter. In 2003, we began to recognize the expense and the liability for our salary continuation policy on an accrual basis. We did not recognize the actuarially computed beginning liability as it was immaterial to the financial statements of prior interim or annual periods taken as a whole. Based on our 2005 actuarial assessment, we have decided to adjust the liability and shareholders' equity at December 31, 2005 and restate those amounts at prior balance sheets dates. Additionally, we have reclassed the existing liability from "Accrued salaries, wages and employee benefits" to "Other noncurrent liabilities." See Note (O), Benefit Plans.

      The cumulative effect of the restatements described above resulted in a $4.3 million decrease in assets, a $2.0 million increase in liabilities and a $6.3 million decrease in shareholders' equity. The restatements had no net effect on our Consolidated Statements of Operations and Cash Flows for all periods presented, and the adjustments did not have a material impact on the financial statements taken as a whole.

(C)   ACQUISITION

      In July 2001, we acquired The Hot Network and The Hot Zone networks, together with the related television assets of Califa Entertainment Group, Inc., or Califa. In addition, we acquired the Vivid TV network, now operated as Spice Platinum, and the related television assets of V.O.D., Inc., or VODI, a separate entity owned by the sellers. The addition of these networks into our television networks portfolio enables us to offer a wider range of adult programming. We accounted for the acquisition under the purchase method of accounting. Accordingly, the results of these networks since the acquisition date have been included in our Consolidated Statements of Operations. In connection with the acquisition and purchase price allocations, the Entertainment Group recorded goodwill of $27.4 million, which is deductible over 15 years for income tax purposes. The purchase price was recorded at its net present value and is reported in the Consolidated Balance Sheets as components of current and noncurrent "Acquisition liabilities."

      We recorded $30.8 million of intangible assets separate from goodwill consisting of $28.5 million for distribution agreements and $2.3 million for noncompete agreements. All of the noncompete agreements and $7.5 million of the distribution agreements are being amortized over approximately eight and two years, respectively, the weighted average lives of these agreements. Distribution agreements totaling $21.0 million were deemed to have indefinite lives and are not subject to amortization in accordance with Statement 142.

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

      The Califa acquisition agreement gave us the option of paying up to $71.0 million of the scheduled payments in cash or Class B stock. The number of shares, if any, we issue in connection with a particular payment or particular payments is based on the trading prices of the Class B stock surrounding the applicable payment dates. Prior to each scheduled payment of consideration, we must provide the sellers with written notice specifying the portion of the purchase price payment that we intend to pay in cash and the portion in Class B stock. If we notify the sellers that we intend to issue Class B stock, the sellers must elect the portion of the shares that the sellers want us to register under the Securities Act, referred to as the eligible shares. We are then obligated to issue eligible shares registered under the Securities Act. The sellers may sell the eligible shares received during the 90-day period following the date the eligible shares are issued. If we do not get the registration statement relating to the resale of our shares issued in connection with a specified payment effective within the periods set forth in the agreement, we are also obligated to pay the sellers interest on the amount of the payment until the registration statement is declared effective. The interest payment can be paid in cash or shares of Class B stock at our option. For purposes of this discussion, references to eligible shares also include any shares of Class B stock issued to pay any required interest payments, if applicable. The interest rate will vary depending on the length of time required after the applicable payment date to get the registration statement declared effective. The number of eligible shares that may be sold on any day during a selling period is limited under the purchase agreement for the networks. A selling period will be extended if the applicable volume limitations did not permit all of the eligible shares to be sold during that selling period, assuming that the maximum number of shares was sold on each day during the period.

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

      We are obligated to issue make-whole shares that are registered under the Securities Act and the sellers are entitled to sell those shares during a 30-day selling period that follows their issuance. Sales of make-whole shares are also subject to volume limitations and the selling periods applicable to make-whole shares will also be extended if the applicable volume limitations did not permit all of the make-whole shares to be sold during the applicable selling period, assuming that the maximum number of shares was sold on each day during the period. If during the applicable selling period for eligible shares or make-whole shares, the sales proceeds exceed the amount of the purchase price payment or the amount of the make-whole payment, the sellers will immediately cease the offering and sale of the remaining eligible shares or make-whole shares, as applicable, and the remaining eligible shares or make-whole shares, as applicable, will be returned promptly to us along with any excess sales proceeds.

      On April 17, 2002, a registration statement for the resale of approximately 1,475,000 shares became effective. These shares were issued in payment of the first two installments of consideration, which totaled $22.5 million plus $0.3 million of accrued interest. The sellers elected to sell the shares and realized net proceeds from the sale of $19.2 million. As a result, we were required to provide them with a make-whole payment in either cash or Class B stock of approximately $3.6 million, plus interest until the date payment was made. On March 14, 2003, we paid the sellers $17.3 million in cash, in satisfaction of $8.5 million of base consideration due in 2003, a $5.0 million performance-based payment due in 2003 and the $3.6 million make-whole payment, plus accrued interest of $0.2 million thereon. The amounts were recorded at the acquisition date as part of acquisition liabilities. In 2005 and 2004, we paid the sellers $8.0 million and $15.0 million in cash, respectively. In 2004, we paid $7.0 million in performance-based payments. In 2005, we had no such performance-based payments.

      At December 31, 2005, the remaining installments of consideration were due as follows (in thousands):

2006                                                                  $   8,000
2007                                                                      8,000
2008                                                                      1,000
2009                                                                      1,000
2010                                                                      1,000
2011                                                                        750
-------------------------------------------------------------------------------
Total future payments                                                 $  19,750
===============================================================================

(D)   RESTRUCTURING OF OWNERSHIP OF INTERNATIONAL TV JOINT VENTURES

      On December 24, 2002, we completed the restructuring of the ownership of our international TV joint ventures with Claxson. The restructuring resulted in our acquiring full ownership of Playboy TV and movie networks outside of the United States and Canada other than Latin America, Brazil, Iberia and Japan. The Claxson joint ventures originated when PTVI and PTVLA were formed in 1999 and 1996, respectively, as joint ventures between us and a member of the Cisneros Group, or Cisneros, for the ownership and operation of Playboy TV networks outside of the United States and Canada. In 2001, Claxson succeeded Cisneros as our joint venture partner.

      Under the terms of the restructuring transaction, we (a) increased our ownership in PTVI to 100%, (b) acquired the 19.9% equity in two Japanese networks previously owned by PTVI, (c) retained our existing 19.0% ownership in PTVLA, (d) acquired an option to increase our percentage ownership of PTVLA, (e) obtained 100% distribution rights to Playboy TV en Espanol in the U.S. Hispanic market, (f) restructured our Latin American Internet joint venture with Claxson in favor of revenue share and promotional agreements for our respective Internet businesses in Latin America and (g) received from Claxson its preferred stock ownership in Playboy.com, which subsequently became a wholly owned subsidiary in the fourth quarter of 2005.

      The equity method is used to account for our investment in PTVLA since the restructuring gave us the ability to exercise influence over PTVLA. The cost method was used prior to the restructuring. Equity loss in operations of PTVLA was $0.4 million, $0.1 million and $0.1 million in 2005, 2004 and 2003, respectively. Investment in equity interest of PTVLA totaled $4.5 million and $4.9 million at December 31, 2005 and 2004, respectively.

(E)   RESTRUCTURING EXPENSES

      In 2005, we recorded an additional charge of $0.1 million related to the 2002 restructuring plan as a result of changes in plan assumptions primarily related to leased space. There were no additional charges related to the 2001 restructuring plan. Of the total costs related to these restructuring plans, approximately $10.0 million was paid by December 31, 2005, with the remainder of $1.2 million to be paid through 2007.

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

      The   following   table   displays   the  activity  and  balances  of  the
restructuring reserve account for the years ended December 31, 2005, 2004 and 2003 (in thousands):

                                                     Consolidation
                                    Workforce    of Facilities and
                                    Reduction           Operations        Total
-------------------------------------------------------------------------------
Balance at December 31, 2002 (1)    $   2,772           $    3,805    $   6,577
Adjustment to previous estimate          (168)                 518          350
Cash payments                          (1,974)              (1,760)      (3,734)
-------------------------------------------------------------------------------
Balance at December 31, 2003              630                2,563        3,193
Additional reserve recorded               466                   --          466
Adjustment to previous estimate            --                  278          278
Cash payments                            (917)              (1,014)      (1,931)
-------------------------------------------------------------------------------
Balance at December 31, 2004              179                1,827        2,006
Adjustment to previous estimate            17                  132          149
Cash payments                            (196)                (749)        (945)
-------------------------------------------------------------------------------
Balance at December 31, 2005        $      --           $    1,210    $   1,210
===============================================================================

(1) The balance at December 31, 2002, consisted of remaining cash payments from our prior restructuring plans.

(F)   INCOME TAXES

      The income tax provision consisted of the following (in thousands):

                                        Fiscal Year   Fiscal Year   Fiscal Year
                                              Ended         Ended         Ended
                                           12/31/05      12/31/04      12/31/03
-------------------------------------------------------------------------------
Current:
   Federal                              $        --   $        --   $        67
   State                                        105            93           152
   Foreign                                    1,361         2,606         3,246
-------------------------------------------------------------------------------
     Total current                            1,466         2,699         3,465
-------------------------------------------------------------------------------
Deferred:
   Federal                                    2,302         1,042         1,365
   State                                        230           104           137
   Foreign                                       --            --            --
-------------------------------------------------------------------------------
     Total deferred                           2,532         1,146         1,502
-------------------------------------------------------------------------------
Total income tax provision              $     3,998   $     3,845   $     4,967
===============================================================================

      The U.S. statutory tax rate applicable to us for each of 2005, 2004 and 2003 was 35%. The income tax provision differed from a provision computed at the U.S. statutory tax rate as follows (in thousands):

                                                            Fiscal Year   Fiscal Year   Fiscal Year
                                                                  Ended         Ended         Ended
                                                               12/31/05      12/31/04      12/31/03
---------------------------------------------------------------------------------------------------
Statutory rate tax provision (benefit)                      $     1,142   $     4,842   $      (907)
Increase (decrease) in taxes resulting from:
   Foreign income and withholding tax on licensing income         1,629         2,606         3,246
   State income taxes                                               335           197           289
   Nondeductible expenses                                           295           661           507
   Increase (decrease) in valuation allowance                     2,632        (9,163)        3,307
   Tax benefit of foreign taxes paid or accrued                  (1,843)       (1,341)       (1,556)
   Tax benefit of state/foreign NOLs                               (188)           --            --
   Expiration of capital loss carryforward                           --         5,969            --
   Other                                                             (4)           74            81
---------------------------------------------------------------------------------------------------
Total income tax provision                                  $     3,998   $     3,845   $     4,967
===================================================================================================

      Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.

      In 2005, the valuation allowance, as adjusted, increased by $2.6 million related to the recognition of the deferred tax benefit of our NOLs and to the effect of the deferred tax treatment of certain acquired intangibles. In 2004, we decreased the valuation allowance by $9.2 million, of which $4.8 million was due to the reduction in the deferred tax asset related to 2004 net income and the remainder was primarily due to the expiration of a portion of our capital loss carryforward and the deferred tax treatment of certain acquired intangibles.

      The significant components of our deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below (in thousands):

                                                            Dec. 31,   Dec. 31,
                                                                2005       2004
-------------------------------------------------------------------------------
Deferred tax assets:
   NOL carryforwards                                        $ 45,263   $ 41,452
   Capital loss carryforwards                                  1,870      1,947
   Tax credit carryforwards                                   11,001      9,233
   Temporary difference related to PTVI                        7,423      8,978
   Other deductible temporary differences                     27,731     27,464
-------------------------------------------------------------------------------
     Total deferred tax assets                                93,288     89,074
     Valuation allowance                                     (75,295)   (72,663)
-------------------------------------------------------------------------------
       Deferred tax assets                                    17,993     16,411
-------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred subscription acquisition costs                    (4,594)    (5,811)
   Intangible assets                                         (23,530)   (20,839)
   Other taxable temporary differences                        (7,424)    (4,784)
-------------------------------------------------------------------------------
       Deferred tax liabilities                              (35,548)   (31,434)
-------------------------------------------------------------------------------
Deferred tax liabilities, net                               $(17,555)  $(15,023)
===============================================================================

      December 31, 2004 amounts in the above schedule are grossed up to reflect additional state and foreign NOLs and the corresponding valuation allowance.

      At December 31, 2005, we had federal NOLs of $96.9 million expiring from 2009 through 2025, state and local NOLs of $86.8 million expiring from 2006 through 2024 and foreign NOLs of $14.6 million that have no expiration date. Also at December 31, 2005, we had capital loss carryforwards of $5.3 million expiring in 2008. In addition, foreign tax credit carryforwards of $9.9 million and minimum tax credit carryforwards of $1.1 million are available to reduce future U.S. federal income taxes. The foreign tax credit carryforwards expire in 2014 and 2015 and the minimum tax credit carryforwards have no expiration date.

(G)   EARNINGS PER COMMON SHARE

      The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

                                                Fiscal Year   Fiscal Year   Fiscal Year
                                                      Ended         Ended         Ended
                                                   12/31/05      12/31/04      12/31/03
---------------------------------------------------------------------------------------
Numerator:
   For basic EPS - net income (loss)            $      (735)  $     9,561   $    (8,450)
   Preferred stock dividends                             --           428           893
---------------------------------------------------------------------------------------
For diluted EPS - net income (loss)             $      (735)  $     9,989   $    (7,557)
=======================================================================================

Denominator:
For basic EPS - weighted-average shares              33,163        31,581        27,023
  Effect of dilutive potential common shares:
   Employee stock options and other                      --           186            --
---------------------------------------------------------------------------------------
      Dilutive potential common shares                   --           186            --
---------------------------------------------------------------------------------------
For diluted EPS - weighted-average shares            33,163        31,767        27,023
=======================================================================================

Basic and Diluted EPS                           $     (0.02)  $      0.30   $     (0.31)
=======================================================================================

      The following table represents the approximate number of shares related to options to purchase our Class B common stock, or Class B stock, and convertible preferred stock that were outstanding and not included in the computation of diluted EPS for the years presented, as the inclusion of these shares would have been antidilutive (in thousands):

                                        Fiscal Year   Fiscal Year   Fiscal Year
                                              Ended         Ended         Ended
                                           12/31/05      12/31/04      12/31/03
-------------------------------------------------------------------------------
Stock options                                 2,371         2,336         2,835
Convertible preferred stock                      --           743         1,506
-------------------------------------------------------------------------------
Total                                         2,371         3,079         4,341
===============================================================================

      On May 1, 2003, $10.0 million of the Series A Preferred Stock of our subsidiary PEI Holdings, Inc., or Holdings, held by Mr. Hefner, along with accumulated dividends of $0.1 million, were exchanged for 1,122,209 shares of Playboy Class B stock.

      On April 26, 2004, we completed a public offering of 6,021,340 shares of our Class B stock. Included in this offering were 1,485,948 shares sold by Mr. Hefner. The shares sold by Mr. Hefner consisted of all of the shares of Class B stock he received upon conversion of all of the outstanding shares of Playboy Series A convertible preferred stock, which we refer to as the Playboy Preferred Stock, at the time of the offering. See Note (S), Public Equity Offering.

      In addition, in accordance with Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, the shares used in the calculation of diluted EPS also exclude the potential shares of Class B stock contingently issuable under our 3.00% convertible senior subordinated notes due 2025, or the convertible notes, because the inclusion of these shares would have been antidilutive. See Note
(N), Financing Obligations.

(H)   FINANCIAL INSTRUMENTS

      Fair Value: The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For cash and cash equivalents, receivables, certain other current assets and current maturities of long-term debt and short-term debt, the amounts reported approximated fair value due to their short-term nature. At December 31, 2004, our long-term debt consisted of $80.0 million of 11.00% senior secured notes issued by Holdings, or senior secured notes. The fair value of these notes was determined to be $92.9 million at December 31, 2004. As described in Note (N), Financing Obligations, in March 2005, we issued and sold in a private placement $115.0 million aggregate principal amount of our convertible notes. As of December 31, 2005, the fair value of the convertible notes was determined to be $116.7 million. For foreign currency forward contracts, the fair value was estimated using quoted market prices established by financial institutions for comparable instruments, which approximated the contracts' values.

      Concentrations of Credit Risk: Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom and segments from which our products are sold and/or licensed.

(I)   MARKETABLE SECURITIES AND SHORT-TERM INVESTMENTS

      Marketable securities, primarily purchased in connection with our deferred compensation plans, and short-term investments, which represent auction rate securities, consisted of the following (in thousands):

                                                                 Dec. 31,   Dec. 31,
                                                                     2005       2004
------------------------------------------------------------------------------------
Cost of marketable securities                                    $  4,829   $  3,894
Cost of short-term investments                                     21,000     20,000
Gross unrealized holding gains                                        215        217
Gross unrealized holding losses                                       (81)       (59)
------------------------------------------------------------------------------------
Fair value of marketable securities and short-term investments   $ 25,963   $ 24,052
====================================================================================

      We purchased $49.1 million and $4.3 million of short-term investments and marketable securities, respectively, in 2005. We received proceeds of $48.1 million and $3.4 million from the sales of short-term investments and marketable securities, respectively, in 2005, with realized gains totaling $0.1 million. There were no such proceeds in 2004 or 2003 and, therefore, no gains or losses were realized. Included in "Comprehensive income (loss)" for 2005 were net unrealized holding losses of $24 thousand and for 2004 and 2003 net unrealized holding gains of $0.4 million and $0.8 million, respectively. We recognized interest income of $0.9 million and $0.1 million on the auction rate securities during 2005 and 2004, respectively. No such interest income was recognized during 2003.

(J)   INVENTORIES, NET

      Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                            Dec. 31,   Dec. 31,
                                                                2005       2004
-------------------------------------------------------------------------------
Paper                                                       $  3,939   $  2,573
Editorial and other prepublication costs                       6,529      7,814
Merchandise finished goods                                     2,378      2,050
-------------------------------------------------------------------------------
Total inventories, net                                      $ 12,846   $ 12,437
===============================================================================

(K)   ADVERTISING COSTS

      At December 31, 2005 and 2004, advertising costs of $8.1 million and $7.9 million, respectively, were deferred and included in "Deferred subscription acquisition costs" and "Other current assets." For 2005, 2004 and 2003, our advertising expense was $38.6 million, $35.8 million and $34.5 million, respectively.

(L)   PROPERTY AND EQUIPMENT, NET

      Property and equipment, net, consisted of the following (in thousands):

                                                            Dec. 31,   Dec. 31,
                                                                2005       2004
-------------------------------------------------------------------------------
Land                                                        $    292   $    292
Buildings and improvements                                     8,712      8,706
Furniture and equipment                                       20,658     18,337
Leasehold improvements                                        11,564     11,090
Software                                                      10,169      8,214
-------------------------------------------------------------------------------
Total property and equipment                                  51,395     46,639
Accumulated depreciation                                     (37,624)   (35,148)
-------------------------------------------------------------------------------
Total property and equipment, net                           $ 13,771   $ 11,491
===============================================================================

(M)   PROGRAMMING COSTS, NET

      Programming costs, net, consisted of the following (in thousands):

                                                            Dec. 31,   Dec. 31,
                                                                2005       2004
-------------------------------------------------------------------------------
Released, less amortization                                 $ 38,044   $ 38,279
Completed, not yet released                                    4,589     10,471
In-process                                                    10,050      7,247
-------------------------------------------------------------------------------
Total programming costs, net                                $ 52,683   $ 55,997
===============================================================================

      Based on management's estimate at December 31, 2005, of future total gross revenues, approximately 60% of the completed original programming costs is expected to be amortized during 2006. We expect to amortize virtually all of the released, original programming costs during the next three years. At December 31, 2005, we had $17.3 million of film acquisition costs, which are typically amortized using the straight-line method, generally over three years or less, which is our estimate of the length of time during which we plan to re-air a film or program on our television networks.

(N)   FINANCING OBLIGATIONS

      Financing obligations consisted of the following (in thousands):

                                                            Dec. 31,   Dec. 31,
                                                                2005       2004
-------------------------------------------------------------------------------
Convertible senior subordinated notes, interest of 3.00%    $115,000   $     --
Senior secured notes, interest of 11.00%                          --     80,000
-------------------------------------------------------------------------------
Total financing obligations                                 $115,000   $ 80,000
===============================================================================

DEBT FINANCINGS

      On March 15, 2005, we issued and sold in a private placement $100.0 million aggregate principal amount of our convertible notes. On March 28, 2005, we issued and sold in a private placement an additional $15.0 million aggregate principal amount of the convertible notes due to the initial purchasers' exercise of the over-allotment option. The net proceeds of approximately $110.3 million from the issuance and sale of the convertible notes, after deducting the initial purchasers' discount and estimated offering expenses payable by us, were used, together with available cash, (i) to complete a tender offer and consent solicitation for, and to purchase and retire all of the $80.0 million outstanding principal amount of the senior secured notes for a total of approximately $95.2 million, including the bond tender premium and consent fee of $14.9 million and other expenses of $0.3 million, (ii) to purchase 381,971 shares of our Class B stock for an aggregate purchase price of $5.0 million concurrently with the sale of the convertible notes and (iii) for working capital and general corporate purposes.

      The convertible notes bear interest at a rate of 3.00% per annum on the principal amount of the notes, payable in arrears on March 15 and September 15 of each year, payment of which began on September 15, 2005. In addition, under certain circumstances beginning in 2012, if the trading price of the convertible notes exceeds a specified threshold during a prescribed measurement period prior to any semi-annual interest period, contingent interest will become payable on the convertible notes for that semi-annual interest period at an annual rate of 0.25% per annum.

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

      (3) upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes; or (4) if we have called the convertible notes for redemption. Upon conversion of a convertible note, a holder will receive cash in an amount equal to the lesser of the aggregate conversion value of the note being converted and the aggregate principal amount of the note being converted. If the aggregate conversion value of the convertible note being converted is greater than the cash amount received by the holder, the holder will also receive an amount in whole shares of Class B stock equal to the aggregate conversion value less the cash amount received by the holder. A holder will receive cash in lieu of any fractional shares of Class B stock. The maximum conversion rate, subject to adjustment, is 76.3942 shares per $1,000 principal amount of the convertible notes.

      The convertible notes mature on March 15, 2025. On or after March 15, 2010, if the closing price of our Class B stock exceeds a specified threshold, we may redeem any of the convertible notes at a redemption price in cash equal to 100% of the principal amount of the convertible notes, plus any accrued and unpaid interest up to, but excluding, the redemption date. On or after March 15, 2012, we may at any time redeem any of the convertible notes at the same redemption price. On each of March 15, 2012, March 15, 2015 and March 15, 2020, or upon the occurrence of a fundamental change, as specified in the indenture governing the convertible notes, holders may require us to purchase all or a portion of their convertible notes at a purchase price in cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest up to, but excluding, the purchase date.

      The convertible notes are unsecured senior subordinated obligations of Playboy Enterprises, Inc., and rank junior to all of the issuer's senior debt, including its guarantee of Holdings' borrowings under our credit facility; equally with all of the issuer's future senior subordinated debt; and, senior to all of the issuer's future subordinated debt. In addition, the assets of the issuer's subsidiaries are subject to the prior claims of all creditors, including trade creditors, of those subsidiaries.

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

FINANCING FROM RELATED PARTY

      At December 31, 2002, Playboy.com had an aggregate of $27.2 million of outstanding indebtedness to Mr. Hefner in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured. One promissory note, in the amount of $10.0 million, was extinguished in exchange for shares of Holdings Series A Preferred Stock with an aggregate stated value of $10.0 million. The two other promissory notes, in a combined principal amount of $17.2 million, were extinguished in exchange for $0.5 million in cash and shares of Holdings Series B Preferred Stock with an aggregate stated value of $16.7 million. Pursuant to the terms of an exchange agreement between us, Holdings, Playboy.com and Mr. Hefner and certificates of designation governing the Holdings Series A and Series B Preferred Stocks, we were required to exchange the Holdings Series A Preferred Stock for shares of Playboy Class B stock and to exchange the Holdings Series B Preferred Stock for shares of Playboy Preferred Stock.

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

      On April 26, 2004, we completed a public offering of 6,021,340 Class B shares at $12.69 per share, before underwriting discounts. Included in this offering were 4,385,392 shares sold by Playboy, 1,485,948 shares sold by Mr. Hefner and 150,000 shares sold by Christie Hefner, our Chairman and Chief Executive Officer, or Ms. Hefner. Playboy's shares included 3,600,000 initial shares, plus an additional 785,392 shares due to the underwriters' exercise of their over-allotment option. The shares sold by Mr. Hefner consisted of all the shares of Class B stock he received upon conversion, at the time of the offering, of all of the outstanding shares of Playboy Preferred Stock. Mr. Hefner and Ms. Hefner paid for expenses related to this transaction based on the number of shares each sold proportionate to the total number of shares sold in the offering.

      In 2005, we repurchased the remaining outstanding Playboy.com Series A Preferred Stock that was held by Mr. Hefner and an unrelated third party. These shares were part of the $15.3 million issued by our subsidiary Playboy.com in 2001 of which $5.0 million was purchased by Mr. Hefner. Pursuant to its terms, the Playboy.com Series A Preferred Stock was canceled, retired and ceased to be outstanding as a result of the repurchases. Subsequently, Playboy.com became a wholly owned subsidiary of ours.

(O) BENEFIT PLANS

      Our Employees Investment Savings Plan is a defined contribution plan consisting of two components: a profit sharing plan and a 401(k) plan. The profit sharing plan covers all employees who have completed 12 months of service of at least 1,000 hours. Our discretionary contribution to the profit sharing plan is distributed to each eligible employee's account in an amount equal to the ratio of each eligible employee's compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. Total contributions for 2005, 2004 and 2003 were $1.5 million, $1.3 million and $1.0 million, respectively.

      Eligible employees may participate in our 401(k) plan upon their date of hire. Our 401(k) plan offers several mutual fund investment options. The purchase of our stock is not an option. We make matching contributions to our 401(k) plan based on each participating employee's contributions and eligible compensation. Our matching contributions for 2005, 2004 and 2003 related to this plan were $1.3 million, $1.2 million and $1.0 million, respectively.

      We have two nonqualified deferred compensation plans, which permit certain employees and all nonemployee directors to annually elect to defer a portion of their compensation. A match is provided to employees who participate in the deferred compensation plan, at a certain specified minimum level, and whose annual eligible earnings exceed the salary limitation contained in the 401(k) plan. All amounts contributed and earnings credited under these plans are general unsecured obligations. Such obligations totaled $5.3 million and $4.7 million for 2005 and 2004, respectively, and are included in "Other noncurrent liabilities."

      We currently maintain a practice of paying a separation allowance under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with the Company and are at age 60 or thereafter. Payments in 2005, 2004 and 2003 under this policy were approximately $0.2 million, $40 thousand and $10 thousand, respectively. In 2005, 2004 and 2003 we recorded expenses, based on an actuarial estimate, of $0.5 million for each period. At December 31, 2005, and 2004, the accumulated benefit obligation was $3.6 million and $3.0 million, respectively, which is reflected in "Other noncurrent liabilities." At December 31, 2005, and 2004, the projected benefit obligation was $5.0 million and $4.2 million, respectively. In 2005, we recorded an additional minimum liability of $0.3 million to accumulated other comprehensive income. Our estimated future benefit payments are $0.5 million, $0.6 million, $0.6 million, $0.6 million and $0.7 million for years ending December 31, 2006 through 2010, respectively, and $3.5 million for the five-year period ending December 31, 2015.

(P) COMMITMENTS AND CONTINGENCIES

      Our principal lease commitments are for office space, operations facilities and furniture and equipment. Some of these leases contain renewal or end-of-lease purchase options. Our restructuring initiatives in 2002 and 2001 included the consolidation of office space in our Chicago, New York and Los Angeles locations. In our restructuring efforts, we have subleased a portion of our excess office space. See Note (E), Restructuring Expenses.

      Rent expense, net was as follows (in thousands):

                                        Fiscal Year   Fiscal Year   Fiscal Year
                                              Ended         Ended         Ended
                                           12/31/05      12/31/04      12/31/03
-------------------------------------------------------------------------------
Minimum rent expense                    $    14,670   $    13,495   $    13,755
Sublease income                                  --          (419)         (842)
-------------------------------------------------------------------------------
Rent expense, net                       $    14,670   $    13,076   $    12,913
===============================================================================

      There was no contingent rent expense in any of these periods. The minimum future commitments at December 31, 2005, under operating leases with initial or remaining noncancelable terms in excess of one year, were as follows (in thousands):

2006                                                                 $   14,741
2007                                                                     13,718
2008                                                                     12,204
2009                                                                      7,872
2010                                                                      7,866
Later years                                                              54,110
Less minimum sublease income                                               (713)
-------------------------------------------------------------------------------
Minimum lease commitments, net                                       $  109,798
===============================================================================

      Our entertainment programming is delivered to DTH and cable operators through communications satellite transponders. We currently have four transponder service agreements related to our domestic networks and two international transponder service agreements. The terms of these agreements extend from 2006 through 2014. At December 31, 2005, future commitments related to these six agreements were $6.3 million, $5.7 million, $5.7 million, $4.8 million and $3.5 million for 2006, 2007, 2008, 2009 and 2010, respectively, and $10.9 million thereafter.

      In 2002, a $4.4 million verdict was entered against us by a state trial court in Texas in a lawsuit with a former publishing licensee. We terminated the license in 1998 due to the licensee's failure to pay royalties and other amounts due to us under the license agreement. We are currently pursuing an appeal. We have posted a bond in the amount of approximately $9.4 million, which represents the amount of the judgment, costs and estimated pre- and post-judgment interest. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained and have not recorded a liability for this case in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

      In 2003, we recorded $8.5 million for the settlement of the Logix litigation, which related to events prior to our 1999 acquisition of Spice. We made payments of $1.0 million and $6.5 million in 2005 and 2004, respectively. In January 2006, we made a final payment of $1.0 million.

      In the third quarter of 2005 we acquired an affiliate network of websites to complement our existing online business. $8.3 million, which included $8.0 million for the initial purchase price and $0.3 million of acquisition-related costs, was paid in 2005 and additional payments of $2.0 million are required in each of 2006 and 2007. Additionally, pursuant to the asset purchase agreement, we are obligated to pay future contingent earnout payments, payable over a five-year period, based primarily on the financial performance of the acquired business. When contingent earnout payments are achieved, amounts will be recorded as a combination of additional purchase price and compensation expense.

(Q) STOCK PLANS

      We have stock plans for key employees and nonemployee directors, which provide for the grant of nonqualified and incentive stock options and/or shares of restricted stock units, deferred stock and other performance-based equity awards. The exercise price of options granted equals or exceeds the fair value at the grant date. In general, options vest over a two- to four-year period from the grant date and expire ten years from the grant date. Restricted stock units have been granted to key employees and provide for the issuance of Class B stock if three-year cumulative operating income target thresholds are met. In addition, one of the plans pertaining to nonemployee directors also allows for the issuance of Class B stock as awards and payment for annual retainer, committee and meeting fees.

      At December 31, 2005, a total of 1,093,134 shares of Class B stock were available for future grants under the various stock plans combined. Stock option transactions are summarized as follows:

                                                              Weighted Average
                                          Shares               Exercise Price
-------------------------------------------------------      -------------------
                                   Class A     Class B       Class A   Class B
-------------------------------------------------------      -------------------
Outstanding at December 31, 2002        --   2,615,886       $   --    $ 17.51
Granted                                 --     701,000           --      10.03
Exercised                               --     (17,500)          --      10.95
Canceled                                --    (455,500)          --      14.33
------------------------------------------------------
Outstanding at December 31, 2003        --   2,843,886           --      16.22
Granted                                 --     549,500           --      14.20
Exercised                               --     (41,334)          --       7.84
Canceled                                --    (119,332)          --      12.69
------------------------------------------------------
Outstanding at December 31, 2004        --   3,232,720           --      16.09
Granted                                 --     532,000           --      11.93
Exercised                               --    (176,252)          --       9.62
Canceled                                --    (214,333)          --      14.22
------------------------------------------------------
Outstanding at December 31, 2005        --   3,374,135       $   --    $ 15.85
======================================================       -----------------

      The following table summarizes information regarding stock options at December 31, 2005:

                                            Options Outstanding               Options Exercisable
                                   --------------------------------------   ----------------------
                                                      Weighted   Weighted                 Weighted
                                                       Average    Average                  Average
Range of                                Number       Remaining   Exercise        Number   Exercise
Exercise Prices                    Outstanding   Life In Years      Price   Exercisable      Price
-------------------------------------------------------------------------   ----------------------
Class B
$9.75-$16.72                         2,448,635            6.65   $  12.60     1,467,983   $  12.89
$21.00-$24.13                          583,500            3.31      21.84       583,500      21.84
$26.25-$31.50                          342,000            3.05      28.89       342,000      28.89
----------------------------------------------                              -----------
Total Class B                        3,374,135            5.71   $  15.85     2,393,483   $  17.36
==============================================---------------------------   ===========-----------

      The weighted average exercise prices for Class B exercisable stock options at December 31, 2004 and 2003 were $17.65 and $18.79, respectively.

      We issued 182,000 and 173,000 shares of restricted stock units at a weighted average per share fair value of $11.91 and $14.04 in 2005 and 2004, respectively. We canceled 27,000 and 9,000 of those shares during 2005 and 2004, respectively. As it was probable that the performance criteria would be met for the 2004 plan, we recorded $0.6 million and $0.7 million of compensation expense related to this plan in 2005 and 2004, respectively. Additionally, as it was probable that the performance criteria would not be met for the 2005 plan, no compensation expense was recorded.

      We have an Employee Stock Purchase Plan to provide substantially all regular full- and part-time employees an opportunity to purchase shares of our Class B stock through payroll deductions. The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on that day's closing price less a 15% discount. At December 31, 2005, a total of approximately 17,000 shares of Class B stock were available for future purchases under this plan. The adoption of Statement 123(R) will have minimal impact on our expenses related to the Employee Stock Purchase Plan.

(R)   SALE OF SECURITIES

      The Califa acquisition agreement gave us the option of paying up to $71.0 million of the purchase price in cash or Class B stock through 2007. On April 17, 2002, a registration statement for the resale of approximately 1,475,000 shares became effective. These shares were issued in payment of the first two installments of consideration, which totaled $22.5 million plus $0.3 million of accrued interest. The sellers elected to sell the shares and realized net proceeds from the sale of $19.2 million. As a result, we were required to provide them with a make-whole payment in either cash or Class B stock of approximately $3.6 million, plus interest until the date payment was made. On March 14, 2003, we paid the sellers $17.3 million in cash, in satisfaction of $8.5 million of base consideration due in 2003, a $5.0 million performance-based payment due in 2003 and the $3.6 million make-whole payment, plus accrued interest of $0.2 million thereon. The amounts were recorded at the acquisition date as part of acquisition liabilities. In 2005 and 2004, we paid the sellers $8.0 million and $15.0 million in cash, respectively. See Note (C), Acquisition.

(S)   PUBLIC EQUITY OFFERING

      On April 26, 2004, we completed a public offering of 6,021,340 Class B shares at $12.69 per share, before underwriting discounts. Included in this offering were 4,385,392 shares sold by Playboy, 1,485,948 shares sold by Mr. Hefner, and 150,000 shares sold by Ms. Hefner. Playboy's shares included 3,600,000 initial shares, plus an additional 785,392 shares due to the underwriters' exercise of their over-allotment option. The shares sold by Mr. Hefner consisted of all of the shares of Class B stock he received upon conversion, at the time of the offering, of all of the outstanding shares of Playboy Preferred Stock. Mr. Hefner and Ms. Hefner paid for expenses related to this transaction based on the number of shares each sold proportionate to the total number of shares sold in the offering.

      Net proceeds to us from the sale of our shares were approximately $51.9 million. On June 11, 2004, we used $39.8 million of the net proceeds of this sale to redeem $35.0 million in aggregate principal amount of the outstanding senior secured notes, which included a $3.9 million bond redemption premium and accrued and unpaid interest of $0.9 million. We used approximately $0.7 million of the net proceeds to pay accrued and unpaid dividends on the Playboy Preferred Stock up to the time of conversion. The balance of the net proceeds was used for general corporate purposes on an ongoing basis.

(T)   CONSOLIDATED STATEMENTS OF CASH FLOWS

      Cash paid for interest and income taxes was as follows (in thousands):

                                        Fiscal Year   Fiscal Year    Fiscal Year
                                              Ended         Ended          Ended
                                           12/31/05      12/31/04       12/31/03
--------------------------------------------------------------------------------
Interest                                $    10,949   $    20,267    $    13,720
Income taxes                            $     2,416   $     2,544    $     3,668
--------------------------------------------------------------------------------

      In 2005, we used the net proceeds from the convertible notes to, among other things, complete a tender offer and consent solicitation for, and to purchase and retire all of the $80.0 million outstanding principal amount of the senior secured notes. See Note (N), Financing Obligations. In 2003, we had noncash activities related to the conversion of three related party promissory notes. The notes were first converted to Holdings Series A and Series B Preferred Stocks. Subsequently, the Holdings Series A Preferred Stock was converted to Playboy Class B stock and the Series B Preferred Stock was converted to Playboy Preferred Stock. See Note (N), Financing Obligations.

(U)   SEGMENT INFORMATION

      Our  businesses  are  currently   classified   into  the  following  three
reportable segments: Entertainment, Publishing and Licensing. During the fourth quarter of 2004, we announced the realignment of our existing TV,

DVD, online and wireless businesses. As a result of the new operating structure, we have changed our reportable business segments to include in the Entertainment Group segment the operations formerly reported in the Online Group segment. The new operating structure is designed to streamline operations, maximize return on content creation and increase responsiveness to customers. As required by Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, all prior period segment information has been reclassified to reflect this change.

      Entertainment Group operations include the production and marketing of television programming for our domestic and international TV networks, web-based entertainment experiences, wireless content distribution, e-commerce, worldwide DVD products, satellite radio and online gaming under the Playboy, Spice and other brand names. Publishing Group operations include the publication of Playboy magazine, as well as other domestic publishing businesses, including special editions, books and calendars and the licensing of international editions of Playboy magazine. Licensing Group operations include the licensing of consumer products carrying one or more of our trademarks and/or images, Playboy-branded retail stores, location-based entertainment destinations and certain revenue generating marketing activities.

      These reportable segments are based on the nature of the products offered. Our chief operating decision maker evaluates performance and allocates resources based on several factors, of which the primary financial measure is segment operating results. The accounting policies of the reportable segments are the same as those described in Note (A), Summary of Significant Accounting Policies.

      The following table represents financial information by reportable segment (in thousands):

                                         Fiscal Year   Fiscal Year  Fiscal Year
                                               Ended         Ended        Ended
                                            12/31/05      12/31/04     12/31/03
--------------------------------------------------------------------------------
Net revenues (1)
Entertainment                            $   203,370   $   189,157  $   175,735
Publishing                                   106,513       119,816      120,678
Licensing                                     28,270        20,403       19,431
--------------------------------------------------------------------------------
Total                                    $   338,153   $   329,376  $   315,844
================================================================================
Income (loss) before income taxes
Entertainment                            $    40,962   $    33,145  $    30,823
Publishing                                    (6,471)        6,233        5,160
Licensing                                     16,137        10,476       10,358
Corporate Administration and Promotion       (19,632)      (18,207)     (16,539)
Restructuring expenses                          (149)         (744)        (350)
Gains on disposal                                 14             2           --
Nonoperating expense                         (27,598)      (17,071)     (32,042)
--------------------------------------------------------------------------------
Total                                    $     3,263   $    13,834  $    (2,590)
================================================================================
Depreciation and amortization (2) (3)
Entertainment                            $    41,603   $    45,847  $    47,892
Publishing                                       159           231          397
Licensing                                         13            28           33
Corporate Administration and Promotion           765           994        1,236
--------------------------------------------------------------------------------
Total                                    $    42,540   $    47,100  $    49,558
================================================================================
Identifiable assets (2) (4)
Entertainment                            $   274,197   $   262,485  $   266,298
Publishing                                    38,833        45,724       48,462
Licensing                                      7,815         5,344        8,199
Corporate Administration and Promotion       108,124       102,777       90,850
--------------------------------------------------------------------------------
Total                                    $   428,969   $   416,330  $   413,809
================================================================================

(1) Net revenues include revenues attributable to foreign countries of approximately $89,731, $78,337 and $69,478 in 2005, 2004 and 2003,
      respectively. Revenues from the U.K. were $34,451, $29,657 and $24,600 in 2005, 2004 and 2003, respectively. No other individual foreign country's revenue was material. Revenues are generally attributed to countries based on the location of customers, except licensing royalties for which revenues are attributed based upon the location of licensees.

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

(V)   RELATED PARTY TRANSACTIONS

      In 1971, we purchased the Playboy Mansion in Los Angeles, California, where our founder, Mr. Hefner, lives. The Playboy Mansion is used for various corporate activities, including serving as a valuable location for television production, magazine photography and for online, advertising and sales events. It also enhances our image, as we host many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increase public awareness of us and our products and services. Mr. Hefner pays us rent for that portion of the Playboy Mansion used exclusively for his and his personal guests' residence as well as the per-unit value of non-business meals, beverages and other benefits received by him and his personal guests. The Playboy Mansion is included in our Consolidated Balance Sheets at December 31, 2005 and 2004 at a net book value, including all improvements and after accumulated depreciation, of $1.5 million and $1.6 million, respectively. The operating expenses of the Playboy Mansion, including depreciation and taxes, were $3.1 million, $3.0 million and $2.3 million for 2005, 2004 and 2003, respectively, net of rent received from Mr. Hefner. We estimated the sum of the rent and other benefits payable for 2005 to be $1.1 million, and Mr. Hefner paid that amount during 2005. The actual rent and other benefits payable for 2004 and 2003 were $1.3 million and $1.4 million, respectively.

      At December 31, 2002 and at the time of the Hefner debt restructuring, Playboy.com had an aggregate of $27.2 million of outstanding indebtedness to Mr. Hefner in the form of three promissory notes. Upon the closing of the senior secured notes offering on March 11, 2003, Playboy.com's debt to Mr. Hefner was restructured as previously discussed in Note (N), Financing Obligations.

      On April 26, 2004, Mr. Hefner converted his $16.7 million of Playboy Preferred Stock into 1,485,948 shares of our Class B stock and sold these shares as part of our public equity offering on that date. See Note (S), Public Equity Offering.

      In 2005, we repurchased the remaining outstanding Playboy.com Series A Preferred Stock that was held by Mr. Hefner and an unrelated third party. These shares were part of $15.3 million issued by our subsidiary Playboy.com in 2001, of which $5.0 million was purchased by Mr. Hefner. See Note (N), Financing Obligations.

(W)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the unaudited quarterly results of operations for 2005 and 2004 (in thousands, except per share amounts):

                                                                           Quarters Ended
                                                            ---------------------------------------------
2005                                                          Mar. 31     June 30    Sept. 30     Dec. 31
---------------------------------------------------------------------------------------------------------
Net revenues                                                $  83,451   $  82,871   $  80,884   $  90,947
Operating income                                               10,908       7,309       5,349       7,295
Net income (loss)                                             (13,119)      4,640       3,178       4,566
Net income (loss) applicable to
   common shareholders                                        (13,119)      4,640       3,178       4,566
Basic and diluted earnings (loss) per share applicable to
   common shareholders                                          (0.39)       0.14        0.10        0.14
Common stock price
   Class A high                                                 13.55       12.20       12.80       13.49
   Class A low                                                  10.51       10.85       11.15       11.30
   Class B high                                                 14.85       13.37       14.41       15.88
   Class B low                                              $   11.33   $   11.80   $   12.57   $   13.14
---------------------------------------------------------------------------------------------------------

                                                                            Quarters Ended
                                                            ---------------------------------------------
2004                                                          Mar. 31     June 30    Sept. 30     Dec. 31
---------------------------------------------------------------------------------------------------------
Net revenues                                                $  80,870   $  78,717   $  80,258   $  89,531
Operating income                                                7,452       3,163       6,705      13,585
Net income (loss)                                               1,888      (8,291)      1,927      14,465
Net income (loss) applicable to
   common shareholders                                          1,553      (8,384)      1,927      14,465
Basic and diluted earnings (loss) per share applicable to
   common shareholders                                           0.06       (0.26)       0.06        0.43
Common stock price
   Class A high                                                 14.78       13.26       11.25       12.35
   Class A low                                                  12.10       11.00        7.60        9.60
   Class B high                                                 16.48       14.55       12.00       13.25
   Class B low                                              $   13.05   $   11.43   $    8.00   $    9.96
---------------------------------------------------------------------------------------------------------

      Quarterly and year-to-date computations of per share amounts are made independently, therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

      Net loss for the quarter ended March 31, 2005, included $19.3 million of debt extinguishment expense related to the redemption of $80.0 million aggregate principal amount of our senior secured notes. See Note (N), Financing Obligations.

      Net income for the quarter ended December 31, 2004, included a $5.6 million insurance recovery related to litigation.

      Net loss for the quarter ended June 30, 2004, included $5.9 million of debt extinguishment expense related to the redemption of $35.0 million aggregate principal amount of our senior secured notes. See Note (N), Financing Obligations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Playboy Enterprises, Inc.

      We have audited the accompanying consolidated balance sheets of Playboy Enterprises, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playboy Enterprises, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Playboy Enterprises, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006, expressed an unqualified opinion thereon.

      As discussed in Note (B), the consolidated balance sheet as of December 31, 2004 and the consolidated statement of shareholders' equity as of December 31, 2002 have been restated.

                                                         Ernst & Young LLP

Chicago, Illinois
March 10, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item  9A. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

      Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures are effective.

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

      Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this evaluation, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management believes that our internal control over financial reporting is effective as of December 31, 2005.

      Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(c)   Management's Consideration of the Restatements

      In coming to the conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of December 31, 2005, management considered, among other things, the restatements disclosed in Note (B), Restatements, to the accompanying Consolidated Financial Statements included in this Annual Report on Form 10-K. Management reviewed and analyzed the guidance in the Public Company Accounting Oversight Board's Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements and the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 99, Materiality. The restatements had no effect on our Consolidated Statements of Operations and Cash Flows for all periods presented because management has been accounting for the income statement effects of these items appropriately since 2003. Additionally, the effects on our Consolidated Balance Sheets and Statements of Shareholders' Equity were immaterial at December 31, 2005 and 2004. Taking into consideration that (i) the adjustments did not have a material impact on the financial statements taken as a whole; (ii) we were aware of the issues and had concluded in prior years that the financial statement effect of any misstatements were immaterial; and (iii) the adjustments had no effect on income or cash flows because we had been accounting for the income effects of these items appropriately since 2003 and we had effective controls over the accounting for the income impact of these items since 2002, management concluded that these matters individually and in the aggregate did not constitute a material weakness.

(d) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Playboy Enterprises, Inc.

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Playboy Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Playboy Enterprises, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that Playboy Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Playboy Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Playboy Enterprises, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 10, 2006, expressed an unqualified opinion thereon.

                                                         Ernst & Young LLP

Chicago, Illinois
March 10, 2006

(e)   Change in Internal Control Over Financial Reporting

      There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The information required by Item 10 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2006, which will be filed within 120 days after the close of our fiscal year ended December 31, 2005, and is incorporated herein by reference, pursuant to General Instruction G(3).

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

Item 11. Executive Compensation

      The information required by Item 11 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2006, which will be filed within 120 days after the close of our fiscal year ended December 31, 2005, and is incorporated herein by reference (excluding the Report of the Compensation Committee and the Performance Graph), pursuant to General Instruction G(3).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information regarding outstanding options and shares reserved for future issuance as of December 31, 2005:

                                                             Class B Stock
                                              ----------------------------------------------
                                                                  Weighted
                                                                   Average            Number
                                                Number of   Exercise Price         of Shares
                                                  Options       of Options     Remaining for
                                              Outstanding      Outstanding   Future Issuance
--------------------------------------------------------------------------------------------
Total equity compensation plans approved by
   security holders                             3,374,135          $ 15.85         1,093,134
============================================================================================

      The other information required by Item 12 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2006, which will be filed within 120 days after the close of our fiscal year ended December 31, 2005, and is incorporated herein by reference, pursuant to General Instruction G(3).

Item 13. Certain Relationships and Related Transactions

      The information required by Item 13 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2006, which will be filed within 120 days after the close of our fiscal year ended December 31, 2005, and is incorporated herein by reference, pursuant to General Instruction G(3).

Item 14. Principal Accounting Fees and Services

      The information required by Item 14 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2006, which will be filed within 120 days after the close of our fiscal year ended December 31, 2005, and is incorporated herein by reference, pursuant to General Instruction G(3).

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                                                                            Page
                                                                            ----
      (1)   Financial Statements

            Our Financial Statements and Supplementary Data following are as set forth under Part II. Item 8. of this Annual Report on Form 10-K:

            Consolidated Statements of Operations - Fiscal Years Ended
            December 31, 2005, 2004 and 2003                                  47

            Consolidated Balance Sheets - December 31, 2005 and 2004          48

            Consolidated Statements of Shareholders' Equity - Fiscal
            Years Ended December 31, 2005, 2004 and 2003                      49

            Consolidated Statements of Cash Flows - Fiscal Years Ended
            December 31, 2005, 2004 and 2003                                  50

            Notes to Consolidated Financial Statements                        51

            Report of Independent Registered Public Accounting Firm           72

      (2)   Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts                   87

            All other schedules have been omitted because they are not required, are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

      (3)   Exhibits

            See Exhibit Index, which appears at the end of this document and which is incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PLAYBOY ENTERPRISES, INC.

March 16, 2006
                                                   By /s/ Linda Havard
                                                      ---------------
                                                   Linda G. Havard
                                                   Executive Vice President,
                                                   Finance and Operations,
                                                   and Chief Financial Officer
                                                   (Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Christie Hefner                                March 16, 2006
-----------------------------------------------
Christie Hefner
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Richard S. Rosenzweig                          March 16, 2006
-----------------------------------------------
Richard S. Rosenzweig
Executive Vice President and Director

/s/ Dennis S. Bookshester                          March 16, 2006
-----------------------------------------------
Dennis S. Bookshester
Director

/s/ David I. Chemerow                              March 16, 2006
-----------------------------------------------
David I. Chemerow
Director

/s/ Donald G. Drapkin                              March 16, 2006
-----------------------------------------------
Donald G. Drapkin
Director

/s/ Jerome H. Kern                                 March 16, 2006
-----------------------------------------------
Jerome H. Kern
Director

/s/ Russell I. Pillar                              March 16, 2006
-----------------------------------------------
Russell I. Pillar
Director

/s/ Sol Rosenthal                                  March 16, 2006
-----------------------------------------------
Sol Rosenthal
Director

/s/ Linda Havard                                   March 16, 2006
-----------------------------------------------
Linda G. Havard
Executive Vice President,
Finance and Operations,
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

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

  3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Playboy Enterprises, Inc. (incorporated by reference to Exhibit 3.2 from our quarterly report on Form 10-Q dated June 30, 2004, or the June 30, 2004 Form 10-Q)

  4.1 Indenture, dated March 15, 2005, between Playboy Enterprises, Inc. and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 from the Current Report on Form 8-K dated March 9, 2005)

  4.2 Form of 3.00% Convertible Senior Subordinated Notes due 2025 (included in Exhibit 4.1)

  4.3 Registration Rights Agreement, dated March 15, 2005, among Playboy Enterprises, Inc. and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 from the Current Report on Form 8-K dated March 9, 2005)

 10.1       Playboy Magazine Printing and Binding Agreement

           #a October 22, 1997 Agreement between Playboy Enterprises,Inc. and Quad/Graphics, Inc. (incorporated by reference to Exhibit
                  10.4 from our transition period report on Form 10-K for the six months ended December 31, 1997, or the Transition Period Form 10-K)

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

            a July 2, 1999 Agreement between Warner Publisher Services, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.4 from our quarterly report on Form 10-Q for the quarter ended September 30, 1999)

           #b May 4, 2004 Agreement between Warner Publisher Services, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.1 from the June 30, 2004 Form 10-Q)

           @c     Amendment  to May 4, 2004  Agreement  dated as of December 12,
                  2005

           @d Amendment to December 12, 2005 Agreement dated as of January 13, 2006

 10.3       Playboy Magazine Subscription Fulfillment Agreement

            a July 1, 1987 Agreement between Communications Data Services, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.12(a) from our annual report on Form 10-K for the year ended June 30, 1992, or the 1992 Form 10-K)

            b Amendment dated as of June 1, 1988 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.12(b) from our annual report on Form 10-K for the year ended June 30, 1993, or the 1993 Form 10-K)

            c Amendment dated as of July 1, 1990 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.12(c) from our annual report on Form 10-K for the year ended June 30, 1991, or the 1991 Form 10-K)

            d Amendment dated as of July 1, 1996 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.5(d) from our annual report on Form 10-K for the year ended June 30, 1996, or the 1996 Form 10-K)

           #e Amendment dated as of July 7, 1997 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.6(e) from the Transition Period Form 10-K)

           #f Amendment dated as of July 1, 2001 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001, or the September 30, 2001 Form 10-Q)

 10.4       Transponder Service Agreements

            a SKYNET Transponder Service Agreement dated March 1, 2001 between Playboy Entertainment Group, Inc. and LORAL SKYNET (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended March 31, 2001)

            b SKYNET Transponder Service Agreement dated February 8, 1999 by and between Califa Entertainment Group, Inc. and LORAL SKYNET

            c Transfer of Service Agreement dated February 22, 2002 between Califa Entertainment Group, Inc., LORAL SKYNET and Spice Hot Entertainment, Inc.

            d Amendment One to the Transponder Service Agreement between Spice Hot Entertainment, Inc. and LORAL SKYNET dated February 28, 2002

            (items (b), (c) and (d) incorporated by reference to Exhibits 10.4(b), (c) and (d), respectively, from our annual report on Form 10-K for the year ended December 31, 2001, or the 2001 Form 10-K)

            e Transponder Service Agreement dated August 12, 1999 between British Sky Broadcasting Limited and The Home Video Channel Limited (incorporated by reference to Exhibit 10.4(e) from our annual report on Form 10-K for the year ended December 31, 2002, or the 2002 Form 10-K)

            f First Amendment dated as of May 7, 2004 between Playboy and LORAL SKYNET extending its current term expiration of January 31, 2010 to January 31, 2013

            g Intelsat LLC acquired assets of LORAL SKYNET effective March 17, 2004

            (items (f) and (g) incorporated by reference to Exhibits 10.4(f) and (g), respectively, from our annual report on Form 10-K for the year ended December 31, 2004, or the 2004 Form 10-K)

#10.5       Playboy TV - Latin America, LLC Agreements

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

            (incorporated by reference to Exhibit 2.1 from the Current Report on Form 8-K dated December 23, 2002 and filed with the SEC on January 7, 2003)

#10.7 Amended and Restated Affiliation and License Agreement dated May 17, 2002 between DirecTV, Inc. and Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc. and Spice Platinum Entertainment, Inc. regarding DBS Satellite Exhibition of Programming (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q dated June 30, 2002, or the June 30, 2002 Form 10-Q)

#10.8 Affiliation Agreement dated July 8, 2004 between Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc., and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q dated September 30, 2004, or the September 30, 2004 Form 10-Q)

 10.9       Affiliation  Agreement between Spice, Inc., and Satellite  Services,
            Inc.

            a Affiliation Agreement, dated November 1, 1992, between Spice, Inc., and Satellite Services, Inc.

            b Amendment No. 1, dated September 29, 1994, to Affiliation Agreement, dated November 1, 1992, between Spice, Inc., and Satellite Services, Inc.

            c     Letter   Agreement,   dated  July  18,   1997,   amending  the
                  Affiliation Agreement, dated November 1, 1992, between Spice, Inc., and Satellite Services, Inc.

            d Letter Agreement, dated December 18, 1997, amending the Affiliation Agreement, dated November 1, 1992, between Spice, Inc., and Satellite Services, Inc.

            e     Amendment,   effective  September  26,  2005,  to  Affiliation
                  Agreement, dated November 1, 1992, between Spice, Inc., and Satellite Services, Inc.

            (items (a) through (e) incorporated by reference to Exhibits 10.1.1 through 10.1.5, respectively, from our quarterly report on Form 10-Q dated September 30, 2005, or the September 30, 2005 Form 10-Q)

  10.10 Affiliation Agreement between Playboy Entertainment Group,Inc., and Satellite Services, Inc.

            a     Affiliation  Agreement,   dated  February  10,  1993,  between
                  Playboy  Entertainment  Group,  Inc., and Satellite  Services,
                  Inc.

            b     Amendment,   effective  September  26,  2005,  to  Affiliation
                  Agreement,   dated   February   10,  1993,   between   Playboy
                  Entertainment Group, Inc., and Satellite Services, Inc.

            (items (a) and (b) incorporated by reference to Exhibits 10.2.1 and 10.2.2, respectively, from the September 30, 2005 Form 10-Q)

  10.11 Master Lease Agreement dated December 22, 2003 between The Walden Asset Group, LLC and Playboy Entertainment Group, Inc.

            a     Master Lease Agreement

            b     Equipment Schedule No. 1

            c     Acceptance Certificate for Equipment Schedule No. 1

            (items (a) through (c) incorporated by reference to Exhibit 10.8 from the 2003 Form 10-K)

  10.12 Acknowledgement of Assignment dated December 22, 2003 among Playboy Entertainment Group, Inc., The Walden Asset Group, LLC and General Electric Capital Corporation (incorporated by reference to Exhibit
            10.9 from the 2003 Form 10-K)

 #10.13 Corporate Guaranty dated December 22, 2003 executed by General Electric Capital Corporation regarding the Master Lease Agreement dated December 22, 2003 (incorporated by reference to Exhibit 10.10 from the 2003 Form 10-K)

 #10.14 Fulfillment and Customer Service Services Agreement dated January 2, 2004 between Infinity Resources, Inc. and Playboy.com, Inc. (incorporated by reference to Exhibit 10.2 from the June 30, 2004 Form 10-Q)

  10.15 Amended and Restated Credit Agreement, effective April 1, 2005, or the Credit Agreement, among PEI Holdings, Inc., as borrower, and Bank of America, N.A., as Agent and the other lenders from time to time party thereto a Credit Agreement (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q dated March 31, 2005)

           @b First Amendment to April 1, 2005 Credit Agreement dated March 10, 2006 among PEI Holding, Inc., as borrower, Bank of America, N.A., as Agent, and the other Lenders Party Hereto

            c     Master Corporate Guaranty, dated March 11, 2003

            d Security Agreement, dated as of March 11, 2003, between PEI Holdings, Inc. and Bank of America, N.A., as Agent under the Credit Agreement

            e Security Agreement, dated as of March 11, 2003, among Playboy Enterprises, Inc. and each of the domestic subsidiaries of PEI Holdings, Inc. set forth on the signature pages thereto and Bank of America, N.A., as Agent under the Credit Agreement

            f Pledge Agreement, dated as of March 11, 2003, between PEI Holdings, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            g Pledge Agreement, dated as of March 11, 2003, among Chelsea Court Holdings LLC, as the limited partner in 1945/1947 Cedar River C.V., Candlelight Management LLC, as the general partner in 1945/1947 Cedar River C.V., and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            h Pledge Agreement, dated as of March 11, 2003, between Claridge Organization LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            i Pledge Agreement, dated as of March 11, 2003, between Playboy Clubs International, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            j Pledge Agreement, dated as of March 11, 2003, between CPV Productions, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            k Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            l Pledge Agreement, dated as of March 11, 2003, between Playboy Gaming International, Ltd. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            m Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            n Pledge Agreement, dated as of March 11, 2003, between Playboy Enterprises, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            o Pledge Agreement, dated as of March 11, 2003, between Playboy Enterprises International, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            p Pledge Agreement, dated as of March 11, 2003, between Planet Playboy, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            q Pledge Agreement, dated as of March 11, 2003, between Spice Entertainment, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            r Pledge Agreement, dated as of March 11, 2003, between Playboy TV International, LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement
            s Pledge Agreement, dated as of March 11, 2003, between Playboy TV International, LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

            t Trademark Security Agreement, dated as of March 11, 2003, by AdulTVision Communications, Inc., Alta Loma Entertainment, Inc., Lifestyle Brands, Ltd., Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Playboy Enterprises International, Inc. and Spice Hot Entertainment, Inc. in favor of Bank of America, N.A., as Agent under the Credit Agreement

            u Copyright Security Agreement, dated March 11, 2003, by After Dark Video, Inc., Alta Loma Distribution, Inc., Alta Loma Entertainment, Inc., Impulse Productions, Inc., Indigo Entertainment, Inc., MH Pictures, Inc., Mystique Films, Inc., Playboy Entertainment Group, Inc., Precious Films, Inc. and Women Productions, Inc. in favor of Bank of America, N.A., as Agent under the Credit Agreement

            v Lease Subordination Agreement, dated as of March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent for various lenders

            w Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 11, 2003, made and executed by Playboy Enterprises International, Inc. in favor of Fidelity National Title Insurance Company for the benefit of Bank of America, N.A., as Agent for Lenders under the Credit Agreement

            (items (c) through (w)  incorporated  by reference to Exhibits  10.9
            (b) through (u), respectively, from the 2002 Form 10-K)

            x Pledge Amendment, dated July 22, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.9(i)-1 from our May 19, 2003 Form S-4).

            y First Amendment, dated September 15, 2004, to Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 11, 2003, made and executed between Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.4 from the September 30, 2004 Form 10-Q)

  10.16     Exchange  Agreement,  dated  as of March  11,  2003,  among  Hugh M.
            Hefner, Playboy.com, Inc., PEI Holdings, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 4.2 from the 2002 Form 10-K)

  10.17 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner

            a     Letter of Interpretation of Lease

            b     Agreement of Lease

            (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)

            c Amendment to Lease Agreement dated as of January 12, 1998 (incorporated by reference to Exhibit 10.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 1998, or the March 31, 1998 Form 10-Q)

            d Lease Subordination Agreement, dated as of March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent for various lenders (see Exhibit 10.15(v))

            (item (d) incorporated by reference to Exhibit 10.9(t) from the 2002 Form 10-K)

  10.18     Los Angeles Office Lease Documents

            a Agreement of Lease dated April 23, 2002 between Los Angeles Media Tech Center, LLC and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.4 from the June 30, 2002 Form 10-Q)

            b First Amendment to April 23, 2002 Lease dated June 28, 2002 (incorporated by reference to Exhibit 10.4 from our quarterly report on Form 10-Q for the quarter ended September 30, 2002, or the September 30, 2002 Form 10-Q)
            c Second Amendment to April 23, 2002 Lease dated September 23, 2004 (incorporated by reference to Exhibit 10.2 from the September 30, 2004 Form 10-Q)

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

            (items (d) through (g) incorporated by reference to Exhibits 10.17(d) through (g), respectively, from the 2002 Form 10-K)

            h Guaranty dated September 20, 2001 by Playboy Entertainment Group, Inc. in favor of Kingston Andrita LLC (incorporated by reference to Exhibit 10.3(c) from the September 30, 2001 Form 10-Q)

            i Seventh Amendment to September 20, 2001 Lease dated July 23, 2003 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q dated September 30, 2003)

 @10.22     Rocklin Studio Facility Lease Documents

            a Agreement of Lease dated September 21, 2005 between Joseph H. Lackey and ICS Entertainment, Inc.

 *10.23     Selected Company Remunerative Plans

            a Executive Protection Program dated March 1, 1990 (incorporated by reference to Exhibit 10.18(c) from the 1995 Form 10-K)

            b Amended and Restated Deferred Compensation Plan for Employees effective January 1, 1998

            c Amended and Restated Deferred Compensation Plan for Board of Directors effective January 1, 1998

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

 *10.25     1995 Stock Incentive Plan

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

 *10.26     1997 Directors' Plan

            a     Amended  and  Restated   1997  Equity  Plan  for   NonEmployee
                  Directors of Playboy Enterprises, Inc.

            b Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from our quarterly report on Form 10-Q for the quarter ended September 30, 1997)

            c     Amendment  to the  Amended and  Restated  1997 Equity Plan for
                  NonEmployee Directors of Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.25(c) from the 2004 Form 10-K).

 *10.27 Form of Nonqualified Option Agreement between Playboy Enterprises, Inc. and each of Dennis S. Bookshester and Sol Rosenthal (incorporated by reference to Exhibit 4.4 from our Registration Statement No. 333-30185 on Form S-8 dated June 27, 1997)

 *10.28     Employee Stock Purchase Plan

            a Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit
                  10.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 1997)

            b Amendment to Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.4 from our quarterly report on Form 10-Q for the quarter ended June 30, 1999)

 *10.29     Selected Employment, Termination and Other Agreements

            a Form of Severance Agreement by and between Playboy Enterprises, Inc. and each of James Griffiths, Linda Havard, Christie Hefner, Martha Lindeman, Richard Rosenzweig, Howard Shapiro and Alex Vaickus (incorporated by reference to Exhibit 10.23(a) from the 2001 Form 10-K)

            b Memorandum dated May 21, 2002 regarding severance agreement for Linda Havard (incorporated by reference to Exhibit 10.6 from the June 30, 2002 Form 10-Q)
            c Employment Agreement dated January 8, 2004 regarding employment of James Griffiths (incorporated by reference to Exhibit 10.29 from the 2003 Form 10-K)

@21         Subsidiaries

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

----------
*     Indicates management compensation plan

# Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC

@     Filed herewith

PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

============================================================================================================================
              COLUMN A                        COLUMN B                 COLUMN C                   COLUMN D         COLUMN E
----------------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                              ---------------------------
                                             Balance at       Charged to       Charged to                         Balance at
                                             Beginning        Costs and          Other                               End
              Description                    of Period         Expenses         Accounts         Deductions        of Period
----------------------------------------     ----------       ----------       ----------        ----------       ----------
Allowance deducted in the balance sheet
  from the asset to which it applies:

Fiscal Year Ended December 31, 2005:

  Allowance for doubtful accounts            $    3,897       $      890       $      706(a)     $    1,610(b)    $    3,883
                                             ==========       ==========       ==========        ==========       ==========
  Allowance for returns                      $   28,284       $      260       $   44,960(c)     $   45,727(d)    $   27,777
                                             ==========       ==========       ==========        ==========       ==========
  Deferred tax asset valuation allowance     $   72,663       $    2,632(f)    $       --        $       --       $   75,295
                                             ==========       ==========       ==========        ==========       ==========
Fiscal Year Ended December 31, 2004:

  Allowance for doubtful accounts            $    4,364       $      239       $    1,133(a)     $    1,839(b)    $    3,897
                                             ==========       ==========       ==========        ==========       ==========
  Allowance for returns                      $   27,137       $      203       $   43,766(c)     $   42,822(d)    $   28,284
                                             ==========       ==========       ==========        ==========       ==========
  Deferred tax asset valuation allowance     $   84,454       $       --       $   (2,628)(g)    $    9,163(e)    $   72,663
                                             ==========       ==========       ==========        ==========       ==========
Fiscal Year Ended December 31, 2003:

  Allowance for doubtful accounts            $    5,124       $    1,409       $    1,451(a)     $    3,620(b)    $    4,364
                                             ==========       ==========       ==========        ==========       ==========
  Allowance for returns                      $   24,595       $       --       $   47,536(c)     $   44,994(d)    $   27,137
                                             ==========       ==========       ==========        ==========       ==========
  Deferred tax asset valuation allowance     $   80,891(h)    $    3,307(f)    $      256(g)     $       --       $   84,454
                                             ==========       ==========       ==========        ==========       ==========

Notes:

(a)   Primarily represents  provisions for unpaid  subscriptions  charged to net revenues.

(b)   Primarily represents uncollectible accounts written off less recoveries.

(c)   Represents  provisions  charged to net revenues for  estimated  returns of
            Playboy magazine, other domestic publishing products and domestic DVD products.

(d)   Represents settlements on provisions previously recorded.

(e)   Represents  noncash  federal  income tax benefit  related to reducing  the valuation allowance.

(f)   Represents  noncash  federal income tax expense  related to increasing the valuation allowance.

(g)   Represents  adjustments to net operating  loss and tax credit  carryovers.

(h)   Balance is  grossed-up  to reflect  adjustment to prior year net operating loss and tax credit carryovers.