Form 10-Q
period 2006-03-31
PLAYBOY ENTERPRISES INC
filed 2006-05-10
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Large accelerated filer |_|   Accelerated filer |X|    Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes |_| No |X|

At April 30, 2006, there were 4,864,102 shares of Class A common stock and 28,293,671 shares of Class B common stock outstanding.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations and Comprehensive
              Income (Loss) for the Quarters Ended March 31,
              2006 and 2005 (Unaudited)                                                    3

              Condensed Consolidated Balance Sheets at March 31, 2006 (Unaudited)
              and December 31, 2005                                                        4

              Condensed Consolidated Statements of Cash Flows for the
              Quarters Ended March 31, 2006 and 2005 (Unaudited)                           5

              Notes to Condensed Consolidated Financial Statements (Unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                        13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       19

Item 4.  Controls and Procedures                                                          19

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                                20

Item 1A. Risk Factors                                                                     20

Item 6.  Exhibits                                                                         20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PLAYBOY ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                   for the Quarters Ended March 31 (Unaudited)
                    (In thousands, except per share amounts)

                                                                                             2006              2005
-------------------------------------------------------------------------------------------------------------------
Net revenues                                                                           $   82,120        $   83,451
-------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                                          (63,252)          (59,276)
   Selling and administrative expenses                                                    (15,337)          (13,267)
-------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                                  (78,589)          (72,543)
-------------------------------------------------------------------------------------------------------------------
Operating income                                                                            3,531            10,908
-------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                                          607               187
   Interest expense                                                                        (1,428)           (2,648)
   Amortization of deferred financing fees                                                   (134)             (233)
   Minority interest                                                                           --              (370)
   Debt extinguishment expenses                                                                --           (19,280)
   Other, net                                                                                (196)             (476)
-------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                                                 (1,151)          (22,820)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                           2,380           (11,912)
Income tax expense                                                                         (1,591)           (1,207)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                             789           (13,119)
-------------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss)
   Unrealized gain (loss) on marketable securities                                            120               (25)
   Unrealized gain (loss) on derivatives                                                       (2)              211
   Foreign currency translation gain                                                           85               276
-------------------------------------------------------------------------------------------------------------------
Total other comprehensive income                                                              203               462
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                            $      992        $  (12,657)
===================================================================================================================

Weighted average number of common shares outstanding
   Basic                                                                                   33,141            33,354
===================================================================================================================
   Diluted                                                                                 33,453            33,354
===================================================================================================================

Basic and diluted earnings (loss) per common share                                     $     0.02        $   (0.39)
==================================================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PLAYBOY ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      (Unaudited)
                                                                                         Mar. 31,          Dec. 31,
                                                                                             2006              2005
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                              $   25,647        $   26,089
Marketable securities and short-term investments                                           26,307            25,963
Receivables, net of allowance for doubtful accounts of
   $4,238 and $3,883, respectively                                                         41,054            46,296
Receivables from related parties                                                            1,754             1,928
Inventories, net                                                                           12,360            12,846
Deferred subscription acquisition costs                                                    10,731            10,452
Other current assets                                                                        9,365             8,761
-------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                   127,218           132,335
-------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                                13,971            13,771
Long-term receivables                                                                       2,673             2,628
Programming costs, net                                                                     52,819            52,683
Goodwill                                                                                  122,510           122,448
Trademarks                                                                                 61,220            61,139
Distribution agreements, net of accumulated amortization
   of $2,862 and $2,779, respectively                                                      30,279            30,362
Other noncurrent assets                                                                    13,217            13,603
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $  423,907        $  428,969
===================================================================================================================


Liabilities
Acquisition liabilities                                                                $   10,651        $   11,782
Accounts payable                                                                           22,894            25,429
Accrued salaries, wages and employee benefits                                               5,506            10,068
Deferred revenues                                                                          46,302            45,987
Accrued litigation settlement                                                                  --             1,000
Other liabilities and accrued expenses                                                     15,831            16,396
-------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                              101,184           110,662
-------------------------------------------------------------------------------------------------------------------
Financing obligations                                                                     115,000           115,000
Acquisition liabilities                                                                    11,788            11,792
Net deferred tax liabilities                                                               18,460            17,555
Other noncurrent liabilities                                                               17,007            16,713
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                      263,439           271,722
-------------------------------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued                              49                49
   Class B nonvoting - 75,000,000 shares authorized;
      28,673,175 and 28,643,443 issued, respectively                                          287               286
Capital in excess of par value                                                            225,934           223,537
Accumulated deficit                                                                       (59,187)          (59,976)
Treasury stock, at cost, 381,971 shares                                                    (5,000)           (5,000)
Accumulated other comprehensive loss                                                       (1,615)           (1,649)
-------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                             160,468           157,247
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                             $  423,907        $  428,969
===================================================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PLAYBOY ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the Quarters Ended March 31 (Unaudited)
                                 (In thousands)

                                                                                             2006              2005
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                                      $      789        $  (13,119)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
   Depreciation of property and equipment                                                     885               769
   Amortization of intangible assets                                                          285               413
   Amortization of investments in entertainment programming                                 8,498             9,253
   Amortization of deferred financing fees                                                    134               233
   Debt extinguishment expenses                                                                --            19,280
   Deferred income taxes                                                                      905               614
   Net change in operating assets and liabilities                                             113            (3,481)
   Investments in entertainment programming                                                (9,331)           (8,653)
   Litigation settlement                                                                   (1,000)           (1,875)
   Stock-based compensation                                                                   978                31
   Other, net                                                                                  97               641
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   2,353             4,106
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Purchases of investments                                                                     (185)          (26,750)
Proceeds from sales of investments                                                             --            10,000
Additions to property and equipment                                                        (1,099)           (1,041)
Other, net                                                                                    (54)               --
-------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                     (1,338)          (17,791)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                                            --           115,000
Repayment of financing obligations                                                             --           (80,000)
Payment of debt extinguishment expenses                                                        --           (15,197)
Payment of acquisition liabilities                                                         (1,457)           (1,880)
Purchase of treasury stock                                                                     --            (5,000)
Payment of deferred financing fees                                                             --            (3,463)
Proceeds from stock plans                                                                      --               525
Other, net                                                                                     --               (39)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                       (1,457)            9,946
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                    (442)           (3,739)
Cash and cash equivalents at beginning of period                                           26,089            26,668
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $   25,647        $   22,929
===================================================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(A)   BASIS OF PREPARATION

      The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring and other adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Certain amounts reported for the prior period have been reclassified to conform to the current year's presentation.

(B)   RECENTLY ISSUED ACCOUNTING STANDARDS

      In March 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, or Statement 156. Statement 156 permits an entity to choose either the amortization method or fair value method for each class of separately recognized servicing assets and servicing liabilities. At March 31, 2006, we did not have any financial assets and liabilities relating to servicing rights subject to Statement 156. We are required to adopt Statement 156 effective at the beginning of 2007. We do not expect the adoption of Statement 156 to have a significant impact on our future results of operations or financial condition.

      In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, or Statement 155. Statement 155 resolves issues addressed in FASB Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial
Interests in Securitized Financial Assets." Amongst other things, it permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. At March 31, 2006, we did not have any hybrid financial instruments subject to the fair value election under Statement 155. We are required to adopt Statement 155 effective at the beginning of 2007. We do not expect the adoption of Statement 155 to have a significant impact on our future results of operations or financial condition.

(C)   RESTRUCTURING EXPENSES

      During the quarter ended March 31, 2006, we made cash payments of $0.1 million related to our 2002 restructuring plan. Of the total costs related to our restructuring plans, approximately $10.1 million was paid by March 31, 2006, with the remaining $1.1 million to be paid through 2007.

      In 2005, we recorded an additional charge of $0.1 million related to our 2002 restructuring plan as a result of changes in plan assumptions primarily related to leased space. There were no additional charges related to our 2001 restructuring plan.

      The   following   table   displays   the  activity  and  balances  of  our
restructuring reserve account for the quarter ended March 31, 2006 and for the year ended December 31, 2005 (in thousands):

                                                                      Consolidation
                                                     Workforce    of Facilities and
                                                     Reduction           Operations             Total
-----------------------------------------------------------------------------------------------------
Balance at December 31, 2004                        $      179           $    1,827        $    2,006
Adjustment to previous estimate                             17                  132               149
Cash payments                                             (196)                (749)             (945)
-----------------------------------------------------------------------------------------------------
Balance at December 31, 2005                                --                1,210             1,210
Cash payments                                               --                 (117)             (117)
-----------------------------------------------------------------------------------------------------
Balance at March 31, 2006                           $       --           $    1,093        $    1,093
=====================================================================================================

(D)   EARNINGS PER COMMON SHARE

      The following table sets forth the computation of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

                                                                                                (Unaudited)
                                                                                              Quarters Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                             2006              2005
-------------------------------------------------------------------------------------------------------------------
Numerator:
For basic and diluted EPS - net income (loss)                                          $      789        $  (13,119)
===================================================================================================================

Denominator:
For basic EPS - weighted average shares                                                    33,141            33,354
   Effect of dilutive potential common shares:
   Employee stock options and other                                                           312                --
-------------------------------------------------------------------------------------------------------------------
      Dilutive potential common shares                                                        312                --
-------------------------------------------------------------------------------------------------------------------
For diluted EPS - weighted average shares                                                  33,453            33,354
===================================================================================================================

Basic and diluted EPS                                                                  $     0.02        $    (0.39)
===================================================================================================================

      The following table sets forth the number of shares related to outstanding options to purchase our Class B common stock, or Class B stock, and the potential shares of Class B stock contingently issuable under our 3.00% convertible senior subordinated notes due 2025; these shares were not included in the computation of diluted EPS, for the quarters presented, as their inclusion would have been antidilutive (in thousands):

                                                                                                  (Unaudited)
                                                                                                 Quarters Ended
                                                                                                    March 31,
                                                                                            -----------------------
                                                                                             2006              2005
-------------------------------------------------------------------------------------------------------------------
Stock options                                                                               2,409             3,746
Convertible senior subordinated notes, interest of 3.00%                                    6,758             6,758
-------------------------------------------------------------------------------------------------------------------
Total                                                                                       9,167            10,504
===================================================================================================================

(E)   INVENTORIES, NET

      Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):


                                                                                      (Unaudited)
                                                                                         Mar. 31,          Dec. 31,
                                                                                             2006              2005
-------------------------------------------------------------------------------------------------------------------
Paper                                                                                  $    3,167        $    3,939
Editorial and other prepublication costs                                                    6,258             6,529
Merchandise finished goods                                                                  2,935             2,378
-------------------------------------------------------------------------------------------------------------------
Total inventories, net                                                                 $   12,360        $   12,846
===================================================================================================================

(F)   INCOME TAXES

      Our income tax provision consists of foreign income tax related to our international networks and withholding tax on licensing income for which we do not receive a current U.S. income tax benefit because of our net operating loss position. Our income tax provision also includes deferred federal and state income taxes related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities.

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

      In 2003, we recorded $8.5 million for the settlement of the Logix litigation, which related to events prior to our 1999 acquisition of Spice. We made payments of $1.0 million, $1.0 million and $6.5 million in 2006, 2005 and 2004, respectively.

      In the third quarter of 2005, we acquired an affiliate network of websites to complement our existing online business. We paid $8.3 million at closing, which included $8.0 million for the initial purchase price and $0.3 million of acquisition-related costs. Additional payments of $2.0 million are required in each of 2006 and 2007. Pursuant to the asset purchase agreement, we are also obligated to make future contingent earnout payments over a five-year period based primarily on the financial performance of the acquired business. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as a combination of additional purchase price and compensation expense. No additional earnout payments have been made through March 31, 2006.

(H)   STOCK-BASED COMPENSATION

      On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or Statement 123. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Statement 123(R) requires that all stock-based compensation to employees, including grants of employee stock options, be recognized in the income statement based on its fair value.

      We have stock plans for key employees and nonemployee directors, which provide for the grant of nonqualified and incentive stock options and/or shares of restricted stock units, deferred stock and other performance-based equity awards. The exercise price of options granted equals or exceeds the fair value at the grant date. In general, options vest over a two- to four-year period from the grant date and expire ten years from the grant date. Restricted stock units have been granted to key employees and provide for the issuance of Class B stock if three-year cumulative operating income target thresholds are met. In addition, one of the plans pertaining to nonemployee directors also allows for the issuance of Class B stock as awards and payments for annual retainer, committee and meeting fees.

Valuation Information

      Upon adoption of Statement 123(R), we began estimating the value of stock options on the date of grant using a Lattice Binomial model, or Lattice model, under the modified prospective method. Prior to the adoption of Statement 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of pro forma financial information, in accordance with Statement 123. The Lattice model requires extensive analysis of actual exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and option cancellations. Results for prior periods have not been restated.

      The following assumptions were used for the Lattice model in 2006 and the Black-Scholes model in 2005:

                                                         Quarters Ended
                                                            March 31,
                                                ------------------------------
                                                       2006              2005
------------------------------------------------------------------------------
Expected volatility                                       38%               46%
Risk-free interest rate                         4.32% - 4.51%     3.85% - 4.18%
Expected dividends                                        --                --
------------------------------------------------------------------------------

      The expected life of stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the Lattice model. The expected life of stock options is impacted by all of the underlying assumptions and calibration of the Lattice model. The Lattice model assumes that exercise behavior is a function of the option's remaining vested life and the extent to which the option's fair value exceeds the exercise price. The Lattice model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants.

      The weighted average expected life for options granted during the current quarter using the Lattice model was 5.8 years, and the weighted average expected life for options granted during the prior year quarter using the Black-Scholes model was 6.0 years. The weighted average fair value per share for stock options granted during the current quarter was $6.40 using the Lattice model, and the weighted average fair value per share for stock options granted during the prior year quarter was $5.84 using the Black-Scholes model.

      Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the current quarter is based on awards ultimately expected to vest, reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma information required under Statement 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Under the fair value recognition provisions of Statement 123(R), we measure stock-based compensation cost at the grant date based on the value of the award and recognize the expense over the vesting period. Compensation expense for all stock-based payment awards granted prior to and subsequent to January 1, 2006, is recognized using the straight-line attribution method.

Stock Option Activity

      At March 31, 2006, 297,107 shares of Class B stock were available for future grants under our various stock plans on a combined basis. Stock option transactions during the quarter ended March 31, 2006, are summarized as follows:

                                                                              Weighted Average
                                                    Shares                     Exercise Price
------------------------------------------------------------------       --------------------------
                                            Class A        Class B           Class A        Class B
------------------------------------------------------------------       --------------------------
Outstanding at December 31, 2005                 --      3,374,135       $         --    $     15.85
Granted                                          --        670,500                 --          14.50
Exercised                                        --        (13,666)                --          10.84
Canceled                                         --        (55,999)                --          13.27
------------------------------------------------------------------
Outstanding at March 31, 2006                    --      3,974,970       $         --    $     15.67
==================================================================       ---------------------------

      There was no aggregate intrinsic value for options granted in the current quarter since the average fair value at March 31, 2006, was less than the exercise price on the date of grant. The aggregate intrinsic value for options exercised during the current quarter was approximately $0.1 million. The aggregate intrinsic value for options granted and exercised during the prior year quarter were $0.7 million and $0.3 million, respectively. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006, were $4.5 million and $3.7 million, respectively.

      The following table summarizes information regarding stock options at March 31, 2006:

                                    Options Outstanding                              Options Exercisable
                        ------------------------------------------       ------------------------------------------
                                           Weighted       Weighted                         Weighted        Weighted
                                            Average        Average                          Average         Average
Range of                      Number      Remaining       Exercise            Number      Remaining        Exercise
Exercise Prices          Outstanding  Life In Years          Price       Exercisable  Life In Years           Price
------------------------------------------------------------------       ------------------------------------------
Class B
$9.90-$16.72               3,049,470           7.13        $ 13.01         1,917,804           5.84         $ 12.66
$21.00-$24.13                583,500           3.07          21.84           583,500           3.07           21.84
$26.25-$31.50                342,000           2.81          28.89           342,000           2.81           28.89
------------------------------------                                     -----------
Total Class B              3,974,970           6.16        $ 15.67         2,843,304           4.91         $ 16.50
====================================------------------------------       ===========-------------------------------

      Stock-based compensation expense is included in our various segments' selling and administrative expenses.

      The following table represents stock-based compensation expense for the current quarter and pro forma amounts for the prior year quarter (in thousands, except per share amounts):

                                                                                                (Unaudited)
                                                                                              Quarters Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                             2006              2005
-------------------------------------------------------------------------------------------------------------------
Stock-based compensation
   Stock options                                                                       $      709        $      704
   Employee stock purchase plan                                                                 6                 -
-------------------------------------------------------------------------------------------------------------------
     Total stock-based compensation                                                    $      715        $      704
===================================================================================================================

Net income (loss)
   As reported                                                                         $      789        $  (13,119)
   Fair value of stock-based compensation excluded from net income, gross                                      (704)
                                                                                                         ----------
     Pro forma                                                                                           $  (13,823)
                                                                                                         ==========

Basic and diluted EPS
   As reported                                                                         $     0.02        $    (0.39)
   Pro forma                                                                                             $    (0.41)
-------------------------------------------------------------------------------------------------------------------

      The following table summarizes our non-vested stock options at March 31, 2006:

                                                                                                  Non-Vested Shares
-------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005                                                                            980,651
Granted                                                                                                     670,500
Vested                                                                                                     (449,820)
Exercised/Canceled                                                                                          (69,665)
-------------------------------------------------------------------------------------------------------------------
Outstanding at March 31, 2006                                                                             1,131,666
===================================================================================================================

      The intrinsic value of our non-vested stock options, for both employees and nonemployee directors, was $0.8 million, which was based upon our Class B stock closing price of $14.20 per share on March 31, 2006. As of March 31, 2006, there was $6.0 million of unrecognized stock-based compensation expense related to non-vested stock options, which will be recognized over a weighted average period of 1.8 years.

Restricted Stock Unit Activity

      At March 31, 2006, we had 488,000 restricted stock units outstanding, all of which were performance-based restricted stock awards contingent upon meeting certain performance goals.

                                                       Number of Shares
                                                    ----------------------
                                                        2006          2005
--------------------------------------------------------------------------
Outstanding at beginning of period                   319,000       164,000
Granted                                              188,500       182,000
Canceled                                             (19,500)      (27,000)
--------------------------------------------------------------------------
Outstanding at end of period                         488,000       319,000
==========================================================================

      For the quarters ended March 31, 2006 and 2005, stock-based compensation expense related to restricted stock units was $35 thousand and $0.3 million, respectively.

Employee Stock Purchase Plan

      We have an Employee Stock Purchase Plan to provide substantially all regular full- and part-time employees an opportunity to purchase shares of our Class B stock through payroll deductions. The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on that day's closing price less a 15% discount. The Employee Stock Purchase Plan had minimal impact on our expenses as a result of the adoption of Statement 123(R).

Income Taxes

      On November 10, 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, or Staff Position 123(R)-3. We have elected to adopt the alternative transition method provided in Staff Position 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to Statement 123(R). The alternative transition method simplifies the calculation of the beginning balance of the additional paid-in-capital pool, or APIC pool, related to the tax effect of employee stock-based compensation. This method also has subsequent impact on the APIC pool and Condensed Consolidated Statements of Cash Flows relating to the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement 123(R).

(I)   BENEFIT PLANS

      We currently maintain a practice of paying a separation allowance under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter. For the quarter ended March 31, 2006, payments made under this policy were $0.2 million.

(J)   SEGMENT INFORMATION (1)

      The following table represents financial information by reportable segment (in thousands):

                                                             (Unaudited)
                                                           Quarters Ended
                                                              March 31,
                                                    ---------------------------
                                                          2006             2005
-------------------------------------------------------------------------------
Net revenues
Entertainment                                       $   51,177       $   50,482
Publishing                                              23,495           27,004
Licensing                                                7,448            5,965
-------------------------------------------------------------------------------
Total                                               $   82,120       $   83,451
===============================================================================
Income (loss) before income taxes
Entertainment                                       $    7,873       $   11,820
Publishing                                              (2,297)            (384)
Licensing                                                4,346            3,678
Corporate Administration and Promotion                  (6,391)          (4,206)
Investment income                                          607              187
Interest expense                                        (1,428)          (2,648)
Amortization of deferred financing fees                   (134)            (233)
Minority interest                                           --             (370)
Debt extinguishment expenses                                --          (19,280)
Other, net                                                (196)            (476)
-------------------------------------------------------------------------------
Total                                               $    2,380       $  (11,912)
===============================================================================

                                                   (Unaudited)
                                                      Mar. 31,         Dec. 31,
                                                          2006             2005
-------------------------------------------------------------------------------
Identifiable assets
Entertainment                                       $  271,697       $  274,473
Publishing                                              35,580           38,833
Licensing                                                8,275            7,539
Corporate Administration and Promotion                 108,355          108,124
-------------------------------------------------------------------------------
Total                                               $  423,907       $  428,969
===============================================================================

(1) Certain amounts reported for the prior period have been reclassified to conform to the current year's presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended December 31, 2005. All period references are to our fiscal periods unless otherwise indicated.

RESULTS OF OPERATIONS (1)

      The following table represents our results of operations (in millions, except per share amounts):

                                                                                              Quarters Ended
                                                                                                 March 31,
                                                                                       ---------------------------
                                                                                           2006               2005
------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV                                                                         $    22.3         $    25.2
   International                                                                            13.8              13.4
   Online subscriptions and e-commerce                                                      13.2              11.0
   Other                                                                                     1.9               0.9
------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                                      51.2              50.5
------------------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                                         19.2              22.9
   Special editions and other                                                                2.6               2.3
   International publishing                                                                  1.7               1.8
------------------------------------------------------------------------------------------------------------------
   Total Publishing                                                                         23.5              27.0
------------------------------------------------------------------------------------------------------------------
Licensing
   International licensing                                                                   5.5               4.5
   Domestic licensing                                                                        1.3               1.3
   Marketing events                                                                          0.2               0.2
   Other                                                                                     0.4                 -
------------------------------------------------------------------------------------------------------------------
   Total Licensing                                                                           7.4               6.0
------------------------------------------------------------------------------------------------------------------
Total net revenues                                                                     $    82.1         $    83.5
==================================================================================================================

Net income (loss)
Entertainment
   Before programming amortization and online content expenses                         $    17.3         $    21.7
   Programming amortization and online content expenses                                     (9.4)             (9.8)
------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                                       7.9              11.9
------------------------------------------------------------------------------------------------------------------
Publishing                                                                                  (2.3)             (0.4)
------------------------------------------------------------------------------------------------------------------
Licensing                                                                                    4.3               3.6
------------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                                      (6.4)             (4.2)
------------------------------------------------------------------------------------------------------------------
Operating income                                                                             3.5              10.9
------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                                         0.6               0.2
   Interest expense                                                                         (1.4)             (2.6)
   Amortization of deferred financing fees                                                  (0.1)             (0.2)
   Minority interest                                                                          --              (0.4)
   Debt extinguishment expenses                                                               --             (19.3)
   Other, net                                                                              (0.2)              (0.5)
------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                                                  (1.1)            (22.8)
------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                            2.4             (11.9)
Income tax expense                                                                          (1.6)             (1.2)
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                      $     0.8         $   (13.1)
==================================================================================================================
Basic and diluted earnings (loss) per common share                                     $    0.02         $   (0.39)
==================================================================================================================

(1) Certain amounts reported for the prior period have been reclassified to conform to the current year's presentation.

      Our revenues decreased $1.4 million, or 2%, for the quarter primarily due to expected lower revenues from our Publishing Group, partially offset by higher revenues from our Licensing and Entertainment Groups.

      Operating income decreased $7.4 million, or 68%, for the quarter primarily due to lower results from our Entertainment and Publishing Groups. Operating results for our segments were impacted on a combined basis by $0.7 million of stock option expense as a result of the implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

      Net income of $0.8 million was $13.9 million higher than the prior year quarter due to debt extinguishment expense of $19.3 million in the prior year quarter and a $1.2 million decrease in interest expense in the current quarter, partially offset by the lower operating results mentioned above.

      Several of our businesses may experience variations in quarterly performance. As a result, our performance in any quarter is not necessarily reflective of full-year or longer-term trends. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate additional public interest. Advertising revenues also vary from quarter to quarter depending on economic conditions, holiday issues and changes in advertising buying patterns. Online subscription revenues and operating results are impacted by decreased Internet traffic during the summer months, and e-commerce revenues and operating results are typically strongest in the fourth quarter due to the holiday buying season.

ENTERTAINMENT GROUP

      The following discussion focuses on the revenue and profit contribution before programming amortization and online content expenses of each of our Entertainment Group businesses.

      Revenues from our domestic TV business decreased $2.9 million, or 12%, for the quarter. Playboy TV and Movie network revenues decreased $0.9 million, or 7%, and $1.7 million, or 18%, respectively, primarily due to decreased pay-per-view, or PPV, buys. These decreases were principally the result of consumers migrating from linear channels to video-on-demand, or VOD. We expect this trend to negatively impact our Movie networks as the VOD market is more competitive and we have less shelf space with the system operators in the VOD environment than in the linear network environment. We expect Playboy TV to be favorably impacted by our monthly subscription service with a VOD component, which should more than offset the unfavorable impact of Playboy TV's PPV to VOD migration. Revenues from VOD decreased $0.4 million, or 24%, primarily due to revenue adjustments. Direct-to-home, or DTH, revenues and revenues associated with our studio facility were relatively flat for the quarter.

      Profit contribution from our domestic TV business decreased $4.7 million, or 27%, for the quarter as a result of the lower revenues described above combined with increases in areas such as revenue sharing, marketing and salary and related expenses.

      DirecTV, the operator that currently generates the largest portion of our domestic TV revenues, recently reduced the number of our channels it carries. A new contract with DirecTV is still under negotiation, but we expect to hold a majority of the shelf space with that distributor. Nonetheless, we also expect the loss of carriage will unfavorably impact domestic TV revenues and profitability.

      International revenues increased $0.4 million, or 3%, for the quarter. International television revenues increased $0.9 million, or 8%, for the quarter primarily due to increased DTH revenues from our networks in the U.K. and throughout Europe, partially offset by the impact of currency rate fluctuations and decreased revenues from several third party network licensees. International online and wireless revenues decreased $0.5 million, or 24%, primarily due to lower Hutchison royalties as a result of technology issues in Italy as it transitions through an upgrade that began in the fourth quarter of 2005 and is expected to be completed in this year's second quarter. This decline was partially offset by royalties from new wireless partners. International profit contribution increased $0.4 million, or 6%, from the prior year quarter, principally due to the higher revenues previously mentioned.

      Online subscriptions and e-commerce revenues increased $2.2 million, or 19%, for the quarter primarily as a result of our acquisition of an affiliate network of websites, partially offset by a decrease in revenues from our existing sites. Revenues were also offset by costs for our new websites and investments in technology and marketing initiatives.

      Other businesses revenues and profit contribution increased $1.0 million and $0.5 million, respectively, primarily due to higher worldwide DVD revenues, which were a result of our recent acquisition, and to the launch of Playboy Radio on SIRIUS Satellite Radio in the current quarter.

      The group's administrative expenses decreased $0.6 million, or 11%, for the quarter due to the elimination of our intra-company agreements related to trademark, content and administrative fees that had been paid by Playboy.com, Inc., or Playboy.com, to us as a result of our October 2005 repurchase of the remaining minority interest of Playboy.com. This offset increases in various other administrative expenses.

      Programming amortization and online content expenses decreased $0.4 million, or 3%, despite new programming costs associated with Playboy Radio and our affiliate network of websites, due to the mix of programming.

      Segment income for the group decreased $4.0 million, or 33%, due to the previously discussed operating results.

PUBLISHING GROUP

      Playboy magazine revenues decreased $3.7 million, or 16%, for the quarter. Advertising revenues decreased $2.3 million primarily due to 29% fewer advertising pages. Newsstand revenues were $0.7 million lower principally due to 32% fewer copies sold, partially mitigated by the impact of a $1.00 and CAN$1.00 cover price increase effective with the February 2006 issue. Subscription revenues decreased $0.7 million primarily due to lower average revenue per copy, partially offset by a lower provision for unpaid copies as a result of improved payment experience and revenues from our new digital edition in the current quarter. Advertising sales for the 2006 second quarter magazine issues are closed, and we expect to report approximately 16% lower advertising revenues and 19% fewer advertising pages compared to the 2005 second quarter as a result of continued softness in the market.

      Revenues from special editions and other increased $0.3 million, or 10%, for the quarter. Special editions revenues increased $0.1 million primarily due to the impact of a $1.00 and CAN$1.00 cover price increase effective with the November 2005 issues, lower display costs and revenues from our new digital edition in the current quarter, mostly offset by a 19% decline in the number of newsstand copies sold. The current quarter also included higher book royalties of $0.1 million.

      International publishing revenues decreased $0.1 million, or 7%, for the quarter.

      The group's segment loss increased $1.9 million for the quarter primarily as a result of the lower revenues discussed above, partially offset by lower subscription acquisition amortization, editorial content and marketing expenses.

      Given the industry trends and their impact on our Publishing Group, we expect the second quarter loss to be larger than that of the first quarter, but our goal this year is to maintain a loss that is consistent with that of the prior year.

LICENSING GROUP

      Licensing Group revenues increased $1.4 million, or 25%, for the quarter principally due to higher international royalties from Europe and the sale of prints from our art collection. The group's segment income increased $0.7 million, or 18%, primarily due to the revenue increase, partially offset by higher costs related to the group's growth.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses increased $2.2 million, or 52%, for the quarter largely due to the elimination of our intra-company agreements related to trademark, content and administrative fees as a result of the previously mentioned Playboy.com minority interest repurchase.

INCOME TAX EXPENSE

      Our effective income tax rate differs from U.S. statutory rates. Our income tax provision consists of foreign income tax related to our international networks and withholding tax on licensing income for which we do not receive a current U.S. income tax benefit because of our net operating loss position. Our income tax provision also includes deferred federal and state income taxes related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2006, we had $25.6 million in cash and cash equivalents compared to $26.1 million in cash and cash equivalents at December 31, 2005. We had $21.0 million of auction rate securities, or ARS, included in marketable securities and short-term investments at both March 31, 2006 and December 31, 2005. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because there is a new auction process at predetermined intervals, typically every 28 days. Total financing obligations were $115.0 million at both March 31, 2006 and December 31, 2005.

      At March 31, 2006, cash generated from our operating activities, existing cash and cash equivalents and short-term investments were fulfilling our liquidity requirements. At March 31, 2006, we had a $50.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both. At March 31, 2006, there were no borrowings and $9.8 million in letters of credit outstanding under this facility, permitting $40.2 million of available borrowings under this facility.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $2.4 million, a decrease of $1.7 million from the prior year quarter.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities decreased $16.5 million due to $26.8 million in investments made in ARS, partially offset by $10.0 million in proceeds from the sale of ARS in the prior year quarter. We did not have any ARS investment activity in the current quarter.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities was $1.5 million for the current quarter compared to $9.9 million in cash provided by financing activities in the prior year quarter. The current year activity reflects payment of an acquisition liability, while the prior year quarter primarily reflects the issuance of $115.0 million of convertible notes and the use of the proceeds to pay $95.2 million in connection with the purchase and retirement of all of the $80.0 million outstanding principal amount of senior secured notes issued by one of our subsidiaries and $3.5 million of related financing fees. Proceeds from the convertible note offering were also used to purchase 381,971 shares of our Class B stock for $5.0 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In March 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, or Statement 156. Statement 156 permits an entity to choose either the amortization method or fair value method for each class of separately recognized servicing assets and servicing liabilities. At March 31, 2006, we did not have any financial assets and liabilities relating to servicing rights subject to Statement 156. We are required to adopt Statement 156 effective at the beginning of 2007. We do not expect the adoption of Statement 156 to have a significant impact on our future results of operations or financial condition.

      In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, or Statement 155. Statement 155 resolves issues addressed in FASB Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial
Interests in Securitized Financial Assets." Amongst other things, it permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. At March 31, 2006, we did not have any hybrid financial instruments subject to the fair value election under Statement 155. We are required to adopt Statement 155 effective at the beginning of 2007. We do not expect the adoption of Statement 155 to have a significant impact on our future results of operations or financial condition.

                           FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements," including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. We use words such as "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues" and other similar terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

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

(14) Failure to maintain our agreements with multiple system operators and direct-to-home operators on favorable terms, as well as any decline in our access to, and acceptance by, direct-to-home and/or cable systems and the possible resulting deterioration in the terms, cancellation of fee arrangements or pressure on splits with operators of these systems;

(15) Risks that we may not realize the expected increased sales and profits and other benefits from acquisitions;

(16) Any charges or costs we incur in connection with restructuring measures we may take in the future;

(17) Risks associated with the financial condition of Claxson Interactive Group, Inc., our Playboy TV-Latin America, LLC, joint venture partner;

(18)  Increases in paper, printing or postage costs;

(19) Risks associated with revenue guarantees under our cable distribution agreements;

(20)  Effects  of  the  national   consolidation  of  the  single-copy  magazine
      distribution system; and

(21) Risks associated with the viability of our primarily subscription- and e-commerce-based Internet model.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At March 31, 2006, we did not have any floating interest rate exposure. All of our outstanding debt as of that date consisted of the convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the notes will be influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. As of March 31, 2006, the convertible notes had an implied fair value of $117.7 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting

      There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      No material changes since December 31, 2005.

ITEM 1A. RISK FACTORS

      No material changes since December 31, 2005.

ITEM 6. EXHIBITS

Exhibit Number                             Description
--------------                             -----------

10.1          Transfer  of  Service   Agreement   (related  to  Contract  Number
              T79903021), dated as of October 25, 2004, among Spice Hot Entertainment, Inc., Andrita Studios, Inc., and Loral Skynet

10.2          Transponder 15

      10.2.1* Transfer of Service Agreement (related to Contract Number T70102100), dated February 4, 2004, among Playboy
                  Entertainment Group, Inc., Andrita Studios, Inc., and Loral Skynet

      10.2.2 Amendment No 1 to Contract Number T70102100 (IA7-C15) dated as of May 7, 2004, between Intelsat USA Sales Corp. and Andrita Studios, Inc.

10.3          Transponder 9

      10.3.1* Agreement Concerning Skynet Space Segment Service (Contract Number T70309257), dated as of November 20, 2003, between Andrita Studios, Inc. and Loral Skynet

      10.3.2* Amendment No 1 to Contract Number T70309257 (IA7-C9) dated as of May 7, 2004, between Intelsat USA Sales Corp. and Andrita Studios, Inc.

10.4          Transponder 23

      10.4.1*     Digital   Channel   Platform   Agreement    (Contract   Number
                  GSS0210100) dated as of February 4, 2003, between Loral Skynet and Playboy Entertainment Group, Inc.

      10.4.2 Amendment No 1 to Contract Number GSS0210100 (Digital Channel Platform) dated as of May 7, 2004, between Intelsat USA Sales Corp. and Playboy Entertainment Group, Inc.

10.5* Omnibus Amendment to Agreements between Playboy Entertainment Group, Inc., Andrita Studios, Inc. and Intelsat USA Sales Corp., dated as of December 22, 2005

10.6          Playboy TV UK

      10.6.1* Contract for a Combined Compressed Uplink and Eurobird Space Segment Service, dated as of May 12, 2003, between British Telecommunications plc and Playboy TV UK Limited

      10.6.2 Contract Amendment Agreement (Number 1) dated as of May 12, 2003, between British Telecommunications plc and Playboy TV UK Limited

10.7          Playboy TV UK/BENELUX

      10.7.1* Contract for a Combined Compressed Uplink and Eurobird Space Segment Service, dated as of May 12, 2004, between British Telecommunications plc and Playboy TV UK/BENELUX Limited

      10.7.2* Contract Amendment Agreement (Number 1) dated as of November 30, 2004, between British Telecommunications plc and Playboy TV UK/BENELUX Limited

10.8* Amended and Restated Full-Time Satellite and Terrestrial Services Agreement, dated as of September 30, 2003 between T-Systems Canada, Inc. and STV International B.V.

10.9* Seventh Amendment (related to Subscription Fulfillment Agreement dated July 1, 1987, as amended), dated March 7, 2006, by and between Communications Data Services, Inc. and Playboy Enterprises International, Inc.

10.10* Agreement dated as of January 1, 2006, between Time/Warner Retail Sales & Marketing Inc. (f/k/a Warner Publisher Services, Inc.) and Playboy Enterprises, Inc.

10.11 Reaffirmation of Loan Documents (relating to Credit Agreement, dated as of March 11, 2003), dated as of April 1, 2005, among PEI Holdings, Inc. and Bank of America, N.A.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      * A portion of this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PLAYBOY ENTERPRISES, INC.
                                                  (Registrant)


Date: May 10, 2006                        By  /s/ Linda Havard
      ------------                            ----------------
                                              Linda G. Havard
                                              Executive Vice President,
                                              Finance and Operations,
                                              and Chief Financial Officer
                                              (Authorized Officer and
                                              Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                        Description
--------------                        -----------

10.1          Transfer  of  Service   Agreement   (related  to  Contract  Number
              T79903021), dated as of October 25, 2004, among Spice Hot Entertainment, Inc., Andrita Studios, Inc., and Loral Skynet

10.2          Transponder 15

      10.2.1* Transfer of Service Agreement (related to Contract Number T70102100), dated February 4, 2004, among Playboy
                  Entertainment Group, Inc., Andrita Studios, Inc., and Loral Skynet

      10.2.2 Amendment No 1 to Contract Number T70102100 (IA7-C15) dated as of May 7, 2004, between Intelsat USA Sales Corp. and Andrita Studios, Inc.

10.3          Transponder 9

      10.3.1* Agreement Concerning Skynet Space Segment Service (Contract Number T70309257), dated as of November 20, 2003, between Andrita Studios, Inc. and Loral Skynet

      10.3.2* Amendment No 1 to Contract Number T70309257 (IA7-C9) dated as of May 7, 2004, between Intelsat USA Sales Corp. and Andrita Studios, Inc.

10.4          Transponder 23

      10.4.1*     Digital   Channel   Platform   Agreement    (Contract   Number
                  GSS0210100) dated as of February 4, 2003, between Loral Skynet and Playboy Entertainment Group, Inc.

      10.4.2 Amendment No 1 to Contract Number GSS0210100 (Digital Channel Platform) dated as of May 7, 2004, between Intelsat USA Sales Corp. and Playboy Entertainment Group, Inc.

10.5* Omnibus Amendment to Agreements between Playboy Entertainment Group, Inc., Andrita Studios, Inc. and Intelsat USA Sales Corp., dated as of December 22, 2005

10.6          Playboy TV UK

      10.6.1* Contract for a Combined Compressed Uplink and Eurobird Space Segment Service, dated as of May 12, 2003, between British Telecommunications plc and Playboy TV UK Limited

      10.6.2 Contract Amendment Agreement (Number 1) dated as of May 12, 2003, between British Telecommunications plc and Playboy TV UK Limited

10.7          Playboy TV UK/BENELUX

      10.7.1* Contract for a Combined Compressed Uplink and Eurobird Space Segment Service, dated as of May 12, 2004, between British Telecommunications plc and Playboy TV UK/BENELUX Limited

      10.7.2* Contract Amendment Agreement (Number 1) dated as of November 30, 2004, between British Telecommunications plc and Playboy TV UK/BENELUX Limited

10.8* Amended and Restated Full-Time Satellite and Terrestrial Services Agreement, dated as of September 30, 2003 between T-Systems Canada, Inc. and STV International B.V.

10.9* Seventh Amendment (related to Subscription Fulfillment Agreement dated July 1, 1987, as amended), dated March 7, 2006, by and between Communications Data Services, Inc. and Playboy Enterprises International, Inc.

10.10* Agreement dated as of January 1, 2006, between Time/Warner Retail Sales & Marketing Inc. (f/k/a Warner Publisher Services, Inc.) and Playboy Enterprises, Inc.

10.11 Reaffirmation of Loan Documents (relating to Credit Agreement, dated as of March 11, 2003), dated as of April 1, 2005, among PEI Holdings, Inc. and Bank of America, N.A.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      * A portion of this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.