Form 10-Q
period 2006-06-30
PLAYBOY ENTERPRISES INC
filed 2006-08-09
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Yes |_| No |X|

At July 31, 2006, there were 4,864,102 shares of Class A common stock and 28,302,525 shares of Class B common stock outstanding.

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

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
                                              PART I
                                       FINANCIAL INFORMATION

Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations and Comprehensive
              Income (Loss) for the Quarters Ended June 30, 2006 and 2005 (Unaudited)         4

              Condensed Consolidated Statements of Operations and Comprehensive
              Loss for the Six Months Ended June 30, 2006 and 2005 (Unaudited)                5

              Condensed Consolidated Balance Sheets at June 30, 2006 (Unaudited)
              and December 31, 2005                                                           6

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2006 and 2005 (Unaudited)                             7

              Notes to Condensed Consolidated Financial Statements (Unaudited)                8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                           16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          22

Item 4.  Controls and Procedures                                                             22

                                              PART II
                                         OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   23

Item 1A. Risk Factors                                                                        23

Item 4.  Submission of Matters to a Vote of Security Holders                                 23

Item 6.  Exhibits                                                                            24

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

                                                                              2006                  2005
--------------------------------------------------------------------------------------------------------
Net revenues                                                           $    80,477           $    82,871
--------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                           (65,567)              (62,055)
   Selling and administrative expenses                                     (14,257)              (13,521)
   Restructuring expenses                                                   (1,906)                    -
--------------------------------------------------------------------------------------------------------
Total costs and expenses                                                   (81,730)              (75,576)
--------------------------------------------------------------------------------------------------------
Gains on disposal                                                               29                    14
--------------------------------------------------------------------------------------------------------
Operating income (loss)                                                     (1,224)                7,309
--------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                           602                   595
   Interest expense                                                         (1,281)               (1,412)
   Amortization of deferred financing fees                                    (134)                 (133)
   Minority interest                                                             -                  (370)
   Other, net                                                                   50                  (324)
--------------------------------------------------------------------------------------------------------
Total nonoperating expense                                                    (763)               (1,644)
--------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                           (1,987)                5,665
Income tax expense                                                          (1,320)               (1,025)
--------------------------------------------------------------------------------------------------------
Net income (loss)                                                           (3,307)                4,640
--------------------------------------------------------------------------------------------------------

Other comprehensive income (loss)
   Unrealized loss on marketable securities                                   (111)                  (46)
   Unrealized gain (loss) on derivatives                                       (59)                   46
   Foreign currency translation gain (loss)                                    502                   (84)
--------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                        332                   (84)
--------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                            $    (2,975)          $     4,556
========================================================================================================

Weighted average number of common shares outstanding
   Basic                                                                    33,158                33,080
========================================================================================================
   Diluted                                                                  33,158                33,265
========================================================================================================

Basic and diluted earnings (loss) per common share                     $     (0.10)           $     0.14
========================================================================================================

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

                                                                            2006                    2005
--------------------------------------------------------------------------------------------------------
Net revenues                                                           $ 162,597              $  166,322
--------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                        (128,819)               (121,331)
   Selling and administrative expenses                                   (29,594)                (26,788)
   Restructuring expenses                                                 (1,906)                     --
--------------------------------------------------------------------------------------------------------
Total costs and expenses                                                (160,319)               (148,119)
--------------------------------------------------------------------------------------------------------
Gains on disposal                                                             29                      14
--------------------------------------------------------------------------------------------------------
Operating income                                                           2,307                  18,217
--------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                       1,209                     782
   Interest expense                                                       (2,709)                 (4,060)
   Amortization of deferred financing fees                                  (268)                   (366)
   Minority interest                                                          --                    (740)
   Debt extinguishment expenses                                               --                 (19,280)
   Other, net                                                               (146)                   (800)
--------------------------------------------------------------------------------------------------------
Total nonoperating expense                                                (1,914)                (24,464)
--------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                            393                  (6,247)
Income tax expense                                                        (2,911)                 (2,232)
--------------------------------------------------------------------------------------------------------
Net loss                                                                  (2,518)                 (8,479)
--------------------------------------------------------------------------------------------------------

Other comprehensive income (loss)
   Unrealized gain (loss) on marketable securities                             9                     (71)
   Unrealized gain (loss) on derivatives                                     (61)                    257
   Foreign currency translation gain                                         417                     192
--------------------------------------------------------------------------------------------------------
Total other comprehensive income                                             365                     378
--------------------------------------------------------------------------------------------------------
Comprehensive loss                                                     $  (2,153)              $  (8,101)
========================================================================================================

Weighted average number of common shares outstanding
   Basic and diluted                                                      33,149                  33,216
========================================================================================================

Basic and diluted loss per common share                                $   (0.08)              $   (0.26)
========================================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PLAYBOY ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                     (Unaudited)
                                                                        June 30,                Dec. 31,
                                                                            2006                    2005
--------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                            $    25,556         $        26,089
Marketable securities and short-term investments                          15,308                  25,963
Receivables, net of allowance for doubtful accounts of
   $4,102 and $3,883, respectively                                        38,477                  46,296
Receivables from related parties                                           1,475                   1,928
Inventories, net                                                          12,554                  12,846
Deferred subscription acquisition costs                                    9,767                  10,452
Other current assets                                                       9,354                   8,761
--------------------------------------------------------------------------------------------------------
   Total current assets                                                  112,491                 132,335
--------------------------------------------------------------------------------------------------------
Property and equipment, net                                               14,814                  13,771
Long-term receivables                                                      2,777                   2,628
Programming costs, net                                                    56,340                  52,683
Goodwill                                                                 133,056                 122,448
Trademarks                                                                62,055                  61,139
Distribution agreements, net of accumulated amortization
   of $2,945 and $2,779, respectively                                     30,196                  30,362
Other noncurrent assets                                                   15,844                  13,603
--------------------------------------------------------------------------------------------------------
Total assets                                                         $   427,573         $       428,969
========================================================================================================

Liabilities
Acquisition liabilities                                              $    12,074         $        11,782
Accounts payable                                                          24,919                  25,429
Accrued salaries, wages and employee benefits                              5,449                  10,068
Deferred revenues                                                         44,285                  45,987
Accrued litigation settlement                                                 --                   1,000
Other liabilities and accrued expenses                                    16,274                  16,396
--------------------------------------------------------------------------------------------------------
   Total current liabilities                                             103,001                 110,662
--------------------------------------------------------------------------------------------------------
Financing obligations                                                    115,000                 115,000
Acquisition liabilities                                                   15,041                  11,792
Net deferred tax liabilities                                              19,706                  17,555
Other noncurrent liabilities                                              16,291                  16,713
--------------------------------------------------------------------------------------------------------
   Total liabilities                                                     269,039                 271,722
--------------------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued             49                      49
   Class B nonvoting - 75,000,000 shares authorized;
      28,680,804 and 28,643,443 issued, respectively                         287                     286
Capital in excess of par value                                           226,976                 223,537
Accumulated deficit                                                      (62,494)                (59,976)
Treasury stock, at cost, 381,971 shares                                   (5,000)                 (5,000)
Accumulated other comprehensive loss                                      (1,284)                 (1,649)
--------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                            158,534                 157,247
--------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           $   427,573         $       428,969
========================================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PLAYBOY ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the Six Months Ended June 30 (Unaudited)
                                 (In thousands)

                                                                                  2006              2005
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                                    $   (2,518)       $   (8,479)
Adjustments to reconcile net loss to net cash provided by
  operating activities
   Depreciation of property and equipment                                        1,827             1,542
   Amortization of intangible assets                                               612               868
   Amortization of investments in entertainment programming                     17,561            18,968
   Amortization of deferred financing fees                                         268               366
   Debt extinguishment expenses                                                     --            19,280
   Deferred income taxes                                                         2,151               498
   Net change in operating assets and liabilities                                1,275              (207)
   Investments in entertainment programming                                    (19,545)          (15,984)
   Litigation settlement                                                        (1,000)           (1,875)
   Stock-based compensation                                                      1,794                74
   Other, net                                                                    1,275               363
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        3,700            15,414
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                                                       (7,761)               --
Purchases of investments                                                          (267)          (34,107)
Proceeds from sales of investments                                              11,000            18,700
Additions to property and equipment                                             (2,826)           (2,164)
Other, net                                                                         (95)                -
--------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                                51           (17,571)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                                 --           115,000
Repayment of financing obligations                                                  --           (80,000)
Payment of debt extinguishment expenses                                             --           (15,197)
Payment of acquisition liabilities                                              (4,511)           (4,558)
Purchase of treasury stock                                                          --            (5,000)
Payment of deferred financing fees                                                  --            (4,040)
Proceeds from stock-based compensation                                             227               784
Other, net                                                                          --               (39)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                            (4,284)            6,950
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                              (533)            4,793
Cash and cash equivalents at beginning of period                                26,089            26,668
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $   25,556        $   31,461
========================================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(A)   BASIS OF PREPARATION

      The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring and other adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Certain amounts reported for the prior periods have been reclassified to conform to the current year's presentation.

(B)   RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt FIN 48 effective at the beginning of 2007. We are currently evaluating the impact of adopting FIN 48 on our future results of operations and financial condition.

      In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, or Statement 156. Statement 156 permits an entity to choose either the amortization method or fair value method for each class of separately recognized servicing assets and servicing liabilities. At June 30, 2006, we did not have any financial assets or liabilities relating to servicing rights subject to Statement 156. We are required to adopt Statement 156 effective at the beginning of 2007. We do not expect the adoption of Statement 156 to have a significant impact on our future results of operations or financial condition.

      In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, or Statement 155. Statement 155 resolves issues addressed in FASB Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. Amongst other things, it permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. At June 30, 2006, we did not have any hybrid financial instruments subject to the fair value election under Statement 155. We are required to adopt Statement 155 effective at the beginning of 2007. We do not expect the adoption of Statement 155 to have a significant impact on our future results of operations or financial condition.

(C)   RESTRUCTURING EXPENSES

      In the current quarter, we implemented a cost reduction plan that reduces our annual programming and editorial investments while also lowering other discretionary expenses. As a result of this 2006 restructuring plan, we reported a charge of $2.1 million related to costs associated with a workforce reduction of 15 employees. We reduced our 2002 restructuring plan estimate by $0.3 million and recorded an additional charge of $0.1 million related to our 2001 restructuring plan in the current quarter as a result of changes in assumptions related to leased space.

      In the fourth quarter of 2005, we recorded an additional charge of $0.1 million related to our 2002 restructuring plan as a result of changes in assumptions related to leased space.

      During the six-month period ended June 30, 2006, we made cash payments of $0.3 million related to our 2002 restructuring plan. Of the total costs related to our restructuring plans, approximately $10.3 million was paid by June 30, 2006, with the remaining $2.8 million to be paid through 2007.

      The  following   table  sets  forth  the  activity  and  balances  of  our
restructuring reserves for the year ended December 31, 2005 and for the six-month period ended June 30, 2006 (in thousands):

                                                                                            Consolidation
                                                                                            of Facilities
                                                                               Workforce              and
                                                                               Reduction       Operations         Total
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                                                  $      179        $   1,827    $    2,006
Adjustments to previous estimates                                                     17              132           149
Cash payments                                                                       (196)            (749)         (945)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                                                          --            1,210         1,210
Reserve recorded                                                                   2,108               --         2,108
Adjustments to previous estimates                                                     --             (202)         (202)
Cash payments                                                                         --             (294)         (294)
-----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2006                                                      $    2,108        $     714    $    2,822
=======================================================================================================================

(D)   EARNINGS PER COMMON SHARE

      The following table sets forth the computations of basic and diluted earnings (loss) per share, or EPS (in thousands, except per share amounts):

                                                                                                    Quarters Ended
                                                                                                       June 30,
                                                                                               -----------------------
                                                                                                    2006          2005
----------------------------------------------------------------------------------------------------------------------
Numerator:
For basic and diluted EPS - net income (loss)                                                  $  (3,307)   $    4,640
======================================================================================================================

Denominator:
For basic EPS - weighted average shares                                                           33,158        33,080
   Effect of dilutive potential common shares:
   Employee stock options and other                                                                   --           185
----------------------------------------------------------------------------------------------------------------------
      Dilutive potential common shares                                                                --           185
----------------------------------------------------------------------------------------------------------------------
For diluted EPS - weighted average shares                                                         33,158        33,265
======================================================================================================================

Basic and diluted EPS                                                                          $   (0.10)   $     0.14
======================================================================================================================

      The computations of basic and diluted EPS for the six-month periods ended June 30, 2006 and 2005, were excluded as both periods resulted in a net loss, and therefore, potential common shares would have been antidilutive.

      The following table sets forth the number of shares related to outstanding options to purchase our Class B common stock, or Class B stock, and the potential shares of Class B stock contingently issuable under our 3.00% convertible senior subordinated notes due 2025, or convertible notes. These shares were not included in the computations of diluted EPS for the quarters and six-month periods ended June 30, 2006 and 2005, as their inclusion would have been antidilutive (in thousands):

                                                                          Quarters Ended            Six Months Ended
                                                                             June 30,                   June 30,
                                                                       ----------------------------------------------
                                                                         2006         2005         2006          2005
---------------------------------------------------------------------------------------------------------------------
Stock options                                                           3,975        1,982        3,192         2,864
Convertible notes                                                       6,758        6,758        6,758         6,758
---------------------------------------------------------------------------------------------------------------------
Total                                                                  10,733        8,740        9,950         9,622
=====================================================================================================================

(E)   INVENTORIES, NET

      Inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value, consisted of the following (in thousands):

                                                     June 30,          Dec. 31,
                                                         2006              2005
-------------------------------------------------------------------------------
Paper                                              $    3,310        $    3,939
Editorial and other prepublication costs                6,533             6,529
Merchandise finished goods                              2,711             2,378
-------------------------------------------------------------------------------
Total inventories, net                             $   12,554        $   12,846
===============================================================================

(F)   INCOME TAXES

      Our income tax provision consists of foreign income tax, which relates to our international networks and withholding tax on licensing income for which we do not receive a current U.S. income tax benefit due to our net operating loss position. Our income tax provision also includes deferred federal and state income taxes related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities.

(G)   CONTINGENCIES

      In 2002, a $4.4 million verdict was entered against us by a state trial court in Texas in a lawsuit with a former publishing licensee. We terminated the license in 1998 due to the licensee's failure to pay royalties and other amounts due us under the license agreement. We vigorously pursued an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $9.4 million, which represents the amount of the judgment, costs and estimated pre- and post-judgment interest, in connection with the appeal. On May 25, 2006, the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of the plaintiffs' claims and remanded the remaining claims for a new trial. On July 14, 2006, the plaintiffs filed a motion for rehearing and en banc reconsideration, which we are opposing. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be obtained. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, no liability has been accrued.

      In 2003, we recorded $8.5 million for the settlement of the Logix litigation, which related to events prior to our 1999 acquisition of Spice. We made payments of $1.0 million, $1.0 million and $6.5 million in 2006, 2005 and 2004, respectively, and have no further obligations under the settlement.

      In the third quarter of 2005, we acquired an affiliate network of websites to complement our existing online business. We paid $8.3 million at closing, which included $8.0 million for the initial purchase price and $0.3 million of acquisition-related costs. Additional payments of $2.0 million are required in each of 2006 and 2007. Pursuant to the asset purchase agreement, we are also obligated to make future contingent earnout payments over a five-year period based primarily on the financial performance of the acquired business. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price and/or compensation expense. As of June 30, 2006, an earnout payment of approximately $0.1 million was made and recorded as additional purchase price.

      Late in the current quarter of 2006, we acquired a multi-media adult entertainment business to complement our existing television and online businesses. As the pro forma results would not be materially different from actual results, they are not presented. We paid $7.7 million at closing with additional payments of $1.6 million, $1.7 million, $2.3 million and $4.3 million required in 2007, 2008, 2009 and 2010, respectively. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on sales of existing content of the acquired business over a ten-year period after the closing of the acquisition and based on content produced by the acquired business during the five-year period after the closing of the acquisition. As of June 30, 2006, no earnout payments have been made.

(H)   STOCK-BASED COMPENSATION

      On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or Statement 123, under the modified prospective method. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Statement 123(R) requires that all stock-based compensation to employees, including grants of employee stock options, be recognized in the income statement based on its fair value. Under the modified prospective method, results for prior periods have not been restated.

      Stock-based compensation expense for the quarter and six-month period ended June 30, 2006, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma information required under Statement 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Under the fair value recognition provisions of Statement 123(R), we measure stock-based compensation cost at the grant date based on the value of the award and recognize the expense over the vesting period. Compensation expense for all stock-based payment awards granted prior to and subsequent to January 1, 2006, is recognized using the straight-line attribution method. Stock-based compensation expense is reflected in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in selling and administrative expenses and the proceeds are reflected in our Condensed Consolidated Statements of Cash Flows in proceeds from stock-based compensation.

      We have stock plans for key employees and nonemployee directors, which provide for the grant of nonqualified and incentive stock options and/or shares of restricted stock units, deferred stock and other performance-based equity awards in our Class B stock. The Compensation Committee of the Board of Directors, which is composed entirely of independent nonemployee directors, administers all the plans. These plans are designed to further our growth, development and financial success by providing key employees with strong additional incentives to maximize long-term stockholder value. The Compensation Committee believes that this objective can be best achieved through assisting key employees to become owners of our stock, which aligns their interests with our interests. As stockholders, key employees will benefit directly from our growth, development and financial success. These plans also enable us to attract and retain the services of those executives whom we consider essential to our long-range success by providing these executives with a competitive compensation package and an opportunity to become owners of our stock. At June 30, 2006, we had 387,861 shares of our Class B stock available for grant under these plans.

      Stock options, exercisable for shares of Class B stock, generally vest over a two- to four-year period from the grant date and expire ten years from the grant date. It is our policy that options are priced based on the closing price on the day prior to the date of grant.

      Restricted stock unit grants provide for the issuance of Class B stock if three-year cumulative operating income target thresholds are met. If the operating income minimum threshold is not obtained, the restricted stock units for that grant are forfeited.

      One of our stock plans pertaining to nonemployee directors also allows for the issuance or deferral of Class B stock as awards and payments for retainer, committee and meeting fees.

      Finally, we also have an Employee Stock Purchase Plan that provides substantially all regular full- and part-time employees an opportunity to purchase shares of our Class B stock through payroll deductions. The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on that day's closing price less a 15% discount. Employee Stock Purchase Plan expense is reflected in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in selling and administrative expenses and the proceeds are reflected in our Condensed Consolidated Statements of Cash Flows in proceeds from stock-based compensation. At June 30, 2006, we had 9,152 shares of our Class B stock available for purchase under this plan.

Valuation Information

      Upon adoption of Statement 123(R), we began estimating the value of stock options on the date of grant using a Lattice Binomial model, or Lattice model. Prior to the adoption of Statement 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of pro forma financial information in accordance with Statement 123. The Lattice model requires extensive analysis of actual exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and option cancellations.

      The following assumptions were used for the Lattice model in 2006 and the Black-Scholes model in 2005:



                                            Quarters Ended                        Six Months Ended
                                               June 30,                               June 30,
                                   -------------------------------         ------------------------------
                                           2006              2005                  2006             2005
---------------------------------------------------------------------------------------------------------
Expected volatility                          38%               46%                   38%             46%
Risk-free interest rate            4.32% - 4.51%             3.80%         4.32% - 4.51%   3.80% - 4.18%
Expected dividends                           --                --                    --              --
---------------------------------------------------------------------------------------------------------

      The expected life of stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the Lattice model. The expected life of stock options is impacted by all of the underlying assumptions and calibration of the Lattice model. The Lattice model assumes that exercise behavior is a function of the option's remaining vested life and the extent to which the option's fair value exceeds the exercise price. The Lattice model estimates the probability of exercise as a function of these two variables based upon the entire history of exercises and cancellations on all past option grants.

      The weighted average expected life for options granted during the first quarter of 2006 using the Lattice model was 5.8 years. There were no options granted in the current quarter. The weighted average expected life for options granted during the prior year quarter and six-month period using the Black-Scholes model was 6.0 years. The weighted average fair value per share for stock options granted during the first quarter of 2006 was $6.40 using the Lattice model, and the weighted average fair value per share for stock options granted during the prior year quarter and six-month period was $5.84 and $5.98, respectively, using the Black-Scholes model.

Stock Option Activity

      This table sets forth stock option activity for the six-month period ended June 30, 2006:

                                                                               Weighted Average
                                                      Shares                    Exercise Price
-----------------------------------------------------------------------    -------------------------
                                            Class A             Class B        Class A       Class B
-----------------------------------------------------------------------    -------------------------
Outstanding at December 31, 2005                  -           3,374,135    $         -   $     15.85
Granted                                           -             670,500              -         14.50
Exercised                                         -             (13,666)             -         10.84
Canceled                                          -            (149,220)             -         14.20
-----------------------------------------------------------------------
Outstanding at June 30, 2006                      -           3,881,749    $         -   $     15.70
=======================================================================    -------------------------

      At June 30, 2006, the weighted average remaining contractual lives of options outstanding and options exercisable were 6.1 years and 4.8 years, respectively. At June 30, 2006, the number of options exercisable and the weighted average exercise price of options exercisable were 2,759,083 and $16.54, respectively.

      There were no options granted or exercised in the current quarter. However, for the six-month period ended June 30, 2006, we had proceeds of $0.1 million from exercises of stock options. There was no aggregate intrinsic value for options granted in the six-month period ended June 30, 2006, since the closing price of our Class B stock on that date was less than the exercise price on the date of grant. The aggregate intrinsic value for options exercised during the six-month period ended June 30, 2006, was approximately $0.1 million. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2006, was $1 thousand. The aggregate intrinsic value for options granted during the quarter and six-month period ended June 30, 2005, was $2 thousand and $0.7 million, respectively. The aggregate intrinsic value for options exercised during the quarter and six-month period ended June 30, 2005, was $0.1 million and $0.4 million, respectively.

      As a result of adopting  Statement  123(R) on January 1, 2006,  our income
(loss) from continuing operations before income taxes, income (loss) from continuing operations and net income (loss) for the quarter and six-month period ended June 30, 2006, were $0.8 million and $1.5 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Basic and diluted EPS for the quarter and six-month period ended June 30, 2006, were $0.02 and $0.05 lower, respectively, than if we had continued to account for stock-based compensation under APB 25.

      The following table sets forth stock-based compensation expense related to stock options and to our Employee Stock Purchase Plan for the current quarter and six-month period and pro forma amounts for the prior year quarter and six-month period (in thousands, except per share amounts):

                                                       Quarters Ended                    Six Months Ended
                                                          June 30,                            June 30,
                                               -----------------------------       -----------------------------
                                                      2006              2005              2006              2005
----------------------------------------------------------------------------------------------------------------
Stock options                                  $       796       $       718       $     1,505       $     1,422
Employee stock purchase plan                             8                --                14                --
----------------------------------------------------------------------------------------------------------------
   Total                                       $       804       $       718       $     1,519       $     1,422
================================================================================================================

Net income (loss)
   As reported                                 $    (3,307)      $     4,640       $    (2,518)      $    (8,479)
   Fair value of stock-based compensation
     excluded from net income, gross                                    (718)                             (1,422)
                                                                 -----------                         -----------
   Pro forma                                                     $     3,922                         $    (9,901)
                                                                 ===========                         ===========

Basic and diluted EPS
   As reported                                 $     (0.10)      $      0.14       $     (0.08)      $     (0.26)
   Pro forma                                                     $      0.12                         $     (0.30)
----------------------------------------------------------------------------------------------------------------

      As of June 30, 2006, there was $5.2 million of unrecognized stock-based compensation expense related to non-vested stock options, which will be recognized over a weighted average period of 1.5 years.

Restricted Stock Unit Activity

      At June 30, 2006, we had 488,000 restricted stock units outstanding, none of which were vested, and all of which were performance-based restricted stock awards contingent upon meeting certain performance goals.

                                                                        Weighted
                                                                         Average
                                                     Number of        Grant-Date
                                                        Shares        Fair Value
--------------------------------------------------------------------------------
Outstanding at December 31, 2005                       319,000        $    13.07
Granted                                                188,500             14.51
Canceled                                               (19,500)            13.16
--------------------------------------------------------------
Outstanding at June 30, 2006                           488,000        $    13.62
================================================================================

      Stock-based compensation expense related to restricted stock units was $0.2 million and $0.4 million for the quarters ended June 30, 2006 and 2005, respectively, and $0.2 million and $0.7 million for the six-month periods ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $2.1 million of unrecognized stock-based compensation expense related to non-vested restricted stock units, which will be recognized over a weighted average period of 1.6 years.

Employee Stock Purchase Plan Activity

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

      Under Statement 123(R), the income tax effects of share-based payments are recognized for financial reporting purposes only if such awards would result in deductions on our income tax returns. The settlement of share-based payments to date that would have resulted in an excess tax benefit would have increased our existing net operating loss, or NOL, carry forward. Under Statement 123(R), no excess tax benefits resulting from the settlement of a share payment can result in a tax deduction before realization of the tax benefit, i.e., the recognition of excess tax benefits cannot be recorded until the excess benefit reduces current income taxes payable. Additionally, as a result of our existing NOL carry forward position, no tax benefit relating to share-based payments has been recorded for the quarter and six-month period ended June 30, 2006.

(I)    BENEFIT PLANS

      We currently maintain a practice of paying a separation allowance under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter. For the quarter and six-month period ended June 30, 2006, payments made under this policy were $0.1 million and $0.2 million, respectively.

(J)   SEGMENT INFORMATION (1)

      The following table sets forth financial information by reportable segment (in thousands):

                                                                       Quarters Ended            Six Months Ended
                                                                          June 30,                  June 30,
                                                                  ----------------------    -----------------------
                                                                       2006         2005         2006          2005
-------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment                                                     $  47,545    $  48,908    $  98,722    $   99,390
Publishing                                                           23,790       25,530       47,285        52,534
Licensing                                                             9,142        8,433       16,590        14,398
-------------------------------------------------------------------------------------------------------------------
Total                                                             $  80,477    $  82,871    $ 162,597    $  166,322
===================================================================================================================
Income (loss) before income taxes
Entertainment                                                     $   4,881    $   9,866    $  12,754    $   21,686
Publishing                                                           (1,752)      (2,356)      (4,049)       (2,740)
Licensing                                                             4,076        3,929        8,422         7,607
Corporate Administration and Promotion                               (6,552)      (4,144)     (12,943)       (8,350)
Restructuring expenses                                               (1,906)          --       (1,906)           --
Gains on disposal                                                        29           14           29            14
Investment income                                                       602          595        1,209           782
Interest expense                                                     (1,281)      (1,412)      (2,709)       (4,060)
Amortization of deferred financing fees                                (134)        (133)        (268)         (366)
Minority interest                                                        --         (370)          --          (740)
Debt extinguishment expenses                                             --           --           --       (19,280)
Other, net                                                               50         (324)        (146)         (800)
------------------------------------------------------------------------------------------------------------------
Total                                                             $  (1,987)   $   5,665    $     393    $   (6,247)
===================================================================================================================

                                                                                             June 30,      Dec. 31,
                                                                                                 2006          2005
-------------------------------------------------------------------------------------------------------------------
Identifiable assets
Entertainment                                                                               $ 286,343    $  274,473
Publishing                                                                                     34,415        38,833
Licensing                                                                                       8,448         7,539
Corporate Administration and Promotion                                                         98,367       108,124
-------------------------------------------------------------------------------------------------------------------
Total                                                                                       $ 427,573    $  428,969
===================================================================================================================

(1) Certain amounts reported for the prior periods have been reclassified to conform to the current year's presentation.

(K)    SUBSEQUENT EVENT

      On August 4, 2006, the Sixth Amendment to our Chicago lease, or the Sixth Amendment, with Golub LSP Investors, LP was signed. The Sixth Amendment was effective May 1, 2006, and extends our lease through August 31, 2022. Our current lease was to expire August 31, 2007. This space serves as our corporate headquarters and is used by all of our operating groups and executive and administrative personnel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended December 31, 2005. All period references are to our fiscal periods unless otherwise indicated.

RESULTS OF OPERATIONS (1)

      The following table sets forth our results of operations (in millions, except per share amounts):

                                                                           Quarters Ended                  Six Months Ended
                                                                               June 30,                         June 30,
                                                                    ---------------------------       ---------------------------
                                                                          2006             2005             2006             2005
---------------------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV                                                      $     20.9       $     24.9       $     43.2       $     50.1
   International                                                          13.2             11.9             27.0             25.3
   Online subscriptions and e-commerce                                    11.4             10.8             24.6             21.8
   Other                                                                   2.0              1.3              3.9              2.2
---------------------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                    47.5             48.9             98.7             99.4
---------------------------------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                       20.2             22.1             39.4             45.0
   Special editions and other                                              2.0              1.9              4.6              4.2
   International publishing                                                1.6              1.5              3.3              3.3
---------------------------------------------------------------------------------------------------------------------------------
   Total Publishing                                                       23.8             25.5             47.3             52.5
---------------------------------------------------------------------------------------------------------------------------------
Licensing
   International licensing                                                 5.6              4.7             11.1              9.2
   Domestic licensing                                                      1.3              1.2              2.6              2.5
   Marketing events                                                        2.3              2.4              2.5              2.6
   Other                                                                    --              0.1              0.4              0.1
---------------------------------------------------------------------------------------------------------------------------------
   Total Licensing                                                         9.2              8.4             16.6             14.4
---------------------------------------------------------------------------------------------------------------------------------
Total net revenues                                                  $     80.5       $     82.8       $    162.6       $    166.3
=================================================================================================================================

Net income (loss)
Entertainment
   Before programming amortization and online content expenses      $     15.2       $     20.0       $     32.5       $     41.7
   Programming amortization and online content expenses                  (10.3)           (10.2)           (19.7)           (20.0)
---------------------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                     4.9              9.8             12.8             21.7
---------------------------------------------------------------------------------------------------------------------------------
Publishing                                                                (1.8)            (2.3)            (4.1)            (2.7)
---------------------------------------------------------------------------------------------------------------------------------
Licensing                                                                  4.1              4.0              8.4              7.6
---------------------------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                    (6.5)            (4.2)           (12.9)            (8.4)
---------------------------------------------------------------------------------------------------------------------------------
Segment income                                                             0.7              7.3              4.2             18.2
Restructuring expenses                                                    (1.9)              --             (1.9)              --
---------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                   (1.2)             7.3              2.3             18.2
---------------------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                       0.6              0.6              1.2              0.8
   Interest expense                                                       (1.3)            (1.5)            (2.7)            (4.1)
   Amortization of deferred financing fees                                (0.2)            (0.2)            (0.3)            (0.4)
   Minority interest                                                        --             (0.3)              --             (0.7)
   Debt extinguishment expenses                                             --               --               --            (19.3)
   Other, net                                                              0.1             (0.2)            (0.1)            (0.7)
---------------------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                                (0.8)            (1.6)            (1.9)           (24.4)
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                         (2.0)             5.7              0.4             (6.2)
Income tax expense                                                        (1.3)            (1.1)            (2.9)            (2.3)
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $     (3.3)      $      4.6       $     (2.5)      $     (8.5)
=================================================================================================================================
Basic and diluted earnings (loss) per common share                  $    (0.10)      $     0.14       $    (0.08)      $    (0.26)
=================================================================================================================================

(1) Certain amounts reported for the prior periods have been reclassified to conform to the current year's presentation.

      Our revenues decreased $2.3 million, or 3%, and $3.7 million, or 2%, for the quarter and six-month period, respectively, primarily due to expected lower revenues from our Publishing and Entertainment Groups, partially offset by higher revenues from our Licensing Group.

      Segment income decreased $6.6 million, or 91%, and $14.0 million, or 77%, for the quarter and six-month period, respectively, primarily due to lower results from our Entertainment Group and higher Corporate Administration and Promotion expenses. The six-month comparison also was impacted by expected lower results from our Publishing Group, partially offset by improved results from our Licensing Group. Our segment income also was impacted by $0.8 million and $1.5 million for the quarter and six-month period, respectively, of stock option expense as a result of our implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, at the beginning of 2006.

      The operating loss of $1.2 million for the quarter and operating income of $2.3 million for the six-month period included $1.9 million of restructuring expenses primarily related to a cost reduction plan we implemented during the current quarter.

      The net loss of $3.3 million for the quarter was $7.9 million unfavorable compared to the prior year period as a result of the lower operating results discussed above. The net loss of $2.5 million for the six-month period was a $6.0 million improvement over the prior year period as the lower operating results previously discussed were more than offset by debt extinguishment expense of $19.3 million in the prior year and a $1.4 million decrease in interest expense in the current year.

      Several of our businesses may experience variations in quarterly performance. As a result, our performance in any quarter is not necessarily reflective of full-year or longer-term trends. Playboy magazine newsstand revenues vary from issue to issue, with revenues generally higher for holiday issues and any issues including editorial or pictorial features that generate additional public interest. Advertising revenues also vary from quarter to quarter depending on economic conditions, holiday issues and changes in advertising buying patterns. Online subscription revenues and operating results are impacted by decreased Internet traffic during the summer months and e-commerce revenues and operating results are typically strongest in the fourth quarter due to the holiday buying season.

ENTERTAINMENT GROUP

      The following discussion focuses on the revenue and profit contribution before programming amortization and online content expenses of each of our Entertainment Group businesses.

      Revenues from our domestic TV business decreased $4.0 million, or 16%, and $6.9 million, or 14%, for the quarter and six-month period, respectively. Movie network revenues decreased $2.0 million and $3.7 million for the quarter and six-month period, respectively, primarily due to a decrease in pay-per-view, or PPV, buys as a result of DirecTV, the satellite provider that currently generates the largest portion of our domestic TV revenues, reducing our channel carriage. A new contract with DirecTV is currently under negotiation, however, we expect the loss of carriage will continue to unfavorably impact domestic TV revenues and profitability. The decline was partially offset by adjustments to previously estimated revenues during the current quarter. Playboy TV network revenues decreased $1.8 million and $2.7 million for the quarter and six-month period, respectively, as the prior year periods were favorably impacted by the discontinuation of a distributor's high-definition subscription service agreement, which resulted in the accelerated recognition of $1.4 million of deferred revenues associated with the agreement. Cable revenues decreased $0.5 million and $1.5 million for the quarter and six-month period, respectively, due to decreases in PPV buys for both periods. These decreases were partially offset by increases in monthly subscription revenues for both periods. Revenues from video-on-demand, or VOD, decreased $0.5 million and $0.9 million for the quarter and six-month period, respectively, primarily due to a decrease in buys and adjustments to previously estimated revenues. The decreases in Playboy TV and movie network PPV buys were also impacted by consumers migrating from linear channels to VOD. We continue to expect this trend to negatively impact our networks as we have less shelf space in the VOD environment than in the linear network environment. We also expect Playboy TV to be favorably impacted by the launch of our monthly subscription service with an on-demand component. Revenues associated with our studio facility increased $0.3 million and $0.4 million for the quarter and six-month period, respectively, primarily due to the addition of new clients. Direct-to-home, or DTH, revenues increased $0.3 million and $0.4 million for the quarter and six-month period, respectively, primarily due to increased monthly subscriptions.

      Profit contribution from our domestic TV business decreased $6.1 million and $10.8 million for the quarter and six-month period, respectively, as a result of the lower revenues previously discussed combined with increased expenses largely due to marketing, revenue sharing and staffing.

      International revenues increased $1.3 million, or 11%, and $1.7 million, or 7%, for the quarter and six-month period, respectively. International television revenues increased $1.0 million for the quarter primarily due to increased DTH and cable revenues from our U.K. networks combined with favorable foreign currency exchange rate fluctuations. International television revenues increased $1.9 million for the six-month period primarily as a result of increased DTH and cable revenues from our U.K. networks, partially offset by unfavorable foreign currency exchange rate fluctuations and lower revenues from several third-party network licensees. International online and wireless revenues increased $0.3 million for the quarter and decreased $0.2 million for the six-month period. International profit contribution was flat for the quarter and increased $0.4 million for the six-month period principally due to the higher revenues previously discussed, offset by increased television network distribution expenses, in part related to our additional networks, and increased marketing expenses.

      Online subscriptions and e-commerce revenues increased $0.6 million, or 6%, and $2.8 million, or 13%, for the quarter and six-month period, respectively, primarily due to our acquisition of an affiliate network of websites late in the third quarter of the prior year, partially offset by a decrease in revenues from our existing sites. The prior year periods were also favorably impacted by a $1.2 million payment we received due to the discontinuation of a marketing alliance. Costs associated with the acquired websites and increased investments in technology and marketing initiatives more than offset the increases in revenues.

      Revenues from other businesses increased $0.7 million, or 47%, and $1.7 million, or 74%, for the quarter and six-month period, respectively, primarily due to advertising revenues from the acquired websites combined with revenues from the current-year launch of Playboy Radio on SIRIUS Satellite Radio. Profit contribution was flat and increased $0.6 million for the quarter and six-month period, respectively, primarily due to the revenue increases previously discussed. Both periods were impacted by costs associated with our acquired websites as well as project development.

      The group's administrative expenses decreased $1.7 million and $2.4 million for the quarter and six-month period, respectively. These decreases were primarily due to the elimination of our intra-company agreements related to trademark, content and administrative fees that had been paid by Playboy.com, Inc., or Playboy.com, to us as a result of our October 2005 repurchase of the remaining minority interest of Playboy.com, largely offset by increases in other administrative expenses.

      Programming amortization and online content expenses were flat for the quarter and decreased $0.3 million for the six-month period primarily due to the mix of television programming, partially offset by new programming costs associated with Playboy Radio and the acquired websites. We now expect our programming and online content cash investments to be approximately $43.0 million. Our original projection of $43.7 million excluded approximately $1.4 million of programming for Playboy Radio. We anticipate that our programming and online content amortization expenses will improve slightly.

      Segment income for the group decreased $4.9 million, or 51%, and $8.9 million, or 41%, for the quarter and six-month period, respectively, due to the previously discussed operating results.

PUBLISHING GROUP

      Playboy magazine revenues decreased $1.9 million, or 9%, and $5.6 million, or 12%, for the quarter and six-month period, respectively. Advertising revenues decreased $1.2 million and $3.5 million for the quarter and six-month period, respectively, primarily due to 19% and 24% fewer advertising pages, respectively. Advertising sales for the 2006 third quarter magazine issues are closed, and we expect to report approximately 17% lower advertising revenues and 7% fewer advertising pages compared to the 2005 third quarter as a result of continued softness in the market. Subscription revenues decreased $1.1 million and $1.8 million for the quarter and six-month period, respectively, primarily due to lower average revenue per copy, partially offset by revenues from our new Playboy magazine digital edition in the current year periods. For the six-month period, subscription revenues were favorably impacted by a lower provision for unpaid copies as a result of improved payment experience. Newsstand revenues increased $0.4 million for the quarter primarily due to the impact of a $1.00 and C$1.00 cover price increase effective with the February 2006 issue and a favorable variance related to prior issue adjustments, partially offset by 6% fewer copies sold. For the six-month period, newsstand revenues were $0.3 million lower primarily due to 18% fewer copies sold, partially mitigated by the previously discussed cover price increase and a favorable variance related to prior issue adjustments.

      Revenues from special editions and other were flat and increased $0.4 million, or 9%, for the quarter and six-month period, respectively. Special editions revenues increased $0.3 million and $0.5 million for the quarter and six-month period, respectively, primarily due to the impact of a $1.00 and C$1.00 cover price increase effective with the November 2005 issues, favorable variances related to prior issue adjustments and higher revenues from our special editions digital edition in the current year periods, partially offset by 12% and 13% fewer newsstand copies sold for the quarter and six-month period, respectively. The current year periods also included unfavorable revenue adjustments related to prior years' calendars.

      International publishing revenues were relatively flat for the quarter and six-month period.

      The group's segment loss decreased $0.5 million, or 26%, for the quarter as the lower revenues previously discussed were more than offset by lower editorial content, subscription acquisition amortization and manufacturing expenses. The group's segment loss increased $1.4 million, or 48%, for the six-month period primarily due to the lower revenues previously discussed, partially offset by lower subscription acquisition amortization, editorial content, manufacturing, advertising sales and marketing expenses.

      Despite industry trends, our goal this year is to maintain a loss that is consistent with that of the prior year.

LICENSING GROUP

      Licensing Group revenues increased $0.8 million, or 8%, and $2.2 million, or 15%, for the quarter and six-month period, respectively, principally due to higher royalties from existing and new international licensees. The current six-month period also reflects higher revenues from the sale of art from our collection. The group's segment income was flat and increased $0.8 million, or 11%, for the quarter and six-month period, respectively, due to the revenue increases previously discussed, offset by higher growth-related costs.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses increased $2.3 million, or 58%, and $4.5 million, or 55%, for the quarter and six-month period, respectively, largely due to the elimination of our intra-company agreements related to trademark, content and administrative fees as a result of the previously discussed Playboy.com minority interest repurchase. The current year periods also reflected higher marketing expenses.

RESTRUCTURING EXPENSES

      In the current quarter, we implemented a cost reduction plan that reduces our annual programming and editorial investments while lowering other discretionary expenses. As a result of this 2006 restructuring plan, we reported a charge of $2.1 million related to costs associated with a workforce reduction of 15 employees. Partially offsetting this charge was a net favorable adjustment of $0.2 million related to prior plans.

INCOME TAX EXPENSE

      Our effective income tax rate differs from U.S. statutory rates. Our income tax provision consists of foreign income tax, which relates to our international networks and withholding tax on licensing income for which we do not receive a current U.S. income tax benefit due to our net operating loss position. Our income tax provision also includes deferred federal and state income taxes related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2006, we had $25.6 million in cash and cash equivalents compared to $26.1 million in cash and cash equivalents at December 31, 2005. We also had $10.0 million of auction rate securities included in marketable securities and short-term investments at June 30, 2006, compared to $21.0 million at December 31, 2005. The decrease is primarily related to our acquisition of a multi-media adult entertainment business. Total financing obligations were $115.0 million at both June 30, 2006 and December 31, 2005.

      At June 30, 2006, cash generated from our operating activities, existing cash and cash equivalents and marketable securities and short-term investments were fulfilling our liquidity requirements. We also have a $50.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both. At June 30, 2006, there were no borrowings and $10.6 million in letters of credit outstanding under this facility, resulting in $39.4 million of available borrowings under this facility.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $3.7 million, a decrease of $11.7 million compared to the prior year period primarily due to the operating results previously discussed.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash provided by investing activities increased $17.6 million compared to the prior year period primarily due to a $33.8 million decrease in investment purchases, partially offset by a $7.7 million decrease in proceeds from sales of investments and payments of $7.8 million primarily related to the acquisition of a multi-media adult entertainment business in the current year. This acquisition requires additional payments of $1.6 million, $1.7 million, $2.3 million and $4.3 million in 2007, 2008, 2009 and 2010, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities was $4.3 million in the current year period compared to net cash provided by financing activities of $7.0 million in the prior year period. The current and prior year periods reflect payments of acquisition liabilities of $4.5 million and $4.6 million, respectively. The prior year period also reflects the issuance of $115.0 million of 3.00% convertible senior subordinated notes due 2025, or convertible notes, and the use of the proceeds to pay $95.2 million in connection with the purchase and retirement of all of the $80.0 million outstanding principal amount of 11.00% senior secured notes issued by one of our subsidiaries and $4.0 million of related financing fees. Proceeds from the convertible note offering were also used to purchase 381,971 shares of our Class B stock for $5.0 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt FIN 48 effective at the beginning of 2007. We are currently evaluating the impact of adopting FIN 48 on our future results of operations and financial condition.

      In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, or Statement 156. Statement 156 permits an entity to choose either the amortization method or fair value method for each class of separately recognized servicing assets and servicing liabilities. At June 30, 2006, we did not have any financial assets or liabilities relating to servicing rights subject to Statement 156. We are required to adopt Statement 156 effective at the beginning of 2007. We do not expect the adoption of Statement 156 to have a significant impact on our future results of operations or financial condition.

      In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, or Statement 155. Statement 155 resolves issues addressed in FASB Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. Amongst other things, it permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. At June 30, 2006, we did not have any hybrid financial instruments subject to the fair value election under Statement 155. We are required to adopt Statement 155 effective at the beginning of 2007. We do not expect the adoption of Statement 155 to have a significant impact on our future results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At June 30, 2006, we did not have any floating interest rate exposure. All of our outstanding debt at that date consisted of the 3.00% convertible senior subordinated notes due 2025, or convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes will be influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. At June 30, 2006, the convertible notes had an implied fair value of $102.1 million.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas, against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998, due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of approximately $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and approximately $0.3 million for lost profits, respectively, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we vigorously pursued an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $9.4 million, which represents the amount of the judgment, costs and estimated pre- and post-judgment interest, in connection with the appeal. On May 25, 2006, the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of the plaintiffs' claims and remanded the remaining claims for a new trial. On July 14, 2006, the plaintiffs filed a motion for rehearing and en banc reconsideration, which we are opposing. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be obtained. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, no liability has been accrued.

ITEM 1A. RISK FACTORS

      There have been no material changes to our Risk Factors as contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of shareholders was held on May 17, 2006, in which the holders of our Class A common stock ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2006 and elected the following individuals as directors:

                                                                                               Withheld
                    Proposals                                     For          Against     or Abstained
-------------------------------------------------------------------------------------------------------
Election of Directors
       Dennis S. Bookshester                                4,592,495              N/A           77,558
       David I. Chemerow                                    4,569,646              N/A          100,407
       Donald G. Drapkin                                    4,592,398              N/A           77,655
       Christie Hefner                                      3,920,543              N/A          749,510
       Jerome H. Kern                                       4,592,397              N/A           77,656
       Russell I. Pillar                                    4,592,398              N/A           77,655
       Sol Rosenthal                                        4,592,488              N/A           77,565
       Richard S. Rosenzweig                                3,920,660              N/A          749,393

Appointment of Ernst & Young LLP                            4,599,746           70,074              233
-------------------------------------------------------------------------------------------------------

ITEM 6. EXHIBITS

Exhibit Number                             Description
--------------                             -----------

10.1 Second Amendment to the Amended and Restated Credit Agreement, effective April 1, 2005, or the Credit Agreement, among PEI Holdings, Inc., as borrower, and Bank of America, N.A., as Agent and the other lenders from time to time party thereto

    10.1.1 Second Amendment, dated as of April 27, 2006, to the Credit Agreement, or the Second Amendment

    10.1.2 Reaffirmation of Guaranty, dated as of April 27, 2006, by each of the Guarantors, pursuant to the Second Amendment

10.2     Third Amendment to the Credit Agreement

    10.2.1    Third Amendment, dated as of May 15, 2006, to the Credit Agreement

    10.2.2    Pledge  Amendment,   dated  as  of  May  15,  2006,  from  Playboy
              Enterprises International, Inc.

    10.2.3    Pledge  Amendment,   dated  as  of  May  15,  2006,  from  Playboy
              Entertainment Group, Inc.

    10.2.4 Joinder to Master Corporate Guaranty, dated as of May 15, 2006, by Playboy.com, Inc., Playboy.com Internet Gaming, Inc., Playboy.com Racing, Inc., SpiceTV.com, Inc., and CJI Holdings, Inc., and accepted by Bank of America, N.A., as agent for the Lenders

    10.2.5 Joinder to Security Agreement, dated as of May 15, 2006, by Playboy.com, Inc., Playboy.com Internet Gaming, Inc., Playboy.com Racing, Inc., SpiceTV.com, Inc., and CJI Holdings, Inc., and accepted by Bank of America, N.A., as agent for the Lenders

    10.2.6 Pledge Agreement, dated as of May 15, 2006, between Playboy.com, Inc. and Bank of America, N.A., as agent for the Lenders

    10.2.7 Pledge Agreement, dated as of May 15, 2006, between Playboy.com Internet Gaming, Inc. and Bank of America, N.A., as agent for the Lenders

    10.2.8 Trademark Security Agreement, dated as of May 15, 2006, by Playboy.com, Inc. in favor of Bank of America, N.A., as agent for the Lenders

    10.2.9 Copyright Security Agreement, dated as of May 15, 2006, by Playboy.com, Inc. in favor of Bank of America, N.A., as agent for the Lenders

10.3 Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated through April 25, 2006

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

                                             PLAYBOY ENTERPRISES, INC.
                                             -------------------------
                                                  (Registrant)


Date: August 9, 2006                         By   /s/ Linda Havard
      --------------                              ----------------
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

                                  EXHIBIT INDEX

Exhibit Number                     Description

10.1 Second Amendment to the Amended and Restated Credit Agreement, effective April 1, 2005, or the Credit Agreement, among PEI Holdings, Inc., as borrower, and Bank of America, N.A., as Agent and the other lenders from time to time party thereto

    10.1.1 Second Amendment, dated as of April 27, 2006, to the Credit Agreement, or the Second Amendment

    10.1.2 Reaffirmation of Guaranty, dated as of April 27, 2006, by each of the Guarantors, pursuant to the Second Amendment

10.2     Third Amendment to the Credit Agreement

    10.2.1    Third Amendment, dated as of May 15, 2006, to the Credit Agreement

    10.2.2    Pledge  Amendment,   dated  as  of  May  15,  2006,  from  Playboy
              Enterprises International, Inc.

    10.2.3    Pledge  Amendment,   dated  as  of  May  15,  2006,  from  Playboy
              Entertainment Group, Inc.

    10.2.4 Joinder to Master Corporate Guaranty, dated as of May 15, 2006, by Playboy.com, Inc., Playboy.com Internet Gaming, Inc., Playboy.com Racing, Inc., SpiceTV.com, Inc., and CJI Holdings, Inc., and accepted by Bank of America, N.A., as agent for the Lenders

    10.2.5 Joinder to Security Agreement, dated as of May 15, 2006, by Playboy.com, Inc., Playboy.com Internet Gaming, Inc., Playboy.com Racing, Inc., SpiceTV.com, Inc., and CJI Holdings, Inc., and accepted by Bank of America, N.A., as agent for the Lenders

    10.2.6 Pledge Agreement, dated as of May 15, 2006, between Playboy.com, Inc. and Bank of America, N.A., as agent for the Lenders

    10.2.7 Pledge Agreement, dated as of May 15, 2006, between Playboy.com Internet Gaming, Inc. and Bank of America, N.A., as agent for the Lenders

    10.2.8 Trademark Security Agreement, dated as of May 15, 2006, by Playboy.com, Inc. in favor of Bank of America, N.A., as agent for the Lenders

    10.2.9 Copyright Security Agreement, dated as of May 15, 2006, by Playboy.com, Inc. in favor of Bank of America, N.A., as agent for the Lenders

10.3 Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated through April 25, 2006

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002