Form 10-Q
period 2006-09-30
PLAYBOY ENTERPRISES INC
filed 2006-11-08
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

At October 31, 2006, there were 4,864,102 shares of Class A common stock and 28,341,240 shares of Class B common stock outstanding.

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

      (b) limitations on the advertisement of tobacco, alcohol and other products which are important sources of advertising revenue for us, or

      (c) substantive changes in postal regulations which could increase our postage and distribution costs;

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

(8) Dilution from any potential issuance of common stock or convertible debt in connection with financings or acquisition activities;

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

(19) Risks associated with certain minimum revenue amounts under our cable distribution agreements;

(20)  Effects  of  the  national   consolidation  of  the  single-copy  magazine
      distribution system; and

(21) Risks associated with the viability of our primarily subscription- and e-commerce-based Internet model.

      For a detailed discussion of these and other factors that may affect our performance, see Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

           Condensed Consolidated Statements of Operations and Comprehensive
           Income for the Quarters Ended September 30, 2006 and 2005 (Unaudited)           4

           Condensed Consolidated Statements of Operations and Comprehensive
           Loss for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)          5

           Condensed Consolidated Balance Sheets at September 30, 2006 (Unaudited)
           and December 31, 2005                                                           6

           Condensed Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2006 and 2005 (Unaudited)                                   7

           Notes to Condensed Consolidated Financial Statements (Unaudited)                8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                       16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       21

Item 4.  Controls and Procedures                                                          21

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings                                                                22

Item 1A. Risk Factors                                                                     22

Item 6.  Exhibits                                                                         23

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

                                                                         2006             2005
----------------------------------------------------------------------------------------------
Net revenues                                                       $   82,297       $   80,884
----------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                      (63,097)         (62,180)
   Selling and administrative expenses                                (15,366)         (13,355)
   Restructuring expenses                                                (118)              --
----------------------------------------------------------------------------------------------
Total costs and expenses                                              (78,581)         (75,535)
----------------------------------------------------------------------------------------------
Operating income                                                        3,716            5,349
----------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                      527              661
   Interest expense                                                    (1,471)          (1,425)
   Amortization of deferred financing fees                               (134)            (135)
   Minority interest                                                       --             (384)
   Other, net                                                            (165)            (294)
----------------------------------------------------------------------------------------------
Total nonoperating expense                                             (1,243)          (1,577)
----------------------------------------------------------------------------------------------
Income before income taxes                                              2,473            3,772
Income tax expense                                                     (1,336)            (594)
----------------------------------------------------------------------------------------------
Net income                                                              1,137            3,178
----------------------------------------------------------------------------------------------

Other comprehensive income (loss)
   Unrealized gain on marketable securities                               107              107
   Unrealized gain (loss) on derivatives                                   74              (55)
   Foreign currency translation loss                                     (131)             (91)
----------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                    50              (39)
----------------------------------------------------------------------------------------------
Comprehensive income                                               $    1,187       $    3,139
==============================================================================================

Weighted average number of common shares outstanding
   Basic                                                               33,169           33,102
==============================================================================================
   Diluted                                                             33,173           33,366
==============================================================================================

Basic and diluted earnings per common share                        $     0.03       $     0.10
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

                                                                           2006            2005
-----------------------------------------------------------------------------------------------
Net revenues                                                          $ 244,894       $ 247,206
-----------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                       (191,916)       (183,511)
   Selling and administrative expenses                                  (44,960)        (40,143)
   Restructuring expenses                                                (2,024)             --
-----------------------------------------------------------------------------------------------
Total costs and expenses                                               (238,900)       (223,654)
-----------------------------------------------------------------------------------------------
Gains on disposal                                                            29              14
-----------------------------------------------------------------------------------------------
Operating income                                                          6,023          23,566
-----------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                      1,736           1,443
   Interest expense                                                      (4,180)         (5,485)
   Amortization of deferred financing fees                                 (402)           (501)
   Minority interest                                                         --          (1,124)
   Debt extinguishment expenses                                              --         (19,280)
   Other, net                                                              (311)         (1,094)
-----------------------------------------------------------------------------------------------
Total nonoperating expense                                               (3,157)        (26,041)
-----------------------------------------------------------------------------------------------
Income (loss) before income taxes                                         2,866          (2,475)
Income tax expense                                                       (4,247)         (2,826)
-----------------------------------------------------------------------------------------------
Net loss                                                                 (1,381)         (5,301)
-----------------------------------------------------------------------------------------------

Other comprehensive income
   Unrealized gain on marketable securities                                 116              36
   Unrealized gain on derivatives                                            13             202
   Foreign currency translation gain                                        286             101
-----------------------------------------------------------------------------------------------
Total other comprehensive income                                            415             339
-----------------------------------------------------------------------------------------------
Comprehensive loss                                                    $    (966)      $  (4,962)
===============================================================================================

Weighted average number of common shares outstanding
   Basic and diluted                                                     33,156          33,178
===============================================================================================

Basic and diluted loss per common share                               $   (0.04)      $   (0.16)
===============================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PLAYBOY ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                   (Unaudited)
                                                                 September 30,     December 31,
                                                                          2006             2005
-----------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                            $  21,704        $  26,089
Marketable securities and short-term investments                        15,637           25,963
Receivables, net of allowance for doubtful accounts of
   $4,021 and $3,883, respectively                                      45,005           46,296
Receivables from related parties                                         1,885            1,928
Inventories, net                                                        13,220           12,846
Deferred subscription acquisition costs                                 10,287           10,452
Other current assets                                                     9,245            8,761
-----------------------------------------------------------------------------------------------
   Total current assets                                                116,983          132,335
-----------------------------------------------------------------------------------------------
Property and equipment, net                                             15,637           13,771
Long-term receivables                                                    4,669            2,628
Programming costs, net                                                  55,413           52,683
Goodwill                                                               133,087          122,448
Trademarks                                                              62,959           61,139
Distribution agreements, net of accumulated amortization
   of $3,028 and $2,779, respectively                                   30,113           30,362
Other noncurrent assets                                                 15,417           13,603
-----------------------------------------------------------------------------------------------
Total assets                                                         $ 434,278        $ 428,969
===============================================================================================

Liabilities
Acquisition liabilities                                              $  10,509        $  11,782
Accounts payable                                                        25,897           25,429
Accrued salaries, wages and employee benefits                            6,135           10,068
Deferred revenues                                                       45,251           45,987
Accrued litigation settlement                                               --            1,000
Other liabilities and accrued expenses                                  16,054           16,396
-----------------------------------------------------------------------------------------------
   Total current liabilities                                           103,846          110,662
-----------------------------------------------------------------------------------------------
Financing obligations                                                  115,000          115,000
Acquisition liabilities                                                 13,167           11,792
Net deferred tax liabilities                                            20,440           17,555
Other noncurrent liabilities                                            20,624           16,713
-----------------------------------------------------------------------------------------------
   Total liabilities                                                   273,077          271,722
-----------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued           49               49
   Class B nonvoting - 75,000,000 shares authorized;
      28,719,483 and 28,643,443 issued, respectively                       287              286
Capital in excess of par value                                         228,456          223,537
Accumulated deficit                                                    (61,357)         (59,976)
Treasury stock, at cost, 381,971 shares                                 (5,000)          (5,000)
Accumulated other comprehensive loss                                    (1,234)          (1,649)
-----------------------------------------------------------------------------------------------
   Total shareholders' equity                                          161,201          157,247
-----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           $ 434,278        $ 428,969
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

                            PLAYBOY ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the Nine Months Ended September 30 (Unaudited)
                                 (In thousands)

                                                                         2006              2005
-----------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                           $   (1,381)       $   (5,301)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
   Depreciation of property and equipment                               2,816             2,340
   Amortization of intangible assets                                    1,294             1,260
   Amortization of investments in entertainment programming            26,768            28,131
   Amortization of deferred financing fees                                402               501
   Debt extinguishment expenses                                            --            19,280
   Deferred income taxes                                                2,885             1,203
   Net change in operating assets and liabilities                      (2,446)             (341)
   Investments in entertainment programming                           (28,264)          (24,276)
   Litigation settlement                                               (1,000)           (1,875)
   Stock-based compensation                                             3,235               112
   Other, net                                                             987               366
-----------------------------------------------------------------------------------------------
Net cash provided by operating activities                               5,296            21,400
-----------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                                              (7,761)           (8,283)
Purchases of investments                                                 (485)          (41,494)
Proceeds from sales of investments                                     11,000            28,700
Additions to property and equipment                                    (4,633)           (4,010)
Other, net                                                               (141)               --
-----------------------------------------------------------------------------------------------
Net cash used for investing activities                                 (2,020)          (25,087)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                        --           115,000
Repayment of financing obligations                                         --           (80,000)
Payment of debt extinguishment expenses                                    --           (15,197)
Payment of acquisition liabilities                                     (8,296)           (5,871)
Purchase of treasury stock                                                 --            (5,000)
Payment of deferred financing fees                                         --            (5,057)
Proceeds from stock-based compensation                                    265               959
Other, net                                                                 --               (38)
-----------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                   (8,031)            4,796
-----------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents              370              (273)
-----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   (4,385)              836
Cash and cash equivalents at beginning of period                       26,089            26,668
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $   21,704        $   27,504
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

(B)   RECENTLY ISSUED ACCOUNTING STANDARDS

      In September 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 158, Employers'
Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), or Statement 158. Statement 158 requires an entity to (a) recognize in its statement of financial position an asset or an obligation for a defined benefit postretirement plan's funded status, (b) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. We are required to adopt the recognition and related disclosure provisions of Statement 158 effective at the end of 2006. The measurement date provision of Statement 158 is effective at the end of 2008. We are currently evaluating the impact of adopting Statement 158 on our future results of operations and financial condition.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. We are required to adopt Statement 157 effective at the beginning of 2008. We do not expect the adoption of Statement 157 to have a significant impact on our future results of operations or financial condition.

      In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, or FIN
48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt FIN 48 effective at the beginning of 2007. We are currently evaluating the impact of adopting FIN 48 on our future results of operations and financial condition.

(C)   RESTRUCTURING EXPENSES

      During the nine-month period ended September 30, 2006, we made cash payments of $1.4 million, $0.2 million and $26 thousand related to our 2006, 2002 and 2001 restructuring plans, respectively. Of the total costs related to our restructuring plans, approximately $11.7 million was paid by September 30, 2006, with the remaining $1.0 million to be paid through 2007.

      In the second quarter of 2006, we implemented a cost reduction plan that will result in lower annual programming and editorial investments as well as other discretionary expenses. As a result of the 2006 restructuring plan, we reported a charge of $2.1 million related to costs associated with a workforce reduction of 15 employees. During the nine-month period ended September 30, 2006, we also reduced our 2002 and 2001 restructuring plans by $0.7 million as a result of changes related to leased space.

      In the fourth quarter of 2005, we recorded an additional charge of $0.1 million related to our 2002 restructuring plan as a result of changes in assumptions related to leased space.

      The  following   table  sets  forth  the  activity  and  balances  of  our
restructuring reserves for the year ended December 31, 2005 and for the nine-month period ended September 30, 2006 (in thousands):

                                                       Consolidation
                                                       of Facilities
                                           Workforce             and
                                           Reduction      Operations      Total
-------------------------------------------------------------------------------
Balance at December 31, 2004                $   179          $ 1,827    $ 2,006
Adjustments to previous estimates                17              132        149
Cash payments                                  (196)            (749)      (945)
-------------------------------------------------------------------------------
Balance at December 31, 2005                     --            1,210      1,210
Reserve recorded                              2,129               --      2,129
Adjustments to previous estimates                --             (105)      (105)
Other                                            --             (574)      (574)
Cash payments                                (1,442)            (220)    (1,662)
-------------------------------------------------------------------------------
Balance at September 30, 2006               $   687          $   311    $   998
===============================================================================

(D)   EARNINGS PER COMMON SHARE

      The following table sets forth the computations of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

                                                               Quarters Ended
                                                                September 30,
                                                            --------------------
                                                               2006         2005
--------------------------------------------------------------------------------
Numerator:
For basic and diluted EPS - net income                      $ 1,137      $ 3,178
================================================================================

Denominator:
For basic EPS - weighted average shares                      33,169       33,102
   Effect of dilutive potential common shares:
   Employee stock options and other                               4          264
--------------------------------------------------------------------------------
      Dilutive potential common shares                            4          264
--------------------------------------------------------------------------------
For diluted EPS - weighted average shares                    33,173       33,366
================================================================================

Basic and diluted EPS                                       $  0.03      $  0.10
================================================================================

      The computations of basic and diluted EPS for the nine-month periods ended September 30, 2006 and 2005, were excluded as both periods resulted in a net loss, and, therefore, potential common shares would have been antidilutive.

      The following table sets forth the number of shares related to outstanding options to purchase our Class B common stock, or Class B stock, and the potential shares of Class B stock contingently issuable under our 3.00% convertible senior subordinated notes due 2025, or convertible notes. These shares were not included in the computations of diluted EPS for the quarters and nine-month periods ended September 30, 2006 and 2005, as their inclusion would have been antidilutive (in thousands):

                                        Quarters Ended        Nine Months Ended
                                         September 30,           September 30,
                                     -------------------    --------------------
                                       2006         2005      2006          2005
--------------------------------------------------------------------------------
Stock options                         3,892        1,866     3,425         2,576
Convertible notes                     6,758        6,758     6,758         6,758
--------------------------------------------------------------------------------
Total                                10,650        8,624    10,183         9,334
================================================================================

(E)   INVENTORIES, NET

      The following table sets forth inventories, net, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

                                                    September 30,   December 31,
                                                             2006           2005
--------------------------------------------------------------------------------
Paper                                                     $ 3,523        $ 3,939
Editorial and other prepublication costs                    6,910          6,529
Merchandise finished goods                                  2,787          2,378
--------------------------------------------------------------------------------
Total inventories, net                                    $13,220        $12,846
================================================================================

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

(G)   CONTINGENCIES

      In the current year, we acquired Club Jenna, Inc., a multi-media adult entertainment business, to complement our existing television, online and DVD businesses. As the pro forma results would not be materially different from actual results, they are not presented. We paid $7.7 million at closing with additional payments of $1.6 million, $1.7 million, $2.3 million and $4.3 million required in 2007, 2008, 2009 and 2010, respectively. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on sales of existing content of the acquired business over a ten-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price. During the nine-month period ended September 30, 2006, no earnout payments were made.

      In 2005, we acquired an affiliate network of websites to complement our existing online business. We paid $8.0 million at closing, $2.0 million in the current quarter, and an additional payment of $2.0 million is required in 2007. Pursuant to the asset purchase agreement, we are also obligated to make future contingent earnout payments over a five-year period based primarily on the financial performance of the acquired business. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price and/or compensation expense. During the nine-month period ended September 30, 2006, an earnout payment of approximately $0.1 million was made and recorded as additional purchase price.

      In 2003, we recorded $8.5 million for the settlement of the Logix litigation, which related to events prior to our 1999 acquisition of Spice. We made payments of $1.0 million, $1.0 million and $6.5 million in 2006, 2005 and 2004, respectively, and have no further obligations under the settlement.

      In 2002, a $4.4 million verdict was entered against us by a state trial court in Texas in a lawsuit with a former publishing licensee. We terminated the license in 1998 due to the licensee's failure to pay royalties and other amounts due us under the license agreement. We vigorously pursued an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $9.4 million, which represents the amount of the judgment, costs and estimated pre- and post-judgment interest, in connection with the appeal. On May 25, 2006, the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of the plaintiffs' claims and remanded the remaining claims for a new trial. On July 14, 2006, the plaintiffs filed a motion for rehearing and en banc reconsideration, which we opposed. On October 12, 2006, the State Appellate Court denied plaintiff's motion. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be obtained. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, no liability has been accrued.

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

      Stock-based compensation expense for the quarter and nine-month period ended September 30, 2006, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma information required under Statement 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Under the fair value recognition provisions of Statement 123(R), we measure stock-based compensation cost at the grant date based on the value of the award and recognize the expense over the vesting period.
Compensation expense for all stock-based payment awards granted prior to and subsequent to January 1, 2006, is recognized using the straight-line attribution method. Stock-based compensation expense is reflected in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in selling and administrative expenses and the proceeds are reflected in our Condensed Consolidated Statements of Cash Flows in proceeds from stock-based compensation.

      We have stock plans for key employees and nonemployee directors, which provide for the grant of nonqualified and incentive stock options and/or shares of restricted stock units, deferred stock and other equity awards in our Class B stock. The Compensation Committee of the Board of Directors, which is composed entirely of independent nonemployee directors, administers all the plans. These plans are designed to further our growth, development and financial success by providing key employees with strong additional incentives to maximize long-term stockholder value. The Compensation Committee believes that this objective can be best achieved through assisting key employees to become owners of our stock, which aligns their interests with our interests. As stockholders, key employees will benefit directly from our growth, development and financial success. These plans also enable us to attract and retain the services of those executives whom we consider essential to our long-range success by providing these executives with a competitive compensation package and an opportunity to become owners of our stock. At September 30, 2006, we had 471,182 shares of our Class B stock available for grant under these plans.

      Stock options, exercisable for shares of our Class B stock, generally vest over a two- to four-year period from the grant date and expire ten years from the grant date.

      Restricted stock unit grants provide for the issuance of our Class B stock if three-year cumulative operating income target thresholds are met. If the operating income minimum threshold is not achieved, the restricted stock units for that grant are forfeited.

      One of our stock plans pertaining to nonemployee directors also allows for the issuance or deferral of our Class B stock as awards and payments for retainer, committee and meeting fees.

      Finally, we also have an Employee Stock Purchase Plan, or ESPP, that provides substantially all regular full- and part-time employees an opportunity to purchase shares of our Class B stock through payroll deductions. The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on that day's closing price less a 15% discount. ESPP expense is reflected in our Condensed Consolidated Statements of Operations and
Comprehensive Income (Loss) in selling and administrative expenses and the proceeds are reflected in our Condensed Consolidated Statements of Cash Flows in proceeds from stock-based compensation. At September 30, 2006, we had 4,454 shares of our Class B stock available for purchase under this plan.

Valuation Information

      Upon adoption of Statement 123(R), we began estimating the value of stock options on the date of grant using the Lattice Binomial model, or Lattice model. Prior to the adoption of Statement 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of pro forma financial information in accordance with Statement 123. The Lattice model requires extensive analysis of actual exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and option cancellations.

      The following table sets forth the assumptions used for the Lattice model in 2006 and the Black-Scholes model in 2005:

                                        Quarters Ended                     Nine Months Ended
                                         September 30,                       September 30,
                                    ----------------------          ------------------------------
                                          2006        2005                  2006              2005
--------------------------------------------------------------------------------------------------
Expected volatility                         37%         46%             37% - 38%               46%
Risk-free interest rate                   4.80%       3.90%         4.32% - 4.80%     3.80% - 4.18%
Expected dividends                          --          --                    --                --
--------------------------------------------------------------------------------------------------

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

      The weighted average expected life for options granted during the quarter and nine-month period ended September 30, 2006, using the Lattice model was 6.0 years and 5.9 years, respectively. The weighted average expected life for options granted during the prior year quarter and nine-month period using the Black-Scholes model was 6.0 years. The weighted average fair value per share for stock options granted during the quarter and nine-month period ended September 30, 2006, was $4.17 and $6.03, respectively, using the Lattice model, and the weighted average fair value per share for stock options granted during the prior year quarter and nine-month period was $6.35 and $5.85, respectively, using the Black-Scholes model.

Stock Option Activity

      The following table sets forth stock option activity for the nine-month period ended September 30, 2006:

                                                   Number of    Weighted Average
                                                      Shares      Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 31, 2005                   3,374,135         $     15.85
Granted                                              805,500               13.64
Exercised                                            (13,666)              10.84
Canceled                                            (366,053)              14.02
------------------------------------------------------------
Outstanding at September 30, 2006                  3,799,916         $     15.57
================================================================================

      At September 30, 2006, the weighted average remaining contractual lives of options outstanding and options exercisable were 5.8 years and 4.6 years, respectively. At September 30, 2006, the number of options exercisable and the weighted average exercise price of options exercisable were 2,711,750 and $16.56, respectively.

      There were no options exercised in the current quarter. For the nine-month period ended September 30, 2006, we had proceeds of $0.1 million from exercises of stock options. The aggregate intrinsic value for options exercised during the nine-month period ended September 30, 2006, was approximately $0.1 million. There were 135,000 options granted in the current quarter, which had an aggregate intrinsic value of $10 thousand. The aggregate intrinsic value of options outstanding at September 30, 2006, was $10 thousand and there was no aggregate intrinsic value of options exercisable at September 30, 2006. The aggregate intrinsic value for options granted during the quarter and nine-month period ended September 30, 2005, was $17 thousand and $1.2 million, respectively. The aggregate intrinsic value for options exercised during the quarter and nine-month period ended September 30, 2005, was $0.1 million and $0.4 million, respectively.

      As a result of adopting  Statement  123(R) on January 1, 2006,  our income
(loss) from continuing operations before income taxes, income (loss) from continuing operations and net income (loss) for the quarter and nine-month period ended September 30, 2006, were $0.8 million and $2.3 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Basic and diluted EPS for the quarter and nine-month period ended September 30, 2006, were $0.02 and $0.07 lower, respectively, than if we had continued to account for stock-based compensation under APB 25.

      The following table sets forth stock-based compensation expense related to stock options and to our ESPP for the current quarter and nine-month period and pro forma amounts for the prior year quarter and nine-month period (in thousands, except per share amounts):

                                                      Quarters Ended                 Nine Months Ended
                                                       September 30,                   September 30,
                                               ---------------------------       ---------------------------
                                                     2006             2005             2006             2005
------------------------------------------------------------------------------------------------------------
Stock options                                  $      803       $      737       $    2,308       $    2,159
ESPP                                                    6                4               20               10
------------------------------------------------------------------------------------------------------------
   Total                                       $      809       $      741       $    2,328       $    2,169
============================================================================================================

Net income (loss)
   As reported                                 $    1,137       $    3,178       $   (1,381)      $   (5,301)
   Fair value of stock-based compensation
     excluded from net income, gross                                  (741)                           (2,169)
                                                                ----------                        ----------
   Pro forma                                                    $    2,437                        $   (7,470)
                                                                ==========                        ==========

Basic and diluted EPS
   As reported                                 $     0.03       $     0.10       $    (0.04)      $    (0.16)
   Pro forma                                                    $     0.07                        $    (0.22)
------------------------------------------------------------------------------------------------------------

      As of September 30, 2006, there was $4.9 million of unrecognized stock-based compensation expense related to non-vested stock options, which will be recognized over a weighted average period of 1.5 years.

Restricted Stock Unit Activity

      At September 30, 2006, we had 453,000 restricted stock units outstanding, none of which were vested, and all of which were performance-based awards contingent upon meeting certain performance goals. There were 45,000 restricted stock units granted in the current quarter.

      The following table sets forth the restricted stock units outstanding at September 30, 2006:

                                                                        Weighted
                                                                         Average
                                                      Number of       Grant-Date
                                                         Shares       Fair Value
--------------------------------------------------------------------------------
Outstanding at December 31, 2005                        319,000       $    13.07
Granted                                                 233,500            13.51
Canceled                                                (99,500)           13.42
---------------------------------------------------------------
Outstanding at September 30, 2006                       453,000       $    13.22
================================================================================

      Stock-based compensation expense related to restricted stock units was $0.3 million and $0.5 million for the quarters ended September 30, 2006 and 2005, respectively, and $0.5 million and $1.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $2.1 million of unrecognized stock-based compensation expense related to non-vested restricted stock units, which may be recognized over a weighted average period of 1.5 years.

Other Equity Awards

      We issued 33,981 shares and 49,716 shares of our Class B stock during the quarter and nine-month period ended September 30, 2006, respectively, related to other equity awards. Stock-based compensation expense related to other equity awards was $0.3 million and $37 thousand for the quarters ended September 30, 2006 and 2005, respectively, and $0.5 million and $0.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Employee Stock Purchase Plan

      Stock-based compensation expense related to our ESPP was $6 thousand and $20 thousand for the quarter and nine-month period ended September 30, 2006, respectively.

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

      Under Statement 123(R), the income tax effects of share-based payments are recognized for financial reporting purposes only if such awards would result in deductions on our income tax returns. The settlement of share-based payments to date that would have resulted in an excess tax benefit would have increased our existing net operating loss, or NOL, carry forward. Under Statement 123(R), no excess tax benefits resulting from the settlement of a share-based payment can result in a tax deduction before realization of the tax benefit; i.e., the recognition of excess tax benefits cannot be recorded until the excess benefit reduces current income taxes payable. Additionally, as a result of our existing NOL carry forward position, no tax benefit relating to share-based payments has been recorded for the quarter and nine-month period ended September 30, 2006.

(I)   BENEFIT PLANS

      We currently maintain a practice of paying a separation allowance under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter. For the quarter and nine-month period ended September 30, 2006, payments made under this policy were $37 thousand and $0.3 million, respectively.

(J)   SEGMENT INFORMATION (1)

      The following table sets forth financial information by reportable segment (in thousands):

                                                                      Quarters Ended            Nine Months Ended
                                                                       September 30,              September 30,
                                                                  ----------------------    -----------------------
                                                                       2006         2005         2006          2005
-------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment                                                     $  50,198    $  47,790    $ 148,920    $  147,180
Publishing                                                           24,585       27,224       71,870        79,758
Licensing                                                             7,514        5,870       24,104        20,268
-------------------------------------------------------------------------------------------------------------------
Total                                                             $  82,297    $  80,884    $ 244,894    $  247,206
===================================================================================================================
Income (loss) before income taxes
Entertainment                                                     $   5,851    $   7,170    $  18,605    $   28,856
Publishing                                                             (891)        (704)      (4,940)       (3,444)
Licensing                                                             4,632        3,284       13,054        10,891
Corporate Administration and Promotion                               (5,758)      (4,401)     (18,701)      (12,751)
Restructuring expenses                                                 (118)          --       (2,024)           --
Gains on disposal                                                        --           --           29            14
Investment income                                                       527          661        1,736         1,443
Interest expense                                                     (1,471)      (1,425)      (4,180)       (5,485)
Amortization of deferred financing fees                                (134)        (135)        (402)         (501)
Minority interest                                                        --         (384)          --        (1,124)
Debt extinguishment expenses                                             --           --           --       (19,280)
Other, net                                                             (165)        (294)        (311)      (1,094)
------------------------------------------------------------------------------------------------------------------
Total                                                             $   2,473    $   3,772    $   2,866    $   (2,475)
===================================================================================================================

                                                                           September 30,               December 31,
                                                                                    2006                       2005
-------------------------------------------------------------------------------------------------------------------
Identifiable assets
Entertainment                                                                  $ 288,884                 $  274,473
Publishing                                                                        37,249                     38,833
Licensing                                                                          9,399                      7,539
Corporate Administration and Promotion                                            98,746                    108,124
-------------------------------------------------------------------------------------------------------------------
Total                                                                          $ 434,278                 $  428,969
===================================================================================================================

(1) Certain amounts reported for the prior periods have been reclassified to conform to the current year's presentation.

(K)   SUBSEQUENT EVENT

      On October 19, 2006, we entered into an agreement with DirecTV, Inc., or DirecTV, to extend our existing relationship for the distribution of our channels to DirecTV subscribers.

      The agreement grants DirecTV the non-exclusive right to transmit our Playboy TV, Spice Xcess and Club Jenna networks in the U.S. to customers of DirecTV for a period ending on November 15, 2008. Prior to this extension, we provided DirecTV with Playboy TV and two additional channels through our existing agreement. We anticipate that transmission of the new networks will commence on November 16, 2006.

      Under the terms of the new agreement, our revenue will reflect the contractual share of revenues received from DirecTV's residential customers who purchase the right to view our networks' programming, subject to DirecTV receiving certain minimum revenue amounts from the networks other than Playboy TV.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes and with our Annual Report on Form 10-K for the year ended December 31, 2005. All period references are to our fiscal periods unless otherwise indicated.

RESULTS OF OPERATIONS (1)

      The following table sets forth our results of operations (in millions, except per share amounts):

                                                                       Quarters Ended            Nine Months Ended
                                                                        September 30,              September 30,
                                                                    ---------------------       ---------------------
                                                                       2006          2005          2006          2005
---------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV                                                      $  20.5       $  25.4       $  63.7       $  75.5
   International                                                       14.3          12.2          41.3          37.5
   Online subscriptions and e-commerce                                 12.6           9.0          37.2          30.8
   Other                                                                2.8           1.2           6.7           3.4
---------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                 50.2          47.8         148.9         147.2
---------------------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                    19.7          22.5          59.1          67.5
   Special editions and other                                           3.2           3.2           7.8           7.4
   International publishing                                             1.7           1.6           5.0           4.9
---------------------------------------------------------------------------------------------------------------------
   Total Publishing                                                    24.6          27.3          71.9          79.8
---------------------------------------------------------------------------------------------------------------------
Licensing
   International licensing                                              5.5           4.3          16.6          13.5
   Domestic licensing                                                   1.3           1.2           3.9           3.7
   Marketing events                                                     0.3           0.1           2.8           2.7
   Other                                                                0.4           0.2           0.8           0.3
---------------------------------------------------------------------------------------------------------------------
   Total Licensing                                                      7.5           5.8          24.1          20.2
---------------------------------------------------------------------------------------------------------------------
Total net revenues                                                  $  82.3       $  80.9       $ 244.9       $ 247.2
=====================================================================================================================

Net income (loss)
Entertainment
   Before programming amortization and online content expenses      $  16.7       $  16.8       $  49.2       $  58.5
   Programming amortization and online content expenses               (10.9)         (9.7)        (30.6)        (29.7)
---------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                  5.8           7.1          18.6          28.8
---------------------------------------------------------------------------------------------------------------------
Publishing                                                             (0.8)         (0.7)         (4.9)         (3.4)
---------------------------------------------------------------------------------------------------------------------
Licensing                                                               4.6           3.3          13.0          10.9
---------------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                 (5.8)         (4.3)        (18.7)        (12.7)
---------------------------------------------------------------------------------------------------------------------
Segment income                                                          3.8           5.4           8.0          23.6
Restructuring expenses                                                 (0.1)           --          (2.0)           --
---------------------------------------------------------------------------------------------------------------------
Operating income                                                        3.7           5.4           6.0          23.6
---------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                    0.6           0.6           1.8           1.4
   Interest expense                                                    (1.5)         (1.4)         (4.2)         (5.5)
   Amortization of deferred financing fees                             (0.1)         (0.1)         (0.4)         (0.5)
   Minority interest                                                     --          (0.4)           --          (1.1)
   Debt extinguishment expenses                                          --            --            --         (19.3)
   Other, net                                                          (0.2)         (0.4)         (0.3)         (1.1)
---------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                             (1.2)         (1.7)         (3.1)        (26.1)
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                       2.5           3.7           2.9          (2.5)
Income tax expense                                                     (1.4)         (0.5)         (4.3)         (2.8)
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $   1.1       $   3.2       $  (1.4)      $  (5.3)
=====================================================================================================================
Basic and diluted earnings (loss) per common share                  $  0.03       $  0.10       $ (0.04)      $ (0.16)
=====================================================================================================================

(1) Certain amounts reported for the prior periods have been reclassified to conform to the current year's presentation.

      Revenues increased $1.4 million, or 2%, and decreased $2.3 million, or 1%, for the quarter and nine-month period, respectively, as higher revenues from our Entertainment and Licensing Groups were offset for the quarter and nine-month period by lower revenues from our Publishing Group.

      Segment income decreased $1.6 million, or 28%, and $15.6 million, or 66%, for the quarter and nine-month period, respectively, due to lower results from our Entertainment and Publishing Groups and higher Corporate Administration and Promotion expenses, partially offset by improved results from our Licensing Group. Stock option expense of $0.8 million and $2.3 million for the quarter and nine-month period, respectively, a result of our implementation of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, at the beginning of 2006, also impacted segment income.

      Operating income of $3.7 million and $6.0 million for the quarter and nine-month period, respectively, included $0.1 million and $2.0 million of restructuring expense for the quarter and nine-month period, respectively, primarily related to a cost reduction plan we implemented during the second quarter of this year.

      Net income of $1.1 million for the quarter was $2.1 million unfavorable compared to the prior year period as a result of the lower operating results previously discussed. The net loss of $1.4 million for the nine-month period improved $3.9 million over the prior year period as the lower operating results previously discussed were more than offset by debt extinguishment expenses of $19.3 million in the prior year period.

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

      Revenues from our domestic TV business decreased $4.9 million, or 19%, and $11.8 million, or 16%, for the quarter and nine-month period, respectively.

      Playboy TV network revenues decreased $1.6 million and $4.3 million for the quarter and nine-month period, respectively, as cable revenues decreased $1.5 million and $3.0 million for the quarter and nine-month period, respectively. The decrease was due to the impact of a consumer shift from pay-per-view, or PPV, to video-on-demand, or VOD, purchasing. Playboy TV may be favorably impacted by the continued rollout of our monthly service with a subscription-VOD component.

      Movie network revenues decreased $3.9 million and $7.7 million for the quarter and nine-month period, respectively. These decreases were due to both lower PPV buying trends as mentioned above and a decrease in the overall carriage of adult linear networks. We continue to expect these trends to negatively impact our movie networks. Revenues from VOD decreased $0.7 million for the nine-month period primarily due to a decrease in buys, as competitive pressure increased within several distribution platforms. We expect VOD performance to improve as we implement new marketing initiatives. Also contributing to the lower movie network revenues was the loss of two channels and the addition of a new competitor on the largest satellite TV provider. We expect the loss of carriage to unfavorably impact movie network revenues and profitability at least through the first quarter of 2007. Movie network revenues for the current quarter were also unfavorably impacted by adjustments to previously estimated revenues.

      The prior year nine-month period was favorably impacted by the discontinuation of a distributor's high-definition subscription service agreement, which resulted in the accelerated recognition of $1.4 million of deferred revenues associated with the agreement.

      Revenues associated with our studio facility increased $0.5 million and $0.9 million for the quarter and nine-month period, respectively, primarily due to the addition of new clients.

      Profit contribution from our domestic TV business decreased $4.3 million for the quarter as a result of the lower revenues previously discussed, partially offset by an adjustment for revenue sharing in the prior year quarter. Profit contribution for the nine-month period decreased $15.0 million as a result of the lower revenues previously discussed combined with increased expenses primarily due to marketing and staffing.

      International revenues increased $2.1 million, or 17%, and $3.8 million, or 10%, for the quarter and nine-month period, respectively. International television revenues increased $1.0 million and $2.9 million for the quarter and nine-month period, respectively, primarily due to increased direct-to-home and cable revenues from our U.K. networks combined with favorable foreign currency exchange rates. Lower revenues from several third-party network licensees impacted the nine-month period. International online and wireless revenues increased $1.1 million and $0.9 million for the quarter and nine-month period, respectively, primarily due to higher royalties from licensees. International profit contribution increased $1.8 million and $2.2 million for the quarter and nine-month period, respectively, principally due to the higher revenues previously discussed combined with lower marketing expenses, partially offset by increased television network distribution expenses, in part related to our additional networks.

      Online subscriptions and e-commerce revenues increased $3.6 million, or 41%, and $6.4 million, or 21%, for the quarter and nine-month period, respectively, primarily due to our acquisition of an affiliate network of websites late in the prior year quarter combined with our acquisition of Club Jenna, Inc., or Club Jenna, a multi-media adult entertainment business, in the current nine-month period. Offsetting the above were costs associated with the acquired businesses and increased investments in technology and marketing initiatives. The prior year nine-month period was favorably impacted by a $1.2 million payment we received as a result of the discontinuation of a marketing alliance.

      Revenues from other businesses increased $1.6 million, or 146%, and $3.3 million, or 98%, for the quarter and nine-month period, respectively, primarily due to worldwide DVD and advertising revenues from the acquired businesses combined with revenues resulting from the current-year launch of Playboy Radio on SIRIUS Satellite Radio. Profit contribution increased $1.0 million and $1.6 million for the quarter and nine-month period, respectively, primarily due to the revenue increases previously discussed, partially offset by costs associated with our acquired businesses.

      The group's administrative expenses increased $0.3 million for the quarter and decreased $2.1 million for the nine-month period. Both periods were impacted by the elimination of our intra-company agreements related to trademark, content and administrative fees that had been paid by Playboy.com, Inc., or Playboy.com, to us as a result of our October 2005 repurchase of the remaining minority interest of Playboy.com. The nine-month period was partially offset by higher staffing-related expenses, in part associated with our acquired businesses.

      Programming amortization and online content expenses increased $1.2 million and $0.9 million for the quarter and nine-month period, respectively, primarily due to new programming costs to support our acquired businesses and Playboy Radio, partially offset by a change in the mix of television programming. We now expect our programming and online content cash investments for the current year to be approximately $43.3 million and our programming amortization and online content expenses to be approximately $41.0 million.

      Segment income for the group decreased $1.3 million, or 18%, and $10.2 million, or 36%, for the quarter and nine-month period, respectively, due to the previously discussed operating results.

PUBLISHING GROUP

      Playboy magazine revenues decreased $2.8 million, or 12%, and $8.4 million, or 12%, for the quarter and nine-month period, respectively. Advertising revenues decreased $1.4 million, or 18%, for the quarter due to an 11% decrease in average net revenue per page coupled with 7% fewer advertising pages. Advertising revenues decreased $4.8 million, or 22%, for the nine-month period due to 19% fewer advertising pages coupled with a 3% decrease in average net revenue per page. Advertising sales for the 2006 fourth quarter magazine issues are closed, and we expect to report approximately 10% higher advertising revenues and a 14% increase in advertising pages compared to the 2005 fourth quarter. Subscription revenues decreased $1.1 million and $3.0 million for the quarter and nine-month period, respectively, primarily due to lower average revenue per copy combined with fewer copies served. For the nine-month period, subscription revenues were favorably impacted by a lower provision for unpaid copies as a result of improved payment experience. Newsstand revenues decreased $0.3 million for the quarter primarily due to 12% fewer copies sold combined with unfavorable variances related to prior issue adjustments. Newsstand revenues decreased $0.6 million for the nine-month period primarily due to 17% fewer copies sold. The decreases in both periods were partially mitigated by the impact of a $1.00 and C$1.00 cover price increase effective with the February 2006 issue.

      Revenues from special editions and other were flat and increased $0.4 million, or 5%, for the quarter and nine-month period, respectively. Special editions revenues for the quarter were flat primarily due to an unfavorable variance related to prior issue adjustments combined with 12% fewer newsstand copies sold, offset by the impact of a $1.00 and C$1.00 cover price increase effective with the November 2005 issues. Special editions revenues increased $0.4 million for the nine-month period, primarily due to the cover price increase previously discussed combined with a favorable variance related to prior issue adjustments, partially offset by 13% fewer newsstand copies sold.

      International publishing revenues were flat for the quarter and nine-month period.

      The group's segment loss was flat and increased $1.5 million, or 43%, for the quarter and nine-month period, respectively, as the lower revenues from Playboy magazine previously discussed were offset for the quarter and nine-month period by lower subscription acquisition amortization, editorial content, manufacturing, advertising sales and marketing expenses.

      Despite negative industry trends, our goal this year is to maintain a loss that is consistent with that of the prior year.

LICENSING GROUP

      Licensing Group revenues increased $1.7 million, or 28%, and $3.9 million, or 19%, for the quarter and nine-month period, respectively, primarily due to higher international royalties, principally from Europe. The group's segment income increased $1.3 million, or 41%, and $2.1 million, or 20%, for the quarter and nine-month period, respectively, due to the revenue increases previously discussed, partially offset by higher growth-related costs.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses increased $1.5 million, or 31%, and $6.0 million, or 47%, for the quarter and nine-month period, respectively, primarily due to the elimination of our intra-company agreements related to trademark, content and administrative fees as a result of the previously discussed Playboy.com minority interest repurchase. The nine-month period also reflected higher promotional spending.

RESTRUCTURING EXPENSES

      In the second quarter of 2006, we implemented a cost reduction plan that will result in lower annual programming and editorial investments as well as other discretionary expenses. As a result of the 2006 restructuring plan, we reported a charge of $2.1 million related to costs associated with a workforce reduction of 15 employees.

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

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2006, we had $21.7 million in cash and cash equivalents compared to $26.1 million in cash and cash equivalents at December 31, 2005. We also had $10.0 million of auction rate securities included in marketable securities and short-term investments at September 30, 2006, compared to $21.0 million at December 31, 2005. The decrease is primarily related to our acquisition of Club Jenna in the current nine-month period. Total financing obligations were $115.0 million at both September 30, 2006 and December 31, 2005.

      At September 30, 2006, cash generated from our operating activities, existing cash and cash equivalents and marketable securities and short-term investments were fulfilling our liquidity requirements. We also have a $50.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both. At September 30, 2006, there were no borrowings and $10.6 million in letters of credit outstanding under this facility, resulting in $39.4 million of available borrowings under this facility.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $5.3 million, a decrease of $16.1 million compared to the prior year period primarily due to the operating results previously discussed.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities decreased $23.1 million compared to the prior year period due to available cash being used to fund acquisitions and operations.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities was $8.0 million for the nine-month period compared to net cash provided by financing activities of $4.8 million in the prior year period. The current and prior year periods reflect payments of acquisition liabilities of $8.3 million and $5.9 million, respectively. The prior year period also reflects the issuance of $115.0 million of 3.00% convertible senior subordinated notes due 2025, or convertible notes, and the use of the proceeds to pay $95.2 million in connection with the purchase and retirement of all of the $80.0 million outstanding principal amount of 11.00% senior secured notes issued by one of our subsidiaries and $5.1 million of related financing fees. Proceeds from the convertible notes offering were also used to purchase 381,971 shares of our Class B stock for $5.0 million.

EFFECT OF EXCHANGE RATE CHANGES ON CASH  AND CASH EQUIVALENTS

      The positive effect of foreign currency exchange rates on cash and cash equivalents during the nine-month period was due to the weakening of the U.S. dollar against foreign currencies, primarily the pound sterling. Conversely, the negative effect of foreign currency exchange rates on cash and cash equivalents during the prior year period was due to the strengthening of the U.S. dollar against foreign currencies, primarily the pound sterling.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In September 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 158, Employers'
Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), or Statement 158. Statement 158 requires an entity to (a) recognize in its statement of financial position an asset or an obligation for a defined benefit postretirement plan's funded status, (b) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. We are required to adopt the recognition and related disclosure provisions of Statement 158 effective at the end of 2006. The measurement date provision of Statement 158 is effective at the end of 2008. We are currently evaluating the impact of adopting Statement 158 on our future results of operations and financial condition.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. We are required to adopt Statement 157 effective at the beginning of 2008. We do not expect the adoption of Statement 157 to have a significant impact on our future results of operations or financial condition.

      In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, or FIN
48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt FIN 48 effective at the beginning of 2007. We are currently evaluating the impact of adopting FIN 48 on our future results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At September 30, 2006, we did not have any floating interest rate exposure. All of our outstanding debt at that date consisted of the 3.00% convertible senior subordinated notes due 2025, or convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes will be influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. At September 30, 2006, the convertible notes had an implied fair value of $102.3 million.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas, against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998, due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of approximately $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and approximately $0.3 million for lost profits, respectively, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we vigorously pursued an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $9.4 million, which represents the amount of the judgment, costs and estimated pre- and post-judgment interest, in connection with the appeal. On May 25, 2006, the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of the plaintiffs' claims and remanded the remaining claims for a new trial. On July 14, 2006, the plaintiffs filed a motion for rehearing and en banc reconsideration, which we opposed. On October 12, 2006, the State Appellate Court denied plaintiff's motion. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be obtained. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, no liability has been accrued.

ITEM 1A. RISK FACTORS

      There have been no material changes to our Risk Factors as contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 6. EXHIBITS

Exhibit Number                          Description
--------------                          -----------

10.1 Fourth Amendment to the Amended and Restated Credit Agreement, effective April 1, 2005, or the Credit Agreement, among PEI Holdings, Inc., as borrower, and Bank of America, N.A., as Agent, and the other lenders from time to time party thereto

       10.1.1 Fourth Amendment, dated as of July 21, 2006, to the Credit Agreement, or the Fourth Amendment

       10.1.2 Reaffirmation of Guaranty, dated as of July 21, 2006, by each of the Guarantors, pursuant to the Fourth Amendment

10.2          Fifth Amendment to the Credit Agreement, or the Fifth Amendment

       10.2.1 Fifth Amendment, dated as of September 28, 2006, to the Credit Agreement

       10.2.2 Reaffirmation of Guaranty, dated as of September 28, 2006, by each of the Guarantors, pursuant to the Fifth Amendment

       10.2.3 Joinder and Amendment No. 1 to Master Corporate Guaranty, dated as of September 28, 2006, by Playboy Enterprises, Inc., Playboy Enterprises International, Inc., Spice Hot Entertainment, Inc. and Spice Platinum Entertainment, Inc., and accepted by Bank of America, N.A., as agent for the Lenders

10.3* Satellite Capacity Lease, dated as of August 21, 2006, by and among Playboy Entertainment Group, Inc., Spice Hot Entertainment, Inc. and Transponder Encryption Services Corporation

10.4 Amended and Restated Playboy Enterprises, Inc. Board of Directors' Deferred Compensation Plan, effective January 1, 2005

10.5          Amended  and   Restated   Playboy   Enterprises,   Inc.   Deferred
              Compensation Plan, effective January 1, 2005

10.6 Fourth Amendment, dated as of August 30, 2006, to the Playboy Enterprises, Inc. Employees Investment Savings Plan (as amended and restated effective January 1, 1997)

10.7 Amendment to the Second Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan, effective August 30, 2006

10.8          Selected Employment and Termination Agreements

       10.8.1 Employment Agreement dated as of September 15, 2006, between Playboy Enterprises, Inc. and Robert Meyers

       10.8.2 Severance Agreement dated as of September 18, 2006, between Playboy Enterprises, Inc. and Robert Meyers

10.9          Chicago Office Lease Documents

       10.9.1     Sixth Amendment to April 7, 1988 Lease effective May 1, 2006

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

                                             PLAYBOY ENTERPRISES, INC.
                                             -------------------------
                                                  (Registrant)


Date: November 8, 2006                       By  /s/ Linda Havard
      ----------------                           ----------------
                                                 Linda G. Havard
                                                 Executive Vice President,
                                                 Finance and Operations,
                                                 and Chief Financial Officer
                                                 (Authorized Officer and
                                                 Principal Financial and
                                                 Accounting Officer)

                                      EXHIBIT INDEX

Exhibit Number                         Description
--------------                         -----------

10.1 Fourth Amendment to the Amended and Restated Credit Agreement, effective April 1, 2005, or the Credit Agreement, among PEI Holdings, Inc., as borrower, and Bank of America, N.A., as Agent, and the other lenders from time to time party thereto

       10.1.1 Fourth Amendment, dated as of July 21, 2006, to the Credit Agreement, or the Fourth Amendment

       10.1.2 Reaffirmation of Guaranty, dated as of July 21, 2006, by each of the Guarantors, pursuant to the Fourth Amendment

10.2          Fifth Amendment to the Credit Agreement, or the Fifth Amendment

       10.2.1 Fifth Amendment, dated as of September 28, 2006, to the Credit Agreement

       10.2.2 Reaffirmation of Guaranty, dated as of September 28, 2006, by each of the Guarantors, pursuant to the Fifth Amendment

       10.2.3 Joinder and Amendment No. 1 to Master Corporate Guaranty, dated as of September 28, 2006, by Playboy Enterprises, Inc., Playboy Enterprises International, Inc., Spice Hot Entertainment, Inc. and Spice Platinum Entertainment, Inc., and accepted by Bank of America, N.A., as agent for the Lenders

10.3* Satellite Capacity Lease, dated as of August 21, 2006, by and among Playboy Entertainment Group, Inc., Spice Hot Entertainment, Inc. and Transponder Encryption Services Corporation

10.4 Amended and Restated Playboy Enterprises, Inc. Board of Directors' Deferred Compensation Plan, effective January 1, 2005

10.5          Amended  and   Restated   Playboy   Enterprises,   Inc.   Deferred
              Compensation Plan, effective January 1, 2005

10.6 Fourth Amendment, dated as of August 30, 2006, to the Playboy Enterprises, Inc. Employees Investment Savings Plan (as amended and restated effective January 1, 1997)

10.7 Amendment to the Second Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan, effective August 30, 2006

10.8          Selected Employment and Termination Agreements

       10.8.1 Employment Agreement dated as of September 15, 2006, between Playboy Enterprises, Inc. and Robert Meyers

       10.8.2 Severance Agreement dated as of September 18, 2006, between Playboy Enterprises, Inc. and Robert Meyers

10.9          Chicago Office Lease Documents

       10.9.1     Sixth Amendment to April 7, 1988 Lease effective May 1, 2006

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