Form 10-K
period 2006-12-31
PLAYBOY ENTERPRISES INC
filed 2007-03-16
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2006

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
Class A Common Stock, par value $0.01 per share   New York Stock Exchange
Class B Common Stock, par value $0.01 per share   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
--------------------------------------------------------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of Class A Common Stock held by nonaffiliates on June 30, 2006 (based upon the closing sale price on the New York Stock Exchange), was $13,395,006. The aggregate market value of Class B Common Stock held by nonaffiliates on June 30, 2006 (based upon the closing sale price on the New York Stock Exchange), was $202,055,760.

At February 28, 2007, there were 4,864,102 shares of Class A Common Stock and 28,365,413 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part II. Item 5 and Part III. Items 10-14 of this report is incorporated herein by reference to the Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2007.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains "forward-looking statements," including statements in Part I. Item 1. "Business," Part I. Item 1A. "Risk Factors" and Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," among other places, as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. We use words such as "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues" and other similar terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

      The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

(1) Foreign, national, state and local government regulations, actions or initiatives, including:

            (a) attempts to limit or otherwise regulate the sale, distribution or transmission of adult-oriented materials, including print, television, video, Internet and wireless materials,

            (b) limitations on the advertisement of tobacco, alcohol and other products which are important sources of advertising revenue for us, or

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

(10) Competition in the television, men's magazine, Internet, new electronic media and product licensing markets;

(11)  Attempts  by  consumers  or  private   advocacy   groups  to  exclude  our
      programming or other products from distribution;

(12) Our television, Internet and wireless businesses' reliance on third parties for technology and distribution, and any changes in that technology and/or unforeseen delays in its implementation which might affect our plans and assumptions;

(13) Risks associated with losing access to transponders or technical failure of transponders or other transmitting or playback equipment that is beyond our control and competition for channel space on linear television platforms or video-on-demand platforms;

(14) Failure to maintain our agreements with multiple system operators, or MSOs, and direct-to-home, or DTH, operators on favorable terms, as well as any decline in our access to, and acceptance by, DTH and/or cable systems and the possible resulting deterioration in the terms, cancellation of fee arrangements or pressure on splits with operators of these systems;

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

(19) Risks associated with certain minimum revenue amounts under certain television distribution agreements;

(20)  Effects  of  the  national   consolidation  of  the  single-copy  magazine
      distribution system;

(21) Effects of the national consolidation of television distribution companies (e.g., cable MSOs, satellite platforms and telecommunications companies); and

(22) Risks associated with the viability of our subscription-, on demand- and e-commerce-based Internet models.

      For a detailed discussion of these and other factors that might affect our performance, see Part I. Item 1A. "Risk Factors" of this Annual Report on Form 10-K.

                            PLAYBOY ENTERPRISES, INC.
                         2006 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
                                                       PART I

Item 1.   Business                                                                                           5
Item 1A.  Risk Factors                                                                                      15
Item 1B.  Unresolved Staff Comments                                                                         22
Item 2.   Properties                                                                                        23
Item 3.   Legal Proceedings                                                                                 24
Item 4.   Submission of Matters to a Vote of Security Holders                                               25

                                                       PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
            Equity Securities                                                                               26
Item 6.   Selected Financial Data                                                                           27
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations             29
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                        42
Item 8.   Financial Statements and Supplementary Data                                                       42
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              69
Item 9A.  Controls and Procedures                                                                           69
Item 9B.  Other Information                                                                                 71

                                                      PART III

Item 10.  Directors, Executive Officers and Corporate Governance                                            72
Item 11.  Executive Compensation                                                                            72
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters    72
Item 13.  Certain Relationships and Related Transactions, and Director Independence                         72
Item 14.  Principal Accounting Fees and Services                                                            72

                                                       PART IV

Item 15.  Exhibits, Financial Statement Schedules                                                           73

                                     PART I

Item 1. Business

      Playboy Enterprises, Inc., together with its subsidiaries and predecessors, is referred to in this Annual Report on Form 10-K by terms such as "we," "us," "our," "Playboy" and the "Company," unless the context requires otherwise. We were organized in 1953 to publish Playboy magazine and are now a brand-driven, international multimedia entertainment company. The Playboy brand is one of the most widely recognized and popular brands in the world. The strength of our brand drives the financial performance of our media and merchandising businesses. Our programming and content are available worldwide on television and online via a network of websites. Playboy magazine is the best-selling monthly men's magazine in the world based on the combined circulation of the U.S. and international editions. Our licensing business leverages the Playboy name, the Rabbit Head Design and our other trademarks globally on a variety of consumer products, retail stores and location-based entertainment.

      Our businesses are classified into the following three reportable segments: Entertainment, Publishing and Licensing. Net revenues, income before income taxes, depreciation and amortization and identifiable assets of each reportable segment are set forth in Note (R), Segment Information, to the Notes to Consolidated Financial Statements.

      Our trademarks, copyrights and domain names are critical to the success and potential growth of all of our businesses. Our trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, the Rabbit Head Design, Playmate and Spice.

ENTERTAINMENT GROUP

      Our Entertainment Group operations include the production and marketing of television programming for our domestic and international TV businesses, web-based entertainment experiences, wireless content distribution, e-commerce, DVD products and satellite radio under the Playboy, Spice and other brand names. In 2006, we acquired Club Jenna, Inc. and related companies, or Club Jenna, a multimedia adult entertainment business. Club Jenna adds a premier brand to our businesses with assets that include successful film production, DVD, online and mobile businesses as well as a library of content.

Programming

      Our Entertainment Group develops, produces, acquires and distributes a wide range of high-quality lifestyle adult television programming for our domestic and international TV networks, pay-per-view, or PPV, subscription pay-per-month, or PPM, video-on-demand, or VOD, subscription video-on-demand, or SVOD, subscription package, or TIER, and worldwide DVD products. Our proprietary productions include magazine-format shows, reality-based and dramatic series, documentaries, live events and celebrity and Playmate programs. Our programming is featured in a variety of formats, enabling us to leverage our programming costs over multiple distribution platforms. We have produced a number of shows that air on the domestic and international Playboy TV networks and are distributed internationally in countries where we do not have networks. Additionally, some of our programming has been released into DVD titles and/or has been licensed to other networks, such as HBO and Showtime. Our original series programming includes Night Calls, Sexy Girls Next Door, Naked Happy Girls, Naughty Amateur Home Videos and Totally Busted. Additionally, we produce shows and series to air on third-party networks, including Girls Next Door on E!.

      We invest in the creation and acquisition of high-quality, adult-oriented programming to support our worldwide entertainment businesses. We invested $38.5 million, $33.1 million and $41.5 million in entertainment programming in 2006, 2005 and 2004, respectively. These amounts, which also include expenditures for licensed programming, resulted in the domestic production of 207, 129 and 212 hours of original programming for Playboy TV in 2006, 2005 and 2004, respectively. At December 31, 2006, our domestic library of primarily exclusive, Playboy-branded original programming totaled approximately 3,000 hours. In addition to investing in our productions, we also acquire high-quality adult movies in various edit standards. A majority of the programming that airs on our Spice Digital Networks is licensed, on an exclusive basis, from third parties. We will continue to both acquire and produce original programming with a heavier emphasis on producing and delivering content for multiple electronic delivery platforms, including both long- and short-form programming. In addition to utilizing some of the programming we produce for our websites and for licensing to wireless providers, we invested $5.0 million, $2.2 million and $2.3 million in content specifically for online and wireless initiatives in 2006, 2005 and 2004, respectively.

      Our programming is delivered to direct-to-home, or DTH, and cable operators through satellite transponders and through outside content processors. We currently have four transponder service agreements related to our domestic networks, the terms of which extend through 2008, 2013, 2013 and 2014. We also have two international transponder service agreements, the terms of which extend through 2009.

      Our state-of-the-art studio in Los Angeles functions as a centralized digital, technical and programming facility for the Entertainment Group. This studio enables us to produce original programming in a high-definition format. We utilize this facility to provide playback, production control and/or origination services for our own television networks. Most of these services are also provided for third parties, generating revenues that offset some of our fixed costs.

Domestic TV

      We currently operate several domestic TV networks, including Playboy TV, Playboy TV en Espanol and the Spice Digital Networks.

      Playboy TV, our flagship network, is principally programmed with a variety of originally produced, unique entertainment content.

      Playboy TV en Espanol, an all-Spanish-language network, is similar to and shares content with the domestic Playboy TV network and includes locally-produced, proprietary Spanish-language and other original Spanish-language content.

      We offer adult-themed movie networks under the Spice Digital Networks banner, which includes Club Jenna. Each of these networks features adult movies under exclusive licenses from leading adult studios, offers a distinct thematic focus and is available in a variety of editing standards.

      Our domestic TV content is primarily distributed through cable, satellite and telephone companies, or Telcos. Our services are offered on a variety of distribution platforms with various purchase and/or subscription options depending on the network or distributor. Our networks are represented across all platforms and purchase options as outlined below.

      The two primary distribution platforms offering our services are terrestrial cable, e.g., Comcast or Time Warner Cable, which includes VOD; and DTH, e.g., DirecTV or EchoStar. In addition, Telcos, e.g., Verizon and AT&T, are beginning to provide cable-style television services through their phone and/or fiber optic lines and are including our products.

      Our TV networks are available either as linear channels or as part of a VOD service. Our linear channels, offered on cable, DTH and Telco platforms, are television networks with regularly-scheduled content distributed through a single network feed to all homes at the same time. VOD, which is currently available only on cable platforms, makes content available to the consumer through a television interface at any time the consumer chooses to view it. This is done by storing a selection of content on a server at the local cable system, which consumers may access by using their remote control devices at any time and for a specified time. Consumers then view the content in a DVD-like manner; i.e., they may pause, fast forward, rewind, stop and resume viewing at a later time.

      Our products are also available on Telco platforms, which are similar to digital cable, except that the signals are distributed through a phone and/or fiber optic lines to the home. As in cable, Playboy TV is generally being made available as a linear service with an SVOD add-on, while our adult content is provided in the VOD format.

      The following table sets forth our domestic and Canadian networks and distribution options:

       Network           Domestic DTH   Domestic Cable   Domestic Telcos  Canadian DTH
----------------------------------------------------------------------------------------
Playboy TV               PPV/PPM       PPV/PPM/VOD/SVOD  PPM/SVOD         PPM
----------------------------------------------------------------------------------------
Playboy TV en Espanol    TIER          PPV/PPM/ TIER     SVOD             PPM
----------------------------------------------------------------------------------------
Spice Digital Networks   PPV           PPV/VOD           VOD              ---
----------------------------------------------------------------------------------------

      In recent years, cable operators have shifted away from analog to digital technology and away from PPV to VOD in order to counteract competition from DTH operators. Digital technology allows for the compression of signals so that several channels may fit into the same bandwidth previously provided by only one analog channel. Furthermore, digital technology allows for the installation of VOD functionality. Our linear networks are delivered almost exclusively on a digital basis.

      Playboy TV has the distinction of being the only adult television network available on all major DTH services in both the United States and Canada.

      We currently distribute VOD and SVOD programming through cable operators. We are in the process of negotiating with the operators that do not currently offer the SVOD service.

      As VOD supplants traditional linear networks, we are seeking to obtain a leading position in this new phase of technology by leveraging the power of our brands, our large library of original programming and our relationships with leading adult studios, while at the same time recognizing that we are operating in a far more fragmented and competitive marketplace with lower barriers to entry.

      Our revenues, except in the case of TIERs, reflect our contractual share of the amounts received by the DTH operators, which are based on both the retail rates set by the DTH operators and on the number of buys and/or subscribers.

      As part of our distributor negotiations, channel space for our networks is determined at each distributor's corporate level; however, in some cases, we negotiate terms at the corporate level with distribution at the affiliate level. Our distributors determine the retail price of our services.

      Our agreements with cable and DTH operators are renewed or renegotiated from time to time in the ordinary course of business. In some cases, following the expiration of an agreement, the respective operator and we agree to continue to operate under the terms of the expired agreement until a new agreement is negotiated. In any event, our agreements with distributors generally may be terminated on short notice without penalty.

International

      We currently own and operate or license Playboy-, Spice- and locally-branded TV networks in the United Kingdom, which are further distributed through DTH and cable television throughout greater Europe. Additionally, we have networks in Korea, Hong Kong, Australia, New Zealand, Turkey and Israel. Also, through joint ventures, we have equity interests in networks in Latin America, Iberia and Japan. These international networks, which are generally available on both a PPV and PPM basis, principally carry U.S.-originated content, which is subtitled or dubbed and complemented by some local content. We also license individual programs from our extensive library to broadcasters internationally.

      We own a 19.0% interest in Playboy TV-Latin America, LLC, or PTVLA, a joint venture with Claxson Interactive Group, Inc., or Claxson, which operates Playboy TV networks in Latin America and Iberia, as well as Venus, a local adult service, in Latin America. In these markets, PTVLA operates multiple networks, distributes Spice Live and licenses content from the Playboy library to other broadcasters in the territory. Under the terms of our PTVLA operating agreement, while Claxson has management control, we have significant management influence. We provide both programming and the use of our trademarks directly to PTVLA in return for 17.5% of the venture's net revenues with a guaranteed annual minimum. The term of the program supply and trademark agreement for PTVLA expires in 2022, unless terminated earlier in accordance with the terms of the agreement. PTVLA provides the feed for Playboy TV en Espanol and we pay PTVLA a 20% distribution fee for that feed based on the network's net revenues in the U.S. We have an option to purchase up to an additional 30.9% of PTVLA at fair market value through December 23, 2022. In addition, we have the option to purchase the remaining 50.1% of PTVLA at fair market value, exercisable at any time during the period beginning December 23, 2012, and ending December 23, 2022, so long as we have previously or concurrently exercised the initial 49.9% buy-up option. We have the option to pay the purchase price for the 49.9% buy-up option in cash, shares of our Class B common stock, or Class B stock, or a combination of both. However, if we exercise both options concurrently, we must use cash to acquire the 80.1% of PTVLA that we do not own.

      We also hold a 19.9% ownership interest in Playboy Channel Japan, which includes Playboy Channel and Channel Ruby, a local adult service.

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

      We believe we can grow our international television business by (a) expanding the distribution reach of existing networks, (b) launching and operating additional networks in existing and new markets and (c) increasing subscription penetration and buy rates with new programming and scheduling tactics as well as targeted marketing activities. In addition, we expect that the continued roll out of digital technology in addressable households in our existing international markets will favorably impact our growth.

      We also distribute our branded content internationally via the Internet and wireless platforms. We have significant traffic from international users on our owned and operated websites, Playboy.com and Playboy.co.uk, that results in customers for our other products and services. Additionally, we license international websites that feature a blend of original, local-edition Playboy magazine and U.S. and U.K. websites content. In addition, we have licensees that distribute our content on the wireless platform in many countries. Demand for wireless content is increasing as technology and consumer adoption continue to grow. Our current offerings include graphical images, video clips, mobile television, ringtones and games. We also create integrated cross-platform mobile marketing and promotions to leverage opportunities across our businesses.

Online Subscriptions and E-commerce

      We operate various subscription-based websites, or clubs, as well as free and e-commerce websites under our Playboy and other brands.

      Our largest club, Playboy Cyber Club, offers access to over 100,000 photos and videos and offers members the ability to see Playmates, an assortment of celebrity content and special "online only" features, including Playboy's franchise of "Cyber Girls" and "Coeds" and an extensive archive of Playboy magazine interviews. The other clubs include three different broadband video-specific membership clubs solely offering high-quality video, two personal Playmate clubs, live video-chat clubs, a thematic pictorial and video club navigable by niche, a club that features pictorials and videos using the Spice brand and a club called Playboy Daily, which is used as a marketing tool and is aimed at consumers who want a Playboy experience at a lower price.

      We offer two online VOD theaters under the Playboy and Spice brands that provide consumers the options to view video content on a pay-per-minute basis, to download entire movies for viewing on their computers and/or to burn movies to DVD.

      We also offer sites branded under the Club Jenna name, including ClubJenna.com, as well as the niche, reality-based sites produced, marketed and promoted via our large affiliate network. In 2006, we also introduced a first-of-its-kind adult SVOD website, Adult.com, which offers users the ability to pay a recurring subscription fee to stream, download or burn any video in the entire library.

      Our Playboy-branded e-commerce website, PlayboyStore.com, combined with our Playboy Catalog, offers customers the ability to purchase Playboy-branded fashions, calendars, DVDs, jewelry, collectibles, back issues of Playboy magazine and special editions as well as select non-Playboy-branded products.
The Playboy Catalog mails several times per year to millions of consumers nationwide and in Canada. The Playboy Catalog targets a predominantly male customer base. In November 2006, we launched a new e-commerce website, ShoptheBunny.com, and the BUNNYshop Catalog to target a primarily female audience and showcase Playboy-branded fashions, clubwear, apparel, sleepwear, lingerie and women's accessories. Also in 2006, we made the strategic decision to license our Spice-branded e-commerce website, SpiceTVStore.com, and the Spice Catalog to a third party.

Other Businesses

      We launched a site-wide redesign of Playboy.com in 2006. The new Playboy.com website offers more original content leveraging Playboy magazine's editorial assets and providing more opportunities to increase online advertising sales. Additionally, the free area of the website is designed with a goal of converting visitors to purchasers by directing them to our pay sites.

      We distribute our proprietary content domestically in DVD format. We also distribute non-Playboy-branded movies and adult DVDs, including titles under our recently acquired Club Jenna brand, and re-package and re-market our catalog of previously released DVD titles. These DVDs are sold in video and music stores, other retail outlets and through our and other catalogs and online sites. Image Entertainment, Inc. is the primary distributor of our Playboy-branded DVD products in the United States and Canada and Vivid Entertainment Group is our distributor for our Club Jenna-branded DVD products. Mammoth Entertainment distributes our titles throughout Europe, Asia and South America.

      In 2006, Playboy Radio, a new 24-hour Playboy-branded radio channel, launched on SIRIUS Satellite Radio. The channel features all-new and exclusive content and leverages our entertainment assets by expanding the Playboy brand on the satellite radio platform. The agreement with SIRIUS Satellite Radio replaced our former agreement with XM Satellite Radio Inc.

      Alta Loma Entertainment functions as a production company. It leverages our assets, including editorial material and the Playboy brand, as well as icons such as the Playmates, the Playboy Mansion and Hugh M. Hefner, our Editor-In-Chief and Chief Creative Officer, to develop and co-produce original programming, such as the top-rated Girls Next Door on E!.

Competition

      Competition among television programming providers is intense for both channel space and viewer spending. Our competition varies in both the type and quality of programming offered, but consists primarily of other premium pay services, such as general-interest premium channels and other adult movie pay services. We compete with the other pay services as we (a) attempt to obtain or renew carriage with DTH operators and individual cable affiliates, (b) negotiate fee arrangements with these operators, (c) negotiate for VOD and SVOD rights and
(d) market our programming to consumers through these operators. Over the past several years, all of the competitive factors described above have adversely impacted us, as has consolidation in the DTH and cable systems industries, which has resulted in fewer, but larger, operators. The availability of, and price pressure from, more explicit content on the Internet and more pay television options, both mainstream and adult, also present a significant competitive challenge. We believe the impact on our movie networks is greater than the impact on Playboy TV due to the strong brand recognition of Playboy, the quality of our original programming and our ability to appeal to a broad range of adult audiences.

      On the adult side, with VOD's lower cost of entry for programmers compared to linear networks and capacity constraints disappearing, the market has become significantly more competitive as we have less shelf space. We encourage distributors to increase the dollars they spend marketing the full range of Playboy PPV, VOD, SVOD and monthly subscription options to consumers with particular emphasis on the value of monthly subscriptions. Our strategy in response to Spice is to maintain VOD shelf space while reducing costs.

      We also face competition in international markets from both the availability and prevalence of explicit adult content on free television, specifically in Europe, as well as competitive pay services. In the U.K., our networks compete with a total of 41 other adult networks, and in Japan, our channels compete with 14 other adult channels. As in the United States, there are often low barriers to entry, which yield increasing competition, especially from companies in Asia and parts of Europe providing local content as opposed to dubbed U.S. programming.

      The Internet is highly competitive, and we continue to compete for visitors, subscribers, shoppers and advertisers. We believe that the primary competitive factors affecting our Internet operations include brand recognition, the quality of our content and products, technology, including the number of broadband homes, pricing, ease of use, sales and marketing efforts and consumer demographics. We have the advantage of leveraging the power of our Playboy and other brands across multiple media platforms.

PUBLISHING GROUP

      Our Publishing Group operations include the publication of Playboy magazine, special editions, and other domestic publishing businesses, including books and calendars, as well as the licensing of international editions of Playboy magazine.

Playboy Magazine

      Founded  by Mr.  Hefner  in  1953,  Playboy  magazine  plays a key role in driving the continued  popularity  and  recognition  of the Playboy brand as the best-selling  monthly  men's  magazine  in  the  world  based  on  the  combined circulation of the U.S. and international editions. Circulation of the U.S. edition is approximately 3.0 million copies monthly, while the combined average circulation of the 22 licensed international editions is approximately 1.1 million copies monthly. According to fall 2006 data published by the independent market research firm of Mediamark Research, Inc., or MRI, approximately one in every eight men in the United States aged 18 to 34 reads the U.S. edition of Playboy magazine.

      Playboy magazine is a general-interest magazine, targeted to men, with a reputation for excellence founded on its high-quality photography, entertainment, humor, cartoons and articles on current issues, interests and trends. Playboy magazine consistently includes in-depth, candid interviews with high-profile political, business, entertainment and sports figures, pictorials of famous women, and content by leading authors, including the following:

          Interviews               Pictorials             Leading Authors
      ------------------        -----------------        -----------------

          Halle Berry            Pamela Anderson           Jimmy Breslin
         Michael Brown           Drew Barrymore             Ethan Coen
        George Clooney           Cindy Crawford          Michael Crichton
          Bill Gates             Carmen Electra            Stephen King
          Al Franken              Daryl Hannah             Norman Mailer
        Tommy Hilfiger            Rachel Hunter            Jay McInerney
      Arianna Huffington         Elle Macpherson           Walter Mosley
        Michael Jordan           Cindy Margolis          Joyce Carol Oates
         Nicole Kidman           Jenny McCarthy             Jane Smiley
        Jack Nicholson           Denise Richards            Scott Turow
         Donald Trump           Anna Nicole Smith           John Updike
          Kanye West              Katarina Witt            Kurt Vonnegut

      Playboy magazine has long been known for publishing the work of top photographers, writers and artists. Playboy magazine also features lifestyle articles on consumer electronics and other products, fashion and automobiles and covers the worlds of sports and entertainment.

      According to the independent audit agency Audit Bureau of Circulations, or ABC, for the six months ended December 31, 2006, Playboy magazine was the 14th highest-ranking U.S. consumer publication, with a circulation rate base (the total subscription and newsstand circulation guaranteed to advertisers) of 3.0 million. Playboy magazine's circulation rate base for the same period was greater than each of Maxim, Stuff, GQ and Esquire.

      Playboy magazine has historically generated approximately two-thirds of its revenues from subscription and newsstand circulation, with the remainder primarily from advertising. Subscription copies represent approximately 92% of total copies sold. Managing Playboy magazine's circulation to be primarily subscription driven provides a relatively stable and desirable circulation base, which we believe is attractive to advertisers. According to MRI, the median age of male Playboy magazine readers is 34, with a median annual household income of approximately $54,000, a demographic that we believe is also attractive to advertisers. We also derive revenues from the rental of Playboy magazine's subscriber list.

      We attract new subscribers to Playboy magazine through our own direct mail advertising campaigns, subscription agent campaigns and the Internet, including Playboy.com. Subscription copies of the magazine are delivered through the United States Postal Service as periodical mail. We attempt to contain these costs through presorting and other methods.

      Playboy magazine is also available as a digital edition. Each month, digital copies are delivered to subscribers via the Internet. Digital copies may also be purchased on a single issue basis.

      Playboy magazine is one of the highest priced magazines in the United States. The basic U.S. newsstand cover price is $5.99 ($6.99 for the December 2006 and January 2007 holiday issues). We generally increase the newsstand cover price by $1.00 when there is a feature of special appeal. We price test from time to time; however, no cover price increases are planned for 2007.

      Playboy magazine targets a wide range of advertisers. The following table sets forth advertising by category, as a percent of total advertising pages, and the total number of advertising pages:

                                        Fiscal Year   Fiscal Year   Fiscal Year
                                              Ended         Ended         Ended
Category                                   12/31/06      12/31/05      12/31/04
--------------------------------------------------------------------------------
Retail/Direct mail                               28%           27%           22%
Beer/Wine/Liquor                                 21            22            23
Tobacco                                          13            10            17
Apparel/Footwear/Accessories                      7             1             4
Home electronics                                  4             6             8
Automotive                                        4             6             7
Personal hygiene/Hair care                        4             6             4
Toiletries/Cosmetics                              4             4             3
Other                                            15            18            12
--------------------------------------------------------------------------------
Total                                           100%          100%          100%
================================================================================
Total advertising pages                         429           479           573
================================================================================

      We continue to focus on securing new advertisers, including expanding advertising in underserved categories. We publish the U.S. edition of Playboy magazine in 15 advertising editions: one upper income zip-coded, eight regional, two state and four metropolitan editions. All contain the same editorial material but provide targeting opportunities for advertisers. We implemented 5%, 8% and 4% cost per thousand increases in advertising rates effective with the January 2007, 2006 and 2005 issues, respectively.

      Playboy magazine subscriptions are serviced by Communications Data Services, Inc., or CDS. Pursuant to a subscription fulfillment agreement, CDS performs a variety of services, including (a) processing orders or transactions, (b) receiving, verifying, balancing and depositing payments from subscribers, (c) printing forms and promotional materials, (d) maintaining master files on all subscribers, (e) issuing bills and renewal notices to subscribers, (f) generating labels, (g) resolving customer service complaints as directed by us and (h) furnishing various reports that enable us to monitor and to account for all aspects of the subscription operations. The term of the subscription fulfillment agreement expires June 30, 2011. Either party may terminate the agreement prior to expiration in the event of material nonperformance by, or insolvency of, the other party. We pay CDS specified fees and charges based on the types and amounts of service performed under the agreement. The fees and charges increase annually based on the consumer price index to a maximum of six percent in one year. CDS's liability to us for a breach of its duties under the agreement is limited to actual damages of up to $140,000 per event of breach, except in cases of willful breach or gross negligence, in which case the limit is $280,000. The agreement provides for indemnification by CDS of our shareholders and us against claims arising from actions or omissions by CDS in compliance with the terms of the agreement or in compliance with our instructions.

      Domestic distribution of Playboy magazine and special editions to newsstands and other retail outlets is accomplished through Time/Warner Retail Sales and Marketing, or TWRSM, our national distributor. The copies are shipped in bulk to wholesalers, who are responsible for local retail distribution. We receive a substantial cash advance from TWRSM 30 days after the date each issue goes on sale. We recognize revenues from newsstand sales based on estimated copy sales at the time each issue goes on sale and adjust for actual sales upon settlement with TWRSM. These revenue adjustments have not been material. Retailers return unsold copies to wholesalers, who count and then shred the returned copies and report the returns by affidavit. The number of copies sold on newsstands varies from month to month, depending in part on consumer interest in the cover, the pictorials and the editorial features. Our current agreement with TWRSM expires December 2008.

      Playboy magazine and special editions are printed at Quad/Graphics, Inc., or Quad, at a single site located in Wisconsin, which ships the products to subscribers and wholesalers. The print runs vary each month based on expected sales and are determined with input from TWRSM. Paper is the principal raw material used in the production of these publications. We use a variety of types of high-quality coated and uncoated papers that are purchased from a number of suppliers around the world.

      Magazine publishing companies face intense competition for readers, advertisers and retail shelf space. Magazines and Internet sites primarily aimed at men are Playboy magazine's principal competitors. Other types of media that carry advertising, particularly cable and broadcast television, also compete with Playboy magazine for advertising revenues. Levels of advertising revenues may be affected by, among other things, competition for and spending by advertisers, general economic activity and governmental regulation of advertising content, such as tobacco products. However, since only approximately one-third of Playboy magazine's revenues and less than 10% of our total revenues are from Playboy magazine advertising, we are not overly dependent on this source of revenue.

Other Domestic Publishing

      Our Publishing Group has also created media extensions, such as special editions and calendars, which are primarily sold in newsstand outlets. We published 25 special editions in each of 2006, 2005 and 2004, and we expect to publish the same number in 2007. The U.S. special editions' newsstand cover price is $8.99. We price test from time to time; however, no price increases are planned for 2007. Other domestic publishing also includes the production of calendars and licensing rights to third parties to publish books for which we receive royalties.

International Publishing

      We license the right to publish 22 international editions of Playboy magazine to local partners in the following countries: Argentina, Brazil, Bulgaria, Croatia, the Czech Republic, France, Germany, Greece, Hungary, Indonesia, Japan, Mexico, the Netherlands, Poland, Romania, Russia, Serbia, Slovakia, Slovenia, Spain, Ukraine and Venezuela.

      Local publishing licensees tailor their international editions by mixing the work of their national writers and artists with editorial and pictorial content from the U.S. edition. We monitor the content of the international editions so that they retain the distinctive style, look and quality of the U.S. edition while meeting the needs of their respective markets. The license agreements vary but, in general, are for terms of three to five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are based on both circulation and advertising revenues. The German and Brazilian editions accounted for approximately one-half of our total revenues from international editions in 2006, 2005 and 2004.

LICENSING GROUP

      Our Licensing Group operations include the licensing of consumer products carrying one or more of our trademarks and/or images, Playboy-branded retail stores, location-based entertainment and certain revenue-generating marketing activities.

      We license the Playboy name, the Rabbit Head Design and other images, trademarks and artwork for the worldwide manufacture, sale and distribution of a multitude of consumer products. We work with our licensees to develop, market and distribute high-quality Playboy-branded merchandise. Our licensed product lines include men's and women's apparel, men's underwear and women's lingerie, accessories, collectibles, cigars, watches, jewelry, fragrances, shoes, luggage, bath and body products, small leather goods, stationery, music, eyewear, barware, home fashions and slot machines. We continually seek to license our brand name and images in new markets and retail categories, including the launch in 2007 of Playboygaming.com, a Playboy-branded online casino and poker site.
The group also licenses art-related products based on our extensive art collection, most of which were originally commissioned as illustrations for Playboy magazine. Occasionally, we sell small portions of our art and memorabilia collection through auction houses such as Christie's and Sotheby's. Playboy-branded merchandise is marketed primarily through retail outlets, including department and specialty stores, as well as through our and other e-commerce websites and catalogs.

      We also license Playboy concept stores, opening six in the last two years, with locations in Bangkok, Hong Kong, Kuala Lumpur, Melbourne and two in Las Vegas. We expect licensees to open four additional stores in 2007, including a relocated store in Tokyo, and our first store in Europe, which will be in London.

      We have recently expanded our licensing activities to include location-based entertainment destinations. Our first venue, located at the Palms Casino Resort in Las Vegas, opened in the fourth quarter of 2006. Our venture partner provided the funding for all of the Playboy elements, which include a 30-foot tall Rabbit Head on the exterior of their new tower, a nightclub, a boutique casino and lounge, a retail store and a sky villa hotel suite. We contributed the Playboy brand and trademarks as well as marketing support.

      While our branded products are unique, the licensing business is intensely competitive and is extremely sensitive to economic conditions, shifts in consumer buying habits, fashion and lifestyle trends and changes in the global retail sales environment.

      Company-wide marketing events, which are operated at approximately break-even, consist of the Playboy Jazz Festival and Playmate Promotions. We have produced the Playboy Jazz Festival on an annual basis in Los Angeles at the Hollywood Bowl since 1979 and continue our sponsorship of related community events. Playmate Promotions represents the Playmates in advertising campaigns, trade shows, endorsements, commercials, motion pictures, television and videos.

SEASONALITY

      Our businesses are generally not seasonal in nature; however, e-commerce revenues are typically impacted by the holiday buying season, and online subscription revenues are impacted by decreased Internet traffic during the summer months.

PROMOTIONAL AND OTHER ACTIVITIES

      We believe that our sales of products and services are enhanced by public recognition of the Playboy brand as symbolic of a lifestyle. In order to establish public recognition, we, among other activities, purchased in 1971 the Playboy Mansion in Los Angeles, California, where Mr. Hefner lives. The Playboy Mansion is used for various corporate activities, and serves as a valuable location for television production, magazine photography and for online, advertising, marketing and sales events. It also enhances our image, as we host many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increases public awareness of us and our products and services. As indicated in Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," or MD&A, and Part III. Item 13. "Certain Relationships and Related Transactions," Mr. Hefner pays us rent for that portion of the Playboy Mansion used exclusively for his and his personal guests' residence as well as for the per-unit value of non-business meals, beverages and other benefits received by him and his personal guests. The Playboy Mansion is included in our Consolidated Balance Sheet at December 31, 2006, at a net book value of $1.6 million, including all improvements and after accumulated depreciation. We incur all operating expenses of the Playboy Mansion, including depreciation and taxes, which were $2.1 million, $3.1 million and $3.0 million for 2006, 2005 and 2004, respectively, net of rent received from Mr. Hefner.

      The Playboy Foundation provides financial support to many not-for-profit organizations and projects throughout the country concerned with issues historically of importance to Playboy magazine and its readers, including anti-censorship efforts, civil rights, AIDS education, prevention and research, reproductive freedom and social justice.

      Our trademarks, copyrights and online domain names are critical to the success and growth potential of all of our businesses. We actively protect and defend them throughout the world and monitor the marketplace for counterfeit products, including by initiating legal proceedings, when warranted, to prevent their unauthorized use.

EMPLOYEES

      We employed 782 and 725 full-time employees at February 28, 2007 and 2006, respectively. No employees are represented by collective bargaining agreements. We believe we maintain a satisfactory relationship with our employees.

AVAILABLE INFORMATION

      We make available free of charge on our website, www.playboyenterprises.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission.

      Also posted on our website are the charters of the Audit Committee and Compensation Committee of our Board of Directors, our Code of Business Conduct and our Corporate Governance Guidelines. Copies of these documents are available free of charge by sending a request to Investor Relations, Playboy Enterprises, Inc., 680 North Lake Shore Drive, Chicago, Illinois 60611.

      As required under Section 302 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Chief Financial Officer are filed as exhibits to the Annual Report on Form 10-K. In addition, we submitted to the New York Stock Exchange, or the Exchange, the required annual certifications of our Chief Executive Officer relating to compliance by us with the Exchange's corporate governance listing standards. Copies of these certifications are available to stockholders free of charge by sending a request to Investor Relations, Playboy Enterprises, Inc., 680 North Lake Shore Drive, Chicago, Illinois 60611.

Item 1A. Risk Factors

      In addition to the other information contained in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business and us.

      We may not be able to protect our intellectual property rights.

      We believe that our trademarks, particularly the Playboy name and Rabbit Head Design, and other proprietary rights are critical to our success, growth potential and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and other proprietary rights. Our actions to establish and protect our trademarks and other proprietary rights, however, may not prevent imitation of our products by others or prevent others from claiming violations of their trademarks and proprietary rights by us. Any infringement or related claims, even if not meritorious, may be costly and time consuming to litigate, may distract management from other tasks of operating the business and may result in the loss of significant financial and managerial resources, which could harm our business, financial condition or operating results. These concerns are particularly relevant with regard to those international markets, such as China, in which it is especially difficult to enforce intellectual property rights.

      Failure to maintain our agreements with multiple system operators, or MSOs, and DTH operators on favorable terms could adversely affect our business, financial condition or results of operations.

      We currently have agreements with all of the largest MSOs in the United States. We also have agreements with the principal DTH operators in the United States and Canada. Our agreements with these operators may be terminated on short notice without penalty. If one or more MSOs or DTH operators terminate or do not renew these agreements, or do not renew them on terms as favorable as those of current agreements, our business, financial condition or results of operations could be materially adversely affected.

      In addition, competition among television programming providers is intense for both channel space and viewer spending. Our competition varies in both the type and quality of programming offered, but consists primarily of other premium pay services, such as general-interest premium channels, and other adult movie pay services. We compete with other pay services as we attempt to obtain or renew carriage with DTH operators and individual cable affiliates, negotiate fee arrangements with these operators, negotiate for VOD and SVOD rights and market our programming through these operators to consumers. The competition with programming providers has intensified as a result of consolidation in the DTH and cable systems industries, which has resulted in fewer, but larger, operators. Competition has also intensified with VOD's lower cost of entry for programmers compared to linear networks and with capacity constraints disappearing. The impact of industry consolidation, any decline in our access to, and acceptance by, DTH and/or cable systems and the possible resulting deterioration in the terms of agreements, cancellation of fee arrangements or pressure on margin splits with operators of these systems could adversely affect our business, financial condition or results of operations.

      Limits on our access to satellite transponders could adversely affect our business, financial condition or results of operations.

      Our cable television and DTH operations require continued access to satellite transponders to transmit programming to cable and DTH operators. Material limitations on our access to these systems or satellite transponder capacity could materially adversely affect our business, financial condition or results of operations. Our access to transponders may be restricted or denied if:

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

      In addition to the above, the access of Playboy TV, the Spice Digital Networks and our other networks to transponders may be restricted or denied if a governmental authority commences an investigation or makes an adverse finding concerning the content of their transmissions. Technical failures may also affect our satellite transponder providers' ability to deliver transmission services.

      We are subject to risks resulting from our operations outside the United States, and we face additional risks and challenges as we continue to expand internationally.

      The international scope of our operations may contribute to volatile financial results and difficulties in managing our business. For the year ended December 31, 2006, we derived approximately 29% of our consolidated revenues from countries outside the United States. Our international operations expose us to numerous challenges and risks, including, but not limited to, the following:

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

      The uninterrupted performance of our computer systems is critical to the operations of our websites. Our computer systems are located at external third-party sites, and, as such, may be vulnerable to fire, loss of power, telecommunications failures and other similar catastrophes. In addition, we may have to restrict access to our websites to solve problems caused by computer viruses or other system failures. Our customers may become dissatisfied by any disruption or failure of our computer systems that interrupts our ability to provide our content. Repeated system failures could substantially reduce the attractiveness of our websites and/or interfere with commercial transactions, negatively affecting our ability to generate revenues. Our websites must accommodate a high volume of traffic and deliver regularly-updated content. Our sites have, on occasion, experienced slow response times and network failures. These types of occurrences in the future could cause users to perceive our websites as not functioning properly and therefore induce them to frequent websites other than ours. We are also subject to risks from failures in computer systems other than our own because our customers depend on their own Internet service providers for access to our sites. Our revenues could be negatively affected by outages or other difficulties customers experience in accessing our websites due to Internet service providers' system disruptions or similar failures unrelated to our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our Internet systems or the systems of our customers' Internet service providers.

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

      If companies perceive Playboy magazine, Playboy.com or any of our other free websites to be limited or ineffective advertising mediums, they may be reluctant to advertise in our products or to be sponsors in us. Our ability to generate significant advertising and sponsorship revenues depends upon several factors, including, among others, the following:

            o our ability to maintain a large, demographically attractive subscriber base for Playboy magazine and Playboy.com and any of our other free websites;

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

      Paper costs are a substantial component of the manufacturing and direct marketing expenses of our publishing business and the direct marketing expenses of our online business. The market for paper has historically been cyclical, resulting in volatility in paper prices. An increase in paper prices could materially adversely affect our operating performance unless and until we can pass any increases through to the consumer.

      The cost of postage also affects the profitability of Playboy magazine and our e-commerce business. An increase in postage rates could materially adversely affect our operating performance unless and until we can pass the increase through to the consumer.

      If we experience a significant decline in our circulation rate base, our results could be adversely affected.

      According to ABC, Playboy magazine was the 14th highest-ranking U.S. consumer publication for the six months ended December 31, 2006. Our circulation is primarily subscription driven, with subscription copies comprising approximately 92% of total copies sold. If we either experience a significant decline in subscriptions because we lose existing subscribers or do not attract new subscribers, our results could be adversely affected.

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

      Our businesses are regulated by governmental authorities in the countries in which we operate. Because of our international operations, we must comply with diverse and evolving regulations. Regulation relates to, among other things, licensing, access to satellite transponders, commercial advertising, subscription rates, foreign investment, Internet gaming, use of confidential customer information and content, including standards of decency/obscenity. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and/or exposing us to significant liabilities. While we are not able to reliably predict particular regulatory developments that could affect us adversely, those regulations related to adult content, the Internet, privacy and commercial advertising illustrate some of the potential difficulties we face.

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

            o Regulation of commercial advertising. We receive a significant portion of our advertising revenues from companies selling alcohol and tobacco products. For the year ended December 31, 2006, beer/wine/liquor and tobacco represented 21% and 13%, respectively, of the total advertising pages in Playboy magazine. Significant limitations on the ability of those companies to advertise in Playboy magazine or on our websites because of either legislative, regulatory or court action could materially adversely affect our business, financial condition or results of operations. In August 1996, the Food & Drug Administration announced regulations that prohibited the publication of tobacco advertisements containing drawings, colors or pictures. While those regulations were later held unconstitutional by the Supreme Court of the United States, future attempts may be made by other federal agencies to impose similar or other types of advertising limitations.

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

      These types of claims have been brought, sometimes successfully, against broadcasters, publishers, online services and other disseminators of media content. We could also be exposed to liability in connection with material available through our websites. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on us. In addition, measures to reduce our exposure to liability in connection with material available through our websites could require us to take steps that would substantially limit the attractiveness of our websites and/or their availability in various geographic areas, which would negatively affect their ability to generate revenues.

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

      We have a significant amount of debt. At December 31, 2006, we had total financing obligations of $115.0 million, all of which consisted of our 3.00% convertible senior subordinated notes due 2025. In addition, we have a $50.0 million revolving credit facility. At December 31, 2006, there were no borrowings and $10.6 million in letters of credit outstanding under this facility, permitting $39.4 million of available borrowings under this facility.

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

      Our ability to make payments of principal and interest on our debt depends upon our future performance, general economic conditions and financial, business and other factors affecting our operations, many of which are beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things:

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

      Ownership of Playboy Enterprises, Inc. is concentrated.

      As of December 31, 2006, Mr. Hefner beneficially owned 69.53% of our Class A common stock. As a result, given that our Class B stock is nonvoting, Mr. Hefner possesses influence on matters including the election of directors as well as transactions involving a potential change of control. Mr. Hefner may support, and cause us to pursue, strategies and directions with which holders of our securities disagree. The concentration of our share ownership may delay or prevent a change in control, impede a merger, consolidation, takeover or other transaction involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Item 1B. Unresolved Staff Comments

      None.

Item 2. Properties

Location                        Primary Use

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

Operations Facilities Leased:

   Los Angeles, California      This space is used by our Entertainment Group as
                                a centralized digital, technical and programming facility. We also utilize parts of this facility to handle similar functions for others.

   Santa Monica, California     This space is used by our Publishing  Group as a
                                photography studio and offices.

   Rocklin, California          This space is used by our Entertainment Group in
                                the production and distribution of content.

   Scottsdale, Arizona          This space is used by our Entertainment Group in
                                the production of content.

Property Owned:

   Los Angeles, California      The   Playboy   Mansion  is  used  for   various
                                corporate activities and serves as a valuable location for television production, magazine photography and for online, advertising and sales events. It also enhances our image as host for many charitable and civic functions.

Item 3. Legal Proceedings

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas, against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998, due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of approximately $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and approximately $0.3 million for lost profits, respectively, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we vigorously pursued an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $9.4 million, which represents the amount of the judgment, costs and estimated pre- and post-judgment interest, in connection with the appeal. On May 25, 2006, the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of the plaintiffs' claims and remanded the remaining claims for a new trial. On July 14, 2006, the plaintiffs filed a motion for rehearing and en banc reconsideration, which we opposed. On October 12, 2006, the State Appellate Court denied plaintiff's motion. On December 27, 2006, we filed a petition for review with the Texas Supreme Court. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be obtained. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, or Statement 5, no liability has been accrued.

      On May 17, 2001, Logix Development Corporation, or Logix, D. Keith Howington and Anne Howington filed suit in state court in Los Angeles County Superior Court in California against Spice Entertainment Companies, Inc., or Spice, Emerald Media, Inc., or EMI, Directrix, Inc., or Directrix, Colorado Satellite Broadcasting, Inc., New Frontier Media, Inc., J. Roger Faherty, or Faherty, Donald McDonald, Jr., and Judy Savar. On February 8, 2002, plaintiffs amended the complaint and added as a defendant Playboy, which acquired Spice in 1999. The complaint alleged 11 contract and tort causes of action arising principally out of a January 18, 1997, agreement between EMI and Logix in which EMI agreed to purchase certain explicit television channels broadcast over C-band satellite. The complaint further sought damages from Spice based on Spice's alleged failure to provide transponder and uplink services to Logix. Playboy and Spice filed a motion to dismiss the plaintiffs' complaint. After pre-trial motions, Playboy was dismissed from the case and a number of causes of action were dismissed against Spice. A trial date for the remaining breach of contract claims against Spice was set for December 10, 2003, and then continued, first to February 11, 2004, and then to March 17, 2004. Spice and the plaintiffs filed cross-motions for summary judgment or, in the alternative, for summary adjudication, on September 5, 2003. Those motions were heard on November 19,
2003,  and were  denied.  In February  2004,  prior to the trial,  Spice and the plaintiffs agreed to a settlement in the amount of $8.5 million, which we recorded as a charge in the fourth quarter of 2003. We paid $1.0 million, $1.0 million and $6.5 million in 2006, 2005 and 2004, respectively. In the fourth quarter of 2004, we received a $5.6 million insurance recovery partially related to the prior year litigation settlement with Logix.

      On April 12, 2004, Faherty filed suit in the United States District Court for the Southern District of New York against Spice, Playboy, Playboy Enterprises International, Inc., or PEII, D. Keith Howington, Anne Howington and Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice with respect to defense costs and liabilities incurred by Faherty in the litigation described in the preceding paragraph, or the Logix litigation. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22.5 million in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. Faherty filed post-trial motions for a judgment notwithstanding the verdict and a new trial, but these motions were both denied on or about September 21, 2004. On October 20, 2004, Faherty filed a notice of appeal from the verdict. As of November 30, 2006, the appeal was fully briefed. In consideration of this appeal, Faherty and Playboy have agreed to seek a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York. In the event Faherty's indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with Statement 5, no liability has been accrued.

      On September 26, 2002, Directrix filed suit in the U.S. Bankruptcy Court in the Southern District of New York against Playboy Entertainment Group, Inc. In the complaint, Directrix alleged that it was injured as a result of the termination of a Master Services Agreement under which Directrix was to perform services relating to the distribution, production and post-production of our cable networks and a sublease agreement under which Directrix would have subleased office, technical and studio space at our Los Angeles production facility. Directrix also alleged that we breached an agreement under which Directrix had the right to transmit and broadcast certain versions of films through C-band satellite, commonly known as the TVRO market, and through Internet distribution. On November 15, 2002, we filed an answer denying Directrix's allegations, along with counterclaims against Directrix relating to the Master Services Agreement and seeking damages. On May 15, 2003, we filed an amended answer and counterclaims. On July 30, 2003, Directrix moved to dismiss one of the amended counterclaims, and on October 20, 2003, the Court denied Directrix's motion. The parties were engaged in discovery. In January 2007, the parties agreed in principle to a settlement and release of the claims between them. Under the settlement, which is subject to the approval of the Bankruptcy Court, we agreed to provide a payment in the amount of $1.8 million, which we recorded as a charge in the fourth quarter of 2006. The settlement will be paid in 2007. The settlement is a compromise of disputed claims and is not an admission of liability. We believe we had good defenses against Directrix's claims, but made the reasonable business decision to settle the litigation to avoid further management distraction and defense costs, which we had estimated would have approximately equaled the amount of the settlement.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Stock price information, as reported in the New York Stock Exchange Composite Listing, is set forth in Note (T), Quarterly Results of Operations (Unaudited), to the Notes to Consolidated Financial Statements. Our securities are traded on the exchange listed on the cover page of this Annual Report on Form 10-K under the ticker symbols PLA A (Class A voting) and PLA (Class B nonvoting). At February 28, 2007, there were 3,330 and 8,419 holders of record of Class A common stock and Class B common stock, or Class B stock, respectively. There were no cash dividends declared during 2006, 2005 or 2004.

      As previously reported in our Current Report on Form 8-K, dated March 9, 2005 and filed March 15, 2005, and our Current Report on Form 8-K, dated March 28, 2005 and filed April 1, 2005 and as more fully described in Note (L), Financing Obligations, to the Notes to Consolidated Financial Statements, in March 2005, we issued and sold in a private placement $115.0 million aggregate principal amount of our 3.00% convertible senior subordinated notes due 2025.

      The following graph sets forth the five-year cumulative total stockholder return on our Class B stock with the cumulative total return of the Russell 2000 Stock Index and with our peer group for the period from December 31, 2001, through December 31, 2006. The graph reflects $100 invested on December 31, 2001, in stock or index, including reinvestment of dividends. Our peer group is comprised of Time Warner Inc., Meredith Corporation, MGM Mirage, Playboy Enterprises, Inc., Primedia, Inc., The Walt Disney Company, World Wrestling Entertainment, Inc. and Viacom Inc.

 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL.]

--------------------------------------------------------------------------------
                               12/01   12/02    12/03    12/04    12/05    12/06
--------------------------------------------------------------------------------

Playboy Enterprises, Inc.     100.00   59.98    95.68    72.76    82.24    67.85
Russell 2000                  100.00   79.52   117.09   138.55   144.86   171.47
Peer Group                    100.00   63.32    80.10    83.58    75.10    94.95

      Other information required under this Item is contained in our Notice of Annual Meeting of Stockholders and Proxy Statement, or collectively, the Proxy Statement (to be filed), relating to the Annual Meeting of Stockholders to be held in May 2007, which will be filed within 120 days after the close of our fiscal year ended December 31, 2006, and is incorporated herein by reference.

Item 6. Selected Financial Data
(in thousands, except per share amounts
and number of employees)

                                                       Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year
                                                             Ended         Ended         Ended         Ended         Ended
                                                          12/31/06      12/31/05      12/31/04      12/31/03      12/31/02
---------------------------------------------------------------------------------------------------------------------------
Selected financial data (1)
Net revenues                                           $   331,142   $   338,153   $   329,376   $   315,844   $   277,622
Interest expense, net                                       (3,164)       (4,769)      (13,108)      (15,946)      (15,022)
Net income (loss)                                            2,285          (735)        9,989        (7,557)      (17,135)
Net income (loss) applicable to common shareholders          2,285          (735)        9,561        (8,450)      (17,135)
Basic and diluted earnings (loss) per common share
   Net income (loss)                                          0.07         (0.02)         0.30         (0.31)        (0.67)
EBITDA: (2)
   Net income (loss)                                         2,285          (735)        9,989        (7,557)      (17,135)
   Adjusted for:
      Interest expense                                       5,611         6,986        13,687        16,309        15,147
      Income tax expense                                     2,496         3,998         3,845         4,967         8,544
      Depreciation and amortization                         42,218        42,540        47,100        49,558        51,619
      Amortization of deferred financing fees                  535           635         1,266         1,407           993
      Stock options and restricted stock awards              1,859           601           682            45         2,748
      Equity in operations of investments                       94           383            71            80          (279)
                                                      ---------------------------------------------------------------------
   EBITDA                                              $    55,098   $    54,408   $    76,640   $    64,809   $    61,637
===========================================================================================================================
At period end
Cash and cash equivalents and marketable securities
   and short-term investments                          $    35,748   $    52,052   $    50,720   $    34,878   $     6,795
Total assets                                               435,783       428,969       416,330       413,809       365,470
Long-term financing obligations                            115,000       115,000        80,000       115,000        68,865
Redeemable preferred stock                                      --            --            --        16,959            --
Total shareholders' equity                             $   163,628   $   157,247   $   162,158   $   100,344   $    81,523
Long-term financing obligations as a percentage of
   total capitalization                                         41%           41%           32%           52%           44%
Number of common shares outstanding
   Class A voting                                            4,864         4,864         4,864         4,864         4,864
   Class B nonvoting                                        28,362        28,261        28,521        22,579        21,181
Number of full-time employees                                  789           709           645           592           581
---------------------------------------------------------------------------------------------------------------------------
Selected operating data
Cash investments in Company-produced and
   licensed entertainment programming                  $    38,475   $    33,075   $    41,457   $    44,727   $    41,717
Cash investments in online content                           5,031         2,242         2,317         2,436         4,434
                                                      ---------------------------------------------------------------------
   Total cash investments in programming and content        43,506        35,317        43,774        47,163        46,151
Amortization of investments in Company-produced
   and licensed entertainment programming                   36,564        37,450        41,695        40,603        40,626
Amortization of investments in online content                5,241         2,626         2,317         2,436         4,434
                                                      ---------------------------------------------------------------------
   Total amortization of programming and content       $    41,805   $    40,076   $    44,012   $    43,039   $    45,060
---------------------------------------------------------------------------------------------------------------------------

      For a more detailed description of our financial position, results of operations and accounting policies, please refer to Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," or MD&A, and Part II. Item 8. "Financial Statements and Supplementary Data."

(1) 2006 included $2.0 million of restructuring expenses. 2005 included $19.3 million of debt extinguishment expense related to the redemption of $80.0 million of 11.00% senior secured notes, or senior secured notes, issued by our subsidiary PEI Holdings, Inc., or Holdings. 2004 included $5.9 million of debt extinguishment expense related to the redemption of $35.0 million of the senior secured notes and a $5.6 million insurance recovery partially related to a litigation settlement recorded in the prior year. 2003 included an $8.5 million charge related to the litigation settlement and $3.3 million of debt extinguishment expense related to prior financing obligations, which were paid upon completion of our debt offering. 2002 included a $5.8 million noncash income tax charge related to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and $6.6 million in restructuring expenses.

(2) EBITDA represents earnings from continuing operations before interest expense, income taxes, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees, stock options and restricted stock awards related to stock-based compensation and equity in operations of investments. We evaluate our operating results based on several factors, including EBITDA. We consider EBITDA an important indicator of the operational strength and performance of our ongoing businesses, including our ability to provide cash flows to pay interest, service debt and fund capital expenditures. EBITDA eliminates the uneven effect across business segments of noncash depreciation of property and equipment and amortization of intangible assets. Because depreciation and amortization are noncash charges, they do not affect our ability to service debt or make capital expenditures. EBITDA also eliminates the impact of how we fund our businesses and the effect of changes in interest rates, which we believe relate to general trends in global capital markets but are not necessarily indicative of our operating performance. Finally, EBITDA is used to determine compliance with some of the terms of our credit facility. EBITDA should not be considered an alternative to any measure of performance or liquidity under generally accepted accounting principles in the United States. Similarly, EBITDA should not be inferred as more meaningful than any of those measures.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      Since our inception in 1953 as the publisher of Playboy magazine, we have become a brand-driven, international multimedia entertainment company. Today, our businesses are classified into three reportable segments: Entertainment, Publishing and Licensing.

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and the accompanying notes.

REVENUES

      We currently generate most of our Entertainment Group revenues from pay-per-view, or PPV, fees for our television programming offerings, including Playboy- and Spice-branded domestic and international television programming. Our television revenues are affected by factors including shelf space, retail price and marketing, which are controlled by the distributors, as well as the revenue splits we negotiate with distributors and the demand for our programming. We believe television revenues will increasingly be generated from video-on-demand, or VOD, and subscription video-on-demand, or SVOD, purchases by consumers. Internationally, we own and operate or license Playboy-, Spice- and locally-branded television networks or blocks of programming and we have equity interests in additional networks through joint ventures. In the Internet space, we also receive licensing fees from Playboy- and other-branded websites and from content delivered via wireless devices to providers outside of the United States. We derive subscription revenues from multiple online clubs, which offer unique content under various brands, including Playboy and Spice. E-commerce revenues include the sale of our branded and third-party consumer products, both online and through direct mail. In addition, we monetize online traffic via advertising in conjunction with our magazine ad sales efforts. Entertainment Group revenues are also generated from the sale of DVDs and from license fees for Playboy Radio on SIRIUS Satellite Radio.

      Publishing Group revenues are primarily circulation driven for Playboy magazine and special editions and include both subscription and newsstand sales. Additionally, the group generates revenues from advertising sales in Playboy magazine as well as from circulation and advertising royalties from our licensed international editions.

      Licensing Group revenues are principally generated from royalties on the wholesale sale of our branded products around the world, as well as from location-based entertainment. We also generate revenues from periodic auction sales of small portions of our art and memorabilia collection and from marketing events such as the annual Playboy Jazz Festival.

COSTS AND OPERATING EXPENSES

      Entertainment Group expenses include television programming amortization, online content, network distribution, hosting, sales and marketing and administrative expenses. Programming amortization and content expenses are expenditures associated with the creation of Playboy programming, the licensing of third-party programming for our adult movie business and the creation of content for our websites and wireless and satellite radio providers.

      Publishing Group expenses include manufacturing, subscription promotion, editorial, shipping and administrative expenses. Manufacturing, which includes the production of the magazine, represents the largest cost for the group.

      Licensing Group expenses include agency fees, promotion, development and administrative expenses.

      Corporate Administration and Promotion expenses include general corporate costs such as technology, legal, security, human resources, finance and investor relations and communications, as well as expenses related to company-wide marketing, promotions and the Playboy Mansion.

RESULTS OF OPERATIONS (1)

      The following table sets forth our results of operations (in millions, except per share amounts):

                                                                 Fiscal Year   Fiscal Year   Fiscal Year
                                                                       Ended         Ended         Ended
                                                                    12/31/06      12/31/05      12/31/04
---------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV                                                   $      82.5   $      98.6   $      96.9
   International                                                        55.7          52.1          45.3
   Online subscriptions and e-commerce                                  52.1          46.9          40.2
   Other                                                                10.7           6.4           6.9
---------------------------------------------------------------------------------------------------------
   Total Entertainment                                                 201.0         204.0         189.3
---------------------------------------------------------------------------------------------------------
Publishing
   Playboy magazine                                                     80.7          89.4         101.5
   Special editions and other                                            9.8          10.5          11.9
   International publishing                                              6.6           6.6           6.4
---------------------------------------------------------------------------------------------------------
   Total Publishing                                                     97.1         106.5         119.8
---------------------------------------------------------------------------------------------------------
Licensing
   International licensing                                              22.8          19.0          12.4
   Domestic licensing                                                    5.4           5.2           4.9
   Marketing events                                                      3.0           3.0           2.8
   Other                                                                 1.8           0.5           0.2
---------------------------------------------------------------------------------------------------------
   Total Licensing                                                      33.0          27.7          20.3
---------------------------------------------------------------------------------------------------------
Total net revenues                                               $     331.1   $     338.2   $     329.4
=========================================================================================================

Net income (loss)
Entertainment
   Before programming amortization and online content expenses   $      65.1   $      81.2   $      77.0
   Programming amortization and online content expenses                (41.8)        (40.1)        (44.0)
---------------------------------------------------------------------------------------------------------
   Total Entertainment                                                  23.3          41.1          33.0
---------------------------------------------------------------------------------------------------------
Publishing                                                              (5.4)         (6.5)          6.2
---------------------------------------------------------------------------------------------------------
Licensing                                                               18.9          16.0          10.6
---------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                 (25.7)        (19.6)        (18.2)
---------------------------------------------------------------------------------------------------------
Segment income                                                          11.1          31.0          31.6
Restructuring expenses                                                  (2.0)         (0.1)         (0.7)
---------------------------------------------------------------------------------------------------------
Operating income                                                         9.1          30.9          30.9
---------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                     2.4           2.2           0.6
   Interest expense                                                     (5.6)         (7.0)        (13.7)
   Amortization of deferred financing fees                              (0.5)         (0.6)         (1.3)
   Minority interest                                                      --          (1.6)         (1.4)
   Debt extinguishment expenses                                           --         (19.3)         (5.9)
   Insurance settlement                                                   --            --           5.6
   Other, net                                                           (0.6)         (1.3)         (1.0)
---------------------------------------------------------------------------------------------------------
Total nonoperating expense                                              (4.3)        (27.6)        (17.1)
---------------------------------------------------------------------------------------------------------
Income before income taxes                                               4.8           3.3          13.8
Income tax expense                                                      (2.5)         (4.0)         (3.8)
---------------------------------------------------------------------------------------------------------
Net income (loss)                                                $       2.3   $      (0.7)  $      10.0
=========================================================================================================

Net income (loss)                                                $       2.3   $      (0.7)  $      10.0
---------------------------------------------------------------------------------------------------------
Dividend requirements of preferred stock                                  --            --          (0.4)
---------------------------------------------------------------------------------------------------------
Income (loss) applicable to common shareholders                  $       2.3   $      (0.7)  $       9.6
=========================================================================================================

Basic and diluted earnings (loss) per common share               $      0.07   $     (0.02)  $      0.30
=========================================================================================================

(1) Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

2006 COMPARED TO 2005

      Our revenues decreased $7.1 million, or 2%, compared to the prior year due to a continued decrease in revenues from our Publishing Group combined with lower revenues from our Entertainment Group, partially offset by higher revenues from our Licensing Group.

      Segment income decreased $19.9 million, or 64%, compared to the prior year due to significantly lower results from our Entertainment Group combined with higher Corporate Administration and Promotion expenses, partially offset by improved results from our Licensing and Publishing Groups.

      Operating income of $9.1 million for the current year included $2.0 million of restructuring expenses primarily related to a cost reduction plan implemented during the year.

      Net income of $2.3 million improved $3.0 million over the prior year as the lower operating results previously discussed were more than offset by debt extinguishment and minority interest expenses of $19.3 million and $1.6 million, respectively, in the prior year and decreases of $1.5 million and $1.4 million in income tax and interest expenses, respectively, in the current year.

Entertainment Group

      The following discussion focuses on the revenue and profit contribution before programming amortization and online content expenses of each of our Entertainment Group businesses.

      Revenues from our domestic TV networks decreased $16.1 million, or 16%, in 2006.

      Playboy TV network revenues decreased $6.0 million in 2006 with cable revenues decreasing $3.0 million and direct-to-home, or DTH, revenues decreasing $1.2 million. These decreases were largely due to the continued impact of a consumer shift from PPV to VOD purchasing.

      Movie business revenues decreased $12.2 million in 2006 primarily due to the decline of PPV as a result of less overall carriage of adult linear networks and less shelf space in VOD compared to linear PPV. We expect these trends to continue to negatively impact our movie networks. The loss of two channels to a competitor on the largest satellite TV provider also contributed to the lower movie revenues. We expect the loss of carriage and the impact of less shelf space to unfavorably impact movie business revenues and profitability through 2007. Additionally, 2007 will also include an increase in expense of approximately $1.3 million related to a change in the estimated useful lives of certain distribution agreements.

      The prior year was favorably impacted by the discontinuation of a distributor's high-definition subscription service agreement, which resulted in the accelerated recognition of $1.4 million of deferred revenues associated with the agreement.

      Revenues from VOD increased $0.9 million in 2006.

      Revenues associated with our studio facility increased $1.2 million in 2006 primarily due to the addition of new third-party networks.

      Profit contribution from our domestic TV networks decreased $22.4 million as a result of the lower revenues previously discussed combined with a $1.8 million legal settlement in the fourth quarter of the current year and increased expenses primarily related to marketing and staffing. See Part I. Item 3. "Legal Proceedings" for additional information.

      International revenues increased $3.6 million, or 7%, in 2006. International television revenues increased $2.7 million in 2006 primarily due to increased DTH and cable revenues from our U.K. television business combined with favorable foreign currency exchange rates, partially offset by lower revenues from several third-party licensees. International online and wireless revenues increased $0.9 million due to higher royalties combined with revenues from our acquisition of Club Jenna, Inc. and related companies, or Club Jenna, a multimedia adult entertainment business, in the current year. International profit contribution was flat as a result of the higher revenues previously discussed, offset mostly by higher international distribution and staffing expenses.

      Online subscriptions and e-commerce revenues increased $5.2 million, or 11%, in 2006. Positive results from our acquisitions of an affiliate network of websites late in the prior year and Club Jenna in the current year were partially offset by the impacts of a termination payment we received in the prior year related to the discontinuation of a marketing alliance and the licensing of our Spice Catalog in the current year. Online subscriptions and e-commerce profit contribution decreased $0.2 million, or 1%, as the revenue increases previously discussed were more than offset by costs associated with the acquired businesses and higher marketing expenses. We expect our online subscription business to continue its year-over-year growth in 2007 as broadband penetration increases and as we continue to expand our product offerings, particularly in video.

      Revenues from other businesses increased $4.3 million, or 69%, in 2006, driven by worldwide DVD sales and advertising revenues from the acquired businesses combined with revenues resulting from the current-year launch of Playboy Radio on SIRIUS Satellite Radio. Profit contribution increased $1.5 million, or 100%, in 2006 due to the revenue increases previously discussed, partially offset by higher costs largely related to the acquired businesses.

      The group's administrative expenses decreased $5.0 million, or 20%, in 2006 due to the elimination of our intra-company agreements related to trademark, content and administrative fees that had been paid by Playboy.com, Inc., or Playboy.com, to us as a result of our October 2005 repurchase of the remaining minority interest of Playboy.com, partially offset by higher staffing-related expenses, in large part associated with the acquired businesses.

      Programming amortization and online content expenses increased $1.7 million, or 4%, in 2006, primarily due to new programming costs to support our acquired businesses and Playboy Radio, partially offset by a change in the mix of television programming.

      Segment income for the group decreased $17.8 million, or 43%, in 2006 compared to 2005 due to the previously discussed operating results.

Publishing Group

      Playboy magazine revenues decreased $8.7 million, or 10%, in 2006. Advertising revenues decreased $4.0 million due to 10% fewer advertising pages coupled with a 4% decrease in average net revenue per page. Advertising sales for the 2007 first quarter magazine issues are closed, and we expect to report approximately 22% higher advertising revenues and a 15% increase in advertising pages compared to the 2006 first quarter. Subscription revenues also decreased $4.0 million primarily due to lower average revenue per copy combined with fewer copies served. Newsstand revenues decreased $0.7 million primarily due to 15% fewer copies sold in the current year. This decrease was partially mitigated by the impact of a $1.00 cover price increase effective with the February 2006 issue.

      Revenues from special editions and other decreased $0.7 million, or 7%, in 2006. Special editions revenues decreased $0.5 million primarily due to 15% fewer newsstand copies sold in the current year, partially offset by the impact of a $1.00 cover price increase effective with the November 2005 issues and by a favorable variance related to prior issues.

      International publishing revenues were flat for the year.

      The group's segment loss improved $1.1 million, or 17%, as lower subscription acquisition amortization, editorial content, manufacturing, advertising sales, marketing and administration expenses were partially offset by the lower revenues previously discussed and by higher operating expenses related to international publishing in the current year.

      We believe that the Publishing Group's 2007 segment profitability will be consistent with the financial performance of the last two years.

Licensing Group

      Licensing Group revenues increased $5.3 million, or 19%, in 2006 primarily due to higher international royalties, principally from Europe, and royalties from our new location-based entertainment venue at the Palms Casino Resort in Las Vegas, which opened in the fourth quarter of the current year. The group's segment income increased $2.9 million, or 19%, due to the increased revenues previously discussed, partially offset by higher growth-related costs. We expect that in 2007 the Licensing Group will report 15-20% increases versus 2006 in revenues and segment income.

Corporate Administration and Promotion

      Corporate Administration and Promotion expenses increased $6.1 million, or 31%, in 2006 primarily due to the elimination of our intra-company agreements related to trademark, content and administrative fees as a result of the
Playboy.com minority interest repurchase previously discussed and higher promotional spending. In 2007, Corporate Administration and Promotion expenses will include an increase of approximately $2.0 million related to expensing certain trademark costs that we previously capitalized.

Restructuring Expenses

      In 2006, we implemented a cost reduction plan that will result in lower overhead costs and annual programming and editorial expenses. As a result of the 2006 restructuring plan, we reported a charge of $2.1 million related to costs associated with a workforce reduction of 15 employees. In addition, we recorded a favorable adjustment of $0.2 million and an unfavorable adjustment of $0.1 million related to the 2002 and 2001 restructuring plans, respectively, as a result of changes in plan assumptions primarily related to excess office space. During the year, we made cash payments of $1.7 million, $0.2 million and $26 thousand related to our 2006, 2002 and 2001 restructuring plans, respectively. Of the total costs related to our restructuring plans, approximately $11.9 million was paid by December 31, 2006, with the remaining $0.7 million to be paid through 2008.

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

Nonoperating Income (Expense)

      Nonoperating expense decreased $23.3 million, or 84%, in 2006. The prior year included $19.3 million of debt extinguishment expense related to a debt refinancing and $1.6 million of minority interest expense related to the previously discussed repurchase of the remaining minority interest in Playboy.com. The current year reflects a decrease in interest expense of $1.4 million, which is also a result of our 2005 debt refinancing.

Income Tax Expense

      Our effective income tax rate differs from the U.S. statutory rate primarily as a result of foreign income and withholding tax, for which no current U.S. income tax benefit is recognized, and the deferred tax treatment of certain indefinite-lived intangibles.

      In 2006, we modified the assumptions related to the useful lives of certain distribution agreements that previously were classified as indefinite-lived. As these distribution agreements are now being amortized, the deferred tax liability related to the distribution agreements that is expected to be realized within the net operating loss, or NOL, carryforward period may be netted against our deferred tax asset. In 2006, we recorded an income tax benefit for $2.6 million of the $3.9 million deferred tax liability related to the distribution agreement modification. In 2005, our effective income tax rate differed from the U.S. statutory rate primarily as a result of the reduction in the valuation allowance corresponding to the utilization of our NOL carryforwards. The benefit of our NOL carryforwards was partially offset by foreign income and withholding tax, for which no current U.S. income tax benefit is recognized, and the deferred tax treatment of certain indefinite-lived intangibles.

2005 COMPARED TO 2004

      Our revenues increased $8.8 million, or 3%, compared to 2004 due to higher revenues from our Entertainment and Licensing Groups, partially offset by expected lower revenues from our Publishing Group.

      Operating income of $30.9 million was flat for 2005, reflecting improved results from our Entertainment and Licensing Groups, offset by significantly lower results from our Publishing Group and higher Corporate Administration and Promotion expenses.

      The net loss of $0.7 million for 2005 included $19.3 million of debt extinguishment expense. A decrease in interest expense related to our first quarter debt refinancing favorably impacted 2005. In 2004, we recorded $5.9 million of debt extinguishment expense and received a $5.6 million insurance recovery partially related to a charge recorded in 2004 for a litigation settlement with Logix Development Corporation, or Logix.

Entertainment Group

      The following discussion focuses on the revenue and profit contribution before programming amortization and online content expenses of each of our Entertainment Group businesses.

      Revenues from our domestic TV networks increased $1.7 million, or 2%, in 2005. DTH revenues increased $2.9 million primarily due to subscriber growth and an increase in average PPV buys. The revenue increases were partially offset by decreased Playboy TV cable PPV buys, as certain cable companies continue migrating consumers from linear channels to VOD. As a result of this transition to VOD, revenues from Playboy TV cable decreased $2.0 million in 2005. Movie business revenues decreased $3.7 million primarily as a result of decreased PPV buys stemming from the transition to VOD. Total VOD revenues increased $2.8 million in 2005 due to the continued roll out of VOD service in additional cable systems as well as to a growing number of consumer buys in existing cable systems. Revenues associated with renting our studio facility and providing various related services to third parties increased $0.8 million in 2005. Domestic TV network revenues were favorably impacted by the discontinuation of a distributor's high-definition subscription service agreement, which resulted in the accelerated recognition of the remaining $1.4 million of deferred revenue associated with the service agreement. In 2004, movie business revenues were impacted by a $1.5 million unfavorable adjustment from an unanticipated retroactive rate reduction related to the earlier acquisition of one large multiple system operator by another. Profit contribution from domestic TV networks decreased $0.2 million for 2005. A $1.3 million adjustment for a contractual obligation related to licensed programming combined with higher overhead costs related to the operation of our production facility more than offset the revenue increases described above.

      International revenues increased $6.8 million, or 15%, in 2005. International television revenues increased $4.7 million in 2005 primarily due to increased revenues from several third-party licensees and new networks in operation for a full year in Australia and Germany. Additionally, the launch of three DTH channels in the U.K. contributed favorably to 2005 revenues. International online and wireless revenues increased $2.1 million, or 67%, due to increased royalties from existing wireless partners and new license agreements. Profit contribution from our international entertainment businesses increased $3.7 million in 2005 due to the higher revenues previously discussed, partially offset by increased marketing and operating costs related to the newly launched channels.

      Online subscriptions and e-commerce revenues increased $6.7 million, or 17%, in 2005. Online subscription revenues increased $4.6 million in 2005 primarily due to the acquisition of an affiliate network of websites late in the year. E-commerce revenues increased $2.1 million in 2005 as a result of a $1.2 million payment we received related to the termination of a marketing alliance combined with increased catalog and business-to-business revenues. Profit contribution was flat for 2005 as the revenue increases discussed above were mostly offset by higher online subscription expenses primarily due to increased technology and marketing initiatives and expenses related to our newly acquired affiliate network of websites. Also offsetting were higher e-commerce expenses primarily due to catalog production, marketing, product and fulfillment expenses.

      Profit contribution from other businesses decreased $0.1 million in 2005. Lower worldwide DVD cost of sales and marketing expenses combined with higher Alta Loma and online advertising revenues were more than offset by lower worldwide DVD revenues and a $1.1 million favorable adjustment recorded in 2004.

      The group's administrative expenses decreased $0.8 million in 2005 primarily due to lower legal costs in 2005 and a contractually obligated severance charge recorded in 2004, partially offset by higher performance-based compensation expense in 2005.

      Programming amortization and online content expenses decreased $3.9 million, or 9%, primarily due to the mix of programming.

      As a result of the above, segment income for the group increased $8.1 million, or 25%, in 2005 compared to 2004.

Publishing Group

      Playboy magazine revenues decreased $12.1 million, or 12%, in 2005. Advertising revenues decreased $6.7 million due to fewer advertising pages and slightly lower net revenue per page. Newsstand revenues in 2005 were $3.6 million lower principally due to fewer copies sold during 2005, partially offset by higher display costs in 2004. Additionally, 2005 included an unfavorable variance of $0.6 million related to prior years' issues. Subscription revenues decreased $1.8 million primarily due to lower average revenue per copy, partially offset by an increase in the number of subscription copies served and lower bad debt expense in 2005. Higher favorable adjustments recorded in 2004 to recognize revenues for paid subscriptions that were not served also contributed to the decrease in 2005.

      Revenues from our other domestic publishing businesses decreased $1.4 million, or 12%. This was primarily due to fewer newsstand copies of special editions sold in 2005 combined with an unfavorable variance related to prior years' issues, partially offset by higher display costs in 2004.

      International publishing revenues increased $0.2 million, or 3%.

      The group's segment profitability decreased $12.7 million in 2005 as a result of the lower revenues discussed above combined with higher paper costs of $1.7 million and higher subscription acquisition expenses of $1.0 million, partially offset by a decrease of $3.2 million in editorial content expenses in 2005.

Licensing Group

      Licensing Group revenues increased $7.4 million, or 37%, in 2005 primarily due to higher royalties from existing and new licensees in Europe and Asia. The group's segment income increased $5.4 million, or 50%, due to the revenue increase, partially offset by higher revenue-related expenses and development costs related to our location-based entertainment business.

Corporate Administration and Promotion

      Corporate Administration and Promotion expenses for 2005 increased $1.4 million, or 8%, largely due to an increase in performance-based compensation and audit expenses, partially offset by the impact of a legal settlement in 2004.

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

Income Tax Expense

      Our effective income tax rate differs from U.S. statutory rates primarily as a result of the increase in the valuation allowance related to the recognition of our NOL carryforwards and the effect of the deferred tax treatment of certain indefinite-lived intangibles.

      In 2005, we increased the valuation allowance, as adjusted, by $2.6 million related to the recognition of our NOLs and the effect of the deferred tax treatment of certain acquired intangibles. In 2004, we decreased the valuation allowance by $9.2 million, of which $4.8 million was due to the reduction in the deferred tax asset related to 2004 net income with the remainder primarily due to the expiration of a portion of our capital loss carryforward and the deferred tax treatment of certain acquired intangibles.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2006, we had $26.7 million in cash and cash equivalents compared to $26.1 million in cash and cash equivalents at December 31, 2005. We also had $3.0 million of auction rate securities, or ARS, included in marketable securities and short-term investments at December 31, 2006, compared to $21.0 million at December 31, 2005. This decrease is primarily related to our acquisition of Club Jenna and capital expenditures in the current year. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, typically every 28 days, there is a new auction process. Total financing obligations were $115.0 million at both December 31, 2006 and December 31, 2005.

      At December 31, 2006, cash generated from our operating activities, existing cash and cash equivalents and marketable securities and short-term investments were fulfilling our liquidity requirements. We also had a $50.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both. At December 31, 2006, there were no borrowings and $10.6 million in letters of credit outstanding under this facility, resulting in $39.4 million of available borrowings under this facility.

      We believe that cash on hand and operating cash flows, together with funds available under our credit facility and potential access to credit and capital markets, will be sufficient to meet our operating expenses, capital expenditures and other contractual obligations as they become due.

DEBT FINANCING

      In March 2005, we issued and sold $115.0 million aggregate principal amount of our 3.00% convertible senior subordinated notes due 2025, or convertible notes, which included $15.0 million due to the initial purchasers' exercise of the over-allotment option. The convertible notes bear interest at a rate of 3.00% per annum on the principal amount of the notes, payable in arrears on March 15 and September 15 of each year, payment of which began on September 15, 2005. In addition, under certain circumstances beginning in 2012, if the trading price of the convertible notes exceeds a specified threshold during a prescribed measurement period prior to any semi-annual interest period, contingent interest will become payable on the convertible notes for that semi-annual interest period at an annual rate of 0.25% per annum.

      The convertible notes are convertible into cash and, if applicable, shares of our Class B common stock, or Class B stock, based on an initial conversion rate, subject to adjustment, of 58.7648 shares per $1,000 principal amount of the convertible notes (which represents an initial conversion price of approximately $17.02 per share) only under the following circumstances: (a) during any fiscal quarter after the fiscal quarter ending March 31, 2005, if the closing sale price of our Class B stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on that trading day; (b) during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of convertible notes over that five consecutive trading day period was equal to or less than 95% of the average conversion value of the convertible notes during that period; (c) upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes; or
(d) if we have called the convertible notes for redemption. Upon conversion of a convertible note, a holder will receive cash in an amount equal to the lesser of the aggregate conversion value of the note being converted and the aggregate principal amount of the note being converted. If the aggregate conversion value of the convertible note being converted is greater than the cash amount received by the holder, the holder will also receive an amount in whole shares of Class B stock equal to the aggregate conversion value less the cash amount received by the holder. A holder will receive cash in lieu of any fractional shares of Class B stock. The maximum conversion rate, subject to adjustment, is 76.3942 shares per $1,000 principal amount of convertible notes.

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

      The convertible notes are unsecured senior subordinated obligations of Playboy Enterprises, Inc. and rank junior to all of the issuer's senior debt, including its guarantee of our subsidiary PEI Holdings, Inc., or Holdings, borrowings under our credit facility; equally with all of the issuer's future senior subordinated debt; and, senior to all of the issuer's future subordinated debt. In addition, the assets of the issuer's subsidiaries are subject to the prior claims of all creditors, including trade creditors, of those subsidiaries.

CREDIT FACILITY

      At December 31, 2006, we had a $50.0 million credit facility, which provides for revolving borrowings of up to $50.0 million and the issuance of up to $30.0 million in letters of credit, subject to a maximum of $50.0 million in combined borrowings and letters of credit outstanding at any time. Borrowings under the credit facility bear interest at a variable rate, equal to a specified Eurodollar, LIBOR or base rate plus a specified borrowing margin based on our Adjusted EBITDA, as defined in the credit agreement. We pay fees on the outstanding amount of letters of credit based on the margin that applies to borrowings that bear interest at a rate based on LIBOR. All amounts outstanding under the credit facility will mature on April 1, 2008. Holdings' obligations as borrower under the credit facility are guaranteed by us and each of our other United States subsidiaries. The obligations of the borrower and nearly all of the guarantors under the credit facility are secured by a first-priority lien on substantially all of the borrower's and the guarantors' assets.

CALIFA ACQUISITION

      The Califa Entertainment Group, Inc., or Califa, acquisition agreement gives us the option of paying $7.0 million of the remaining $11.8 million purchase price consideration in cash or our Class B stock. We intend to make a total of $8.0 million in payments that are due in 2007 in cash. We also have the option of accelerating remaining acquisition payments. See the Contractual Obligations table for the future cash obligations related to our acquisitions. See Note (B), Acquisition, to the Notes to Consolidated Financial Statements for additional information relating to the Califa acquisition.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $9.4 million for 2006, a decrease of $18.4 million compared to the prior year primarily due to the operating and nonoperating results previously discussed.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash provided by investing activities was $1.7 million for 2006. Proceeds from the sales of marketable securities and short-term investments of $17.4 million were used primarily to fund the $7.7 million due at closing for the acquisition of Club Jenna and $7.5 million for capital expenditures, which where primarily technology related. The Club Jenna acquisition requires us to make additional payments of $1.6 million, $1.7 million, $2.3 million and $4.3 million in 2007, 2008, 2009 and 2010, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities was $11.1 million for 2006 primarily due to payments of $11.6 million in connection with acquisition liabilities. The prior year reflects $115.0 million of proceeds from our convertible notes, and the use of the proceeds to pay $95.2 million in connection with the purchase and retirement of all of the $80.0 million outstanding principal amount of 11.00% senior secured notes issued by one of our subsidiaries and $5.1 million of related financing fees. Proceeds from the convertible notes offering were also used to purchase 381,971 shares of our Class B stock for $5.0 million. Additionally, we repurchased the remaining outstanding Playboy.com Series A Preferred Stock that was held by Hugh M. Hefner, our Editor-In-Chief and Chief Creative Officer, and an unrelated third party for $14.1 million in the prior year period.

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS

      The positive effect of foreign currency exchange rates on cash and cash equivalents during 2006 was due to the weakening of the U.S. dollar against foreign currencies, primarily the pound sterling. Conversely, the negative effect of foreign currency exchange rates on cash and cash equivalents during the prior year was due to the strengthening of the U.S. dollar against foreign currencies, primarily the pound sterling.

CONTRACTUAL OBLIGATIONS

      The following table sets forth a summary of our contractual obligations and commercial commitments at December 31, 2006, as further discussed in the Notes to Consolidated Financial Statements (in thousands):

                                             2007       2008       2009       2010       2011  Thereafter      Total
--------------------------------------------------------------------------------------------------------------------
Long-term financing obligations (1)     $   3,450  $   3,450  $   3,450  $   3,450  $   3,450  $  161,575  $ 178,825
Operating leases                           13,699     13,654      9,324      8,997      9,129      67,158    121,961
Purchase obligations:
   Licensed programming
      commitments (2)                       7,452      5,224      4,000      4,667      4,000          --     25,343
Other: (3)
   Acquisition liabilities (1), (4)        11,669      2,700      3,300      5,300        750          --     23,719
   Transponder service agreements       $   6,963  $   6,982  $   4,875  $   3,480  $   3,480  $    7,395  $  33,175
--------------------------------------------------------------------------------------------------------------------

(1)   Includes interest and principal commitments.

(2) Represents our non-cancelable obligations to license programming from other studios. Typically, the licensing of the programming allows us access to specific titles or in some cases the studio's entire library over an extended period of time. We broadcast this programming on our networks throughout the world, as appropriate.

(3) We have obligations of $6.2 million recorded in "Other noncurrent liabilities" at December 31, 2006, under two nonqualified deferred compensation plans, which permit certain employees and all non-employee directors to annually elect to defer a portion of their compensation. These amounts have not been included in the table, as the dates of payment are not known at the balance sheet date.

(4) Includes liabilities related to the acquisitions of Califa, Playboy TV International, LLC, Club Jenna and an affiliate network of websites.

CRITICAL ACCOUNTING POLICIES

      Our financial statements are prepared in conformity with generally accepted accounting principles in the United States, which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We believe that of our significant accounting policies, the following are the more complex and critical areas. For additional information about our accounting policies, see Note (A), Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements.

REVENUE RECOGNITION

Domestic Television

      Our domestic television revenues were $82.5 million and $98.6 million for the years ended December 31, 2006 and 2005, respectively. In order to record our revenues, we estimate the number of PPV buys and monthly subscriptions using a number of factors including, but not exclusively, the average number of buys and subscriptions in the prior three months based on actual payments received and historical data by geographic location. Upon recording the revenue, we also record the related receivable. We have reserves for uncollectible receivables based on our experience and monitor and adjust these reserves on a quarterly basis. At December 31, 2006 and 2005, we had receivables of $13.2 million and $17.2 million, respectively, related to domestic television. We record adjustments to revenue on a monthly basis as we obtain actual payments from the providers. Actual subscriber information and payment are generally received within three months. Historically, our adjustments have not been material. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, only the most recent two to three months would not have been fully adjusted to actual based on payments received.

International Television

      Our international television revenues were $49.5 million and $46.9 million for the years ended December 31, 2006 and 2005, respectively. In order to record our revenues, we estimate the number of PPV and VOD buys and monthly subscriptions using a number of factors including, but not exclusively, the average number of buys and subscriptions in the prior month based on subscription and billing reports provided by platform operators. Upon recording the revenue, we also record the related receivable. We have reserves for uncollectible receivables based on our experience and monitor and adjust these reserves on a monthly basis. At December 31, 2006 and 2005, we had receivables of $8.0 million and $8.5 million, respectively, related to international television. We record adjustments to revenue on a monthly basis as we obtain subscription and billing reports from the platform operators. Actual subscriber information is generally received within one month. Historically, our adjustments have not been material. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, only the most recent month would not have been fully adjusted to actual based on the prior month's reports.

Playboy Magazine

      Our Playboy magazine revenues were $80.7 million and $89.4 million for the years ended December 31, 2006 and 2005, respectively, of which 12.1% and 11.7% were derived from newsstand sales in the respective years. Our print run, which is developed with input from Time/Warner Retail Sales and Marketing, our national distributor, varies each month based on expected sales. Our expected sales are based on analyses of historical demand based on a number of variables, including content, time of year and the cover price. We record our revenues for each month's issue utilizing our expected sales. Our revenues are recorded net of a provision for estimated returns. Substantially all of the magazines to be returned are returned within 90 days of the date that the subsequent issue goes on sale. We adjust our provision for returns based on actual returns of the magazine. Historically, our annual adjustments to Playboy magazine newsstand revenues have not been material and are driven by differences in actual consumer demand as compared to expected sales. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, only the most recent two to three issues would not have been fully adjusted to actual based on actual returns received.

DEFERRED REVENUES

      At December 31, 2006, we had $34.3 million and $4.0 million of deferred revenues related to Playboy magazine subscriptions and online subscriptions, respectively. Sales of Playboy magazine and online subscriptions, less estimated cancellations, are deferred and recognized as revenues proportionately over the subscription periods. Our estimates of cancellations are based on historical experience and current marketplace conditions and are adjusted monthly on the basis of actual results. We have not experienced significant deviations between estimated and actual results.

STOCK-BASED COMPENSATION

      Our stock-based compensation expense related to stock options was $3.1 million for the year ended December 31, 2006. On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment, or Statement 123(R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, under the modified prospective method. We estimate the value of stock options on the date of grant using the Lattice Binomial model, or Lattice model. The Lattice model requires extensive analysis of actual exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and option cancellations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We measure stock-based compensation cost at the grant date based on the value of the award and recognize the expense over the vesting period. Compensation expense, as recognized under Statement 123(R), for all stock-based compensation awards is recognized using the straight-line attribution method.

RELATED PARTY TRANSACTIONS

HUGH M. HEFNER

      We own a 29-room mansion located on five and one-half acres in Los Angeles, California. The Playboy Mansion is used for various corporate activities, and serves as a valuable location for television production, magazine photography and for online, advertising, marketing and sales events. It also enhances our image as host for many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increases public awareness of us and our products and services. Its facilities include a tennis court, swimming pool, gymnasium and other recreational facilities as well as extensive film, video, sound and security systems. The Playboy Mansion also includes accommodations for guests and serves as an office and residence for Mr. Hefner. It has a full-time staff that performs maintenance, serves in various capacities at the functions held at the Playboy Mansion and provides our and Mr. Hefner's guests with meals, beverages and other services.

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

      Mr. Hefner's usage of Playboy Mansion services and benefits is recorded through a system initially developed by the professional services firm of PricewaterhouseCoopers LLP, and now administered by us, with appropriate modifications approved by the audit and compensation committees of the Board of Directors. The lease dated June 1, 1979, as amended, between Mr. Hefner and us renews automatically at December 31st each year and will continue to renew unless either Mr. Hefner or we terminate it. The rent charged to Mr. Hefner during 2006 included the appraised rent and the appraised per-unit value of other benefits, as described above. Within 120 days after the end of our fiscal year, the actual charge for all benefits for that year is finally determined. Mr. Hefner pays or receives credit for any difference between the amount finally determined and the amount he paid over the course of the year. We estimated the sum of the rent and other benefits payable for 2006 to be $0.9 million, and Mr. Hefner paid that amount during 2006. The actual rent and other benefits paid for 2005 and 2004 were $1.1 million and $1.3 million, respectively.

      We purchased the Playboy Mansion in 1971 for $1.1 million and in the intervening years have made substantial capital improvements at a cost of $14.2 million through 2006 (including $2.7 million to bring the Hefner residence accommodations to a standard similar to the Playboy Mansion's common areas). The Playboy Mansion is included in our Consolidated Balance Sheets at December 31, 2006 and 2005, at a net book value of $1.6 million and $1.5 million, respectively, including all improvements and after accumulated depreciation. We incur all operating expenses of the Playboy Mansion, including depreciation and taxes, which were $2.1 million, $3.1 million and $3.0 million for 2006, 2005 and 2004, respectively, net of rent received from Mr. Hefner.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements using both a balance sheet and income statement approach and evaluating whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 became effective with our fiscal year ended December 31, 2006, and did not have an impact on our results of operations or financial condition.

      In September 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 158, Employers'
Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), or Statement 158. Statement 158 requires an entity to (a) recognize in its statement of financial position an asset or an obligation for a defined benefit postretirement plan's funded status, (b) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. We adopted the recognition and related disclosure provisions of Statement 158 effective December 31, 2006. The measurement date provision of Statement 158 is effective at the end of 2008. We do not expect the measurement date provision of adopting Statement 158 to have a significant impact on our future results of operations or financial condition.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. We are required to adopt Statement 157 effective at the beginning of 2008. We are currently evaluating the impact of adopting Statement 157 on our future results of operations or financial condition.

      In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN
48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt FIN 48 effective at the beginning of 2007. We do not expect the adoption of FIN 48 to have a significant impact on our results of operations or financial condition.

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

      We prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the foreign currencies of the countries to which we have exposure, primarily Japan and Germany. Based on our sensitivity analyses at December 31, 2006 and 2005, such a change in foreign currency exchange rates would affect our annual consolidated operating results, financial position and cash flows by approximately $0.5 million in each period.

      At December 31, 2006 and 2005, we did not have any floating interest rate exposure. All of our outstanding debt as of those dates consisted of 3.00% convertible senior subordinated notes due 2025, or convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes will be influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. At December 31, 2006, the convertible notes had an implied fair value of $110.2 million.

Item 8. Financial Statements and Supplementary Data

      The following consolidated financial statements and supplementary data are set forth in this Annual Report on Form 10-K as follows:

                                                                                     Page
                                                                                     ----
Consolidated Statements of Operations - Fiscal Years Ended December 31, 2006,
  2005 and 2004                                                                        43

Consolidated Balance Sheets - December 31, 2006 and 2005                               44

Consolidated Statements of Shareholders' Equity - Fiscal Years Ended
  December 31, 2006, 2005 and 2004                                                     45

Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 2006,
  2005 and 2004                                                                        46

Notes to Consolidated Financial Statements                                             47

Report of Independent Registered Public Accounting Firm                                68

      The supplementary data regarding quarterly results of operations are set forth in Note (T), Quarterly Results of Operations (Unaudited), to the Notes to Consolidated Financial Statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                     Fiscal Year      Fiscal Year       Fiscal Year
                                                                           Ended            Ended             Ended
                                                                        12/31/06         12/31/05          12/31/04
--------------------------------------------------------------------------------------------------------------------
Net revenues                                                         $   331,142      $   338,153       $   329,376
--------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                        (262,242)        (250,319)         (240,835)
   Selling and administrative expenses                                   (57,816)         (56,838)          (56,894)
   Restructuring expenses                                                 (1,998)            (149)             (744)
--------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                (322,056)        (307,306)         (298,473)
--------------------------------------------------------------------------------------------------------------------
Gains on disposal                                                             29               14                 2
--------------------------------------------------------------------------------------------------------------------
Operating income                                                           9,115           30,861            30,905
--------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                       2,447            2,217               579
   Interest expense                                                       (5,611)          (6,986)          (13,687)
   Amortization of deferred financing fees                                  (535)            (635)           (1,266)
   Minority interest                                                          --           (1,557)           (1,436)
   Debt extinguishment expenses                                               --          (19,280)           (5,908)
   Insurance settlement                                                       --               --             5,638
   Other, net                                                               (635)          (1,357)             (991)
--------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                                (4,334)         (27,598)          (17,071)
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                 4,781            3,263            13,834
Income tax expense                                                        (2,496)          (3,998)           (3,845)
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $     2,285      $      (735)      $     9,989
====================================================================================================================

Net income (loss)                                                    $     2,285      $      (735)      $     9,989
Dividend requirements of preferred stock                                      --               --              (428)
--------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common shareholders                  $     2,285      $      (735)      $     9,561
====================================================================================================================

Weighted average number of common shares outstanding
   Basic                                                                  33,171           33,163            31,581
====================================================================================================================
   Diluted                                                                33,276           33,163            31,767
====================================================================================================================

Basic and diluted earnings (loss) per common share                   $      0.07      $     (0.02)      $      0.30
====================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                     Dec. 31,              Dec. 31,
                                                                                         2006                  2005
--------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                          $   26,748            $   26,089
Marketable securities and short-term investments                                        9,000                25,963
Receivables, net of allowance for doubtful accounts of
   $3,688 and $3,883, respectively                                                     47,728                46,296
Receivables from related parties                                                        1,791                 1,928
Inventories                                                                            12,599                12,846
Deferred subscription acquisition costs                                                 9,931                10,452
Other current assets                                                                    9,426                 8,761
--------------------------------------------------------------------------------------------------------------------
    Total current assets                                                              117,223               132,335
--------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                            17,407                13,771
Long-term receivables                                                                   4,665                 2,628
Programming costs, net                                                                 55,183                52,683
Goodwill                                                                              132,974               122,448
Trademarks                                                                             63,794                61,139
Distribution agreements, net of accumulated amortization
   of $3,435 and $2,779, respectively                                                  29,705                30,362
Other noncurrent assets                                                                14,832                13,603
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $  435,783            $  428,969
====================================================================================================================

Liabilities
Acquisition liabilities                                                            $   10,773            $   11,782
Accounts payable                                                                       28,846                25,429
Accrued salaries, wages and employee benefits                                           4,896                10,068
Deferred revenues                                                                      45,050                45,987
Accrued litigation settlement                                                           1,800                 1,000
Other liabilities and accrued expenses                                                 14,124                16,396
--------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                         105,489               110,662
--------------------------------------------------------------------------------------------------------------------
Financing obligations                                                                 115,000               115,000
Acquisition liabilities                                                                 9,692                11,792
Net deferred tax liabilities                                                           18,422                17,555
Other noncurrent liabilities                                                           23,552                16,713
--------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                 272,155               271,722
--------------------------------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting-- 7,500,000 shares authorized; 4,864,102 issued                          49                    49
   Class B nonvoting-- 75,000,000 shares authorized; 28,743,914
     and 28,643,443 issued, respectively                                                  287                   286
Capital in excess of par value                                                        227,775               223,537
Accumulated deficit                                                                   (57,691)              (59,976)
Treasury stock, at cost, 381,971 shares                                                (5,000)               (5,000)
Accumulated other comprehensive loss                                                   (1,792)               (1,649)
--------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                        163,628               157,247
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                         $  435,783            $  428,969
====================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                                              Accum.
                                                       Class A   Class B  Capital in                           Other
                                           Preferred    Common    Common   Excess of      Accum.  Treasury     Comp.
                                               Stock     Stock     Stock   Par Value     Deficit     Stock      Loss(1)     Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003               $  16,959  $     49  $    226  $  152,969  $  (68,802) $     --  $ (1,057)   $ 100,344
  Net income                                      --        --        --          --       9,989        --        --        9,989
  Shares issued or vested
    under stock plans, net                        --        --        --         619          --        --        --          619
  Conversion of Playboy preferred A
    to Playboy class B common                (16,959)       --        15      16,721          --        --        --         (223)
  Preferred stock dividends                       --        --        --          --        (428)       --        --         (428)
  Shares issued in public equity offering         --        --        44      51,815          --        --        --       51,859
  Other comprehensive loss                        --        --        --          --          --        --      (163)        (163)
  Other                                           --        --        --         161          --        --        --          161
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                      --        49       285     222,285     (59,241)       --    (1,220)     162,158
  Net loss                                        --        --        --          --        (735)       --        --         (735)
  Shares issued or vested
    under stock plans, net                        --        --         1       1,219          --        --        --        1,220
  Minimum benefit liability adjustment            --        --        --          --          --        --      (341)        (341)
  Other comprehensive loss                        --        --        --          --          --        --       (88)         (88)
  Treasury stock purchase                         --        --        --          --          --    (5,000)       --       (5,000)
  Other                                           --        --        --          33          --        --        --           33
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                      --        49       286     223,537     (59,976)   (5,000)   (1,649)     157,247
  Net income                                      --        --        --          --       2,285        --        --        2,285
  Shares issued or vested
    under stock plans, net                        --        --         1       4,238          --        --        --        4,239
  Adjustment to initially apply FASB
    Statement 158                                 --        --        --          --          --        --    (1,396)      (1,396)
  Other comprehensive income                      --        --        --          --          --        --     1,253        1,253
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006               $      --  $     49 $     287  $  227,775  $  (57,691) $ (5,000) $ (1,792)   $ 163,628
==================================================================================================================================

(1)   Accumulated other comprehensive loss consisted of the following:

                                                    Fiscal Year   Fiscal Year
                                                          Ended         Ended
                                                       12/31/06      12/31/05
------------------------------------------------------------------------------
Unrealized gain on marketable securities               $    247      $    134
Derivative gain                                             105             7
Minimum benefit liability adjustment                         --          (341)
Adjustment to initially apply FASB
  Statement 158                                          (1,396)           --
Actuarial liability adjustment                             (155)           --
Foreign currency translation loss                          (593)       (1,449)
------------------------------------------------------------------------------
Accumulated other comprehensive loss                   $ (1,792)     $ (1,649)
==============================================================================

Comprehensive income (loss) was as follows:

                                                    Fiscal Year   Fiscal Year   Fiscal Year
                                                          Ended         Ended         Ended
                                                       12/31/06      12/31/05      12/31/04
--------------------------------------------------------------------------------------------
Net income (loss)                                   $     2,285   $      (735)  $     9,989
Unrealized gain (loss) on marketable securities             113           (24)          423
Derivative gain (loss)                                       98            87           (52)
Minimum benefit liability adjustment                         --          (341)           --
Actuarial gain on liability                                 186            --            --
Foreign currency translation gain (loss)                    856          (151)         (534)
--------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                   1,253          (429)         (163)
--------------------------------------------------------------------------------------------
Comprehensive income (loss)                         $     3,538   $    (1,164)  $     9,826
============================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                 Fiscal Year    Fiscal Year   Fiscal Year
                                                                                       Ended          Ended         Ended
                                                                                    12/31/06       12/31/05      12/31/04
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                               $      2,285   $       (735)  $     9,989
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation of property and equipment                                             3,971          3,188         3,169
    Amortization of intangible assets                                                  1,683          1,902         2,236
    Amortization of investments in entertainment programming                          36,564         37,450        41,695
    Stock-based compensation                                                           2,326            155           129
    Amortization of deferred financing fees                                              535            635         1,266
    Minority interest                                                                     --          1,557         1,436
    Debt extinguishment expenses                                                          --         19,280         5,908
    Equity losses in operations of investments                                            94            383           451
    Insurance settlement                                                                  --             --         5,638
    Deferred income taxes                                                                867          2,532         1,146
    Changes in current assets and liabilities:
      Receivables                                                                       (103)        (1,112)        6,926
      Receivables from related parties                                                   137           (647)          (55)
      Inventories                                                                        247           (409)         (420)
      Deferred subscription acquisition costs                                            521          2,652        (1,345)
      Other current assets                                                            (1,460)           299         1,596
      Accounts payable                                                                 3,771          3,084           396
      Accrued salaries, wages and employee benefits                                   (3,796)         2,776        (3,721)
      Deferred revenues                                                                 (937)        (5,434)       (2,542)
      Acquisition liability interest                                                     459            (55)       (2,340)
      Accrued litigation settlements                                                     800         (1,875)       (5,500)
      Other liabilities and accrued expenses                                          (2,145)          (719)       (6,707)
--------------------------------------------------------------------------------------------------------------------------
        Net change in current assets and liabilities                                  (2,506)        (1,440)      (13,712)
--------------------------------------------------------------------------------------------------------------------------
    Investments in entertainment programming                                         (38,475)       (33,075)      (41,457)
    Increase in trademarks                                                            (2,734)        (2,242)       (2,014)
    (Increase) decrease in other noncurrent assets                                       (52)           (69)          428
    Decrease in accrued litigation settlement                                             --             --        (1,000)
    Increase (decrease) in other noncurrent liabilities                                2,690         (1,244)          852
    Other, net                                                                         2,174           (499)          (24)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              9,422         27,778        16,136
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                                                             (7,761)        (8,283)           --
Proceeds from disposal                                                                    --             --           152
Purchases of investments                                                                (574)       (53,446)      (20,000)
Proceeds from sales of investments                                                    18,000         51,511            --
Additions to property and equipment                                                   (7,546)        (5,590)       (2,875)
Other, net                                                                              (427)            --           137
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                                   1,692        (15,808)      (22,586)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from equity offering                                                             --             --        51,859
Proceeds from financing obligations                                                       --        115,000            --
Repayment of financing obligations                                                        --        (80,000)      (35,000)
Payment of debt extinguishment expenses                                                   --        (15,197)       (3,850)
Payment of acquisition liabilities                                                   (11,628)        (8,804)      (11,271)
Purchase of treasury stock                                                                --         (5,000)           --
Payment of deferred financing fees                                                        --         (5,077)           --
Payment of preferred stock dividends                                                      --             --          (651)
Repurchase of minority interest in a controlled subsidiary                                --        (14,074)           --
Proceeds from stock-based compensation                                                   494          1,066           490
Other, net                                                                                --            (39)          (18)
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                 (11,134)       (12,125)        1,559
--------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                             679           (424)          227
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     659           (579)       (4,664)
Cash and cash equivalents at beginning of year                                        26,089         26,668        31,332
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                        $     26,748   $     26,089   $    26,668
==========================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization: Playboy Enterprises, Inc., together with its subsidiaries through which we conduct business, is a brand-driven, international multimedia entertainment company with operations in the following business segments:
Entertainment, Publishing and Licensing.

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

      New Accounting Pronouncements: In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements using both a balance sheet and income statement approach and evaluating whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 became effective with our fiscal year ended December 31, 2006, and did not have an impact on our results of operations or financial condition.

      In September 2006, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 158, Employers'
Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), or Statement 158. Statement 158 requires an entity to (a) recognize in its statement of financial position an asset or an obligation for a defined benefit postretirement plan's funded status, (b) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. We adopted the recognition and related disclosure provisions of Statement 158 effective December 31, 2006. The measurement date provision of Statement 158 is effective at the end of 2008. We do not expect the measurement date provision of adopting Statement 158 to have a significant impact on our future results of operations or financial condition.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. We are required to adopt Statement 157 effective at the beginning of 2008. We are currently evaluating the impact of adopting Statement 157 on our future results of operations or financial condition.

      In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN
48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are required to adopt FIN 48 effective at the beginning of 2007. We do not expect the adoption of FIN 48 to have a significant impact on our results of operations or financial condition.

      Revenue Recognition: Domestic and international TV direct-to-home, or DTH, and cable revenues are recognized based on estimates of pay-per-view, or PPV, buys and monthly subscriber counts reported each month by the system operators and adjusted to actual. The net adjustments to actual have not been material. International TV third-party revenues are recognized upon identification of programming scheduled for networks, delivery of programming to customers and/or upon the commencement of the license term. Revenues from the sale of Playboy magazine and online subscriptions are recognized over the terms of the subscriptions. Revenues from newsstand sales of Playboy magazine and special editions (net of estimated returns) and revenues from the sale of Playboy magazine advertisements are recorded when each issue goes on sale. Revenues from e-commerce, except for those from licensed operations, are recognized when the items are shipped, which is when title passes. Royalties from licensing our trademarks in our international publishing, product licensing and location-based entertainment businesses are generally recognized on a straight-line basis over the terms of the related agreements.

      Stock-Based Compensation: On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or Statement 123, under the modified prospective method. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Statement 123(R) requires that all stock-based compensation to employees, including grants of employee stock options, be recognized in the income statement based on its fair value. Under the modified prospective method, results for prior periods have not been restated.

      Stock-based compensation expense is based on awards ultimately expected to vest, reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma information required under Statement 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Under the fair value recognition provisions of Statement 123(R), we measure stock-based compensation cost at the grant date based on the value of the award and recognize the expense over the vesting period. Compensation expense, as recognized under Statement 123(R), for all stock-based compensation awards is recognized using the straight-line attribution method. Stock-based compensation expense is reflected in our Consolidated Statements of Operations in "Selling and administrative expenses" and the proceeds are reflected in our Consolidated Statements of Cash Flows in "Proceeds from stock-based compensation." See Note
(O), Stock-Based Compensation.

      Cash Equivalents: Cash equivalents are temporary cash investments with an original maturity of three months or less at the date of purchase and are stated at cost, which approximates fair value.

      Marketable Securities: Marketable securities are classified as available-for-sale securities, stated at fair value and accounted for under the specific identification method. Net unrealized holding gains and losses are included in "Accumulated other comprehensive loss."

      Accounts Receivable and Allowance for Doubtful Accounts: Trade receivables are reported at their outstanding unpaid balances less an allowance for doubtful accounts. The allowance for doubtful accounts is increased by charges to income and decreased by chargeoffs (net of recoveries) or by reversals to income. We perform periodic evaluations of the adequacy of the allowance based on our past loss experience and adverse situations that may affect a customer's ability to pay.

      Inventories: Inventories are stated at the lower of cost (specific cost and average cost) or fair value.

      Property and Equipment: Property and equipment are stated at cost. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and are immediately expensed for preliminary project activities or post-implementation activities. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. The useful life for building improvements is ten years; furniture and equipment ranges from one to ten years; and software ranges from one to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the terms of the related leases. Repair and maintenance costs are expensed as incurred and major betterments are capitalized. Sales and retirements of property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts, after which any related gains or losses are recognized.

      Advertising Costs: We expense advertising costs as incurred, except for direct response advertising. Direct response advertising consists primarily of costs associated with the promotion of Playboy magazine subscriptions, principally the production of direct mail solicitation materials and postage, and the distribution of direct- and e-commerce catalog mailings. In accordance with AICPA Statement of Position 93-7, Reporting on Advertising Costs, these capitalized direct response advertising costs are amortized over the period during which the future benefits are expected to be received, generally six to 12 months.

      Programming Amortization and Online Content Costs: Original programming and film acquisition costs are primarily assigned to the domestic and international networks and are capitalized and amortized utilizing the straight-line method, generally over three years. Online content expenditures are generally expensed as incurred. We believe that these methods provide a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films, programs and online content are expected to be realized. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis and are classified on the Consolidated Balance Sheets as noncurrent assets. See Note (K), Programming Costs, Net.

      Intangible Assets: In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill and trademarks with indefinite lives, but subject them to annual impairment tests. Noncompete agreements are being amortized using the straight-line method over the lives of the agreements, either five or ten years. Distribution agreements are being amortized using the straight-line method over the lives of the agreements, ranging from three months to 27 and one-half years. Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. In the fourth quarter of 2006, we began expensing certain costs associated with the defense of such trademarks. As a result, we expensed $0.5 million for 2006. A program supply agreement is amortized using the straight-line method over the ten-year life of the agreement. Copyright costs are being amortized using the straight-line method over 15 years. Other intangible assets continue to be amortized over their useful lives. The noncompete agreements, program supply agreement and copyright costs are all included in "Other noncurrent assets."

      In 2002, we completed the required transitional impairment tests for goodwill and indefinite-lived intangible assets, which did not result in an impairment charge. Deferred tax liabilities related to these assets with indefinite lives will be realized only if there is a disposition or an impairment of the value of these intangible assets. We currently have net operating losses, or NOLs, available to offset deferred tax liabilities realized within the NOL carryforward period. However, we cannot be certain that NOLs will be available when the deferred tax liabilities related to these intangible assets are realized. Therefore, in 2002, we recorded a noncash income tax provision of $7.1 million for these deferred tax liabilities, which included $5.8 million related to the cumulative effect of changing the accounting for amortization from prior years.

      In the fourth quarter of 2006, we modified the assumptions related to the useful lives of certain distribution agreements that previously were classified as indefinite-lived. As these distribution agreements are now being amortized, the deferred tax liability related to the distribution agreements that is expected to be realized within the NOL carryforward period may be netted against our deferred tax asset. In 2006, we recorded an income tax benefit for $2.6 million of the $3.9 million deferred tax liability related to the modification to the lives of these distribution agreements. The additional amortization in 2006 related to this change in estimate was $0.3 million.

      In 2004, we sold our Sarah Coventry trademarks and service marks for their approximate book value, pursuant to an agreement that was amended in 2006, under which we will continue to receive payments through December 31, 2011. Such trademarks and service marks revert back to us in the event of a default by the buyer.

      As a result of the restructuring of the ownership of Playboy TV International, LLC, or PTVI, in 2002, we acquired distribution agreements of $3.4 million with a weighted average life of approximately four years and a program supply agreement of $3.2 million with a life of ten years. The weighted average life of the aggregate of the definite-lived intangible assets acquired was approximately seven years. We also acquired distribution agreements of $9.0 million, which were previously determined to be indefinite-lived. In 2006, we modified the lives to 27 and one-half years, which did not materially impact our results of operations.

      The following table sets forth our amortizable intangible assets (in thousands):

                               December 31, 2006                    December 31, 2005
                      ----------------------------------   ----------------------------------
                         Gross                       Net      Gross                       Net
                      Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                        Amount   Amortization     Amount     Amount   Amortization     Amount
---------------------------------------------------------------------------------------------
Noncompete
  agreements          $ 14,000   $     13,415   $    585   $ 14,000   $     13,185   $    815
Distribution
  agreements            33,140          3,435     29,705      3,151          2,779        372
Program supply
  agreement              3,226          1,290      1,936      3,226            968      2,258
Trademark license
  agreements             2,880            262      2,618         --             --         --
Copyrights               1,983          1,143        840      2,047          1,011      1,036
Other                      420            348         72        267            267         --
---------------------------------------------------------------------------------------------
Total amortizable
  intangible assets   $ 55,649   $     19,893   $ 35,756   $ 22,691   $     18,210   $  4,481
=============================================================================================

      At December 31, 2006 and 2005, our indefinite-lived intangible assets not subject to amortization included goodwill of $133.0 million and $122.4 million, respectively, and trademarks of $63.8 million and $61.1 million, respectively.

      At December 31, 2006 and 2005, goodwill by reportable segment, reflected entirely in the Entertainment Group, was $133.0 million and $122.4 million, respectively. For the years ended December 31, 2006 and 2005, the aggregate amount of goodwill acquired was $10.6 million and $10.5 million, respectively.

      The aggregate amortization expense for intangible assets with definite lives for 2006, 2005 and 2004 was $1.7 million, $1.9 million and $2.2 million, respectively. The aggregate amortization expense for intangible assets with definite lives is expected to total approximately $2.4 million, $2.3 million, $2.3 million, $2.3 million and $2.2 million for 2007, 2008, 2009, 2010 and 2011, respectively.

      We conduct our annual impairment testing of goodwill and indefinite-lived intangible assets as of every October 1st. If the carrying amount of the asset is not recoverable based on a forecasted-discounted cash flow analysis, such asset would be reduced by the estimated shortfall of fair value to recorded value. We must make assumptions regarding forecasted-discounted cash flows to determine a reporting unit's estimated fair value. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Based upon our impairment testing, we determined that no impairments of intangible assets existed as of October 1, 2006.

      In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the potential impairment of finite-lived acquired intangible assets when appropriate. If the carrying amount of the asset is not recoverable based on a forecasted-undiscounted cash flow analysis, such asset would be reduced by the estimated shortfall of fair value to recorded value.

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

      We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions. At December 31, 2006, we had derivative instruments that have been designated as and qualify as cash flow hedges, which are entered into in order to hedge the variability of cash flows to be received related to forecasted royalty payments denominated in the

Japanese Yen and the Euro. We hedge these royalties with forward contracts for periods not exceeding 12 months. The fair value and carrying value of our forward contracts are not material. Since these derivative instruments are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is being deferred and reported as a component of "Accumulated other comprehensive loss" and is reclassified into earnings in the same line item where the royalty revenue is recognized.

      We had net unrealized gains of $0.1 million and $7 thousand in 2006 and 2005, respectively, included in "Accumulated other comprehensive loss," which represents the effective portion of changes in fair value of the cash flow hedges. We do not expect any significant losses to be reclassified from "Accumulated other comprehensive loss" to earnings within the next 12 months.

      Earnings per Common Share: We compute basic and diluted earnings per share, or EPS, in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. Basic EPS is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the dilutive effects of stock options and other potentially dilutive financial instruments. See Note (E), Earnings per Common Share.

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

      Minority Interest: In 2001, our subsidiary Playboy.com, Inc., or Playboy.com, issued $15.3 million of its Series A Preferred Stock, of which $5.0 million was purchased by Hugh M. Hefner, our Editor-In-Chief and Chief Creative Officer. In connection with the restructuring of our international TV joint ventures, we received the Playboy.com Series A Preferred Stock that was owned by an affiliate of Claxson Interactive Group, Inc., or Claxson. In 2005, we repurchased the remaining outstanding Playboy.com Series A Preferred Stock that was held by Mr. Hefner and an unrelated third party for $14.1 million. Included in this amount was $3.9 million of accrued dividends. Pursuant to its terms, the Playboy.com Series A Preferred Stock was canceled, retired and ceased to be outstanding as a result of the repurchases. Subsequently, Playboy.com became a wholly owned subsidiary of ours.

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

(B)   ACQUISITION

      In July 2001, we acquired The Hot Network and The Hot Zone networks, together with the related television assets of Califa Entertainment Group, Inc., or Califa. In addition, we acquired the Vivid TV network and the related television assets of V.O.D., Inc., or VODI, a separate entity owned by the sellers. We collectively refer to Califa and VODI as the Califa acquisition. These networks now operate as the Spice Digital Networks. The addition of these networks into our movie networks portfolio enabled us to offer consumers a wider range of adult programming. We accounted for the acquisition under the purchase method of accounting. Accordingly, the results of these networks since the acquisition date have been included in our Consolidated Statements of Operations. In connection with the acquisition and purchase price allocations, the Entertainment Group recorded goodwill of $27.4 million, which is deductible over 15 years for income tax purposes. Future obligations were recorded at their net present value and are reported in the Consolidated Balance Sheets as a component of current and noncurrent "Acquisition liabilities."

      We recorded $30.8 million of intangible assets separate from goodwill consisting of $28.5 million for distribution agreements and $2.3 million for noncompete agreements. All of the noncompete agreements are being amortized over approximately eight years, which are the weighted average lives of these agreements. Distribution agreements of $7.5 million were being amortized over approximately two years, which were the weighted average useful lives of these agreements. Distribution agreements of $21.0 million, which were previously determined to be indefinite-lived, are now being amortized over their modified useful lives of 27 and one-half years.

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

      The Califa acquisition agreement gave us the option of paying up to $71.0 million of the scheduled payments in cash or our Class B common stock, or Class B stock. The number of shares, if any, we issue in connection with a particular payment or particular payments is based on the trading prices of the Class B stock surrounding the applicable payment dates. Prior to each scheduled payment of consideration, we must provide the sellers with written notice specifying the portion of the purchase price payment that we intend to pay in cash and the portion in Class B stock. In each of 2006 and 2005, we paid the sellers $8.0 million in cash. On February 14, 2007, we informed the sellers that we would be making the last payment, which is payable in cash or Class B stock, of $7.0 million, in the form of cash. All remaining payments must also be made in cash.

      The following table sets forth the remaining installments of consideration (in thousands):

2007                                                                   $   8,000
2008                                                                       1,000
2009                                                                       1,000
2010                                                                       1,000
2011                                                                         750
--------------------------------------------------------------------------------
Total future payments                                                  $  11,750
================================================================================

(C)   RESTRUCTURING EXPENSES

      In 2006, we implemented a cost reduction plan that will result in lower overhead costs and annual programming and editorial expenses. As a result of the 2006 restructuring plan, we reported a charge of $2.1 million related to costs associated with a workforce reduction of 15 employees. In addition, we recorded a favorable adjustment of $0.2 million and an unfavorable adjustment of $0.1 million related to the 2002 and 2001 restructuring plans, respectively, as a result of changes in plan assumptions primarily related to excess office space. During the year, we made cash payments of $1.7 million, $0.2 million and $26 thousand related to our 2006, 2002 and 2001 restructuring plans, respectively. Of the total costs related to our restructuring plans, approximately $11.9 million was paid by December 31, 2006, with the remaining $0.7 million to be paid through 2008.

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

      The  following   table  sets  forth  the  activity  and  balances  of  our
restructuring reserves for the years ended December 31, 2006 and 2005 (in thousands):

                                                                               Consolidation
                                                              Workforce    of Facilities and
                                                              Reduction           Operations          Total
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                                $       179           $    1,827    $     2,006
Adjustments to previous estimates                                    17                  132            149
Cash payments                                                      (196)                (749)          (945)
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005                                         --                1,210          1,210
Reserve recorded                                                  2,103                   --          2,103
Adjustments to previous estimates                                    --                 (105)          (105)
Other                                                                --                 (574)          (574)
Cash payments                                                    (1,673)                (263)        (1,936)
------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006                                $       430           $      268    $       698
============================================================================================================

(D)   INCOME TAXES

      The following table sets forth the income tax provision (in thousands):

                                                            Fiscal Year          Fiscal Year    Fiscal Year
                                                                  Ended                Ended          Ended
                                                               12/31/06             12/31/05       12/31/04
-----------------------------------------------------------------------------------------------------------
Current:
   State                                                    $       120           $      105    $        93
   Foreign                                                        1,509                1,361          2,606
-----------------------------------------------------------------------------------------------------------
      Total current                                               1,629                1,466          2,699
-----------------------------------------------------------------------------------------------------------
Deferred:
   Federal                                                          160                2,302          1,042
   State                                                            707                  230            104
   Foreign                                                           --                   --             --
-----------------------------------------------------------------------------------------------------------
      Total deferred                                                867                2,532          1,146
-----------------------------------------------------------------------------------------------------------
Total income tax provision                                  $     2,496           $    3,998    $     3,845
===========================================================================================================

      The U.S. statutory tax rate applicable to us for each of 2006, 2005 and 2004 was 35%. The following table sets forth the reconciliation of the income tax provision to the provision computed at the U.S. statutory tax rate (in thousands):

                                                            Fiscal Year          Fiscal Year    Fiscal Year
                                                                  Ended                Ended          Ended
                                                               12/31/06             12/31/05       12/31/04
------------------------------------------------------------------------------------------------------------
Statutory rate tax provision                                $     1,673           $    1,142    $     4,842
Increase (decrease) in taxes resulting from:
   Foreign income and withholding tax on licensing income         1,509                1,629          2,606
   State income taxes                                               158                  335            197
   Nondeductible expenses                                           175                  295            661
   Increase (decrease) in valuation allowance                     1,327                2,632         (9,163)
   Tax benefit of foreign taxes paid or accrued                  (2,503)              (1,843)        (1,341)
   Tax benefit of state/foreign NOLs                               (181)                (188)            --
   Expiration of capital loss carryforward                           --                   --          5,969
   Tax audit adjustment                                             281                   --             --
   Other                                                             57                   (4)            74
------------------------------------------------------------------------------------------------------------
Total income tax provision                                  $     2,496           $    3,998    $     3,845
============================================================================================================

      Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.

      In 2006, we modified the assumptions related to the useful lives of certain distribution agreements that previously were classified as indefinite-lived. As these distribution agreements are now being amortized, the deferred tax liability related to the distribution agreements that is expected to be realized within the NOL carryforward period may be netted against our deferred tax asset. In 2006, we recorded an income tax benefit for $2.6 million of the $3.9 million deferred tax liability related to the distribution agreement modification.

      In 2006, the valuation allowance increased by $1.9 million related to the recognition of the deferred tax benefit of our NOLs and foreign tax credits and the effect of the deferred tax treatment of certain acquired intangibles. In 2005, the valuation allowance, as adjusted, increased by $2.6 million related to the recognition of the deferred tax benefit of our NOLs and the effect of the deferred tax treatment of certain acquired intangibles.

      The following table sets forth the significant components of our deferred tax assets and deferred tax liabilities (in thousands):

                                                           Dec. 31,    Dec. 31,
                                                               2006        2005
--------------------------------------------------------------------------------
Deferred tax assets:
   NOL carryforwards                                      $  47,476   $  45,263
   Capital loss carryforwards                                 1,629       1,870
   Tax credit carryforwards                                  13,505      11,001
   Temporary difference related to PTVI                       6,651       7,423
   Other deductible temporary differences                    32,580      27,731
--------------------------------------------------------------------------------
      Total deferred tax assets                             101,841      93,288
      Valuation allowance                                   (77,180)    (75,295)
--------------------------------------------------------------------------------
         Deferred tax assets                                 24,661      17,993
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred subscription acquisition costs                   (4,808)     (4,594)
   Intangible assets                                        (27,587)    (23,530)
   Other taxable temporary differences                      (10,688)     (7,424)
--------------------------------------------------------------------------------
         Deferred tax liabilities                           (43,083)    (35,548)
--------------------------------------------------------------------------------
Deferred tax liabilities, net                             $ (18,422)  $ (17,555)
================================================================================

      At December 31, 2006, we had federal NOLs of $102.7 million expiring from 2009 through 2026, state and local NOLs of $94.6 million expiring from 2007 through 2026 and foreign NOLs of $13.1 million that have no expiration date. Also at December 31, 2006, we had capital loss carryforwards of $4.7 million expiring in 2007. In addition, foreign tax credit carryforwards of $12.4 million and minimum tax credit carryforwards of $1.1 million are available to reduce future U.S. federal income taxes. The foreign tax credit carryforwards expire in 2014 through 2016 and the minimum tax credit carryforwards have no expiration date.

(E)   EARNINGS PER COMMON SHARE

      The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

                                                  Fiscal Year      Fiscal Year      Fiscal Year
                                                        Ended            Ended            Ended
                                                     12/31/06         12/31/05         12/31/04
-----------------------------------------------------------------------------------------------
Numerator:
   For basic EPS - net income (loss)              $     2,285      $      (735)     $     9,561
   Preferred stock dividends                               --               --              428
-----------------------------------------------------------------------------------------------
For diluted EPS - net income (loss)               $     2,285      $      (735)     $     9,989
===============================================================================================

Denominator:
For basic EPS - weighted average shares                33,171           33,163           31,581
   Effect of dilutive potential common shares:
   Employee stock options and other                       105               --              186
-----------------------------------------------------------------------------------------------
     Dilutive potential common shares                     105               --              186
-----------------------------------------------------------------------------------------------
For diluted EPS - weighted average shares              33,276           33,163           31,767
===============================================================================================

Basic and Diluted EPS                             $      0.07      $     (0.02)     $      0.30
===============================================================================================

      The following table sets forth the number of shares related to outstanding options to purchase our Class B stock, the potential shares of Class B stock contingently issuable under our 3.00% convertible senior subordinated notes due 2025, or convertible notes, and our Playboy Series A convertible preferred stock, or Playboy Preferred Stock. These shares were not included in the computations of diluted EPS for the years presented, as their inclusion would have been antidilutive (in thousands):

                                                  Fiscal Year      Fiscal Year      Fiscal Year
                                                        Ended            Ended            Ended
                                                     12/31/06         12/31/05         12/31/04
-----------------------------------------------------------------------------------------------
Stock options                                           3,387            2,371            2,336
Convertible notes                                       6,758            6,758               --
Playboy preferred stock                                    --               --              743
-----------------------------------------------------------------------------------------------
Total                                                  10,145            9,129            3,079
===============================================================================================

(F)   FINANCIAL INSTRUMENTS

      Fair Value: The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For cash and cash equivalents, receivables and certain other current assets, the amounts reported approximated fair value due to their short-term nature. As described in Note
(L), Financing Obligations, in March 2005, we issued and sold in a private placement $115.0 million aggregate principal amount of our convertible notes. As of December 31, 2006 and 2005, the fair value of the convertible notes was determined to be $110.2 million and $116.7 million, respectively. For foreign currency forward contracts, the fair value was estimated using quoted market prices established by financial institutions for comparable instruments, which approximated the contracts' values.

      Concentrations of Credit Risk: Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom and segments from which our products are sold and/or licensed.

(G)   MARKETABLE SECURITIES AND SHORT-TERM INVESTMENTS

      The following table sets forth marketable securities, primarily purchased in connection with our deferred compensation plans, and short-term investments, which represent auction rate securities, or ARS, (in thousands):

                                                                   Dec. 31,    Dec. 31,
                                                                       2006        2005
----------------------------------------------------------------------------------------
Cost of marketable securities                                      $  5,753    $  4,829
Cost of short-term investments                                        3,000      21,000
Gross unrealized holding gains                                          341         215
Gross unrealized holding losses                                         (94)        (81)
----------------------------------------------------------------------------------------
Fair value of marketable securities and short-term investments     $  9,000    $ 25,963
========================================================================================

      We purchased $0.6 million of marketable securities and received proceeds of $18.0 million from the sale of short-term investments in 2006. We realized gains totaling $31 thousand and $0.1 million in 2006 and 2005, respectively. There were no such proceeds in 2004 and, therefore, no gains or losses were realized. Included in "Comprehensive income (loss)" were a net unrealized holding gain of $0.1 million and a net unrealized holding loss of $24 thousand for 2006 and 2005, respectively. We recognized interest income of $0.6 million, $0.9 million and $0.1 million on ARS during 2006, 2005 and 2004, respectively.

(H)   INVENTORIES

      The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

                                                                   Dec. 31,    Dec. 31,
                                                                       2006        2005
---------------------------------------------------------------------------------------
Paper                                                              $  2,917    $  3,939
Editorial and other prepublication costs                              7,425       6,529
Merchandise finished goods                                            2,257       2,378
---------------------------------------------------------------------------------------
Total inventories                                                  $ 12,599    $ 12,846
=======================================================================================

(I)   ADVERTISING COSTS

      At December 31, 2006 and 2005, advertising costs of $7.3 million and $8.1 million, respectively, were deferred and included in "Deferred subscription acquisition costs" and "Other current assets." For 2006, 2005 and 2004, our advertising expense was $26.6 million, $25.7 million and $24.8 million, respectively.

(J)   PROPERTY AND EQUIPMENT, NET

      The following table sets forth property and equipment, net (in thousands):

                                                                   Dec. 31,    Dec. 31,
                                                                       2006        2005
----------------------------------------------------------------------------------------
Land                                                               $    292    $    292
Buildings and improvements                                            8,773       8,712
Furniture and equipment                                              24,288      20,658
Leasehold improvements                                               13,670      11,564
Software                                                             11,623      10,169
----------------------------------------------------------------------------------------
Total property and equipment                                         58,646      51,395
Accumulated depreciation                                            (41,239)    (37,624)
----------------------------------------------------------------------------------------
Total property and equipment, net                                  $ 17,407    $ 13,771
========================================================================================

(K)   PROGRAMMING COSTS, NET

      The following table sets forth programming costs, net (in thousands):

                                                                   Dec. 31,    Dec. 31,
                                                                       2006        2005
---------------------------------------------------------------------------------------
Released, less amortization                                        $ 43,228    $ 38,044
Completed, not yet released                                           4,207       4,589
In-process                                                            7,748      10,050
---------------------------------------------------------------------------------------
Total programming costs, net                                       $ 55,183    $ 52,683
=======================================================================================

      Based on management's estimate of future total gross revenues at December 31, 2006, approximately 53% of the completed original programming costs is expected to be amortized during 2007. We expect to amortize virtually all of the released, original programming costs during the next three years. At December 31, 2006, we had $14.4 million of film acquisition costs, which are typically amortized using the straight-line method, generally over three years or less, which is our estimate of the length of time during which we plan to re-air a film or program on our television networks.

(L)   FINANCING OBLIGATIONS

      The following table sets forth financing obligations (in thousands):

                                                                   Dec. 31,    Dec. 31,
                                                                       2006        2005
---------------------------------------------------------------------------------------
Convertible senior subordinated notes, interest of 3.00%           $115,000    $115,000
---------------------------------------------------------------------------------------
Total financing obligations                                        $115,000    $115,000
=======================================================================================

DEBT FINANCINGS

      In March 2005, we issued and sold $115.0 million aggregate principal amount of our convertible notes, which included $15.0 million due to the initial purchasers' exercise of the over-allotment option. The net proceeds of approximately $110.3 million from the issuance and sale of the convertible notes, after deducting the initial purchasers' discount and offering expenses, were used, together with available cash, (a) to complete a tender offer and consent solicitation for, and to purchase and retire all of the $80.0 million outstanding principal amount of the 11.00% senior secured notes, or senior secured notes, issued by our subsidiary PEI Holdings, Inc., or Holdings, for a total of approximately $95.2 million, including the bond tender premium and consent fee of $14.9 million and other expenses of $0.3 million, (b) to purchase 381,971 shares of our Class B stock for an aggregate purchase price of $5.0 million concurrently with the sale of the convertible notes and (c) for working capital and general corporate purposes.

      The convertible notes bear interest at a rate of 3.00% per annum on the principal amount of the notes, payable in arrears on March 15th and September 15th of each year, payment of which began on September 15, 2005. In addition, under certain circumstances beginning in 2012, if the trading price of the convertible notes exceeds a specified threshold during a prescribed measurement period prior to any semi-annual interest period, contingent interest will become payable on the convertible notes for that semi-annual interest period at an annual rate of 0.25% per annum.

      The convertible notes are convertible into cash and, if applicable, shares of our Class B stock based on an initial conversion rate, subject to adjustment, of 58.7648 shares per $1,000 principal amount of the convertible notes (which represents an initial conversion price of approximately $17.02 per share) only under the following circumstances: (a) during any fiscal quarter after the fiscal quarter ending March 31, 2005, if the closing sale price of our Class B stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on that trading day; (b) during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of convertible notes over that five consecutive trading day period was equal to or less than 95% of the average conversion value of the convertible notes during that period;

(c) upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes; or (d) if we have called the convertible notes for redemption. Upon conversion of a convertible note, a holder will receive cash in an amount equal to the lesser of the aggregate conversion value of the note being converted and the aggregate principal amount of the note being converted. If the aggregate conversion value of the convertible note being converted is greater than the cash amount received by the holder, the holder will also receive an amount in whole shares of Class B stock equal to the aggregate conversion value less the cash amount received by the holder. A holder will receive cash in lieu of any fractional shares of Class B stock. The maximum conversion rate, subject to adjustment, is 76.3942 shares per $1,000 principal amount of the convertible notes.

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

      The convertible notes are unsecured senior subordinated obligations of Playboy Enterprises, Inc. and rank junior to all of the issuer's senior debt, including its guarantee of Holdings' borrowings under our credit facility; equally with all of the issuer's future senior subordinated debt; and, senior to all of the issuer's future subordinated debt. In addition, the assets of the issuer's subsidiaries are subject to the prior claims of all creditors, including trade creditors, of those subsidiaries.

CREDIT FACILITY

      At December 31, 2006, we had a $50.0 million credit facility, which provides for revolving borrowings of up to $50.0 million and the issuance of up to $30.0 million in letters of credit, subject to a maximum of $50.0 million in combined borrowings and letters of credit outstanding at any time. Borrowings under the credit facility bear interest at a variable rate, equal to a specified Eurodollar, LIBOR or base rate plus a specified borrowing margin based on our Adjusted EBITDA, as defined in the credit agreement. We pay fees on the outstanding amount of letters of credit based on the margin that applies to borrowings that bear interest at a rate based on LIBOR. All amounts outstanding under the credit facility will mature on April 1, 2008. Holdings' obligations as borrower under the credit facility are guaranteed by us and each of our other United States subsidiaries. The obligations of the borrower and nearly all of the guarantors under the credit facility are secured by a first-priority lien on substantially all of the borrower's and the guarantors' assets.

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

(M)   BENEFIT PLANS

      Our Employees Investment Savings Plan is a defined contribution plan consisting of two components: a profit sharing plan and a 401(k) plan. The profit sharing plan covers all employees who have completed 12 months of service of at least 1,000 hours. Our discretionary contribution to the profit sharing plan is distributed to each eligible employee's account in an amount equal to the ratio of each eligible employee's compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. Total contributions for 2006, 2005 and 2004 related to this plan were $0.3 million, $1.5 million and $1.3 million, respectively.

      Eligible employees may participate in our 401(k) plan upon their date of hire. Our 401(k) plan offers several mutual fund investment options. The purchase of our stock is not an option. We make matching contributions to our 401(k) plan based on each participating employee's contributions and eligible compensation. Our matching contributions for 2006, 2005 and 2004 related to this plan were $1.4 million, $1.3 million and $1.2 million, respectively.

      We have two nonqualified deferred compensation plans, which permit certain employees and all nonemployee directors to annually elect to defer a portion of their compensation. A match is provided to employees who participate in the deferred compensation plan, at a certain specified minimum level, and whose annual eligible earnings exceed the salary limitation contained in the 401(k) plan. All amounts contributed and earnings credited under these plans are general unsecured obligations. Such obligations totaled $6.2 million and $5.3 million for 2006 and 2005, respectively, and are included in "Other noncurrent liabilities."

      We currently maintain a practice of paying a separation allowance under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter, which is not funded. Payments in 2006, 2005 and 2004 under this policy were approximately $0.3 million, $0.2 million and $40 thousand, respectively. In 2006, 2005 and 2004 we recorded expenses, based on actuarial estimates, of $0.6 million, $0.5 million and $0.5 million, respectively. We adopted the recognition and related disclosure provisions of Statement 158 effective December 31, 2006, with the projected benefit obligation reflected in "Other noncurrent liabilities." Prior to 2006, the accumulated benefit obligation was also reflected in "Other noncurrent liabilities." At December 31, 2006 and 2005, the accumulated benefit obligation was $3.7 million and $3.6 million, respectively. At December 31, 2006 and 2005, the projected benefit obligation was $5.1 million and $5.0 million, respectively. In 2005, we recorded an additional minimum liability of $0.3 million to "Accumulated other comprehensive loss." Our estimated future benefit payments are $0.6 million, $0.6 million, $0.6 million, $0.7 million and $0.7 million for 2007, 2008, 2009, 2010 and 2011, respectively, and $3.7 million for the five-year period ending December 31, 2016. The assumptions we used to compute the projected benefit obligation included a discount rate of 5.75% and a rate of compensation increase of 4.00%.

      The following table sets forth the incremental effects of applying Statement 158 on individual line items of our Consolidated Balance Sheet at December 31, 2006 (in thousands):

                                                  Before                          After
                                          Application of                 Application of
                                           Statement 158   Adjustments    Statement 158
---------------------------------------------------------------------------------------
Liability for pension benefits            $        3,710   $     1,396   $        5,106
Total liabilities                                270,759         1,396          272,155
Accumulated other comprehensive loss                (396)       (1,396)          (1,792)
Total shareholders' equity                $      165,024   $    (1,396)  $      163,628
----------------------------------------------------------------------------------------

(N)   COMMITMENTS AND CONTINGENCIES

      Our  principal  lease   commitments  are  for  office  space,   operations
facilities and furniture and equipment. Some of these leases contain renewal or end-of-lease purchase options.

      The following table sets forth rent expense, net (in thousands):

                                             Fiscal Year   Fiscal Year      Fiscal Year
                                                   Ended         Ended            Ended
                                                12/31/06      12/31/05         12/31/04
----------------------------------------------------------------------------------------
Minimum rent expense                      $       15,437   $    14,670   $       13,495
Sublease income                                       --            --             (419)
----------------------------------------------------------------------------------------
Rent expense, net                         $       15,437   $    14,670   $       13,076
========================================================================================

      There was no contingent rent expense in 2006, 2005 and 2004.

      The following table sets forth the minimum future commitments at December 31, 2006, under operating leases with initial or remaining noncancelable terms in excess of one year (in thousands):

2007                                                                 $   13,774
2008                                                                     13,654
2009                                                                      9,324
2010                                                                      8,997
2011                                                                      9,129
Later years                                                              67,158
Less minimum sublease income                                                (75)
--------------------------------------------------------------------------------
Minimum lease commitments, net                                       $  121,961
================================================================================

      Our entertainment programming is delivered to DTH and cable operators through communications satellite transponders. We currently have four transponder service agreements related to our domestic networks, the terms of which extend through 2008, 2013, 2013 and 2014. We also have two international transponder service agreements, the terms of which extend through 2009. At December 31, 2006, future commitments related to these six agreements were $7.0 million, $7.0 million, $4.9 million, $3.5 million and $3.5 million for 2007, 2008, 2009, 2010 and 2011, respectively, and $7.4 million thereafter.

      In 2006, we recorded $1.8 million, based on an agreement in principle, for the settlement of litigation with Directrix, Inc., or Directrix. The settlement amount, subject to Bankruptcy Court approval, will be paid in 2007. The settlement is a compromise of disputed claims and is not an admission of liability. We believe that we had good defenses against Directrix's claims, but made the reasonable business decision to settle the litigation to avoid further management distraction and defense costs, which we had estimated would have approximately equaled the amount of the settlement.

      In 2006, we acquired Club Jenna, Inc. and related companies, a multimedia adult entertainment business, to complement our existing television, online and DVD businesses. As the pro forma results would not be materially different from actual results, they are not presented. We paid $7.7 million at closing with additional payments of

$1.6 million, $1.7 million, $2.3 million and $4.3 million required in 2007, 2008, 2009 and 2010, respectively. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on sales of existing content of the acquired business over a ten-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price. In 2006, no earnout payments were earned.

      In 2005, we acquired an affiliate network of websites to complement our existing online business. We paid $8.0 million at closing, $2.0 million in 2006 and an additional payment of $2.0 million is required in 2007. Pursuant to the asset purchase agreement, we are also obligated to make future contingent earnout payments over a five-year period based primarily on the financial performance of the acquired business. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price and/or compensation expense. During 2006, an earnout payment of $0.1 million was made and recorded as additional purchase price.

      In 2003, we recorded $8.5 million for the settlement of litigation with Logix Development Corporation, which related to events prior to our 1999 acquisition of Spice Entertainment Companies, Inc. We made payments of $1.0 million, $1.0 million and $6.5 million in 2006, 2005 and 2004, respectively.

      In 2002, a $4.4 million verdict was entered against us by a state trial court in Texas in a lawsuit with a former publishing licensee. We terminated the license in 1998 due to the licensee's failure to pay royalties and other amounts due us under the license agreement. We appealed and the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of plaintiffs' claims and remanded the remaining claims for a new trial. We filed a petition for review with the Texas Supreme Court. We have posted a bond in the amount of approximately $9.4 million, which represents the amount of the judgment, costs and estimated pre- and post-judgment interest. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained and have not recorded a liability for this case in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

(O)   STOCK-BASED COMPENSATION

      We have stock plans for key employees and nonemployee directors, which provide for the grant of nonqualified and incentive stock options and/or shares of restricted stock units, deferred stock and other equity awards in our Class B stock. The Compensation Committee of the Board of Directors, which is composed entirely of independent nonemployee directors, administers all the plans. These plans are designed to further our growth, development and financial success by providing key employees with strong additional incentives to maximize long-term stockholder value. The Compensation Committee believes that this objective can be best achieved through assisting key employees to become owners of our stock, which aligns their interests with our interests. As stockholders, key employees will benefit directly from our growth, development and financial success. These plans also enable us to attract and retain the services of those executives whom we consider essential to our long-range success by providing these executives with a competitive compensation package and an opportunity to become owners of our stock. At December 31, 2006, we had 3,088,954 shares of our Class B stock available for grant under these plans.

      Stock options, exercisable for shares of our Class B stock, generally vest over a two-to four-year period from the grant date and expire ten years from the grant date.

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

      Finally, we also have an Employee Stock Purchase Plan, or ESPP, that provides substantially all regular full- and part-time employees an opportunity to purchase shares of our Class B stock through payroll deductions. The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on that day's closing price less a 15% discount. ESPP expense is reflected in our Consolidated Statements of Operations in "Selling and administrative expenses" and the proceeds are reflected in our Consolidated Statements of Cash Flows in "Proceeds from stock-based compensation." At December 31, 2006, we had 89,751 shares of our Class B stock available for purchase under this plan.

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

      The following table sets forth the assumptions used for the Lattice model in 2006 and the Black-Scholes model in 2005:

                                                        Fiscal Year Ended
                                                          December 31,
                                                 ---------------------------
                                                         2006           2005
----------------------------------------------------------------------------
Expected volatility                                  37% - 38%            46%
Risk-free interest rate                          4.32% - 4.80%  3.80% - 4.18%
Expected dividends                                          -              -
----------------------------------------------------------------------------

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

      The weighted average expected life for options granted during 2006 using the Lattice model was 5.9 years and the weighted average expected life for options granted during 2005 using the Black-Scholes model was 6.0 years. The weighted average fair value per share for stock options granted during 2006, using the Lattice model, was $6.03 and the weighted average fair value per share for stock options granted during 2005, using the Black-Scholes model, was $5.85.

Stock Option Activity

      The following table sets forth stock option activity for the year ended December 31, 2006:

                                            Number of   Weighted Average
                                               Shares     Exercise Price
------------------------------------------------------------------------
Outstanding at December 31, 2005            3,374,135   $          15.85
Granted                                       805,500              13.64
Exercised                                     (29,666)             11.17
Canceled                                     (467,553)             13.63
-----------------------------------------------------
Outstanding at December 31, 2006            3,682,416   $          15.65
========================================================================

      At December 31, 2006, the weighted average remaining contractual lives of options outstanding and options exercisable were 5.6 years and 4.3 years, respectively. At December 31, 2006, the number of options exercisable and the weighted average exercise price of options exercisable were 2,613,750 and $16.69, respectively.

      During 2006, we had proceeds of $0.3 million from exercises of stock options. The aggregate intrinsic value for options exercised during 2006 was approximately $0.1 million. There were 805,500 options granted in 2006, which had an aggregate intrinsic value of $0.3 million. The aggregate intrinsic values of options outstanding and options exercisable at December 31, 2006, were $1.1 million and $0.8 million, respectively. The aggregate intrinsic values for options granted and options exercised during 2005 were $1.2 million and $0.5 million, respectively.

      As a result of adopting  Statement  123(R) on January 1, 2006,  our income
(loss) from continuing operations before income taxes, income (loss) from continuing operations and net income (loss) for 2006 was $3.2 million lower than if we had continued to account for stock-based compensation under APB 25. Basic and diluted EPS for 2006 was $0.10 lower than if we had continued to account for stock-based compensation under APB 25.

      The following table sets forth stock-based compensation expense related to stock options and to our ESPP for 2006 and pro forma amounts for 2005 and 2004 (in thousands, except per share amounts):

                                                    Fiscal Year   Fiscal Year   Fiscal Year
                                                          Ended         Ended         Ended
                                                       12/31/06      12/31/05      12/31/04
-------------------------------------------------------------------------------------------
Stock options                                       $     3,141   $     2,950   $     2,759
ESPP                                                         29            16            17
-------------------------------------------------------------------------------------------
   Total                                            $     3,170   $     2,966   $     2,776
===========================================================================================

Net income (loss)
   As reported                                      $     2,285   $      (735)  $     9,989
   Fair value of stock-based compensation
      excluded from net income, gross                                  (2,966)       (2,776)
                                                                  -----------   -----------
   Pro forma                                                      $    (3,701)  $     7,213
                                                                  ===========   ===========

Basic and diluted EPS
   As reported                                      $      0.07   $     (0.02)  $      0.30
   Pro forma                                                      $     (0.11)  $      0.22
-------------------------------------------------------------------------------------------

      As  of  December  31,  2006,   there  was  $4.0  million  of  unrecognized
stock-based compensation expense related to non-vested stock options, which will be recognized over a weighted average period of 1.5 years.

Restricted Stock Unit Activity

      At December 31, 2006, we had 333,000 restricted stock units outstanding, none of which were vested, and all of which were performance-based awards contingent upon meeting certain performance goals.

      The following table sets forth the activity and balances of our restricted stock units for the years ended December 31, 2006, 2005 and 2004:

                                                                 Weighted
                                                                  Average
                                                   Number of   Grant-Date
                                                      Shares   Fair Value
-------------------------------------------------------------------------
Outstanding at December 31, 2003                           -   $        -
Granted                                              173,000        14.04
Canceled                                              (9,000)       14.23
------------------------------------------------------------
Outstanding at December 31, 2004                     164,000        14.03
Granted                                              182,000        11.85
Canceled                                             (27,000)       12.42
------------------------------------------------------------
Outstanding at December 31, 2005                     319,000        12.92
Granted                                              233,500        13.51
Forfeited                                           (112,000)       14.23
Canceled                                            (107,500)       12.42
------------------------------------------------------------
Outstanding at December 31, 2006                     333,000   $    12.89
=========================================================================

      In 2006, we determined that the minimum threshold associated with the 2004 grants was not achieved and those grants were forfeited. Also in 2006, we determined that it was unlikely that the minimum threshold associated with the 2006 grants would be met. Therefore, in 2006 we reversed $1.9 million of stock-based compensation expense, which included $0.6 million and $0.7 million that was recorded in 2005 and 2004, respectively, related to these restricted stock unit grants. As of December 31, 2006, there was no unrecognized stock-based compensation expense related to non-vested restricted stock units to be recognized in future periods.

Other Equity Awards

      We issued 53,444 shares of our Class B stock during 2006 related to other equity awards. Stock-based compensation expense related to other equity awards was $0.6 million, $0.2 million and $0.3 million for 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan

      Stock-based compensation expense related to our ESPP was $29 thousand for 2006.

Income Taxes

      On November 10, 2005, the FASB issued Staff Position No. 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, or Staff Position 123(R)-3. We have elected to adopt the alternative transition method provided in Staff Position 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to Statement 123(R). The alternative transition method simplifies the calculation of the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effect of employee stock-based compensation. This method also has subsequent impact on the APIC pool and Consolidated Statements of Cash Flows relating to the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement 123(R).

      Under Statement 123(R), the income tax effects of share-based payments are recognized for financial reporting purposes only if such awards would result in deductions on our income tax returns. The settlement of share-based payments to date that would have resulted in an excess tax benefit would have increased our existing NOL carryforward. Under Statement 123(R), no excess tax benefits resulting from the settlement of a share-based payment can result in a tax deduction before realization of the tax benefit; i.e., the recognition of excess tax benefits cannot be recorded until the excess benefit reduces current income taxes payable. Additionally, as a result of our existing NOL carryforward position, no tax benefit relating to share-based payments has been recorded for the year ended December 31, 2006.

(P)   PUBLIC EQUITY OFFERING

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

(Q)   CONSOLIDATED STATEMENTS OF CASH FLOWS

      The following table sets forth cash paid for interest and income taxes (in thousands):

                                         Fiscal Year   Fiscal Year   Fiscal Year
                                               Ended         Ended         Ended
                                            12/31/06      12/31/05      12/31/04
--------------------------------------------------------------------------------
Interest                                 $     5,308   $     8,615   $    21,326
Income taxes                             $     1,976   $     2,416   $     2,544
--------------------------------------------------------------------------------

      In 2005, we used the net proceeds from the convertible notes to, among other things, complete a tender offer and consent solicitation for, and to purchase and retire all of the $80.0 million outstanding principal amount of Holdings' senior secured notes. See Note (L), Financing Obligations.

(R)   SEGMENT INFORMATION

      Our businesses are currently classified into the following three reportable segments: Entertainment, Publishing and Licensing. Entertainment Group operations include the production and marketing of television programming for our domestic and international TV networks, web-based entertainment experiences, wireless content distribution, e-commerce, worldwide DVD products and satellite radio under the Playboy, Spice and other brand names. Publishing Group operations include the publication of Playboy magazine, as well as other domestic publishing businesses, including special editions, books and calendars and the licensing of international editions of Playboy magazine. Licensing Group operations include the licensing of consumer products carrying one or more of our trademarks and/or images, Playboy-branded retail stores, location-based entertainment and certain revenue-generating marketing activities.

      These reportable segments are based on the nature of the products offered. Our chief operating decision maker evaluates performance and allocates resources based on several factors, of which the primary financial measure is segment operating results. The accounting policies of the reportable segments are the same as those described in Note (A), Summary of Significant Accounting Policies.

      The following table sets forth financial information by reportable segment (in thousands): (1)

                                        Fiscal Year   Fiscal Year   Fiscal Year
                                              Ended         Ended         Ended
                                           12/31/06      12/31/05      12/31/04
--------------------------------------------------------------------------------
Net revenues (2)
Entertainment                           $   201,068   $   203,994   $   189,311
Publishing                                   97,078       106,513       119,816
Licensing                                    32,996        27,646        20,249
--------------------------------------------------------------------------------
Total                                   $   331,142   $   338,153   $   329,376
================================================================================
Income before income taxes
Entertainment                           $    23,299   $    41,130   $    32,943
Publishing                                   (5,374)       (6,471)        6,233
Licensing                                    18,927        15,969        10,678
Corporate Administration and Promotion      (25,768)      (19,632)      (18,207)
Restructuring expenses                       (1,998)         (149)         (744)
Gains on disposal                                29            14             2
Nonoperating expense                         (4,334)      (27,598)      (17,071)
--------------------------------------------------------------------------------
Total                                   $     4,781   $     3,263   $    13,834
================================================================================

                                        Fiscal Year   Fiscal Year   Fiscal Year
                                              Ended         Ended         Ended
                                           12/31/06      12/31/05      12/31/04
--------------------------------------------------------------------------------
Depreciation and amortization (3),(4)
Entertainment                           $    41,056   $    41,603   $    45,847
Publishing                                      190           159           231
Licensing                                        28            13            28
Corporate Administration and Promotion          944           765           994
--------------------------------------------------------------------------------
Total                                   $    42,218   $    42,540   $    47,100
================================================================================
Identifiable assets (3),(5)
Entertainment                           $   288,540   $   274,473   $   262,498
Publishing                                   38,146        38,833        45,724
Licensing                                     9,386         7,539         5,331
Corporate Administration and Promotion       99,711       108,124       102,777
--------------------------------------------------------------------------------
Total                                   $   435,783   $   428,969   $   416,330
================================================================================

(1) Certain amounts reported for the prior periods have been reclassified to conform to the current year's presentation.

(2) Net revenues include revenues attributable to foreign countries of approximately $96,238, $89,731 and $78,337 in 2006, 2005 and 2004,
      respectively. Revenues from the U.K. were $39,330, $34,451 and $29,657 in 2006, 2005 and 2004, respectively. No other individual foreign country's revenue was material. Revenues are generally attributed to countries based on the location of customers, except licensing royalties for which revenues are attributed based upon the location of licensees.

(3)   The majority of our property and  equipment and capital  expenditures  are
      reflected  in  Corporate   Administration  and  Promotion;   depreciation,
      however, is partially allocated to the reportable segments.

(4)   Amounts include  depreciation  of property and equipment,  amortization of
      intangible   assets  and  amortization  of  investments  in  entertainment programming.

(5)   Our long-lived assets located in foreign countries were not material.

(S)   RELATED PARTY TRANSACTIONS

      In 1971, we purchased the Playboy Mansion in Los Angeles, California, where Mr. Hefner lives. The Playboy Mansion is used for various corporate activities, and serves as a valuable location for television production, magazine photography and for online, advertising and sales events. It also enhances our image, as we host many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increase public awareness of us and our products and services. Mr. Hefner pays us rent for that portion of the Playboy Mansion used exclusively for his and his personal guests' residence as well as the per-unit value of non-business meals, beverages and other benefits received by him and his personal guests. The Playboy Mansion is included in our Consolidated Balance Sheets at December 31, 2006 and 2005, at a net book value, including all improvements and after accumulated depreciation, of $1.6 million and $1.5 million, respectively. The operating expenses of the Playboy Mansion, including depreciation and taxes, were $2.1 million, $3.1 million and $3.0 million for 2006, 2005 and 2004, respectively, net of rent received from Mr. Hefner. We estimated the sum of the rent and other benefits payable for 2006 to be $0.9 million, and Mr. Hefner paid that amount during 2006. The actual rent and other benefits paid for 2005 and 2004 were $1.1 million and $1.3 million, respectively.

      On April 26, 2004, Mr. Hefner converted his $16.7 million of Playboy Preferred Stock into 1,485,948 shares of our Class B stock and sold these shares as part of our public equity offering on that date. See Note (P), Public Equity Offering.

      In 2005, we repurchased the remaining outstanding Playboy.com Series A Preferred Stock that was held by Mr. Hefner and an unrelated third party. These shares were part of $15.3 million issued by our subsidiary Playboy.com in 2001, of which $5.0 million was purchased by Mr. Hefner. See Note (L), Financing Obligations.

(T)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following table sets forth a summary of the unaudited quarterly results of operations for 2006 and 2005 (in thousands, except share amounts):

                                                                   Quarters Ended
                                                     -----------------------------------------
2006                                                  Mar. 31    June 30   Sept. 30    Dec. 31
----------------------------------------------------------------------------------------------
Net revenues                                         $ 82,120   $ 80,477   $ 82,297   $ 86,248
Operating income (loss)                                 3,531     (1,224)     3,716      3,092
Net income (loss)                                         789     (3,307)     1,137      3,666
Basic and diluted earnings (loss) per common share       0.02      (0.10)      0.03       0.11
Common stock price
   Class A high                                         13.40      13.03       9.85      12.29
   Class A low                                          12.20       8.30       8.71       9.35
   Class B high                                         15.50      14.50      10.20      12.65
   Class B low                                       $  12.85   $   8.90   $   9.02   $   9.16
----------------------------------------------------------------------------------------------

                                                                   Quarters Ended
                                                     -----------------------------------------
2005                                                  Mar. 31    June 30   Sept. 30    Dec. 31
----------------------------------------------------------------------------------------------
Net revenues                                         $ 83,451   $ 82,871   $ 80,884   $ 90,947
Operating income                                       10,908      7,309      5,349      7,295
Net income (loss)                                     (13,119)     4,640      3,178      4,566
Basic and diluted earnings (loss) per common share     (0.39)       0.14       0.10       0.14
Common stock price
   Class A high                                         13.55      12.20      12.80      13.49
   Class A low                                          10.51      10.85      11.15      11.30
   Class B high                                         14.85      13.37      14.41      15.88
   Class B low                                       $  11.33   $  11.80   $  12.57   $  13.14
----------------------------------------------------------------------------------------------

      Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

      Operating loss for the quarter ended June 30, 2006, included $1.9 million of restructuring expense. See Note (C), Restructuring Expenses.

      Net loss for the quarter ended March 31, 2005, included $19.3 million of debt extinguishment expense related to the redemption of $80.0 million aggregate principal amount of Holdings senior secured notes. See Note (L), Financing Obligations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Playboy Enterprises, Inc.

      We have audited the accompanying Consolidated Balance Sheets of Playboy Enterprises, Inc. and subsidiaries, or the Company, as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index of Part IV, Item
15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note (A), Note (N) and Note (P) to the Notes to Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment effective January 1, 2006, and certain provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans as of December 31, 2006.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2007, expressed an unqualified opinion thereon.

                                                            /s/Ernst & Young LLP

Chicago, Illinois
March 9, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

      Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures are effective.

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

      Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this evaluation, management used the criteria set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management believes that our internal control over financial reporting is effective as of December 31, 2006.

      Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

(c) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Playboy Enterprises, Inc.

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Playboy Enterprises, Inc., or the Company, maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

      We also have audited, in accordance with the standards of the PCAOB, the Consolidated Balance Sheets of the Company as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Consolidated Statements of Shareholders' Equity and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006, and our report dated March 9, 2007, expressed an unqualified opinion thereon.

                                                            /s/Ernst & Young LLP

Chicago, Illinois
March 9, 2007

(d)   Change in Internal Control Over Financial Reporting

      There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

      None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

      The information required by Item 10 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2007, which will be filed within 120 days after the close of our fiscal year ended December 31, 2006, and is incorporated herein by reference, pursuant to General Instruction G(3).

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

Item 11. Executive Compensation

      The information required by Item 11 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2007, which will be filed within 120 days after the close of our fiscal year ended December 31, 2006, and is incorporated herein by reference (excluding the Report of the Compensation Committee and the Performance Graph), pursuant to General Instruction G(3).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth information regarding outstanding options and shares reserved for future issuance as of December 31, 2006:

                                                          Class B Common Stock
                                             ----------------------------------------------
                                                                  Weighted
                                                                   Average           Number
                                               Number of    Exercise Price        of Shares
                                                 Options        of Options    Remaining for
                                             Outstanding       Outstanding  Future Issuance
-------------------------------------------------------------------------------------------
Total equity compensation plans approved by
   security holders                            3,682,416            $15.65        3,088,954
===========================================================================================

      The other information required by Item 12 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2007, which will be filed within 120 days after the close of our fiscal year ended December 31, 2006, and is incorporated herein by reference, pursuant to General Instruction G(3).

Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
Independence

      The information required by Item 13 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2007, which will be filed within 120 days after the close of our fiscal year ended December 31, 2006, and is incorporated herein by reference, pursuant to General Instruction G(3).

Item 14. Principal Accounting Fees and Services

      The information required by Item 14 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2007, which will be filed within 120 days after the close of our fiscal year ended December 31, 2006, and is incorporated herein by reference, pursuant to General Instruction G(3).

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)   FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

   (1)   Financial Statements

         Our Financial Statements and Supplementary Data
         following are as set forth under Part II.
         Item 8. of this Annual Report on Form 10-K:                        Page
                                                                            ----

         Consolidated Statements of Operations - Fiscal
         Years Ended December 31, 2006, 2005 and 2004                         43

         Consolidated Balance Sheets - December 31,
         2006 and 2005                                                        44

         Consolidated Statements of Shareholders'
         Equity - Fiscal Years Ended December 31, 2006,
         2005 and 2004                                                        45

         Consolidated Statements of Cash Flows - Fiscal
         Years Ended December 31, 2006, 2005 and 2004                         46

         Notes to Consolidated Financial Statements                           47

         Report of Independent Registered Public
         Accounting Firm                                                      68

   (2)   Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts                      74

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

PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

=======================================================================================================================
                COLUMN A                    COLUMN B               COLUMN C                 COLUMN D         COLUMN E
-----------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                         ----------------------------
                                           Balance at     Charged to      Charged to                        Balance at
                                            Beginning     Costs and          Other                              End
                  Description               of Period      Expenses        Accounts         Deductions       of Period
----------------------------------------   -----------   -----------      -----------      -----------      -----------
Allowance deducted in the balance sheet
  from the asset to which it applies:

Fiscal Year Ended December 31, 2006:

  Allowance for doubtful accounts          $     3,883   $       592      $       144 (1)  $       931 (2)  $     3,688
                                           ===========   ===========      ===========      ===========      ===========

  Allowance for returns                    $    27,777   $       242      $    41,322 (3)  $    44,689 (4)  $    24,652
                                           ===========   ===========      ===========      ===========      ===========

  Deferred tax asset valuation allowance   $    75,295   $     1,327 (6)  $       558 (5)  $        --      $    77,180
                                           ===========   ===========      ===========      ===========      ===========

Fiscal Year Ended December 31, 2005:

  Allowance for doubtful accounts          $     3,897   $       890      $       706 (1)  $     1,610 (2)  $     3,883
                                           ===========   ===========      ===========      ===========      ===========

  Allowance for returns                    $    28,284   $       260      $    44,960 (3)  $    45,727 (4)  $    27,777
                                           ===========   ===========      ===========      ===========      ===========

  Deferred tax asset valuation allowance   $    72,663   $     2,632 (6)  $        --      $        --      $    75,295
                                           ===========   ===========      ===========      ===========      ===========

Fiscal Year Ended December 31, 2004:

  Allowance for doubtful accounts          $     4,364   $       239      $     1,133 (1)  $     1,839 (2)  $     3,897
                                           ===========   ===========      ===========      ===========      ===========

  Allowance for returns                    $    27,137   $       203      $    43,766 (3)  $    42,822 (4)  $    28,284
                                           ===========   ===========      ===========      ===========      ===========

  Deferred tax asset valuation allowance   $    84,454   $        --      $    (2,628)(7)  $     9,163 (8)  $    72,663
                                           ===========   ===========      ===========      ===========      ===========

Notes:

(1) Primarily represents provisions for unpaid subscriptions charged to net revenues.

(2)   Primarily represents uncollectible accounts written off less recoveries.

(3) Represents provisions charged to net revenues for estimated returns of Playboy magazine, other domestic publishing products and domestic DVD products.

(4)   Represents settlements on provisions previously recorded.

(5) Represents noncash federal tax adjustment related to the adoption of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).

(6) Represents noncash federal income tax expense related to increasing the valuation allowance.

(7)   Represents adjustments to net operating loss and tax credit carryovers.

(8) Represents noncash federal income tax benefit related to reducing the valuation allowance.

                                  EXHIBIT INDEX

      All agreements listed below may have additional exhibits, which are not attached. All such exhibits are available upon request, provided the requesting party shall pay a fee for copies of such exhibits, which fee shall be limited to our reasonable expenses incurred in furnishing these documents.

Exhibit
 Number  Description
-------  -----------
   #2.1 Asset Purchase Agreement, dated as of June 29, 2001, by and among Playboy Enterprises, Inc., Califa Entertainment Group, Inc., V.O.D., Inc., Steven Hirsch, Dewi James and William Asher (incorporated by reference to Exhibit 2.1 from the Current Report on Form 8-K dated July 6, 2001)

   3.1 Certificate of Incorporation of Playboy Enterprises, Inc. (incorporated by reference to Exhibit 3 from our quarterly report on Form 10-Q dated March 31, 2003)

   3.2 Amended and Restated Bylaws of Playboy Enterprises, Inc. (incorporated by reference to Exhibit 3.4 from the Current Report on Form 8-K dated March 15, 1999)

   3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Playboy Enterprises, Inc. (incorporated by reference to Exhibit 3.2 from our quarterly report on Form 10-Q dated June 30, 2004, or the June 30, 2004 Form 10-Q)

   4.1 Indenture, dated March 15, 2005, between Playboy Enterprises, Inc. and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 from the Current Report on Form 8-K dated March 9, 2005, or the March 9, 2005 Form 8-K)

   4.2 Form of 3.00% Convertible Senior Subordinated Notes due 2025 (included in Exhibit 4.1)

   4.3   Registration  Rights  Agreement,  dated March 15, 2005,  among  Playboy
         Enterprises, Inc. and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 from the March 9, 2005 Form 8-K)

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

         a July 2, 1999 Agreement between Warner Publisher Services, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.4 from our quarterly report on Form 10-Q for the quarter ended September 30, 1999)

         #b May 4, 2004 Agreement between Warner Publisher Services, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit
               10.1 from the June 30, 2004 Form 10-Q)

         c     Amendment to May 4, 2004 Agreement dated as of December 12, 2005

         d     Amendment to December 12, 2005 Agreement  dated as of January 13,
               2006

         (items (c) and (d) incorporated by reference to Exhibits 10.2(c) and 10.2(d), respectively, from our annual report on Form 10-K for the year ended December 31, 2005, or the 2005 Form 10-K)

   10.3  Playboy Magazine Subscription Fulfillment Agreement

         a July 1, 1987 Agreement between Communications Data Services, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.12(a) from our annual report on Form 10-K for the year ended June 30, 1992, or the 1992 Form 10-K)

         b Amendment dated as of June 1, 1988 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.12(b) from our annual report on Form 10-K for the year ended June 30, 1993, or the 1993 Form 10-K)

         c Amendment dated as of July 1, 1990 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.12(c) from our annual report on Form 10-K for the year ended June 30, 1991, or the 1991 Form 10-K)

         d Amendment dated as of July 1, 1996 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.5(d) from our annual report on Form 10-K for the year ended June 30, 1996, or the 1996 Form 10-K)

         #e Amendment dated as of July 7, 1997 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.6(e) from the Transition Period Form 10-K)

         #f Amendment dated as of July 1, 2001 to said Fulfillment Agreement (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001, or the September 30, 2001 Form 10-Q)

         #g Seventh Amendment (related to Subscription Fulfillment Agreement, dated July 1, 1987, as amended), dated March 7, 2006, by and between Communications Data Services, Inc. and Playboy Enterprises International, Inc. (incorporated by reference to
               Exhibit 10.9 from our quarterly report on Form 10-Q for the quarter ended March 31, 2006, or the March 31, 2006 Form 10-Q)

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

         h     Transfer  of  Service  Agreement   (related  to  Contract  Number
               T79903021), dated as of October 25, 2004, among Spice Hot Entertainment, Inc., Andrita Studios, Inc., and Loral Skynet

         #i    Transfer  of  Service  Agreement   (related  to  Contract  Number
               T70102100), dated February 4, 2004, among Playboy Entertainment Group, Inc., Andrita Studios, Inc. and Loral Skynet

         j Amendment No. 1 to Contract Number T70102100 (IA7-C15) dated as of May 7, 2004, between Intelsat USA Sales Corp. and Andrita Studios, Inc.

         #k Agreement Concerning Skynet Space Segment Service (Contract Number T70309257), dated as of November 20, 2003, between Andrita Studios, Inc. and Loral Skynet

         #l Amendment No. 1 to Contract Number T70309257 (IA7-C9) dated as of May 7, 2004, between Intelsat USA Sales Corp. and Andrita Studios, Inc.

         #m Digital Channel Platform Agreement (Contract Number GSS0210100) dated as of February 4, 2003, between Loral Skynet and Playboy Entertainment Group, Inc.

         #n Amendment No. 1 to Contract Number GSS0210100 (Digital Channel Platform) dated as of May 7, 2004, between Intelsat USA Sales Corp. and Playboy Entertainment Group, Inc.

         (items (h) through (n) incorporated by reference to Exhibits 10.1 through 10.4.2, respectively, from the March 31, 2006 Form 10-Q)

  #10.5 Omnibus Amendment to Agreements between Playboy Entertainment Group, Inc. Andrita Studios, Inc. and Intelsat USA Sales Corp., dated as of December 22, 2005 (incorporated by reference to Exhibit 10.5 from the March 31, 2006 Form 10-Q)

   10.6  Playboy TV UK Limited and UK/BENELUX Limited

         #a Contract for a Combined Compressed Uplink and Eurobird Space Segment Service, dated as of May 12, 2003, between British Telecommunications plc and Playboy TV UK Limited

         b Contract Amendment Agreement (Number 1) dated as of May 12, 2003, between British Telecommunications plc and Playboy TV UK Limited

         #c Contract for a Combined Compressed Uplink and Eurobid Space Segment Service, dated as of May 12, 2004, between British Telecommunications plc and Playboy TV UK/BENELUX Limited

         #d Contract Amendment Agreement (Number 1) dated as of November 30, 2004, between British Telecommunications plc and Playboy TV
               UK/BENELUX   Limited

         (items (a) through (d) incorporated by reference to Exhibits 10.6.1 through 10.7.2, respectively, from the March 31, 2006 Form 10-Q)

  #10.7  Playboy TV - Latin America, LLC Agreements

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

         (items (a) and (b) incorporated by reference to Exhibits 10.1 and 10.2, respectively, from the Current Report on Form 8-K dated December 23, 2002, or the December 23, 2002 Form 8-K, and filed with the Securities Exchange Commission, or SEC, on February 12, 2003)

         @c Third Amended and Restated Operating Agreement for Playboy TV - Latin America, LLC, effective as of November 10, 2006, by and between Playboy Entertainment Group, Inc. and Lifford International Co. Ltd. (BVI)

         @d    Amended  and  Restated  Program  Supply  and  Trademark   License
               Agreement, dated as of November 10, 2006, between Playboy Entertainment Group, Inc. and Playboy TV - Latin America, LLC.

  #10.8 Amended and Restated Full-Time Satellite and Terrestrial Services Agreement, dated as of September 30, 2003, between T-Systems Canada, Inc. and STV International B.V. (incorporated by reference to Exhibit
         10.8 from the March 31, 2006 Form 10-Q)

  #10.9 Agreement dated as of January 1, 2006, between Time/Warner Retail Sales & Marketing Inc. (f/k/a Warner Publisher Services, Inc.) and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.10 from the March 31, 2006 Form 10-Q)

 #10.10 Satellite Capacity Lease, dated as of August 21, 2006, by and among Playboy Entertainment Group, Inc., Spice Hot Entertainment, Inc. and Transponder Encryption Services Corporation (incorporated by reference to Exhibit 10.3 from our quarterly report on Form 10-Q for the quarter ended September 30, 2006, or the September 30, 2006 Form 10-Q)

  10.11  Transfer Agreement, dated as of December 23, 2002, by and among Playboy
         Enterprises,   Inc.,   Playboy   Entertainment   Group,  Inc.,  Playboy
         Enterprises International, Inc., Claxson Interactive Group Inc.,

         Carlyle Investments LLC (in its own right and as a successor in interest to Victoria Springs Investments Ltd.), Carlton Investments LLC (in its own right and as a successor in interest to Victoria Springs Investments Ltd.), Lifford International Co. Ltd. (BVI) and Playboy TV International, LLC. (incorporated by reference to Exhibit 2.1 from the December 23, 2002 Form 8-K, and filed with the SEC on January 7, 2003)

 #10.12 Amended and Restated Affiliation and License Agreement dated May 17, 2002 between DirecTV, Inc. and Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc. and Spice Platinum Entertainment, Inc. regarding DBS Satellite Exhibition of Programming (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q dated June 30, 2002, or the June 30, 2002 Form 10-Q)

 #10.13 Affiliation Agreement dated July 8, 2004 between Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc., and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q dated September 30, 2004, or the September 30, 2004 Form 10-Q)

  10.14  Affiliation Agreement between Spice, Inc., and Satellite Services, Inc.

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

  10.15 Affiliation Agreement between Playboy Entertainment Group, Inc., and Satellite Services, Inc.

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

         (items (a) and (b) incorporated by reference to Exhibits 10.2.1 and 10.2.2, respectively, from the September 30, 2005 Form 10-Q)

  10.16 Master Lease Agreement dated December 22, 2003 between The Walden Asset Group, LLC and Playboy Entertainment Group, Inc.

         a     Master Lease Agreement

         b     Equipment Schedule No. 1

         c     Acceptance Certificate for Equipment Schedule No. 1

         (items (a) through (c) incorporated by reference to Exhibit 10.8 from the 2003 Form 10-K)

  10.17 Acknowledgement of Assignment dated December 22, 2003 among Playboy Entertainment Group, Inc., The Walden Asset Group, LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.9 from the 2003 Form 10-K)

 #10.18 Corporate Guaranty dated December 22, 2003 executed by General Electric Capital Corporation regarding the Master Lease Agreement dated December 22, 2003 (incorporated by reference to Exhibit 10.10 from the 2003 Form 10-K)

 #10.19 Fulfillment and Customer Service Services Agreement dated January 2, 2004 between Infinity Resources, Inc. and Playboy.com, Inc. (incorporated by reference to Exhibit 10.2 from the June 30, 2004 Form 10-Q)

@#10.20 Amended and Restated Agreement, dated September 16, 2006, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., and DirecTV, Inc.

  10.21 Amended and Restated Credit Agreement, effective April 1, 2005, or the Credit Agreement, among PEI Holdings, Inc., as borrower, and Bank of America, N.A., as Agent and the other lenders from time to time party thereto a Credit Agreement (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q dated March 31, 2005)

         b First Amendment to the Credit Agreement dated March 10, 2006 among PEI Holding, Inc., as borrower, Bank of America, N.A., as Agent, and the other Lenders Party thereto (incorporated by reference to Exhibit 10.15(b) from the 2005 Form 10-K)

         c     Master Corporate Guaranty, dated March 11, 2003

         d Security Agreement, dated as of March 11, 2003, between PEI Holdings, Inc. and Bank of America, N.A., as Agent under the Credit Agreement

         e Security Agreement, dated as of March 11, 2003, among Playboy Enterprises, Inc. and each of the domestic subsidiaries of PEI Holdings, Inc. set forth on the signature pages thereto and Bank of America, N.A., as Agent under the Credit Agreement

         f Pledge Agreement, dated as of March 11, 2003, between PEI Holdings, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

         g Pledge Agreement, dated as of March 11, 2003, among Chelsea Court Holdings LLC, as the limited partner in 1945/1947 Cedar River C.V., Candlelight Management LLC, as the general partner in 1945/1947 Cedar River C.V., and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

         h Pledge Agreement, dated as of March 11, 2003, between Claridge Organization LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

         i Pledge Agreement, dated as of March 11, 2003, between Playboy Clubs International, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

         j Pledge Agreement, dated as of March 11, 2003, between CPV Productions, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

         k Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

         l Pledge Agreement, dated as of March 11, 2003, between Playboy Gaming International, Ltd. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

         m Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

         n     Pledge  Agreement,  dated as of March 11, 2003,  between  Playboy
               Enterprises, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

         o Pledge Agreement, dated as of March 11, 2003, between Playboy Enterprises International, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

         p Pledge Agreement, dated as of March 11, 2003, between Planet Playboy, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

         q Pledge Agreement, dated as of March 11, 2003, between Spice Entertainment, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement
         r Pledge Agreement, dated as of March 11, 2003, between Playboy TV International, LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

         s Pledge Agreement, dated as of March 11, 2003, between Playboy TV International, LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

         t Trademark Security Agreement, dated as of March 11, 2003, by AdulTVision Communications, Inc., Alta Loma Entertainment, Inc., Lifestyle Brands, Ltd., Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Playboy Enterprises International, Inc. and Spice Hot Entertainment, Inc. in favor of Bank of America, N.A., as Agent under the Credit Agreement

         u Copyright Security Agreement, dated March 11, 2003, by After Dark Video, Inc., Alta Loma Distribution, Inc., Alta Loma Entertainment, Inc., Impulse Productions, Inc., Indigo Entertainment, Inc., MH Pictures, Inc., Mystique Films, Inc., Playboy Entertainment Group, Inc., Precious Films, Inc. and Women Productions, Inc. in favor of Bank of America, N.A., as Agent under the Credit Agreement

         v Lease Subordination Agreement, dated as of March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent for various lenders

         w Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 11, 2003, made and executed by Playboy Enterprises International, Inc. in favor of Fidelity National Title Insurance Company for the benefit of Bank of America, N.A., as Agent for Lenders under the Credit Agreement

         (items (c) through (w) incorporated by reference to Exhibits 10.9(b) through (u), respectively, from the 2002 Form 10-K)

         x Pledge Amendment, dated July 22, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.9(i)-1 from our May 19, 2003 Form S-4)

         y First Amendment, dated September 15, 2004, to Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 11, 2003, made and executed between Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.4 from the September 30, 2004 Form 10-Q)

         z Second Amendment, dated as of April 27, 2006, to the Credit Agreement, or the Second Amendment

         aa Reaffirmation of Guaranty, dated as of April 27, 2006, to the Credit Agreement, by each of the Guarantors, pursuant to the Second Amendment

         bb    Third  Amendment,  dated  as of  May  15,  2006,  to  the  Credit
               Agreement

         cc Pledge Amendment, dated as of May 15, 2006, from Playboy Enterprises International, Inc.

         dd Pledge Amendment, dated as of May 15, 2006, from Playboy Entertainment Group, Inc.

         ee Joinder to the Master Corporate Guaranty, dated as of May 15, 2006, by Playboy.com, Inc., Playboy.com Internet Gaming, Inc., Playboy.com Racing, Inc., SpiceTV.com, Inc., and CJI Holdings, Inc., and accepted by Bank of America, N.A., as agent for Lenders ff Joinder to Security Agreement, dated as of May 15, 2006, by Playboy.com, Inc., Playboy.com Internet Gaming, Inc., Playboy.com Racing, Inc., SpiceTV.com, Inc. and CJI Holdings, Inc., and accepted by Bank of America, N.A., as agent for the Lenders gg Pledge Agreement, dated as of May 15, 2006, between Playboy.com, Inc. and Bank of America, N.A., as agent for the Lenders hh Pledge Agreement, dated as of May 15, 2006, between Playboy.com Internet Gaming Inc. and Bank of America, N.A., as agent for the Lenders

         ii Trademark Security Agreement, dated as of May 15, 2006, by Playboy.com, Inc. in favor of Bank of America, N.A., as agent for the Lenders jj Copyright Security Agreement, dated as of May 15, 2006, by Playboy.com, Inc. in favor of Bank of America, N.A., as agent for the Lenders

         (items (z) through (jj) incorporated by reference to Exhibits 10.1.1 through 10.2.9, respectively, from our quarterly report on Form 10-Q for the quarter ended June 30, 2006, or the June 30, 2006 Form 10-Q)

         kk Fourth Amendment, dated as of July 21, 2006, to the Credit Agreement, or the Fourth Amendment

         ll Reaffirmation of Guaranty, dated as of July 21, 2006, by each of the Guarantors, pursuant to the Fourth Amendment mm Fifth Amendment, dated as of September 28, 2006, to the Credit Agreement, or the Fifth Amendment

         nn Reaffirmation of Guaranty, dated as of September 28, 2006, by each of the Guarantors, pursuant to the Fifth Amendment oo Joinder and Amendment No. 1 to Master Corporate Guaranty, dated as of September 28, 2006, by Playboy Enterprises, Inc., Playboy Enterprises International, Inc., Spice Hot Entertainment, Inc. and Spice Platinum Entertainment, Inc., and accepted by Bank of America, N.A., as agent for the Lenders.

         (items (kk) through (oo) incorporated by reference to Exhibits 10.1.1 through 10.2.3, respectively, from the September 30, 2006 Form 10-Q)

  10.22 Exchange Agreement, dated as of March 11, 2003, among Hugh M. Hefner, Playboy.com, Inc., PEI Holdings, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 4.2 from the 2002 Form 10-K)

  10.23 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner

         a     Letter of Interpretation of Lease

         b     Agreement of Lease

         (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)

         c     Amendment  to  Lease  Agreement  dated  as of  January  12,  1998
               (incorporated by reference to Exhibit 10.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 1998, or the March 31, 1998 Form 10-Q)

         d Lease Subordination Agreement, dated as of March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent for various lenders (see Exhibit 10.21(v))

         (item (d) incorporated by reference to Exhibit 10.9(t) from the 2002 Form 10-K)

  10.24  Los Angeles Office Lease Documents

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

  10.25  Chicago Office Lease Documents

         a     Office  Lease  dated  April  7,  1988  by  and  between   Playboy
               Enterprises, Inc. and LaSalle National Bank as Trustee under Trust No. 112912 (incorporated by reference to Exhibit 10.7(a) from the 1993 Form 10-K)

         b First Amendment to April 7, 1988 Lease dated October 26, 1989 (incorporated by reference to Exhibit 10.15(b) from our annual report on Form 10-K for the year ended June 30, 1995, or the 1995 Form 10-K)

         c Second Amendment to April 7, 1988 Lease dated June 1, 1992 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended December 31, 1992)
         d Third Amendment to April 7, 1988 Lease dated August 30, 1993 (incorporated by reference to Exhibit 10.15(d) from the 1995 Form 10-K)

         e Fourth Amendment to April 7, 1988 Lease dated August 6, 1996 (incorporated by reference to Exhibit 10.20(e) from the 1996 Form 10-K)

         f Fifth Amendment to April 7, 1988 Lease dated March 19, 1998 (incorporated by reference to Exhibit 10.3 from the March 31, 1998 Form 10-Q)

         g Sixth Amendment to April 7, 1988 Lease effective May 1, 2006 (incorporated by reference to Exhibit 10.9.1 from the September 30, 2006 Form 10-Q)

  10.26  New York Office Lease Documents

         a     Agreement  of  Lease  dated  August  11,  1992  between   Playboy
               Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)

         b Second Amendment to August 11, 1992 Lease dated June 28, 2004 (incorporated by reference to Exhibit 10.4 from the June 30, 2004 Form 10-Q)

  10.27  Los Angeles Studio Facility Lease Documents

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

         (items (d) through (g) incorporated by reference to Exhibits 10.17(d) through (g), respectively, from the 2002 Form 10-K)

         h Guaranty dated September 20, 2001 by Playboy Entertainment Group, Inc. in favor of Kingston Andrita LLC (incorporated by reference to Exhibit 10.3(c) from the September 30, 2001 Form 10-Q)

         i Seventh Amendment to September 20, 2001 Lease dated July 23, 2003 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q dated September 30, 2003)

  10.28  Rocklin Studio Facility Lease Documents

         a Agreement of Lease dated September 21, 2005 between Joseph H. Lackey and ICS Entertainment, Inc. (incorporated by reference to
               Exhibit 10.22(a) from the 2005 Form 10-K)

 *10.29  Selected Company Remunerative Plans

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

         d     Amended  and  Restated   Playboy   Enterprises,   Inc.  Board  of
               Directors' Deferred Compensation Plan, effective January 1, 2005

         e     Amended  and  Restated   Playboy   Enterprises,   Inc.   Deferred
               Compensation Plan, effective January 1, 2005

         f Fourth Amendment, dated as of August 30, 2006, to the Playboy Enterprises, Inc. Employee Investment Savings Plan (as amended and restated January 1, 1997)

         (items (d) through (f) incorporated by reference to Exhibits 10.4 through 10.6, respectively, from the September 30, 2006 Form 10-Q)

 *10.30  1991 Directors' Plan

         a Playboy Enterprises, Inc. 1991 NonQualified Stock Option Plan for NonEmployee Directors, as amended

         b     Playboy   Enterprises,   Inc.  1991  NonQualified   Stock  Option
               Agreement for NonEmployee Directors

         (items (a) and (b) incorporated by reference to Exhibits 10.4(rr) and (nn), respectively, from the 1991 Form 10-K)

         c Playboy Enterprises, Inc. 1991 NonQualified Stock Option Plan for NonEmployee Directors, as amended (incorporated by reference to Exhibit 10.23(c) from the 2004 Form 10-K)

 *10.31  1995 Stock Incentive Plan

         a Second Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.25(a) from the 2003 Form 10-K)

         b Form of NonQualified Stock Option Agreement for NonQualified Stock Options which may be granted under the Plan

         c Form of Incentive Stock Option Agreement for Incentive Stock Options which may be granted under the Plan

         d Form of Restricted Stock Agreement for Restricted Stock issued under the Plan

         (items (b), (c) and (d) incorporated by reference to Exhibits 4.3, 4.4 and 4.5, respectively, from our Registration Statement No. 33-58145 on Form S-8 dated March 20, 1995)

         e Form of Section 162(m) Restricted Stock Agreement for Section 162(m) Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(e) from the 1997 Form 10-K)

         f Amendment to the Second Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan (incorporated by reference to
               Exhibit 10.24(f) from the 2004 Form 10-K)

         g Amendment to the Second Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan, effective August 30, 2006 (incorporated by reference to Exhibit 10.7 from the September 30, 2006 Form 10-Q)

         @h Amendment to the Second Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan, effective November 29, 2006

 *10.32  1997 Directors' Plan

         a Amended and Restated 1997 Equity Plan for NonEmployee Directors of Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.6(a) from the 2003 Form 10-K)

         b Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from our quarterly report on Form 10-Q for the quarter ended September 30, 1997)

         c Amendment to the Amended and Restated 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.25(c) from the 2004 Form 10-K)

         @d Amendment to the Amended and Restated 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc., effective November 29, 2006

 *10.33 Form of Nonqualified Option Agreement between Playboy Enterprises, Inc. and each of Dennis S. Bookshester and Sol Rosenthal (incorporated by reference to Exhibit 4.4 from our Registration Statement No. 333-30185 on Form S-8 dated June 27, 1997)

 *10.34  Employee Stock Purchase Plan

         a Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 1997)

         b Amendment to Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.4 from our June 30, 1999 Form 10-Q)

         c Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated through April 25, 2006 (incorporated by reference to Exhibit 10.3 from the June 30, 2006 Form 10-Q)

         @d    Amendment  to  the  Playboy  Enterprises,   Inc.  Employee  Stock
               Purchase Plan, effective November 29, 2006

 *10.35  Selected Employment, Termination and Other Agreements

         a Form of Severance Agreement by and between Playboy Enterprises, Inc. and each of Linda Havard, Christie Hefner, Martha Lindeman, Richard Rosenzweig, Howard Shapiro and Alex Vaickus (incorporated by reference to Exhibit 10.23(a) from the 2001 Form 10-K)

         b Memorandum dated May 21, 2002 regarding severance agreement for Linda Havard (incorporated by reference to Exhibit 10.6 from the June 30, 2002 Form 10-Q)

         c Employment Agreement dated as of September 15, 2006, between Playboy Enterprises, Inc. and Robert Meyers

         d Severance Agreement dated as of September 18, 2006, between Playboy Enterprises, Inc. and Robert Meyers

         (items (c) and (d) are incorporated by reference to Exhibits 10.8.1 and 10.8.2, respectively, from the September 30, 2006 Form 10-Q)

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

                                         PLAYBOY ENTERPRISES, INC.

March 16, 2007                              By /s/Linda Havard
                                               ------------------------
                                            Linda G. Havard
                                            Executive Vice President,
                                            Finance and Operations,
                                            and Chief Financial Officer
                                            (Authorized Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Christie Hefner                                                March 16, 2007
----------------------------------------------
Christie Hefner
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/Richard S. Rosenzweig                                          March 16, 2007
----------------------------------------------
Richard S. Rosenzweig
Executive Vice President and Director

/s/Dennis S. Bookshester                                          March 16, 2007
----------------------------------------------
Dennis S. Bookshester
Director

/s/David I. Chemerow                                              March 16, 2007
----------------------------------------------
David I. Chemerow
Director

/s/Donald G. Drapkin                                              March 16, 2007
----------------------------------------------
Donald G. Drapkin
Director

/s/Charles Hirschhorn                                             March 16, 2007
----------------------------------------------
Charles Hirschhorn
Director

/s/Jerome H. Kern                                                 March 16, 2007
----------------------------------------------
Jerome H. Kern
Director

/s/Russell I. Pillar                                              March 16, 2007
----------------------------------------------
Russell I. Pillar
Director

/s/Sol Rosenthal                                                  March 16, 2007
----------------------------------------------
Sol Rosenthal
Director

/s/Linda Havard                                                   March 16, 2007
---------------------------------------------
Linda G. Havard
Executive Vice President,
Finance and Operations,
and Chief Financial Officer
(Principal Financial and
Accounting Officer)