Form 10-Q
period 2007-03-31
PLAYBOY ENTERPRISES INC
filed 2007-05-09
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

At April 30, 2007, there were 4,864,102 shares of Class A common stock and 28,378,639 shares of Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements," including statements in Part I. Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. We use words such as "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues" and other similar terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      For a detailed discussion of these and other factors that may affect our performance, see Part 1. Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q


                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Statements of Operations and Comprehensive
            Income for the Quarters Ended March 31, 2007 and 2006 (Unaudited)              5

            Condensed Consolidated Balance Sheets at March 31, 2007 (Unaudited)
            and December 31, 2006                                                          6

            Condensed Consolidated Statements of Cash Flows for the Quarters
            Ended March 31, 2007 and 2006 (Unaudited)                                      7

            Notes to Condensed Consolidated Financial Statements (Unaudited)               8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                       13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       17

Item 4.  Controls and Procedures                                                          17

                                   PART II
                              OTHER INFORMATION

Item 1.  Legal Proceedings                                                                18

Item 1A. Risk Factors                                                                     18

Item 6.  Exhibits                                                                         19

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

                                                                       2007        2006
-----------------------------------------------------------------------------------------
Net revenues                                                         $ 85,415    $ 82,120
-----------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                      (66,947)    (63,252)
   Selling and administrative expenses                                (14,583)    (15,337)
-----------------------------------------------------------------------------------------
Total costs and expenses                                              (81,530)    (78,589)
-----------------------------------------------------------------------------------------
Operating income                                                        3,885       3,531
-----------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                      475         607
   Interest expense                                                    (1,362)     (1,428)
   Amortization of deferred financing fees                               (134)       (134)
   Other, net                                                            (139)       (196)
-----------------------------------------------------------------------------------------
Total nonoperating expense                                             (1,160)     (1,151)
-----------------------------------------------------------------------------------------
Income before income taxes                                              2,725       2,380
Income tax expense                                                     (1,251)     (1,591)
-----------------------------------------------------------------------------------------
Net income                                                              1,474         789
-----------------------------------------------------------------------------------------

Other comprehensive income (loss)
   Unrealized gain on marketable securities                                57         120
   Unrealized loss on derivatives                                         (11)         (2)
   Foreign currency translation gain (loss)                              (177)         85
-----------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                  (131)        203
-----------------------------------------------------------------------------------------
Comprehensive income                                                 $  1,343    $    992
=========================================================================================

Weighted average number of common shares outstanding
   Basic                                                               33,230      33,141
=========================================================================================
   Diluted                                                             33,269      33,453
=========================================================================================

Basic and diluted earnings per common share                          $   0.04    $   0.02
=========================================================================================

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

                            PLAYBOY ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                   (Unaudited)
                                                                     March 31,   December 31,
                                                                       2007          2006
---------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                            $  25,234      $  26,748
Marketable securities and short-term investments                        15,208          9,000
Receivables, net of allowance for doubtful accounts of
   $4,161 and $3,688, respectively                                      44,185         47,728
Receivables from related parties                                         2,173          1,791
Inventories                                                             13,338         12,599
Deferred subscription acquisition costs                                 10,445          9,931
Other current assets                                                    11,237          9,426
---------------------------------------------------------------------------------------------
   Total current assets                                                121,820        117,223
---------------------------------------------------------------------------------------------
Property and equipment, net                                             18,860         17,407
Long-term receivables                                                    4,665          4,665
Programming costs, net                                                  56,590         55,183
Goodwill                                                               132,976        132,974
Trademarks                                                              64,141         63,794
Distribution agreements, net of accumulated amortization
   of $3,777 and $3,435, respectively                                   29,363         29,705
Other noncurrent assets                                                 14,457         14,832
---------------------------------------------------------------------------------------------
Total assets                                                         $ 442,872      $ 435,783
=============================================================================================

Liabilities
Acquisition liabilities                                              $  10,776      $  10,773
Accounts payable                                                        30,851         28,846
Accrued salaries, wages and employee benefits                            6,753          4,896
Deferred revenues                                                       46,217         45,050
Accrued litigation settlement                                            2,500          1,800
Other liabilities and accrued expenses                                  13,266         14,124
---------------------------------------------------------------------------------------------
   Total current liabilities                                           110,363        105,489
---------------------------------------------------------------------------------------------
Financing obligations                                                  115,000        115,000
Acquisition liabilities                                                  9,833          9,692
Net deferred tax liabilities                                            18,841         18,422
Other noncurrent liabilities                                            24,019         23,552
---------------------------------------------------------------------------------------------
   Total liabilities                                                   278,056        272,155
---------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued           49             49
   Class B nonvoting - 75,000,000 shares authorized;
      28,755,699 and 28,743,914 issued, respectively                       288            287
Capital in excess of par value                                         227,619        227,775
Accumulated deficit                                                    (56,217)       (57,691)
Treasury stock, at cost, 381,971 shares                                 (5,000)        (5,000)
Accumulated other comprehensive loss                                    (1,923)        (1,792)
---------------------------------------------------------------------------------------------
   Total shareholders' equity                                          164,816        163,628
---------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                           $ 442,872      $ 435,783
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

                            PLAYBOY ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the Quarters Ended March 31 (Unaudited)
                                 (In thousands)

                                                                       2007        2006
-----------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                           $  1,474    $    789
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Depreciation of property and equipment                               1,115         885
   Amortization of intangible assets                                      600         285
   Amortization of investments in entertainment programming             8,581       8,498
   Amortization of deferred financing fees                                134         134
   Deferred income taxes                                                  419         905
   Net change in operating assets and liabilities                       5,351          59
   Investments in entertainment programming                            (9,813)     (9,331)
   Litigation settlement                                                   --      (1,000)
   Stock-based compensation                                              (234)        793
   Other, net                                                            (184)         53
-----------------------------------------------------------------------------------------
Net cash provided by operating activities                               7,443       2,070
-----------------------------------------------------------------------------------------
Cash flows from investing activities
Purchases of investments                                               (6,155)       (185)
Additions to property and equipment                                    (2,576)     (1,099)
-----------------------------------------------------------------------------------------
Net cash used for investing activities                                 (8,731)     (1,284)
-----------------------------------------------------------------------------------------
Cash flows from financing activities
Payments of acquisition liabilities                                      (319)     (1,457)
Proceeds from stock-based compensation                                     39         185
-----------------------------------------------------------------------------------------
Net cash used for financing activities                                   (280)     (1,272)
-----------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents               54          44
-----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                              (1,514)       (442)
Cash and cash equivalents at beginning of period                       26,748      26,089
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                           $ 25,234    $ 25,647
=========================================================================================

  The accompanying Notes to Condensed Consolidated Financial Statements are an
                       integral part of these statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(A)   BASIS OF PREPARATION

      The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring and other adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Certain amounts reported for the prior periods have been reclassified to conform to the current year's presentation.

(B)   RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 2007, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or Statement 159. Statement 159 allows entities to voluntarily elect to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. We are required to adopt Statement 159 at the beginning of 2008. We are currently evaluating the impact of adopting Statement 159 on our future results of operations and financial condition.

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

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. We are required to adopt Statement 157 effective at the beginning of 2008. We are currently evaluating the impact of adopting Statement 157 on our future results of operations and financial condition.

(C)   RESTRUCTURING EXPENSES

      During the quarter ended March 31, 2007, we made cash payments of $0.2 million and $19 thousand related to our 2006 and 2002 restructuring plans, respectively. Of the total costs related to our restructuring plans, approximately $12.2 million was paid by March 31, 2007, with the remaining $0.4 million to be paid through 2008.

      In 2006, we implemented a cost reduction plan that will result in lower overhead costs and annual programming and editorial expenses. As a result of the 2006 restructuring plan, we reported a charge in 2006 of $2.1 million related to costs associated with a workforce reduction of 15 employees. In addition, in 2006, we recorded a favorable adjustment of $0.2 million and an unfavorable adjustment of $0.1 million related to the 2002 and 2001 restructuring plans, respectively, as a result of changes in plan assumptions primarily related to excess office space.

      The  following   table  sets  forth  the  activity  and  balances  of  our
restructuring reserves for the year ended December 31, 2006 and for the three-month period ended March 31, 2007 (in thousands):

                                                            Consolidation
                                                            of Facilities
                                               Workforce         and
                                               Reduction      Operations       Total
-------------------------------------------------------------------------------------
Balance at December 31, 2005                    $     --       $  1,210       $ 1,210
Reserve recorded                                   2,103             --         2,103
Adjustments to previous estimates                     --           (105)         (105)
Other                                                 --           (574)         (574)
Cash payments                                     (1,673)          (263)       (1,936)
-------------------------------------------------------------------------------------
Balance at December 31, 2006                         430            268           698
Cash payments                                       (241)           (19)         (260)
-------------------------------------------------------------------------------------
Balance at March 31, 2007                       $    189       $    249       $   438
=====================================================================================

(D)   EARNINGS PER COMMON SHARE

      The following table sets forth the computations of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

                                                                      Quarters Ended
                                                                        March 31,
                                                                   -------------------
                                                                      2007       2006
--------------------------------------------------------------------------------------
Numerator:
  For basic and diluted EPS - net income                           $  1,474   $    789
======================================================================================
Denominator:
  For basic EPS - weighted average shares                            33,230     33,141
  Effect of dilutive potential common shares:
     Employee stock options and other                                    39        312
--------------------------------------------------------------------------------------
       Dilutive potential common shares                                  39        312
--------------------------------------------------------------------------------------
  For diluted EPS - weighted average shares                          33,269     33,453
======================================================================================
Basic and Diluted EPS                                              $   0.04   $   0.02
======================================================================================

      The following table sets forth the number of shares related to outstanding options to purchase our Class B common stock, or Class B stock, and the potential shares of Class B stock contingently issuable under our 3.00% convertible senior subordinated notes due 2025, or convertible notes. These shares were not included in the computations of diluted EPS for the quarters presented, as their inclusion would have been antidilutive (in thousands):

                                                                       Quarters Ended
                                                                          March 31,
                                                                     -----------------
                                                                       2007       2006
--------------------------------------------------------------------------------------
Stock options                                                         3,166      2,409
Convertible notes                                                     6,758      6,758
--------------------------------------------------------------------------------------
Total                                                                 9,924      9,167
======================================================================================

(E)   INVENTORIES

      The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

                                                                  March 31,   December 31,
                                                                     2007         2006
------------------------------------------------------------------------------------------
Paper                                                              $  3,039      $  2,917
Editorial and other prepublication costs                              7,761         7,425
Merchandise finished goods                                            2,538         2,257
-----------------------------------------------------------------------------------------
Total inventories                                                  $ 13,338      $ 12,599
=========================================================================================

(F)   INCOME TAXES

      Our income tax provision consists of foreign income tax, which relates to our international networks and withholding tax on licensing income, for which we do not receive a current U.S. income tax benefit due to our net operating loss, or NOL, position. Our income tax provision also includes deferred federal and state income taxes related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities.

      In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN
48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. Pursuant to FIN 48 and as a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. At March 31, 2007, we did not have any material unrecognized income tax benefits. We do not expect to recognize significant increases or decreases in unrecognized income tax benefits during 2007.

      Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

      The statute of limitations for tax years 2003 through 2006 remains open to examination by the major U.S. taxing jurisdictions to which we are subject. In addition, for all tax years prior to 2003 generating an NOL, tax authorities can adjust the amount of NOL. In our international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for at least 2002 and subsequent years in all of our major international tax jurisdictions.

(G)   CONTINGENCIES

      In 2006, we recorded $1.8 million, based on an agreement in principle, for the settlement of litigation with Directrix, Inc., or Directrix. The settlement amount, which is subject to Bankruptcy Court approval, will be paid in 2007. The settlement is a compromise of disputed claims and is not an admission of liability. We believe that we had good defenses against Directrix's claims, but made the reasonable business decision to settle the litigation to avoid further management distraction and defense costs, which we had estimated would have approximately equaled the amount of the settlement.

      In 2006, we acquired Club Jenna, Inc. and related companies, a multimedia adult entertainment business, to complement our existing television, online and DVD businesses. We paid $7.7 million at closing with additional payments of $1.6 million, $1.7 million, $2.3 million and $4.3 million required in 2007, 2008, 2009 and 2010, respectively. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on sales of existing content of the acquired business over a ten-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price. No earnout payments have been made through March 31, 2007.

      In 2005, we acquired an affiliate network of websites to complement our existing online business. We paid $8.0 million at closing, $2.0 million in 2006 and an additional payment of $2.0 million is required in 2007. Pursuant to the asset purchase agreement, we are also obligated to make future contingent earnout payments over a five-year period based primarily on the financial performance of the acquired business. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price and/or compensation expense. During 2006, an earnout payment of $0.1 million was made and recorded as additional purchase price. No additional earnout payments have been made in 2007.

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

(H)   BENEFIT PLANS

      We currently maintain a practice of paying a separation allowance under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter, which is not funded. We made cash payments under this policy of $0.1 million and $0.2 million during the quarters ended March 31, 2007 and 2006, respectively.

(I)   STOCK-BASED COMPENSATION

      The following table sets forth stock-based compensation expense (benefit) related to stock options, restricted stock units, other equity awards and our employee stock purchase plan, or ESPP (in thousands):

                                                                    Quarters Ended
                                                                       March 31,
                                                                 --------------------
                                                                   2007        2006
-------------------------------------------------------------------------------------
Stock options                                                    $   (283)   $    709
Restricted stock units                                                 --          35
Other equity awards                                                    42          43
ESPP                                                                    7           6
-------------------------------------------------------------------------------------
Total                                                            $   (234)   $    793
=====================================================================================

      Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, requires that the total amount of compensation cost recognized at the end of the vesting period be based on the number of stock options that actually vest as of the completion of the vesting period. Upon the vesting of certain stock option grants, we adjusted our stock-based compensation expense to reflect actual versus estimated forfeitures through March 31, 2007. During the quarter ended March 31, 2007, we recorded a favorable adjustment of $1.0 million to reflect higher actual than estimated forfeitures for vested stock option grants.

(J)   SEGMENT INFORMATION

      The following table sets forth financial information by reportable segment (in thousands):

                                                                             Quarters Ended
                                                                                March 31,
                                                                       ------------------------
                                                                          2007           2006
-----------------------------------------------------------------------------------------------
Net revenues
Entertainment                                                          $  50,858      $  51,177
Publishing                                                                23,345         23,495
Licensing                                                                 11,212          7,448
-----------------------------------------------------------------------------------------------
Total                                                                  $  85,415      $  82,120
===============================================================================================
Income before income taxes
Entertainment                                                          $   4,304      $   7,873
Publishing                                                                (2,396)        (2,297)
Licensing                                                                  7,677          4,346
Corporate Administration and Promotion                                    (5,700)        (6,391)
Investment income                                                            475            607
Interest expense                                                          (1,362)        (1,428)
Amortization of deferred financing fees                                     (134)          (134)
Other, net                                                                  (139)          (196)
-----------------------------------------------------------------------------------------------
Total                                                                  $   2,725      $   2,380
===============================================================================================

                                                                       March 31,   December 31,
                                                                          2007         2006
-----------------------------------------------------------------------------------------------
Identifiable assets
Entertainment                                                          $ 286,957      $ 288,540
Publishing                                                                37,951         38,146
Licensing                                                                 11,582          9,386
Corporate Administration and Promotion                                   106,382         99,711
-----------------------------------------------------------------------------------------------
Total                                                                  $ 442,872      $ 435,783
===============================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes in Item 1 and with our Annual Report on Form 10-K for the year ended December 31, 2006. All period references are to our fiscal periods unless otherwise indicated.

RESULTS OF OPERATIONS (1)

      The following table sets forth our results of operations (in millions, except per share amounts):

                                                                          Quarters Ended
                                                                             March 31,
                                                                     ----------------------
                                                                       2007          2006
-------------------------------------------------------------------------------------------
Net revenues
Entertainment
  Domestic TV                                                        $   19.7      $   22.3
  International TV                                                       13.8          12.4
  Online/mobile                                                          15.7          15.3
  Other                                                                   1.7           1.2
-------------------------------------------------------------------------------------------
  Total Entertainment                                                    50.9          51.2
-------------------------------------------------------------------------------------------
Publishing
  Domestic magazine                                                      19.1          19.2
  International magazine                                                  1.9           1.7
  Special editions and other                                              2.3           2.6
-------------------------------------------------------------------------------------------
  Total Publishing                                                       23.3          23.5
-------------------------------------------------------------------------------------------
Licensing
  Consumer products                                                       8.7           6.8
  Location-based entertainment                                            0.9            --
  Marketing events                                                        0.3           0.2
  Other                                                                   1.3           0.4
-------------------------------------------------------------------------------------------
  Total Licensing                                                        11.2           7.4
-------------------------------------------------------------------------------------------
Total net revenues                                                   $   85.4      $   82.1
===========================================================================================

Net income
Entertainment
  Before programming amortization and online content expenses        $   14.5      $   17.3
  Programming amortization and online content expenses                  (10.2)         (9.4)
-------------------------------------------------------------------------------------------
  Total Entertainment                                                     4.3           7.9
-------------------------------------------------------------------------------------------
Publishing                                                               (2.4)         (2.3)
-------------------------------------------------------------------------------------------
Licensing                                                                 7.7           4.3
-------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                   (5.7)         (6.4)
-------------------------------------------------------------------------------------------
Operating income                                                          3.9           3.5
-------------------------------------------------------------------------------------------
Nonoperating income (expense)
  Investment income                                                       0.5           0.6
  Interest expense                                                       (1.4)         (1.4)
  Amortization of deferred financing fees                                (0.1)         (0.1)
  Other, net                                                             (0.2)         (0.2)
-------------------------------------------------------------------------------------------
Total nonoperating expense                                               (1.2)         (1.1)
-------------------------------------------------------------------------------------------
Income before income taxes                                                2.7           2.4
Income tax expense                                                       (1.2)         (1.6)
-------------------------------------------------------------------------------------------
Net income                                                           $    1.5      $    0.8
===========================================================================================
Basic and diluted earnings per common share                          $   0.04      $   0.02
===========================================================================================


(1) Certain amounts reported for the prior periods have been reclassified to conform to the current year's presentation.

      Our revenues increased $3.3 million, or 4%, compared to the prior year quarter primarily due to higher Licensing Group revenues.

      Operating income increased $0.4 million, or 10%, compared to the prior year quarter due to higher Licensing Group results combined with lower Corporate Administration and Promotion expense, which more than offset significantly lower Entertainment Group results. Year over year Publishing Group results were comparable. The current year operating results included lower stock option expense as a result of a higher actual than estimated forfeiture rate, which was mostly offset by expense related to a reduction in force.

      Net income of $1.5 million improved by $0.7 million, or 87%, compared to the prior year quarter due to the higher operating results previously discussed combined with a decrease in income tax expense of $0.4 million.

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

ENTERTAINMENT GROUP

      The following discussion focuses on the revenues and profit contribution before programming amortization and online content expenses of each of our Entertainment Group businesses.

      Revenues from our domestic TV networks decreased $2.6 million, or 12%, and profit contribution decreased $2.0 million compared to the prior year quarter. These decreases were due to lower direct-to-home, or DTH, revenues and lower movie network cable pay-per-view revenues as a result of less overall carriage of our linear networks due to the loss of exclusive carriage on one satellite service in the 2006 second quarter and the continuing transition in cable from linear networks to a more competitive video-on-demand, or VOD, environment. Expense related to certain distribution agreements that we began amortizing during the fourth quarter of the prior year and increased distribution expense related to VOD also contributed to the lower profitability. Partially offsetting these decreases were favorable variances related to previously estimated revenues, increased VOD revenues and lower marketing expenses. We believe that domestic TV revenues have stabilized and that they will remain in line with the first quarter, excluding the favorable variances related to the previously estimated revenues.

      International TV revenues increased $1.4 million, or 12%, and profit contribution was flat compared to the prior year quarter.

      Online/mobile revenues increased $0.4 million, or 2%, and profit contribution increased $0.6 million compared to the prior year quarter. Online subscription revenues increased due to our acquisition in June 2006 of Club Jenna, Inc. and related companies, or Club Jenna. Advertising revenues from Playboy.com also increased. E-commerce revenues declined primarily due to licensing our Spice Catalog in September 2006. Mobile revenues decreased primarily due to lower royalties, primarily from Europe.

      Revenues from other businesses increased $0.5 million, or 40%, as profit contribution decreased $0.7 million compared to the prior year quarter. The current quarter results reflected the positive benefits of a full quarter of Playboy Radio on SIRIUS Satellite Radio and of the Club Jenna acquisition, which were more than offset by a legal settlement.

      The group's administrative expenses increased $0.6 million, or 11%, compared to the prior year quarter due in part to higher legal and severance expenses.

      Programming amortization and online content expenses increased $0.8 million, or 8%, compared to the prior year quarter primarily due to increased investments in content to support new and existing websites. We anticipate annual programming amortization and online content expense to be $39.8 million, which could vary based on, among other things, the timing of completion of productions.

      Segment income for the group decreased $3.6 million, or 45%, compared to the prior year quarter due to the operating results previously discussed. We believe that the group's segment income in the last nine months of the current year will be in line with that of the prior year's last nine months.

PUBLISHING GROUP

      Domestic magazine revenues were flat compared to the prior year quarter. Advertising revenues increased $1.0 million due to a 15% increase in advertising pages coupled with a 6% increase in average net revenue per page. Advertising sales for the 2007 second quarter magazine issues are closed, and we expect to report approximately 2% lower advertising revenues and a 6% increase in advertising pages compared to the 2006 second quarter. Subscription revenues decreased $1.0 million primarily due to fewer copies served in the current year quarter. Newsstand revenues were flat compared to the prior year quarter as a 7% decrease in the number of copies sold in the current year quarter was offset by a favorable variance related to prior issues.

      Revenues from special editions and other decreased $0.3 million, or 11%, compared to the prior year quarter, as a 17% decrease in the number of special editions newsstand copies sold in the current year quarter was partially offset by a favorable variance related to prior issues.

      The group's segment results were essentially flat compared to the prior year quarter as the lower revenues previously discussed combined with the allocation of actual post-employment benefit costs from Corporate Administration and Promotion and additional subscription collection costs were mostly offset by lower manufacturing and administration expenses. We continue to believe that the group's segment profitability will be consistent with the financial performance of the last two years.

LICENSING GROUP

      Licensing Group revenues increased $3.8 million, or 51%, compared to the prior year quarter. The current year quarter reflected a $1.3 million sale of original art compared to $0.4 million in the prior year quarter. The current year quarter also reflected royalties from our location-based entertainment venue at the Palms Casino Resort in Las Vegas, which opened in October 2006, and higher consumer products royalties, principally from Europe, Southeast Asia and Australia. The group's segment income increased $3.4 million, or 77%, compared to the prior year quarter as a result of the revenue increases previously discussed. We are now projecting growth of approximately 20 to 25% in the Licensing Group's segment income, excluding the impact of the sale of original art.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expense decreased $0.7 million, or 11%, compared to the prior year quarter, primarily due to the allocation of actual post-employment benefit costs to the Publishing Group in the current year quarter, partially offset by expense related to certain trademark costs that were previously capitalized. We believe Corporate Administration and Promotion expense will increase compared to 2006, reflecting both an inflation-related increase and the impact of the previously mentioned trademark costs.

RESTRUCTURING EXPENSES

      During the quarter ended March 31, 2007, we made cash payments of $0.2 million and $19 thousand related to our 2006 and 2002 restructuring plans, respectively. Of the total costs related to our restructuring plans, approximately $12.2 million was paid by March 31, 2007, with the remaining $0.4 million to be paid through 2008.

INCOME TAX EXPENSE

      Our effective income tax rate differs from the U.S. statutory rate. Our income tax provision consists of foreign income tax, which relates to our international networks and withholding tax on licensing income, for which we do not receive a current U.S. income tax benefit due to our net operating loss position. Our income tax provision also includes deferred federal and state income taxes related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities.

      In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN
48. We adopted FIN 48 on January 1, 2007. Pursuant to FIN 48 and as a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. At March 31, 2007, we did not have any material unrecognized income tax benefits. We do not expect to recognize significant increases or decreases in unrecognized tax benefits during 2007.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2007, we had $25.2 million in cash and cash equivalents compared to $26.7 million in cash and cash equivalents at December 31, 2006. We also had $9.0 million and $3.0 million of auction rate securities, or ARS, included in marketable securities and short-term investments at March 31, 2007 and December 31, 2006, respectively. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, typically every 28 days, there is a new auction process. Total financing obligations were $115.0 million at both March 31, 2007 and December 31, 2006.

      At March 31, 2007, cash generated from our operating activities, existing cash and cash equivalents and marketable securities and short-term investments were fulfilling our liquidity requirements. We also had a $50.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both. At March 31, 2007, there were no borrowings and $10.6 million in letters of credit outstanding under this facility, resulting in $39.4 million of available borrowings under this facility.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities was $7.4 million, an increase of $5.4 million compared to the prior year quarter primarily due to changes in working capital.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $8.7 million, an increase of $7.4 million compared to the prior year quarter. This increase was primarily due to the purchase of $6.0 million in ARS and capital expenditures of $2.6 million, which were primarily related to leasehold improvements at our New York office and Los Angeles programming facility and technology-related items.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities was $0.3 million, a decrease of $1.0 million compared to the prior year quarter primarily due to lower acquisition liability payments related to our international TV business.

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS

      The positive effect of foreign currency exchange rates on cash and cash equivalents during the current year and prior year quarter was due to the weakening of the U.S. dollar against the Euro and pound sterling.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 2007, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or Statement 159. Statement 159 allows entities to voluntarily elect to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. We are required to adopt Statement 159 at the beginning of 2008. We are currently evaluating the impact of adopting Statement 159 on our future results of operations and financial condition.

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

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. We are required to adopt Statement 157 effective at the beginning of 2008. We are currently evaluating the impact of adopting Statement 157 on our future results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At March 31, 2007, we did not have any floating interest rate exposure. All of our outstanding debt as of that date consisted of the 3.00% convertible senior subordinated notes due 2025, or convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes will be influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. At March 31, 2007, the convertible notes had an implied fair value of $108.7 million.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There have been no material changes to our Legal Proceedings as contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A. RISK FACTORS

      There have been no material changes to our Risk Factors as contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

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


                                              PLAYBOY ENTERPRISES, INC.
                                                    (Registrant)


Date: May 9, 2007                             By     /s/ Linda Havard
                                                     ----------------
                                                     Linda G. Havard
                                                     Executive Vice President,
                                                     Finance and Operations,
                                                     and Chief Financial Officer
                                                     (Authorized Officer and
                                                     Principal Financial and
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