Form 10-Q
period 2007-06-30
PLAYBOY ENTERPRISES INC
filed 2007-08-09
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [_]  Accelerated filer  [X]  Non-accelerated filer  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  [_]    No  [X]

At July 31, 2007, there were 4,864,102 shares of Class A common stock and 28,387,357 shares of Class B common stock outstanding.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements," including statements in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. We use words such as "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues" and other similar terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

(6) Risks as a distributor of media content, including our becoming subject to claims for defamation, invasion of privacy, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials we distribute;

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

     For a detailed discussion of these and other factors that may affect our performance, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

            Condensed Consolidated Statements of Operations and
            Comprehensive Income/Loss for the Quarters Ended
            June 30, 2007 and 2006 (Unaudited)                                 5

            Condensed Consolidated Statements of Operations and
            Comprehensive Income/Loss for the Six Months Ended
            June 30, 2007 and 2006  (Unaudited)                                6

            Condensed Consolidated Balance Sheets at June 30, 2007
            (Unaudited) and December 31, 2006                                  7

            Condensed Consolidated Statements of Cash Flows for
            the Six Months Ended June 30, 2007 and 2006 (Unaudited)            8

            Notes to Condensed Consolidated Financial Statements (Unaudited)   9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.   Controls and Procedures                                             20


                                       PART II
                                  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   21

Item 1A.  Risk Factors                                                        21

Item 4.   Submissions of Matters to a Vote of Security Holders                21

Item 6.   Exhibits                                                            22

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

                                                              2007           2006
---------------------------------------------------------------------------------
Net revenues                                           $    85,652    $    80,477
---------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                           (66,532)       (65,567)
   Selling and administrative expenses                     (15,157)       (14,257)
   Restructuring expenses                                     (110)        (1,906)
---------------------------------------------------------------------------------
Total costs and expenses                                   (81,799)       (81,730)
---------------------------------------------------------------------------------
Gain on disposal                                                --             29
---------------------------------------------------------------------------------
Operating income (loss)                                      3,853         (1,224)
---------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                           623            602
   Interest expense                                         (1,204)        (1,281)
   Amortization of deferred financing fees                    (134)          (134)
   Other, net                                                 (168)            50
---------------------------------------------------------------------------------
Total nonoperating expense                                    (883)          (763)
---------------------------------------------------------------------------------
Income (loss) before income taxes                            2,970         (1,987)
Income tax expense                                          (1,059)        (1,320)
---------------------------------------------------------------------------------
Net income (loss)                                            1,911         (3,307)
=================================================================================

Other comprehensive income (loss)
   Unrealized gain (loss) on marketable securities              96           (111)
   Unrealized gain (loss) on derivatives                        47            (59)
   Foreign currency translation gain (loss)                   (108)           502
---------------------------------------------------------------------------------
Total other comprehensive income                                35            332
---------------------------------------------------------------------------------
Comprehensive income (loss)                            $     1,946    $    (2,975)
=================================================================================

Weighted average number of common shares outstanding
   Basic                                                    33,243         33,158
=================================================================================
   Diluted                                                  33,272         33,158
=================================================================================
Basic and diluted earnings (loss) per common share     $      0.06    $     (0.10)
=================================================================================

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

                                                              2007           2006
---------------------------------------------------------------------------------
Net revenues                                           $   171,067    $   162,597
---------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                          (133,479)      (128,819)
   Selling and administrative expenses                     (29,740)       (29,594)
   Restructuring expenses                                     (110)        (1,906)
---------------------------------------------------------------------------------
Total costs and expenses                                  (163,329)      (160,319)
---------------------------------------------------------------------------------
Gain on disposal                                                --             29
---------------------------------------------------------------------------------
Operating income                                             7,738          2,307
---------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                         1,098          1,209
   Interest expense                                         (2,566)        (2,709)
   Amortization of deferred financing fees                    (268)          (268)
   Other, net                                                 (307)          (146)
---------------------------------------------------------------------------------
Total nonoperating expense                                  (2,043)        (1,914)
---------------------------------------------------------------------------------
Income before income taxes                                   5,695            393
Income tax expense                                          (2,310)        (2,911)
---------------------------------------------------------------------------------
Net income (loss)                                            3,385         (2,518)
=================================================================================

Other comprehensive income (loss)
   Unrealized gain on marketable securities                    153              9
   Unrealized gain (loss) on derivatives                        36            (61)
   Foreign currency translation gain (loss)                   (285)           417
---------------------------------------------------------------------------------
Total other comprehensive income (loss)                        (96)           365
---------------------------------------------------------------------------------
Comprehensive income (loss)                            $     3,289    $    (2,153)
=================================================================================

Weighted average number of common shares outstanding
   Basic                                                    33,236         33,149
=================================================================================
   Diluted                                                  33,271         33,149
=================================================================================

Basic and diluted earnings (loss) per common share     $      0.10    $     (0.08)
=================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PLAYBOY ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                           (Unaudited)
                                                              June 30,   December 31,
                                                                  2007           2006
-------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                  $    26,391    $    26,748
Marketable securities and short-term investments                 9,013          9,000
Receivables, net of allowance for doubtful accounts of
  $4,645 and $3,688, respectively                               41,502         47,728
Receivables from related parties                                 2,066          1,791
Inventories                                                     13,086         12,599
Deferred subscription acquisition costs                          9,385          9,931
Other current assets                                            11,226          9,426
-------------------------------------------------------------------------------------
   Total current assets                                        112,669        117,223
-------------------------------------------------------------------------------------
Long-term investments                                            6,279             --
Property and equipment, net                                     19,962         17,407
Long-term receivables                                            4,517          4,665
Programming costs, net                                          54,621         55,183
Goodwill                                                       133,531        132,974
Trademarks                                                      64,705         63,794
Distribution agreements, net of accumulated amortization
   of $4,119 and $3,435, respectively                           29,021         29,705
Other noncurrent assets                                         13,850         14,832
-------------------------------------------------------------------------------------
Total assets                                               $   439,155    $   435,783
=====================================================================================

Liabilities
Acquisition liabilities                                    $     7,514    $    10,773
Accounts payable                                                32,381         28,846
Accrued salaries, wages and employee benefits                    4,738          4,896
Deferred revenues                                               44,325         45,050
Accrued litigation settlement                                    1,800          1,800
Other liabilities and accrued expenses                          14,075         14,124
-------------------------------------------------------------------------------------
   Total current liabilities                                   104,833        105,489
-------------------------------------------------------------------------------------
Financing obligations                                          115,000        115,000
Acquisition liabilities                                          8,048          9,692
Net deferred tax liabilities                                    19,260         18,422
Other noncurrent liabilities                                    24,616         23,552
-------------------------------------------------------------------------------------
   Total liabilities                                           271,757        272,155
-------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized;
    4,864,102 issued                                                49             49
   Class B nonvoting - 75,000,000 shares authorized;
    28,765,219 and 28,743,914 issued, respectively                 288            287
Capital in excess of par value                                 228,255        227,775
Accumulated deficit                                            (54,306)       (57,691)
Treasury stock, at cost, 381,971 shares                         (5,000)        (5,000)
Accumulated other comprehensive loss                            (1,888)        (1,792)
-------------------------------------------------------------------------------------
   Total shareholders' equity                                  167,398        163,628
-------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                 $   439,155    $   435,783
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

                            PLAYBOY ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the Six Months Ended June 30 (Unaudited)
                                 (In thousands)

                                                                  2007           2006
-------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                          $     3,385    $    (2,518)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
   Depreciation of property and equipment                        2,232          1,827
   Amortization of intangible assets                             1,158            612
   Amortization of investments in
    entertainment programming                                   17,444         17,561
   Amortization of deferred financing fees                         268            268
   Deferred income taxes                                           838          2,151
   Net change in operating assets and liabilities                8,218            180
   Investments in entertainment programming                    (17,627)       (19,545)
   Stock-based compensation                                        359          1,794
   Other, net                                                      301            932
-------------------------------------------------------------------------------------
Net cash provided by operating activities                       16,576          3,262
-------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                                         (105)        (7,761)
Purchases of investments                                        (6,384)          (267)
Proceeds from sales of investments                                  --         11,000
Additions to property and equipment                             (5,030)        (2,826)
-------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities           (11,519)           146
-------------------------------------------------------------------------------------
Cash flows from financing activities
Payments of acquisition liabilities                             (5,669)        (4,511)
Proceeds from stock-based compensation                              82            227
-------------------------------------------------------------------------------------
Net cash used for financing activities                          (5,587)        (4,284)
-------------------------------------------------------------------------------------
Effect of exchange rate changes on cash
 and cash equivalents                                               173            343
-------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                         (357)          (533)
Cash and cash equivalents at beginning of period                26,748         26,089
-------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $    26,391    $    25,556
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

(B)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 2007, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or Statement 159. Statement 159 allows entities to voluntarily elect to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. We are required to adopt Statement 159 at the beginning of 2008. The impact of the adoption of Statement 159 will be dependent upon the extent to which we elect to measure eligible items at fair value. We are currently evaluating the impact, if any, of adopting Statement 159 on our future results of operations and financial condition.

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. We are required to adopt Statement 157 effective at the beginning of 2008. We are currently evaluating the impact, if any, of adopting Statement 157 on our future results of operations and financial condition.

(C)  RESTRUCTURING EXPENSES

     In 2006, we implemented a cost reduction plan that has resulted in lower overhead costs and annual programming and editorial expenses. As a result of the 2006 restructuring plan, we reported a charge in 2006 of $2.1 million related to costs associated with a workforce reduction of 15 employees.

     During the quarter ended June 30, 2007, we recorded an unfavorable adjustment of $47 thousand related to our 2002 and 2001 restructuring plans and an unfavorable adjustment of $63 thousand related to our 2006 restructuring plan as a result of changes in plan assumptions related to excess office space and employee severance. In addition, in 2006, we recorded a favorable adjustment of $0.2 million and an unfavorable adjustment of $0.1 million related to our 2002 and 2001 restructuring plans, respectively, as a result of changes in plan assumptions primarily related to excess office space.

     During the six-month period ended June 30, 2007, we made cash payments of $0.5 million related to prior years' restructuring plans. Of the total costs related to our restructuring plans, approximately $12.4 million was paid through June 30, 2007, with the remaining $0.3 million to be paid through 2008.

     The   following   table  sets  forth  the  activity  and  balances  of  our
restructuring reserves for the year ended December 31, 2006 and for the six-month period ended June 30, 2007 (in thousands):

                                                         Consolidation
                                                         of Facilities
                                              Workforce            and
                                              Reduction     Operations          Total
-------------------------------------------------------------------------------------
Balance at December 31, 2005                $        --    $     1,210    $     1,210
Reserve recorded                                  2,103             --          2,103
Adjustments to previous estimates                    --           (105)          (105)
Other                                                --           (574)          (574)
Cash payments                                    (1,673)          (263)        (1,936)
-------------------------------------------------------------------------------------
Balance at December 31, 2006                        430            268            698
Adjustments to previous estimates                    63             47            110
Cash payments                                      (455)           (37)          (492)
-------------------------------------------------------------------------------------
Balance at June 30, 2007                    $        38    $       278    $       316
=====================================================================================

(D)  EARNINGS PER COMMON SHARE

     The following table sets forth the computations of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

                                                       Quarters Ended               Six Months Ended
                                                          June 30,                       June 30,
                                                  -------------------------    -------------------------
                                                         2007          2006           2007          2006
--------------------------------------------------------------------------------------------------------
Numerator:
  For basic and diluted EPS - net income (loss)   $     1,911   $    (3,307)   $     3,385   $    (2,518)
========================================================================================================

Denominator:
  For basic EPS - weighted average shares              33,243        33,158         33,236        33,149
  Effect of dilutive potential common shares:
     Employee stock options and other                      29            --             35            --
--------------------------------------------------------------------------------------------------------
      Dilutive potential common shares                     29            --             35            --
--------------------------------------------------------------------------------------------------------
For diluted EPS - weighted average shares              33,272        33,158         33,271        33,149
========================================================================================================

Basic and diluted earnings (loss)
 per common share                                 $      0.06   $     (0.10)   $      0.10   $     (0.08)
========================================================================================================

     The following table sets forth the number of shares related to outstanding options to purchase our Class B common stock, or Class B stock, and the potential shares of Class B stock contingently issuable under our 3.00% convertible senior subordinated notes due 2025, or convertible notes. These shares were not included in the computations of diluted EPS for the quarters and six-month periods ended June 30, 2007 and 2006, as their inclusion would have been antidilutive (in thousands):

                                Quarters Ended               Six Months Ended
                                   June 30,                       June 30,
                          -------------------------       -----------------------
                             2007            2006            2007            2006
---------------------------------------------------------------------------------
Stock options               3,283           3,975           3,220           3,192
Convertible notes           6,758           6,758           6,758           6,758
---------------------------------------------------------------------------------
Total                      10,041          10,733           9,978           9,950
=================================================================================

(E)  INVENTORIES

     The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

                                                          June 30,  December 31,
                                                              2007          2006
--------------------------------------------------------------------------------
Paper                                                  $     3,215   $     2,917
Editorial and other prepublication costs                     7,100         7,425
Merchandise finished goods                                   2,771         2,257
--------------------------------------------------------------------------------
Total inventories                                      $    13,086   $    12,599
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

     We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. As a result of our recent cumulative  losses  in the  U.S.  and  certain  foreign  jurisdictions,  we have concluded that a full valuation allowance should be recorded for such jurisdictions.

     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN
48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. Pursuant to FIN 48 and as a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. There have been no material changes to the amount of uncertain tax positions since the adoption of FIN 48. At June 30, 2007, we did not have any material unrecognized income tax benefits. We do not expect to recognize significant increases or decreases in unrecognized income tax benefits over the next 12 months.

     Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

     We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2006 tax years generally remain subject to examination by federal and most state tax authorities.

(G)  CONTINGENCIES

     In 2006, we recorded a charge of $1.8 million, based on an agreement in principle, for the settlement of litigation with Directrix, Inc., or Directrix. The settlement amount, which was subject to Bankruptcy Court approval, was paid in August 2007. The settlement is a compromise of disputed claims and is not an admission of liability. We believe that we had good defenses against Directrix's claims, but made the reasonable business decision to settle the litigation to avoid further management distraction and defense costs, which we had estimated would have approximately equaled the amount of the settlement.

     In 2006, we acquired Club Jenna, Inc. and related companies, a multimedia adult entertainment business, to complement our existing television, online and DVD businesses. We paid $7.7 million at closing and $1.6 million in 2007 with additional payments of $1.7 million, $2.3 million and $4.3 million required in 2008, 2009 and 2010, respectively. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on sales of existing content of the acquired business over a ten-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price. No earnout payments have been made through June 30, 2007.

     In 2005, we acquired an affiliate network of websites to complement our existing online business. We paid $8.0 million at closing and $2.0 million in 2006, and an additional payment of $2.0 million is required in 2007. Pursuant to the asset purchase agreement, we are also obligated to make future contingent earnout payments over a five-year period based primarily on the financial performance of the acquired business. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price and/or compensation expense. During 2007 and 2006, earnout payments of $0.1 million were made each year and recorded as additional purchase price.

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

(H)  BENEFIT PLANS

     We currently maintain a practice of paying a separation allowance under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter, which is not funded. We made cash payments under this policy of $0.1 million and $0.2 million during the quarter and six-month period ended June 30, 2007, respectively, and $0.1 million and $0.2 million during the quarter and six-month period ended June 30, 2006, respectively.

(I)  STOCK-BASED COMPENSATION

     Upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), we began estimating the value of options on the date of grant using the Lattice Binomial model, or Lattice model. The Lattice model requires extensive analysis of actual exercise and cancellation data and includes a number of complex assumptions related to expected volatility, risk-free interest rate, expected dividends and option exercises and cancellations.

     The following table sets forth the assumptions used for the Lattice model:

                                   Quarters Ended                    Six Months Ended
                                       June 30,                           June 30,
                            ---------------------------        -----------------------------
                                    2007           2006                2007             2006
--------------------------------------------------------------------------------------------
Expected volatility             25% - 41%      29% - 43%           25% - 41%        29% - 43%
Weighted average volatility           34%            38%                 34%              38%
Risk-free interest rate     4.67% - 5.04%  4.32% - 4.66%       4.67% - 5.04%    4.32% - 4.66%
Expected dividends                    --             --                  --               --
--------------------------------------------------------------------------------------------

     The expected life of stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the Lattice model. The expected life of stock options is impacted by all of the underlying assumptions and calibration of the Lattice model. The Lattice model assumes that exercise behavior is a function of the option's contractual term, vesting schedule and the extent to which the option's intrinsic value exceeds the exercise price.

     During the quarter and six-month period ended June 30, 2007, we granted 160,000 stock options, exercisable for shares of our Class B Stock, which will vest over a three-year period from the grant date and expire ten years from the grant date. There were no stock options granted during the second quarter of 2006; during the six-month period ended June 30, 2006, we granted 670,500 stock options. The weighted average expected life for options granted during the current quarter and six-month period was 6.3 years and during the six-month period of 2006 was 5.8 years. The weighted average fair value per share for stock options granted during the current quarter and six-month period was $4.64 and during the six-month period of 2006 was $6.40.

     During the quarter and six-month period ended June 30, 2007, we granted 250,625 restricted stock units, which provide for the issuance of our Class B stock if our two-year cumulative operating income target thresholds are met as of December 31, 2008, with an additional one-year holding period for restricted stock units that vest based on performance. There were no restricted stock units granted during the second quarter of 2006; during the six-month period ended June 30, 2006, we granted 188,500 restricted stock units. The weighted average grant date fair value for restricted stock units granted during the current quarter and six-month period was $10.61 and during the six-month period of 2006 was $14.51.

     The following table sets forth stock-based compensation expense related to stock options, restricted stock units, other equity awards and our employee stock purchase plan, or ESPP (in thousands):

                                  Quarters Ended            Six Months Ended
                                     June 30,                   June 30,
                              ---------------------      ---------------------
                                   2007        2006           2007        2006
------------------------------------------------------------------------------
Stock options                 $     448   $     796      $     165   $   1,505
Restricted stock units               87         160             87         195
Other equity awards                  50          37             92          80
ESPP                                  8           8             15          14
------------------------------------------------------------------------------
Total                         $     593   $   1,001      $     359   $   1,794
==============================================================================

     Statement 123(R) requires that the total amount of compensation expense recognized reflects the number of stock options that actually vest as of the completion of the vesting period. Upon the vesting of certain stock option grants, we adjusted our stock-based compensation expense to reflect actual versus estimated forfeitures. During the quarter ended March 31, 2007, we recorded a favorable adjustment of $1.0 million to reflect that actual forfeitures for vested stock option grants exceeded the estimated amounts.

(J)  SEGMENT INFORMATION

     The following table sets forth financial information by reportable segment (in thousands):

                                              Quarters Ended              Six Months Ended
                                                 June 30,                     June 30,
                                          ------------------------    ------------------------
                                                2007          2006          2007          2006
----------------------------------------------------------------------------------------------
Net revenues
Entertainment                             $   51,838    $   47,545    $  102,696    $   98,722
Publishing                                    22,658        23,790        46,003        47,285
Licensing                                     11,156         9,142        22,368        16,590
----------------------------------------------------------------------------------------------
Total                                     $   85,652    $   80,477    $  171,067    $  162,597
==============================================================================================
Income (loss) before income taxes
Entertainment                             $    7,301    $    4,881    $   11,605    $   12,754
Publishing                                    (2,273)       (1,752)       (4,669)       (4,049)
Licensing                                      5,523         4,076        13,200         8,422
Corporate Administration and Promotion        (6,588)       (6,552)      (12,288)      (12,943)
Restructuring expenses                          (110)       (1,906)         (110)       (1,906)
Gain on disposal                                  --            29            --            29
Investment income                                623           602         1,098         1,209
Interest expense                              (1,204)       (1,281)       (2,566)       (2,709)
Amortization of deferred financing fees         (134)         (134)         (268)         (268)
Other, net                                      (168)           50          (307)         (146)
----------------------------------------------------------------------------------------------
Total                                     $    2,970    $   (1,987)   $    5,695    $      393
==============================================================================================


                                                                         June 30,      Dec. 31,
                                                                             2007          2006
-----------------------------------------------------------------------------------------------
Identifiable assets
Entertainment                                                         $   283,998   $   288,540
Publishing                                                                 35,071        38,146
Licensing                                                                  11,368         9,386
Corporate Administration and Promotion                                    108,718        99,711
-----------------------------------------------------------------------------------------------
Total                                                                 $   439,155   $   435,783
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

RESULTS OF OPERATIONS (1)

     The following table sets forth our results of operations (in millions, except per share amounts):

                                              Quarters Ended   Six Months Ended
                                                  June 30,          June 30,
                                             ----------------  ----------------
                                                2007     2006     2007     2006
-------------------------------------------------------------------------------
Net revenues
Entertainment
  Domestic TV                                $  21.6  $  20.9  $  41.3  $  43.2
  International TV                              13.7     11.7     27.5     24.1
  Online/mobile                                 14.6     13.5     30.3     28.8
  Other                                          1.9      1.4      3.6      2.6
-------------------------------------------------------------------------------
  Total Entertainment                           51.8     47.5    102.7     98.7
-------------------------------------------------------------------------------
Publishing
  Domestic magazine                             19.0     20.2     38.1     39.4
  International magazine                         1.8      1.6      3.7      3.3
  Special editions and other                     1.9      2.0      4.2      4.6
-------------------------------------------------------------------------------
  Total Publishing                              22.7     23.8     46.0     47.3
-------------------------------------------------------------------------------
Licensing
  Consumer products                              7.5      6.9     16.2     13.7
  Location-based entertainment                   0.9       --      1.8      --
  Marketing events                               2.3      2.3      2.6      2.5
  Other                                          0.5       --      1.8      0.4
-------------------------------------------------------------------------------
  Total Licensing                               11.2      9.2     22.4     16.6
-------------------------------------------------------------------------------
Total net revenues                           $  85.7  $  80.5  $ 171.1  $ 162.6
===============================================================================

Net income (loss)
Entertainment
  Before programming amortization and
   online content expenses                   $  17.4  $  15.2  $  31.9  $  32.5
  Programming amortization and online
   content expenses                            (10.1)   (10.3)   (20.3)   (19.7)
--------------------------------------------------------------------------------
  Total Entertainment                            7.3      4.9     11.6     12.8
-------------------------------------------------------------------------------
Publishing                                      (2.3)    (1.8)    (4.7)    (4.1)
-------------------------------------------------------------------------------
Licensing                                        5.5      4.1     13.2      8.4
-------------------------------------------------------------------------------
Corporate Administration and Promotion          (6.6)    (6.5)   (12.3)   (12.9)
-------------------------------------------------------------------------------
Segment income                                   3.9      0.7      7.8      4.2
Restructuring expenses                          (0.1)    (1.9)    (0.1)    (1.9)
-------------------------------------------------------------------------------
Operating income (loss)                          3.8     (1.2)     7.7      2.3
-------------------------------------------------------------------------------
Nonoperating income (expense)
  Investment income                              0.6      0.6      1.1      1.2
  Interest expense                              (1.1)    (1.3)    (2.5)    (2.7)
  Amortization of deferred financing fees       (0.2)    (0.2)    (0.3)    (0.3)
  Other, net                                    (0.1)     0.1     (0.3)    (0.1)
-------------------------------------------------------------------------------
Total nonoperating expense                      (0.8)    (0.8)    (2.0)    (1.9)
-------------------------------------------------------------------------------
Income (loss) before income taxes                3.0     (2.0)     5.7      0.4
Income tax expense                              (1.1)    (1.3)    (2.3)    (2.9)
-------------------------------------------------------------------------------
Net income (loss)                            $   1.9  $  (3.3) $   3.4  $  (2.5)
===============================================================================
Basic and diluted earnings (loss)
 per common share                            $  0.06  $ (0.10) $  0.10  $ (0.08)
===============================================================================

(1) Certain amounts reported for the prior periods have been reclassified to conform to the current year's presentation.

     Our revenues increased $5.2 million, or 6.4%, and $8.5 million, or 5.2%, for the quarter and six-month period, respectively, driven by higher revenues from our Entertainment and Licensing Groups.

     Segment income increased $3.2 million and $3.6 million for the quarter and six-month period, respectively. The quarter comparison reflected increased profits from our Entertainment and Licensing Groups, which were partially offset by lower Publishing Group results. The six-month comparison reflected increased profits from our Licensing Group and lower Corporate Administration and Promotion expenses, partially offset by lower results from our Entertainment and Publishing Groups.

     Operating income increased $5.0 million and $5.4 million for the quarter and six-month period, respectively, due to the improved segment income coupled with $1.8 million lower restructuring expenses in the current year.

     Net income of $1.9 million and $3.4 million for the quarter and six-month period, respectively, improved by $5.2 million and $5.9 million compared to the respective prior year periods primarily due to the operating results previously discussed.

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

ENTERTAINMENT GROUP

     The following discussion focuses on the revenues and profit contribution of each of our Entertainment Group businesses before programming amortization and online content expenses.

     Revenues from our domestic TV networks increased $0.7 million, or 4%, for the quarter and decreased $1.9 million, or 4%, for the six-month period. The increase for the quarter was primarily due to higher video-on-demand, or VOD, revenues net of lower movie network revenues, together with an increase in Playboy TV revenues. The decrease in revenues for the six-month period was principally due to a decrease in movie network revenues, net of higher VOD revenues coupled with lower linear Playboy TV revenues. Favorable variances related to previously estimated revenues also impacted the quarter and six-month period. We believe that second half domestic TV revenues will be approximately equal to the first half, excluding the favorable variances related to previously estimated revenues.

     Profit contribution from our domestic TV networks increased $0.9 million for the quarter and decreased $1.1 million for the six-month period. In addition to the previously discussed revenue performance, profit contribution was also impacted by lower marketing expenses related to timing of expenditures, partially offset by increased volume-related VOD distribution expenses and expense related to certain carriage distribution agreements that we began amortizing during the fourth quarter of the prior year.

     International TV revenues increased $2.0 million, or 16%, and $3.4 million, or 14%, and profit contribution increased $1.7 million and $1.5 million for the quarter and six-month period, respectively, reflecting revenue growth in our UK and other European networks. While foreign exchange rate fluctuations resulted in increases in both revenues and expenses, the fluctuations had an immaterial impact on profit contribution. We believe that international TV revenues will continue to improve for the remainder of 2007.

     Online/mobile revenues increased $1.1 million, or 8%, and $1.5 million, or 5%, and profit contribution increased $0.5 million and $1.1 million for the quarter and six-month period, respectively. Online subscription revenues were higher in both periods primarily due to our acquisition of Club Jenna, Inc. and related companies, or Club Jenna, in June 2006. E-commerce revenues were higher due to improved sales from our Playboy Catalog and revenues from our new BUNNYshop Catalog, more than offsetting the impact of licensing our Spice Catalog in September 2006, leading to lower revenues but higher profit contribution.

     Revenues from other businesses increased $0.5 million, or 37%, and $1.0 million, or 38%, for the quarter and six-month period, respectively. Profit contribution increased $0.2 million for the quarter and decreased $0.5 million for the six-month period. The improvement was largely due to the Club Jenna acquisition, and the six-month negative comparison was largely due to a legal settlement recorded in the current year.

     The group's administrative expenses increased $1.0 million, or 23%, and $1.6 million, or 16%, for the quarter and six-month period, respectively, primarily to support the acquired businesses.

     Programming amortization and online content expense decreased $0.2 million, or 2%, for the quarter and increased $0.6 million, or 3%, for the six-month period. The six-month period reflected larger investments in online content. We anticipate that 2007 programming amortization and online content expense will be less than $40.0 million, compared to $41.8 million for 2006.

     Segment  income  for the group  increased  $2.4  million,  or 50%,  for the
quarter  and  decreased  $1.2  million,   or  9%,  for  the  six-month   period,
respectively, due to the operating results previously discussed.

PUBLISHING GROUP

     Domestic magazine revenues decreased $1.2 million, or 6%, and $1.3 million, or 3%, for the quarter and six-month period, respectively. A continuation of negative industry trends caused circulation revenues to decrease, with subscription revenues decreasing $0.9 million, or 8%, and $1.9 million, or 8%, for the quarter and six-month period, respectively, primarily due to downward pressure on both renewal rates and direct-to-publisher subscription acquisitions. Newsstand revenues decreased $0.2 million, or 8%, and $0.3 million, or 5%, for the quarter and six-month period, respectively, due to 10% and 7% fewer copies sold, respectively. Advertising revenues were $0.2 million lower for the quarter but $0.9 million higher for the six-month period. The quarter results reflect an 8% decrease in average net revenue per page due to a change in the mix of advertisers, partially offset by a 5% increase in advertising pages. The improvement in the six-month period reflects a 10% increase in advertising pages, partially offset by a 2% decrease in average net revenue per page, again due to a change in the mix of advertisers. Advertising sales for the 2007 third quarter magazine issues are closed, and we expect to report approximately 5% higher advertising revenues and a 9% increase in advertising pages compared to the 2006 third quarter.

     International magazine revenues increased $0.2 million, or 14%, and $0.4 million, or 13%, for the quarter and six-month period, respectively.

     Special editions and other revenues were flat for the quarter and decreased $0.4 million, or 9%, for the six-month period. Fewer special editions newsstand copies sold in both periods resulted in lower revenues of $0.4 million and $0.6 million for the quarter and six-month period, respectively.

     The group's segment loss increased $0.5 million, or 30%, and $0.6 million, or 15%, for the quarter and six-month period, respectively, because the periods also included post-employment benefit costs related to senior editorial employees and additional expensing of subscription collection costs. On a comparable basis, segment results would have improved for the quarter and six-month period as cost reductions more than offset the circulation revenue declines previously discussed and higher editorial costs. As a result of the continuing difficult market trends and the post-employment benefit and subscription collection costs, we believe that the group's segment profitability will likely be in line with what we reported in 2005.

LICENSING GROUP

     Licensing Group revenues increased $2.0 million, or 22%, and $5.8 million, or 35%, for the quarter and six-month period, respectively, reflecting royalties from our location-based entertainment venue at the Palms Casino Resort in Las Vegas, which opened in October 2006, and higher consumer products royalties. The quarter and six-month period also reflected $0.4 million and $1.7 million, respectively, in sales of original artwork compared to none and $0.4 million in the prior year periods, respectively. The group's segment income increased $1.4 million, or 36%, and $4.8 million, or 57%, for the quarter and six-month period, respectively, as a result of these revenue increases, partially offset by growth-related costs. We continue to project growth of approximately 20 to 25% in the Licensing Group's segment income, excluding the impact of sales of original art.

CORPORATE ADMINISTRATION AND PROMOTION

     Corporate Administration and Promotion expenses were flat for the quarter and decreased $0.6 million, or 5%, for the six-month period, with both periods reflecting additional expense related to certain trademark costs that were previously capitalized, the previously mentioned allocation of actual post-employment benefit costs to the Publishing Group and lower marketing expenses.

RESTRUCTURING EXPENSES

     During the quarter ended June 30, 2007, we recorded an unfavorable adjustment of $0.1 million related to prior restructuring plans as a result of changes in plan assumptions. For the six-month period, we made cash payments of $0.5 million related to our restructuring plans. Of the total costs related to our restructuring plans, approximately $12.4 million was paid through June 30, 2007, with the remaining $0.3 million to be paid through 2008.

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

     In June 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. We adopted FIN 48 on January 1, 2007. Pursuant to FIN 48 and as a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. There have been no material changes to the amount of uncertain tax positions since the adoption of FIN 48. At June 30, 2007, we did not have any material unrecognized income tax benefits. We do not expect to recognize significant increases or decreases in unrecognized tax benefits over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2007, we had $26.4 million in cash and cash equivalents compared to $26.7 million in cash and cash equivalents at December 31, 2006. We also had $9.0 million and $3.0 million of auction rate securities, or ARS, included in marketable securities and short-term investments at June 30, 2007 and December 31, 2006, respectively. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, typically every 28 days, there is a new auction process. Total financing obligations were $115.0 million at both June 30, 2007 and December 31, 2006.

     At June 30, 2007, cash generated from our operating activities, existing cash and cash equivalents and marketable securities and short-term investments were fulfilling our liquidity requirements. In addition, our $50.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both, had no borrowings and $10.6 million in letters of credit outstanding, resulting in $39.4 million of available borrowings under this facility at June 30, 2007.

CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash provided by operating activities for the six months ended June 30, 2007 was $16.6 million, an increase of $13.3 million compared to the prior year period primarily due to changes in working capital.

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used for investing activities for the six months ended June 30, 2007 was $11.5 million, an increase of $11.7 million compared to the prior year period. This increase was primarily due to the purchase of $6.0 million in ARS and capital expenditures of $5.0 million, which were primarily related to leasehold improvements at our New York office and Los Angeles programming facility and technology-related items. The prior year period reflected proceeds of $11.0 million from the sale of investments and payments of $7.8 million primarily related to the acquisition of Club Jenna.

CASH FLOWS FROM FINANCING ACTIVITIES

     Net cash used for financing activities for the six months ended June 30, 2007 was $5.6 million, an increase of $1.3 million compared to the prior year period primarily due to acquisition liability payments related to Califa Entertainment Group, Inc. and Club Jenna.

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS

     The positive effect of foreign currency exchange rates on cash and cash equivalents during the current year and prior year was due to the weakening of the U.S. dollar against the pound sterling and Euro.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In  February  2007,  the FASB  issued  Statement  of  Financial  Accounting
Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or Statement 159. Statement 159 allows entities to voluntarily elect to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. We are required to adopt Statement 159 at the beginning of 2008. The impact of the adoption of Statement 159 will be dependent upon the extent to which we elect to measure eligible items at fair value. We are currently evaluating the impact, if any, of adopting Statement 159 on our future results of operations and financial condition.

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. We are required to adopt Statement 157 effective at the beginning of 2008. We are currently evaluating the impact, if any, of adopting Statement 157 on our future results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2007, we did not have any floating interest rate exposure. All of our outstanding debt as of that date consisted of the 3.00% convertible senior subordinated notes due 2025, or convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes is influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. At June 30, 2007, the convertible notes had an implied fair value of $110.9 million.

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

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of shareholders was held on May 23, 2007. At the meeting, the following director nominees were elected:

                                                        Votes            Votes
Nominee (1)                                               For         Withheld
------------------------------------------------------------------------------
Dennis S. Bookshester                               4,457,959          193,985
David I. Chemerow                                   4,457,984          193,960
Christie Hefner                                     4,003,614          648,330
Charles Hirschhorn                                  4,458,108          193,836
Jerome H. Kern                                      4,457,954          193,990
Russell I. Pillar                                   4,435,529          216,415
Sol Rosenthal                                       4,434,671          217,273
Richard S. Rosenzweig                               4,003,121          648,823
------------------------------------------------------------------------------

(1) On April 30, 2007, Donald G. Drapkin resigned from our Board of Directors, effective immediately, in connection with his appointment as a Vice Chairman of Lazard International and Chairman of the Investment Committee of Lazard Ltd. He was a member of our Board of Directors since 1997 and a member of the compensation committee. As a result, there were eight nominees for director at our 2007 Annual Meeting of Stockholders.

     Also at the meeting, the shareholders approved, with voting as set forth below, (a) an amendment to our Second Amended and Restated 1995 Stock Incentive Plan, or the 1995 Stock Incentive Plan, (b) an amendment to our Amended and Restated 1997 Equity Plan for Non-Employee Directors, or the 1997 Equity Plan for Non-Employee Directors, (c) an amendment to our Employee Stock Purchase Plan, or ESPP, and (d) ratification of Ernst & Young LLP as our independent registered public accounting firm, or Auditors:

                                       Votes      Votes                   Broker
Matter                                   For    Against    Abstain     Non-Votes
--------------------------------------------------------------------------------
1995 Stock Incentive Plan          3,787,067    500,773        788       363,316
1997 Equity Plan for
  Non-Employee Directors           3,644,118    643,470      1,040       363,316
ESPP                               4,270,638     16,974      1,016       363,316
Auditors                           4,641,945      4,291      5,712           N/A
--------------------------------------------------------------------------------

ITEM 6. EXHIBITS

Exhibit Number                    Description
--------------                    -----------

10.1*   Agreement   dated   October  4,  2004,   between   Playboy   Enterprises
        International, Inc. and Fiesta Palms LLC, N-M Ventures II, LLC and Nine Group LLC

10.2    Third  Amended  and  Restated  Playboy  Enterprises,   Inc.  1995  Stock
        Incentive Plan

10.3 Second Amended and Restated 1997 Equity Plan For Non-Employee Directors of Playboy Enterprises, Inc.

10.4 Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

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



Date:    August 9, 2007                      By  /s/ Linda Havard
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

10.1*   Agreement   dated   October  4,  2004,   between   Playboy   Enterprises
        International, Inc. and Fiesta Palms LLC, N-M Ventures II, LLC and Nine Group LLC

10.2    Third  Amended  and  Restated  Playboy  Enterprises,   Inc.  1995  Stock
        Incentive Plan

10.3 Second Amended and Restated 1997 Equity Plan For Non-Employee Directors of Playboy Enterprises, Inc.

10.4 Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Exchange Act.