Form 10-Q
period 2007-09-30
PLAYBOY ENTERPRISES INC
filed 2007-11-08
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2007

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

Yes |_|  No |X|

At October 31, 2007, there were 4,864,102 shares of Class A common stock and 28,396,416 shares of Class B common stock outstanding.

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

      The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

(1) Foreign, national, state and local government regulations, actions or initiatives, including:
      (a) attempts to limit or otherwise regulate the sale, distribution or transmission of adult-oriented materials, including print, television, video, Internet and wireless materials,
      (b) limitations on the advertisement of tobacco, alcohol and other products which are important sources of advertising revenue for us, or
      (c) substantive changes in postal regulations which could increase our postage and distribution costs;
(2) Risks associated with our foreign operations, including market acceptance and demand for our products and the products of our licensees and partners;
(3) Our ability to manage the risk associated with our exposure to foreign currency exchange rate fluctuations;
(4) Changes in general economic conditions, consumer spending habits, viewing patterns, fashion trends or the retail sales environment which, in each case, could reduce demand for our programming and products and impact our advertising revenues;
(5) Our ability to protect our trademarks, copyrights and other intellectual property;
(6) Risks as a distributor of media content, including our becoming subject to claims for defamation, invasion of privacy, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials we distribute;
(7) The risk our outstanding litigation could result in settlements or judgments which are material to us;
(8) Dilution from any potential issuance of common stock or convertible debt in connection with financings or acquisition activities;
(9) Competition for advertisers from other publications, media or online providers or any decrease in spending by advertisers, either generally or with respect to the adult male market;
(10) Competition in the television, men's magazine, Internet, wireless, new electronic media and product licensing markets;
(11) Attempts by consumers or private advocacy groups to exclude our programming or other products from distribution;
(12) Our television, Internet and wireless businesses' reliance on third parties for technology and distribution, and any changes in that technology and/or unforeseen delays in its implementation which might affect our plans and assumptions;
(13) Risks associated with losing access to transponders or technical failure of transponders or other transmitting or playback equipment that is beyond our control and competition for channel space on linear television platforms or video-on-demand platforms;
(14) Failure to maintain our agreements with multiple system operators, or MSOs, and direct-to-home, or DTH, operators on favorable terms, as well as any decline in our access to, and acceptance by, DTH and/or cable systems and the possible resulting deterioration in the terms, cancellation of fee arrangements or pressure on splits with operators of these systems;
(15) Risks that we may not realize the expected increased sales and profits and other benefits from acquisitions;
(16) Any charges or costs we incur in connection with restructuring measures we may take in the future;
(17) Risks associated with the financial condition of Claxson Interactive Group, Inc., our Playboy TV-Latin America, LLC, joint venture partner;
(18)  Increases in paper, printing or postage costs;
(19) Risks associated with certain minimum revenue amounts under certain television distribution agreements;

(20) Effects of the national consolidation of the single-copy magazine distribution system;
(21) Effects of the national consolidation of television distribution companies (e.g., cable MSOs, satellite platforms and telecommunications companies); and
(22) Risks associated with the viability of our subscription, on demand, e-commerce and ad-supported Internet models.

      For a detailed discussion of these and other factors that may affect our performance, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----

                                                 PART I
                                          FINANCIAL INFORMATION

Item 1.    Financial Statements

                Condensed Consolidated Statements of Operations and Comprehensive
                Income for the Quarters Ended September 30, 2007 and 2006 (Unaudited)                   5

                Condensed Consolidated Statements of Operations and Comprehensive
                Income (Loss) for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)         6

                Condensed Consolidated Balance Sheets at September 30, 2007 (Unaudited)
                and December 31, 2006                                                                   7

                Condensed Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 2007 and 2006 (Unaudited)                                           8

                Notes to Condensed Consolidated Financial Statements (Unaudited)                        9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                  15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                  20

Item 4.    Controls and Procedures                                                                     20

                                                 PART II
                                            OTHER INFORMATION

Item 1.    Legal Proceedings                                                                           21

Item 1A.   Risk Factors                                                                                21

Item 6.    Exhibits                                                                                    22

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

                                                              2007          2006
--------------------------------------------------------------------------------
Net revenues                                           $    82,858   $    82,297
--------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                           (61,409)      (63,097)
   Selling and administrative expenses                     (17,312)      (15,366)
   Restructuring expenses                                       --          (118)
--------------------------------------------------------------------------------
Total costs and expenses                                   (78,721)      (78,581)
--------------------------------------------------------------------------------
Operating income                                             4,137         3,716
--------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                           568           527
   Interest expense                                         (1,170)       (1,471)
   Amortization of deferred financing fees                    (134)         (134)
   Other, net                                                  163          (165)
--------------------------------------------------------------------------------
Total nonoperating expense                                    (573)       (1,243)
--------------------------------------------------------------------------------
Income before income taxes                                   3,564         2,473
Income tax expense                                            (969)       (1,336)
--------------------------------------------------------------------------------
Net income                                                   2,595         1,137
================================================================================

Other comprehensive income (loss)
   Unrealized gain on marketable securities                    148           107
   Unrealized gain (loss) on derivatives                      (131)           74
   Foreign currency translation gain (loss)                     83          (131)
--------------------------------------------------------------------------------
Total other comprehensive income                               100            50
--------------------------------------------------------------------------------
Comprehensive income                                   $     2,695   $     1,187
================================================================================

Weighted average number of common shares outstanding
   Basic                                                    33,251        33,169
================================================================================
   Diluted                                                  33,301        33,173
================================================================================

Basic and diluted earnings per common share            $      0.08   $      0.03
================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PLAYBOY ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
               for the Nine Months Ended September 30 (Unaudited)
                    (In thousands, except per share amounts)

                                                              2007          2006
--------------------------------------------------------------------------------
Net revenues                                           $   253,925   $   244,894
--------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                          (194,888)     (191,916)
   Selling and administrative expenses                     (47,052)      (44,960)
   Restructuring expenses                                     (110)       (2,024)
--------------------------------------------------------------------------------
Total costs and expenses                                  (242,050)     (238,900)
--------------------------------------------------------------------------------
Gain on disposal                                                --            29
--------------------------------------------------------------------------------
Operating income                                            11,875         6,023
--------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                         1,666         1,736
   Interest expense                                         (3,736)       (4,180)
   Amortization of deferred financing fees                    (402)         (402)
   Other, net                                                 (144)         (311)
--------------------------------------------------------------------------------
Total nonoperating expense                                  (2,616)       (3,157)
--------------------------------------------------------------------------------
Income before income taxes                                   9,259         2,866
Income tax expense                                          (3,279)       (4,247)
--------------------------------------------------------------------------------
Net income (loss)                                            5,980        (1,381)
================================================================================

Other comprehensive income (loss)
   Unrealized gain on marketable securities                    301           116
   Unrealized gain (loss) on derivatives                       (95)           13
   Foreign currency translation gain (loss)                   (202)          286
--------------------------------------------------------------------------------
Total other comprehensive income                                 4           415
--------------------------------------------------------------------------------
Comprehensive income (loss)                            $     5,984   $      (966)
================================================================================

Weighted average number of common shares outstanding
   Basic                                                    33,241        33,156
================================================================================
   Diluted                                                  33,281        33,156
================================================================================

Basic and diluted earnings (loss) per common share     $      0.18   $     (0.04)
================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PLAYBOY ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       (Unaudited)
                                                     September 30,  December 31,
                                                              2007          2006
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                              $    26,203   $    26,748
Marketable securities and short-term investments            12,381         9,000
Receivables, net of allowance for doubtful
   accounts of $3,923 and $3,688, respectively              45,929        47,728
Receivables from related parties                             1,818         1,791
Inventories                                                 13,293        12,599
Deferred subscription acquisition costs                      9,314         9,931
Other current assets                                        10,801         9,426
--------------------------------------------------------------------------------
   Total current assets                                    119,739       117,223
--------------------------------------------------------------------------------
Long-term investments                                        6,523            --
Property and equipment, net                                 20,561        17,407
Long-term receivables                                        2,502         4,665
Programming costs, net                                      54,634        55,183
Goodwill                                                   133,551       132,974
Trademarks                                                  65,038        63,794
Distribution agreements, net of accumulated
   amortization of $4,461 and $3,435, respectively          28,679        29,705
Other noncurrent assets                                     13,531        14,832
--------------------------------------------------------------------------------
Total assets                                           $   444,758   $   435,783
================================================================================

Liabilities
Acquisition liabilities                                $     5,588   $    10,773
Accounts payable                                            35,423        28,846
Accrued salaries, wages and employee benefits                7,543         4,896
Deferred revenues                                           44,267        45,050
Accrued litigation settlement                                   --         1,800
Other liabilities and accrued expenses                      13,313        14,124
--------------------------------------------------------------------------------
   Total current liabilities                               106,134       105,489
--------------------------------------------------------------------------------
Financing obligations                                      115,000       115,000
Acquisition liabilities                                      7,994         9,692
Net deferred tax liabilities                                19,679        18,422
Other noncurrent liabilities                                25,075        23,552
--------------------------------------------------------------------------------
   Total liabilities                                       273,882       272,155
--------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized;
       4,864,102 issued                                         49            49
   Class B nonvoting - 75,000,000 shares authorized;
       28,773,588 and 28,743,914 issued, respectively          288           287
Capital in excess of par value                             229,038       227,775
Accumulated deficit                                        (51,711)      (57,691)
Treasury stock, at cost, 381,971 shares                     (5,000)       (5,000)
Accumulated other comprehensive loss                        (1,788)       (1,792)
--------------------------------------------------------------------------------
   Total shareholders' equity                              170,876       163,628
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity             $   444,758   $   435,783
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

                            PLAYBOY ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the Nine Months Ended September 30 (Unaudited)
                                 (In thousands)

                                                              2007          2006
--------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                      $     5,980   $    (1,381)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation of property and equipment                    3,501         2,816
   Amortization of intangible assets                         1,746         1,294
   Amortization of investments in entertainment
    programming                                             25,462        26,768
   Amortization of deferred financing fees                     402           402
   Deferred income taxes                                     1,257         2,885
   Net change in operating assets and liabilities           12,605        (2,587)
   Investments in entertainment programming                (26,671)      (28,264)
   Litigation settlement                                    (1,800)       (1,000)
   Stock-based compensation                                  1,103         3,235
   Other, net                                                  (69)          987
--------------------------------------------------------------------------------
Net cash provided by operating activities                   23,516         5,155
--------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                                     (105)       (7,761)
Purchases of investments                                    (9,828)         (485)
Proceeds from sales of investments                              --        11,000
Additions to property and equipment                         (6,643)       (4,633)
--------------------------------------------------------------------------------
Net cash used for investing activities                     (16,576)       (1,879)
--------------------------------------------------------------------------------
Cash flows from financing activities
Payments of deferred financing fees                           (123)           --
Payments of acquisition liabilities                         (7,919)       (8,296)
Proceeds from stock-based compensation                         121           265
--------------------------------------------------------------------------------
Net cash used for financing activities                      (7,921)       (8,031)
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash
 equivalents                                                   436           370
Net decrease in cash and cash equivalents                     (545)       (4,385)
--------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period            26,748        26,089
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $    26,203   $    21,704
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

(C)   RESTRUCTURING EXPENSES

      During the nine-month period ended September 30, 2007, we recorded an unfavorable adjustment of $47 thousand related to restructuring plans we implemented in 2002 and 2001 and an unfavorable adjustment of $63 thousand related to our 2006 restructuring plan as a result of changes in plan assumptions related to excess office space and employee severance. In 2006, we recorded a favorable adjustment of $0.2 million and an unfavorable adjustment of $0.1 million related to our 2002 and 2001 restructuring plans, respectively, as a result of changes in plan assumptions primarily related to excess office space.

      During the nine-month period ended September 30, 2007, we made cash payments of $0.5 million related to prior years' restructuring plans. Of the total costs related to our restructuring plans, approximately $12.4 million was paid through September 30, 2007, with the remaining $0.3 million to be paid through 2008.

      The following table sets forth the activity and balances of our restructuring reserves, which are included in Other liabilities and accrued expenses on the Condensed Consolidated Balance Sheets, for the year ended December 31, 2006 and for the nine-month period ended September 30, 2007 (in thousands):

                                                         Consolidation
                                                         of Facilities
                                              Workforce            and
                                              Reduction     Operations          Total
-------------------------------------------------------------------------------------
Balance at December 31, 2005                $        --    $     1,210    $     1,210
Reserve recorded                                  2,103             --          2,103
Adjustments to previous estimates                    --           (105)          (105)
Other                                                --           (574)          (574)
Cash payments                                    (1,673)          (263)        (1,936)
-------------------------------------------------------------------------------------
Balance at December 31, 2006                        430            268            698
Adjustments to previous estimates                    63             47            110
Cash payments                                      (473)           (56)          (529)
-------------------------------------------------------------------------------------
Balance at September 30, 2007               $        20    $       259    $       279
=====================================================================================

(D)   EARNINGS PER COMMON SHARE

      The following table sets forth the computations of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

                                                       Quarters Ended              Nine Months Ended
                                                        September 30,                September 30,
                                                  -------------------------    -------------------------
                                                         2007          2006           2007          2006
--------------------------------------------------------------------------------------------------------
Numerator:
   For basic and diluted EPS - net income (loss)  $     2,595   $     1,137    $     5,980   $    (1,381)
========================================================================================================

Denominator:
   For basic EPS - weighted average shares             33,251        33,169         33,241        33,156
   Effect of dilutive potential common shares:
       Employee stock options and other                    50             4             40            --
--------------------------------------------------------------------------------------------------------
         Dilutive potential common shares                  50             4             40            --
--------------------------------------------------------------------------------------------------------
For diluted EPS - weighted average shares              33,301        33,173         33,281        33,156
========================================================================================================

Basic and diluted earnings (loss) per common
 share                                            $      0.08   $      0.03    $      0.18   $     (0.04)
========================================================================================================

      The following table sets forth the number of shares related to outstanding options to purchase our Class B common stock, or Class B stock, and the potential number of shares of Class B stock contingently issuable under our 3.00% convertible senior subordinated notes due 2025, or convertible notes. These shares were not included in the computations of diluted EPS for the quarters and nine-month periods ended September 30, 2007 and 2006, as their inclusion would have been antidilutive (in thousands):

                                                       Quarters Ended              Nine Months Ended
                                                        September 30,                September 30,
                                                  -------------------------    -------------------------
                                                         2007          2006           2007          2006
--------------------------------------------------------------------------------------------------------
Stock options                                           3,058         3,892          3,163         3,425
Convertible notes                                       6,758         6,758          6,758         6,758
--------------------------------------------------------------------------------------------------------
Total                                                   9,816        10,650          9,921        10,183
========================================================================================================

(E) INVENTORIES

      The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

                                                September 30,  December 31,
                                                         2007          2006
---------------------------------------------------------------------------
Paper                                             $     3,271   $     2,917
Editorial and other prepublication costs                6,532         7,425
Merchandise finished goods                              3,490         2,257
---------------------------------------------------------------------------
Total inventories                                 $    13,293   $    12,599
===========================================================================

(F)   INCOME TAXES

      Our income tax provision consists primarily of foreign income tax, which relates to our international networks and withholding tax on licensing income, for which we do not receive a current U.S. income tax benefit due to our net operating loss position. Our income tax provision also includes deferred federal and state income taxes related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities.

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

      In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN
48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. There have been no material changes to the amount of uncertain tax positions since the adoption of FIN 48. At September 30, 2007, we did not have any material unrecognized income tax benefits. We do not expect to recognize significant increases or decreases in unrecognized income tax benefits over the next 12 months.

      Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

      We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2006 tax years generally remain subject to examination by federal and most state tax authorities.

(G)   CONTINGENCIES

      In 2006, we recorded a charge of $1.8 million, based on an agreement in principle, for the settlement of litigation with Directrix, Inc., or Directrix. The settlement amount was paid in August 2007. The settlement was a compromise of disputed claims and was not an admission of liability. We believe that we had good defenses against Directrix's claims, but made the reasonable business decision to settle the litigation to avoid further management distraction and defense costs, which we had estimated would have approximately equaled the amount of the settlement.

      In 2006, we acquired Club Jenna, Inc. and related companies, a multimedia adult entertainment business, to complement our existing television, online and DVD businesses. We paid $7.7 million at closing and $1.6 million in

2007 with additional payments of $1.7 million, $2.3 million and $4.3 million required in 2008, 2009 and 2010, respectively. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on sales of existing content of the acquired business over a ten-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price. No earnout payments have been made through September 30, 2007.

      In 2005, we acquired an affiliate network of websites to complement our existing online business. We paid $8.0 million at closing, $2.0 million in 2006 and $2.0 million in September 2007. Pursuant to the asset purchase agreement, we are also obligated to make future contingent earnout payments over the five-year period commencing January 1, 2005 based primarily on the financial performance of the acquired business. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price and/or compensation expense. During 2007 and 2006, earnout payments of $0.1 million were made each year and recorded as additional purchase price.

      In 2002, a $4.4 million verdict was entered against us by a state trial court in Texas in a lawsuit with a former publishing licensee. We terminated the license in 1998 due to the licensee's failure to pay royalties and other amounts due us under the license agreement. We appealed and the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of plaintiffs' claims and remanded the remaining claims for a new trial. We filed a petition for review with the Texas Supreme Court. We posted a bond in the amount of approximately $9.4 million, which represented the amount of the judgment, costs and estimated pre- and post-judgment interest. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be sustained and have not recorded a liability for this case in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

(H)   BENEFIT PLANS

      We currently maintain a practice of paying a separation allowance under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter, which is not funded. We made cash payments under this policy of $0.2 million and $0.4 million during the quarter and nine-month period ended September 30, 2007, respectively, and $37 thousand and $0.3 million during the quarter and nine-month period ended September 30, 2006, respectively.

(I)   STOCK-BASED COMPENSATION

      Upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), we began estimating the value of options on the date of grant using the Lattice Binomial model, or the Lattice model. The Lattice model requires extensive analysis of actual exercise and cancellation data and includes a number of complex assumptions related to expected volatility, risk-free interest rate, expected dividends and option exercises and cancellations.

      The following table sets forth the assumptions used for the Lattice model:

                                                        Quarters Ended              Nine Months Ended
                                                        September 30,                 September 30,
                                                  --------------------------   ---------------------------
                                                         2007           2006           2007           2006
----------------------------------------------------------------------------------------------------------
Expected volatility                                       N/A       31% - 42%      25% - 41%      29% - 43%
Weighted average volatility                               N/A             37%            34%            38%
Risk-free interest rate                                   N/A   4.62% - 5.16%  4.67% - 5.04%  4.32% - 5.16%
Expected dividends                                        N/A             --             --             --
----------------------------------------------------------------------------------------------------------

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

      No stock options were granted during the third quarter of 2007; during the nine-month period ended September 30, 2007, we granted 160,000 stock options, exercisable for shares of our Class B stock, which will vest over a three-year period from the grant date and expire ten years from the grant date. During the quarter and nine-month period ended September 30, 2006, we granted 135,000 and 805,500 stock options, respectively. For options granted during the current nine-month period, the weighted average expected life was 6.3 years; during the prior year quarter, it was 6.0 years; and for the nine-month period of 2006, it was 5.9 years. For options granted during the current nine-month period, the weighted average fair value per share was $4.64; during the quarter ended September 30, 2006, it was $4.17; and for the nine-month period ended September 30, 2006, it was $6.03.

      No restricted stock units were granted during the third quarter of 2007; during the nine-month period ended September 30, 2007, we granted 250,625 restricted stock units, which provide for the issuance of our Class B stock if we meet our two-year cumulative operating income target thresholds as of December 31, 2008, with an additional one-year holding period for restricted stock units that vest based on performance. During the quarter and nine-month period ended September 30, 2006, we granted 45,000 and 233,500 restricted stock units, respectively. For restricted stock units granted during the current nine-month period, the weighted average fair value per share was $10.61; during the quarter ended September 30, 2006, it was $9.33; and for the nine-month period ended September 30, 2006, it was $13.51.

      The following table sets forth stock-based compensation expense related to stock options, restricted stock units, other equity awards and our employee stock purchase plan, or ESPP (in thousands):

                                     Quarters Ended        Nine Months Ended
                                      September 30,          September 30,
                                   -------------------   ---------------------
                                      2007        2006       2007         2006
------------------------------------------------------------------------------
Stock options                      $   481   $   1,087   $    646   $    2,592
Restricted stock units                 208         308        295          503
Other equity awards                     49          40        141          120
ESPP                                     6           6         21           20
------------------------------------------------------------------------------
Total                              $   744   $   1,441   $  1,103   $    3,235
==============================================================================

      Statement 123(R) requires that the total amount of compensation expense recognized reflects the number of stock options that actually vest as of the completion of the vesting period. Upon the vesting of certain stock option grants, we adjusted our stock-based compensation expense to reflect actual versus estimated forfeitures. During the nine-month period ended September 30, 2007, we recorded favorable adjustments of $1.0 million to reflect that actual forfeitures for vested stock option grants exceeded the estimated amounts.

(J)   SEGMENT INFORMATION

      The following table sets forth financial information by reportable segment (in thousands):

                                            Quarters Ended         Nine Months Ended
                                             September 30,           September 30,
                                         ---------------------   ----------------------
                                             2007         2006        2007         2006
---------------------------------------------------------------------------------------
Net revenues
Entertainment                            $ 49,579    $  50,198   $ 152,275   $  148,920
Publishing                                 23,115       24,585      69,118       71,870
Licensing                                  10,164        7,514      32,532       24,104
---------------------------------------------------------------------------------------
Total                                    $ 82,858    $  82,297   $ 253,925   $  244,894
=======================================================================================

Income before income taxes
Entertainment                            $  7,188    $   5,851   $  18,793   $   18,605
Publishing                                 (1,490)        (891)     (6,159)      (4,940)
Licensing                                   6,340        4,632      19,540       13,054
Corporate Administration and Promotion     (7,901)      (5,758)    (20,189)     (18,701)
Restructuring expenses                         --         (118)       (110)      (2,024)
Gain on disposal                               --           --          --           29
Investment income                             568          527       1,666        1,736
Interest expense                           (1,170)      (1,471)     (3,736)      (4,180)
Amortization of deferred financing fees      (134)        (134)       (402)        (402)
Other, net                                    163         (165)       (144)        (311)
---------------------------------------------------------------------------------------
Total                                    $  3,564    $   2,473   $   9,259   $    2,866
=======================================================================================

                                                 September 30,             December 31,
                                                          2007                     2006
---------------------------------------------------------------------------------------
Identifiable assets
Entertainment                                        $ 285,081               $  288,540
Publishing                                              34,317                   38,146
Licensing                                               10,953                    9,386
Corporate Administration and Promotion                 114,407                   99,711
---------------------------------------------------------------------------------------
Total                                                $ 444,758               $  435,783
=======================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This  discussion   should  be  read  in  conjunction  with  the  Condensed
Consolidated Financial Statements and accompanying notes in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2006. All period references are to our fiscal periods unless otherwise indicated.

RESULTS OF OPERATIONS (1)

      The following table sets forth our results of operations (in millions, except per share amounts):

                                                                     Quarters Ended            Nine Months Ended
                                                                      September 30,              September 30,
                                                                 -----------------------    -----------------------
                                                                       2007         2006          2007         2006
-------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV                                                   $     17.6    $    20.5    $     58.9   $     63.7
   International TV                                                    14.3         12.4          41.8         36.5
   Online/mobile                                                       15.3         15.4          45.6         44.2
   Other                                                                2.4          1.9           6.0          4.5
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                 49.6         50.2         152.3        148.9
-------------------------------------------------------------------------------------------------------------------
Publishing
   Domestic magazine                                                   18.3         19.7          56.4         59.1
   International magazine                                               1.9          1.7           5.6          5.0
   Special editions and other                                           2.9          3.2           7.1          7.8
-------------------------------------------------------------------------------------------------------------------
   Total Publishing                                                    23.1         24.6          69.1         71.9
-------------------------------------------------------------------------------------------------------------------
Licensing
   Consumer products                                                    8.7          6.8          24.9         20.5
   Location-based entertainment                                         0.9          0.3           2.7          0.3
   Marketing events                                                     0.4          0.3           3.0          2.8
   Other                                                                0.1          0.1           1.9          0.5
-------------------------------------------------------------------------------------------------------------------
   Total Licensing                                                     10.1          7.5          32.5         24.1
-------------------------------------------------------------------------------------------------------------------
Total net revenues                                               $     82.8    $    82.3    $    253.9   $    244.9
===================================================================================================================

Net income (loss)
Entertainment
   Before programming amortization and online content expenses   $     16.4    $    16.7    $     48.3   $     49.2
   Programming amortization and online content expenses                (9.2)       (10.9)        (29.5)       (30.6)
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                  7.2          5.8          18.8         18.6
-------------------------------------------------------------------------------------------------------------------
Publishing                                                             (1.4)        (0.8)         (6.1)        (4.9)
-------------------------------------------------------------------------------------------------------------------
Licensing                                                               6.3          4.6          19.5         13.0
-------------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                 (7.9)        (5.8)        (20.2)       (18.7)
-------------------------------------------------------------------------------------------------------------------
Segment income                                                          4.2          3.8          12.0          8.0
Restructuring expenses                                                   --         (0.1)         (0.1)        (2.0)
-------------------------------------------------------------------------------------------------------------------
Operating income                                                        4.2          3.7          11.9          6.0
-------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                    0.6          0.6           1.7          1.8
   Interest expense                                                    (1.2)        (1.5)         (3.7)        (4.2)
   Amortization of deferred financing fees                             (0.1)        (0.1)         (0.4)        (0.4)
   Other, net                                                           0.1         (0.2)         (0.2)        (0.3)
-------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                             (0.6)        (1.2)         (2.6)        (3.1)
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              3.6          2.5           9.3          2.9
Income tax expense                                                     (1.0)        (1.4)         (3.3)        (4.3)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $      2.6    $     1.1    $      6.0   $     (1.4)
-------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings (loss) per common share               $     0.08    $    0.03    $     0.18   $    (0.04)
===================================================================================================================

(1) Certain amounts reported for the prior periods have been reclassified to conform to the current year's presentation.

      Our revenues increased $0.5 million for the quarter as higher revenues from our Licensing Group were mostly offset by lower revenues from our Entertainment and Publishing Groups. Our revenues increased $9.0 million for the nine-month period as higher revenues from our Entertainment and Licensing Groups were partially offset by lower revenues from our Publishing Group.

      Segment income increased $0.4 million for the quarter as increased profits from our Entertainment and Licensing Groups were mostly offset by lower Publishing Group results and higher Corporate Administration and Promotion expenses. Segment income increased $4.0 million for the nine-month period primarily due to increased profits from our Licensing Group partially offset by lower Publishing Group results and higher Corporate Administration and Promotion expenses.

      Operating income increased $0.5 million and $5.9 million for the quarter and nine-month period, respectively, due to the improved segment income coupled with $0.1 million and $1.9 million of lower restructuring expenses in the current quarter and nine-month period, respectively, compared to the prior year.

      Net income of $2.6 million and $6.0 million for the quarter and nine-month period, respectively, improved by $1.5 million and $7.4 million compared to the respective prior year periods.

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

      Revenues from our domestic TV networks decreased $2.9 million, or 14%, for the quarter and $4.8 million, or 8%, for the nine-month period. These decreases reflect in part the impact of one of our largest multiple system operators erroneously over-reporting prior periods' sales to us, thus reducing revenues for the current quarter. We continue to believe that revenues have stabilized, excluding the impact of the current and prior two quarters' adjustments.

      Profit contribution from our domestic TV networks decreased $2.5 million and $3.6 million for the quarter and nine-month period, respectively. These decreases were primarily due to the lower revenues discussed above, increased volume-related video-on-demand distribution expense and expense related to certain carriage distribution agreements that we began amortizing during the fourth quarter of the prior year, partially offset by lower marketing expense.

      International TV revenues increased $1.9 million, or 15%, and $5.3 million, or 14%, and profit contribution increased $2.3 million and $3.8 million for the quarter and nine-month period, respectively, reflecting growth in our UK and other European networks. Foreign currency exchange rate fluctuations had a favorable impact on revenues and profit contribution for the current quarter and nine-month period.

      Online/mobile revenues were flat for the quarter and increased $1.4 million, or 3%, for the nine-month period, and profit contribution decreased $0.6 million for the quarter and increased $0.5 million for the nine-month period. Online subscription revenues were lower for the quarter due to delays in new site launches but higher for the nine-month period primarily due to our acquisition of Club Jenna, Inc. and related companies, or Club Jenna, in June 2006. E-commerce revenues were higher due to revenues from our new BUNNYshop Catalog and improved sales from our Playboy Catalog, more than offsetting the impact of licensing our Spice Catalog in September 2006, leading to lower revenues but higher profit contribution. Advertising revenues were higher due to a redesign of the Playboy.com website, attracting new advertisers. Mobile revenues decreased primarily due to lower royalties, principally from a licensee in Europe due to delays in launching new products.

      Revenues from other businesses increased $0.5 million, or 25%, and $1.5 million, or 33%, for the quarter and nine-month period, respectively, largely due to recording license fees for our production company, Alta Loma Entertainment, for the quarter. Profit contribution increased $0.2 million for the quarter and decreased $0.3 million for the nine-month period impacted by the Club Jenna acquisition in June 2006 and a legal settlement recorded in the current year.

      The group's administrative expenses decreased $0.3 million, or 5%, for the quarter, due primarily to staffing-related expenses incurred in the prior year, and increased $1.3 million, or 8%, for the nine-month period, primarily in support of the acquired businesses.

      Programming amortization and online content expenses decreased $1.7 million, or 15%, and $1.1 million, or 3%, for the quarter and nine-month period, respectively, primarily due to fewer programs being licensed and created. We anticipate that 2007 programming amortization and online content expenses will be less than $40.0 million compared to $41.8 million for 2006.

      Segment income for the group increased $1.4 million, or 23%, for the quarter and $0.2 million, or 1%, for the nine-month period, due to the results previously discussed. We believe the group will report segment income in 2007 similar to that of the previous year.

PUBLISHING GROUP

      Domestic magazine revenues decreased $1.4 million, or 7%, and $2.7 million, or 5%, for the quarter and nine-month period, respectively. Subscription revenues decreased $1.0 million, or 8%, and $2.8 million, or 8%, for the quarter and nine-month period, respectively, primarily due to downward pressure on both renewal rates and direct-to-publisher subscription acquisitions. Newsstand revenues decreased $0.7 million, or 30%, and $1.0 million, or 13%, for the quarter and nine-month period, respectively, primarily due to 23% and 13% fewer copies sold, respectively. Advertising revenues increased $0.3 million, or 4%, and $1.1 million, or 6%, for the quarter and nine-month period, respectively. The quarter increase reflects an 8% increase in advertising pages, partially offset by a 4% decrease in average net revenue per page due to the mix of advertisers. The nine-month period reflects a 9% increase in advertising pages, partially offset by a 3% decrease in average net revenue per page, again due to the mix of advertisers. Advertising sales for the 2007 fourth quarter magazine issues are closed, and we expect to report approximately 3% lower advertising revenues on a 1% increase in advertising pages compared to the 2006 fourth quarter.

      We believe that the complementary nature of our online and print businesses will allow us to grow our overall audience for Playboy content and effectively aggregate that audience for our advertising partners. On a combined basis, our online and print advertising revenues increased $0.8 million for the quarter and $2.3 million for the nine-month period. We project combined Playboy online and print advertising revenues will increase for the 2007 fourth quarter compared to the 2006 fourth quarter. To better reflect changes in how and where media is consumed and in response to the challenging magazine landscape, we are adjusting our magazine rate base (the total newsstand and subscription circulation guaranteed to advertisers) to 2.6 million from 3.0 million, effective with the January 2008 issue.

      International magazine revenues increased $0.2 million, or 11%, and $0.6 million, or 12%, for the quarter and nine-month period, respectively.

      Special editions and other revenues decreased $0.3 million, or 9%, and $0.7 million, or 9%, for the quarter and nine-month period, respectively. Fewer special editions newsstand copies sold in both periods resulted in revenue decreases of $0.2 million and $0.9 million for the quarter and nine-month period, respectively.

      The group's segment loss increased $0.6 million, or 67%, and $1.2 million, or 25%, for the quarter and nine-month period, respectively. Both current periods were impacted by additional expensing of subscription collection costs, and the current nine-month period also included actual allocated post-employment benefit costs related to senior editorial employees. On a comparable basis without the subscription collection and post-employment benefit costs, segment results would have improved for the nine-month period as the higher advertising revenues and cost reductions more than offset the circulation revenue declines previously discussed and higher editorial costs. The group's results for the fourth quarter are expected to be in line with those of the current quarter.

LICENSING GROUP

      Licensing Group revenues increased $2.6 million, or 35%, and $8.4 million, or 35%, for the quarter and nine-month period, respectively, reflecting higher consumer products royalties and royalties from our location-based entertainment venue at the Palms Casino Resort in Las Vegas, which opened in October 2006. The nine-month period also reflected $1.8 million in sales of original artwork compared to $0.5 million in the prior year period. The group's segment income increased $1.7 million, or 37%, and $6.5 million, or 50%, for the quarter and nine-month period, respectively, as a result of these revenue increases, partially offset by growth-related costs. We now anticipate growth in segment income for the year of approximately 25 to 30%, excluding the impact of original art sales.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses increased $2.1 million, or 37%, and $1.5 million, or 8%, for the quarter and nine-month period, respectively. Both current periods reflected additional expense related to certain trademark costs that were previously capitalized. The quarter was unfavorably impacted by the timing of some expenses. The nine-month period was favorably impacted by the previously mentioned allocation of actual post-employment benefit costs to the Publishing Group.

RESTRUCTURING EXPENSES

      During the nine-month period, we recorded an unfavorable adjustment of $0.1 million as a result of changes in plan assumptions and made cash payments of $0.5 million related to prior restructuring plans. Of the total costs related to our restructuring plans, approximately $12.4 million was paid through September 30, 2007, with the remaining $0.3 million to be paid through 2008.

INCOME TAX EXPENSE

      Income tax expense decreased $0.4 million, or 27%, for the quarter and $1.0 million, or 23%, for the nine-month period. These decreases were primarily the result of a decrease in deferred income tax expense due to a fourth quarter 2006 modification of the assumptions related to the useful lives of certain carriage distribution agreements.

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

      In June 2006, the Financial Accounting Standards Board, or the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, or FIN 48. We adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. There have been no material changes to the amount of uncertain tax positions since the adoption of FIN 48. At September 30, 2007, we did not have any material unrecognized income tax benefits. We do not expect to recognize significant increases or decreases in unrecognized tax benefits over the next 12 months.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2007, we had $26.2 million in cash and cash equivalents compared to $26.7 million in cash and cash equivalents at December 31, 2006. We also had $12.4 million and $3.0 million of auction rate securities, or ARS, included in marketable securities and short-term investments at September 30, 2007 and December 31, 2006, respectively. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, typically every 28 days, there is a new auction process. Total financing obligations were $115.0 million at both September 30, 2007 and December 31, 2006.

      At September 30, 2007, cash generated from our operating activities, existing cash and cash equivalents and marketable securities and short-term investments were fulfilling our liquidity requirements. In addition, our $50.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both, had no borrowings and $10.6 million in letters of credit outstanding, resulting in $39.4 million of available borrowings under this facility at September 30, 2007.

CREDIT FACILITY

      We amended our $50.0 million credit facility effective September 28, 2007. The agreement now provides for revolving borrowings, the issuance of letters of credit or a combination of both of up to $50.0 million outstanding at any time. The borrowing rates and financial covenants contained in the amendment did not change materially, but we obtained additional flexibility in other restrictive covenants. Borrowings under the credit facility bear interest at a variable rate, equal to a specified LIBOR or base rate plus a specified borrowing margin based on our Adjusted EBITDA, as defined in the credit agreement. We pay fees on the outstanding amount of letters of credit based on the margin that applies to borrowings that bear interest at a rate based on LIBOR. All amounts outstanding under the credit facility will mature on September 28, 2010. The obligations of our subsidiary PEI Holdings, Inc. as borrower under the credit facility are guaranteed by us and each of our other United States subsidiaries. The obligations of the borrower and nearly all of the guarantors under the credit facility are secured by a first-priority lien on substantially all of the borrower's and the guarantors' assets.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities for the nine months ended September 30, 2007 was $23.5 million, an increase of $18.4 million compared to the prior year period primarily due to changes in working capital.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities for the nine months ended September 30, 2007 was $16.6 million, an increase of $14.7 million compared to the prior year period. This increase was primarily due to the purchase of $9.4 million of ARS and capital expenditures of $6.6 million, which were primarily related to leasehold improvements at our New York office and Los Angeles programming facility and technology-related items. The prior year period reflected proceeds of $11.0 million from the sale of ARS and payments for acquisitions of $7.8 million primarily related to the acquisition of Club Jenna.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities of $7.9 million was flat for the nine months ended September 30, 2007 compared to the prior year period.

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS

      The positive effect of foreign currency exchange rates on cash and cash equivalents during the current year and prior year periods was due to the weakening of the U.S. dollar against the pound sterling and Euro.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to certain market risks, including changes in foreign currency exchange rates. There was no material change in our exposure to such fluctuations during the first nine months of 2007. Information regarding market risks as of December 31, 2006 is contained in Item 7A. "Quantitative And Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2006.

      At September 30, 2007, we did not have any floating interest rate exposure. All of our outstanding debt as of that date consisted of the 3.00% convertible senior subordinated notes due 2025, or convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes is influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. At September 30, 2007, the convertible notes had an implied fair value of $105.4 million.

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

ITEM 1A. RISK FACTORS

      There have been no material changes to our Risk Factors as contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6.  EXHIBITS

Exhibit Number                         Description
--------------                         -----------

10.1* Sixth Amendment to the Amended and Restated Credit Agreement, dated September 28, 2007, among PEI Holdings, Inc., as borrower, and Bank of America, N.A., as Agent, and the other lenders from time to time party thereto

10.2 Third Amendment to October 22, 1997 Playboy Magazine Printing and Binding Agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc. dated July 30, 2007

10.3* Amended and Restated Agreement, made as of August 1, 2007, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., and DirecTV, Inc.

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


                                               PLAYBOY ENTERPRISES, INC.
                                               -------------------------
                                                     (Registrant)


Date:   November 8, 2007                       By  /s/ Linda Havard
        ----------------                           ---------------------------
                                                   Linda G. Havard
                                                   Executive Vice President,
                                                   Finance and Operations,
                                                   and Chief Financial Officer
                                                   (Authorized Officer and
                                                   Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                         Description
--------------                         -----------

10.1* Sixth Amendment to the Amended and Restated Credit Agreement, dated September 28, 2007, among PEI Holdings, Inc., as borrower, and Bank of America, N.A., as Agent, and the other lenders from time to time party thereto

10.2 Third Amendment to October 22, 1997 Playboy Magazine Printing and Binding Agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc. dated July 30, 2007

10.3* Amended and Restated Agreement, made as of August 1, 2007, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., and DirecTV, Inc.

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