Form 10-K
period 2007-12-31
PLAYBOY ENTERPRISES INC
filed 2008-03-14
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

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

              Title of each class                 Name of each exchange on which registered
-----------------------------------------------   ------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]
                          Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of Class A Common Stock held by nonaffiliates on June 30, 2007 (based upon the closing sale price on the New York Stock Exchange) was $16,360,742. The aggregate market value of Class B Common Stock held by nonaffiliates on June 30, 2007 (based upon the closing sale price on the New York Stock Exchange) was $230,115,212.

At February 29, 2008, there were 4,864,102 shares of Class A Common Stock and 28,407,816 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part II. Item 5 and Part III. Items 10-14 of this report is incorporated herein by reference to the Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2008.

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

      The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

(1) Foreign, national, state and local government regulations, actions or initiatives, including:

            (a) attempts to limit or otherwise regulate the sale, distribution or transmission of adult-oriented materials, including print, television, video, Internet and wireless materials;

            (b) limitations on the advertisement of tobacco, alcohol and other products which are important sources of advertising revenue for us; or

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

(11) Attempts by consumers, distributors, merchants or private advocacy groups to exclude our programming or other products from distribution;

(12) Our television, Internet and wireless businesses' reliance on third parties for technology and distribution, and any changes in that technology and/or unforeseen delays in implementation which might affect our plans and assumptions;

(13) Risks associated with losing access to transponders or technical failure of transponders or other transmitting or playback equipment that is beyond our control and competition for channel space on linear television platforms or video-on-demand platforms;

(14) Failure to maintain our agreements with multiple system operators, or MSOs, and direct-to-home, or DTH, operators on favorable terms, as well as any decline in our access to, and acceptance by, DTH and/or cable systems and the possible resulting deterioration in the terms, cancellation of fee arrangements, pressure on splits or adverse changes in certain minimum revenue amounts with operators of these systems;

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

(19)  Effects  of  the  national   consolidation  of  the  single-copy  magazine
      distribution system and risks associated with the financial stability of major magazine wholesalers;

(20) Effects of the national consolidation of television distribution companies (e.g., cable MSOs, satellite platforms and telecommunications companies); and

(21) Risks associated with the viability of our subscription, on-demand, e-commerce and ad-supported Internet models.

      For a detailed discussion of these and other factors that might affect our performance, see Part I. Item 1A. "Risk Factors" of this Annual Report on Form 10-K.

                            PLAYBOY ENTERPRISES, INC.
                         2007 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

Item 1.    Business                                                           5
Item 1A.   Risk Factors                                                      14
Item 1B.   Unresolved Staff Comments                                         21
Item 2.    Properties                                                        22
Item 3.    Legal Proceedings                                                 23
Item 4.    Submission of Matters to a Vote of Security Holders               24

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                 25
Item 6.    Selected Financial Data                                           26
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         28
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        41
Item 8.    Financial Statements and Supplementary Data                       41
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          68
Item 9A.   Controls and Procedures                                           68
Item 9B.   Other Information                                                 70

                                    PART III

Item 10.   Directors, Executive Officers and Corporate Governance            71
Item 11.   Executive Compensation                                            71
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                        71
Item 13.   Certain Relationships and Related Transactions, and Director
           Independence                                                      71
Item 14.   Principal Accounting Fees and Services                            71

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules                        72

                                     PART I

Item 1. Business
----------------

      Playboy Enterprises, Inc., together with its subsidiaries and predecessors, is referred to in this Annual Report on Form 10-K by terms such as "we," "us," "our," "Playboy" and the "Company," unless the context requires otherwise. We were organized in 1953 to publish Playboy magazine and are now a brand-driven, international multimedia entertainment and lifestyle company. The Playboy brand is one of the most widely recognized and popular brands in the world. The strength of our brand drives the financial performance of our media and merchandising businesses. Our programming and content is available worldwide on television and online via a network of websites. Playboy magazine is the best-selling monthly men's magazine in the world based on the combined circulation of the U.S. and international editions. Our licensing business leverages the Playboy name, the Rabbit Head Design and our other trademarks globally on a variety of consumer products, third-party owned and operated Playboy-branded retail stores and multifaceted location-based entertainment venues.

      Our businesses are organized into the following three reportable segments:
Entertainment, Publishing and Licensing. Net revenues, income before income taxes, depreciation and amortization and identifiable assets of each reportable segment are set forth in Note (Q), Segment Information, to the Notes to Consolidated Financial Statements.

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

Programming

      Our Entertainment Group develops, produces, acquires and distributes a wide range of high-quality lifestyle adult television programming for our domestic and international TV networks, pay-per-view, or PPV, subscription pay-per-month, or PPM, video-on-demand, or VOD, subscription video-on-demand, or SVOD, subscription package, or Tier, and worldwide DVD products. Our proprietary productions include magazine-format shows, reality-based and dramatic series, documentaries, live events and celebrity and Playmate programs. Our programming is featured in a variety of formats, enabling us to leverage our programming costs over multiple distribution platforms. We have produced a number of shows that air on the domestic and international Playboy TV networks and are distributed internationally in countries where we do not have networks. Additionally, some of our programming is released as DVD titles and some has been licensed to other networks, such as HBO and Showtime. Our original series programming includes Naked Happy Girls, Naughty Amateur Home Videos, 69 Sexy Things to Do Before You Die and Around the World in 80 Babes. Additionally, we co-produce shows and series to air on third-party networks, including The Girls Next Door on E! Entertainment Television.

      We invest in the creation and acquisition of high-quality, adult-oriented programming to support our worldwide entertainment businesses. We invested $34.6 million, $38.5 million and $33.1 million in entertainment programming in 2007, 2006 and 2005, respectively. These amounts, which also include expenditures for licensed programming, resulted in the domestic production of 276, 207 and 129 hours of original programming for Playboy TV in 2007, 2006 and 2005, respectively. At December 31, 2007, our domestic library of primarily exclusive, Playboy-branded original programming totaled approximately 3,300 hours. In addition to investing in original productions, we also acquire high-quality adult movies in various editing standards. A majority of the programming that airs on our Spice Digital Networks is licensed, on an exclusive basis, from third parties. We will continue to both produce and acquire original programming with a heavier emphasis on producing and delivering content for multiple electronic delivery platforms, including both long- and short-form programming.

      In addition to utilizing some of the programming we produce for our websites and for licensing to wireless providers, we invested $5.6 million, $5.0 million and $2.2 million in content specifically for online and wireless initiatives in 2007, 2006 and 2005, respectively.

      Our programming is delivered to direct-to-home, or DTH, and cable operators through satellite transponders and through outside content processors. We currently have four transponder service agreements related to our domestic networks, the terms of which extend through 2008, 2013, 2013 and 2014. We also have two international transponder service agreements, the terms of which extend through 2009. In connection with the potential sale of assets related to our Los Angeles production facility, we expect to transfer the four transponder service agreements related to our domestic networks to the purchaser of the assets. Following such transfer, we will lease access to these transponders from the purchaser. See Note (T), Subsequent Events, to the Notes to Consolidated Financial Statements for additional information.

Domestic TV

      We currently operate several domestic TV networks, including Playboy TV, Playboy TV en Espanol and the Spice Digital Networks.

      Our flagship service is Playboy TV, with a programming mix that includes a variety of originally produced and exclusively licensed content.

      Playboy TV en Espanol is a Spanish language network similar to Playboy TV. It shares some content with the domestic Playboy TV network and also includes locally produced, proprietary Spanish-language and other original Spanish-language content.

      Spice Digital Networks feature adult movies under exclusive licenses from leading adult studios and from our Club Jenna and other original productions. These adult-oriented networks offer a distinct thematic focus and are available in a variety of editing standards.

      Our domestic TV content is distributed primarily through cable, e.g., Comcast and Time Warner Cable; DTH, e.g., DirecTV and EchoStar; and telephone companies, or Telcos, e.g., Verizon and AT&T, which distribute television via phone and/or fiber optic lines. Each of the distributors controls the packaging and pricing to consumers.

      The following table sets forth our domestic and Canadian networks and distribution options:

---------------------------------------------------------------------------------------
       Network           Domestic DTH   Domestic Cable   Domestic Telcos   Canadian DTH
---------------------------------------------------------------------------------------
Playboy TV                  PPV/PPM      PPV/PPM/VOD/        PPM/SVOD           PPM
                                             SVOD
---------------------------------------------------------------------------------------
Playboy TV en Espanol         Tier       PPV/PPM/Tier          PPM              PPM
---------------------------------------------------------------------------------------
Spice Digital Networks        PPV           PPV/VOD            VOD              --
---------------------------------------------------------------------------------------

      Our TV networks are available either as linear channels or as part of a VOD service. Our linear channels, offered on cable, DTH and Telco platforms, are television networks with regularly scheduled content distributed through a single network feed to all homes at the same time. VOD and SVOD, which are available on cable and Telco platforms, makes content available to the consumer through a television interface at any time the consumer chooses to view it. This is done by storing a selection of content on a server at the local cable system, which consumers may access by using their remote control devices at any time and for a specified time. Consumers then view the content in a DVD-like manner, i.e., they may pause, fast forward, rewind, stop and resume viewing at a later time.

      In recent years, cable operators have shifted from analog to digital technology, moving away from linear PPV to VOD. Digital technology allows for the compression of signals so that several channels fit into the same bandwidth previously consumed by a single analog channel. Accordingly, digital is a more efficient technology for all platforms, and DVD functionality is only possible in a digital environment. We transmit exclusively in digital, and the vast majority of delivery to consumers is via digital technology.

      Playboy TV is the only adult television network available on all major DTH services in both the United States and Canada.

      As VOD supplants traditional linear networks, we are seeking to establish a leading position in this new phase of technology by leveraging the power of our brands, our large library of original programming and our relationships with leading adult studios, while at the same time recognizing that we are operating in a far more fragmented and competitive marketplace with lower costs of entry.

      Our revenues generally reflect our contractual percentage of the retail price received by the system operators.

      Channel space for our networks is determined at each distributor's corporate level as part of our distributor negotiations; however, in some cases, we negotiate terms at the corporate level with distribution at the system level.

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

International TV

      We currently own and operate or license Playboy-, Spice- and locally-branded TV networks in the United Kingdom, which are further distributed through DTH and cable throughout greater Europe. Additionally, we have networks in Australia, France, Germany, Hong Kong, Israel, New Zealand, South Korea and Turkey. Also, through joint ventures, we have minority equity interests in networks in Latin America, Iberia and Japan. These international networks, which are generally available on both a PPV and PPM basis, principally carry U.S.-originated content, which is subtitled or dubbed and complemented by local content. We also license individual programs from our extensive library to broadcasters internationally.

      We own a 19.0% interest in Playboy TV-Latin America, LLC, or PTVLA, a joint venture with Claxson Interactive Group, Inc., or Claxson, which operates Playboy TV networks in Latin America and Iberia, as well as a local adult service called Venus. In the third quarter of 2007, PTVLA launched Lifestyle TV, a male targeted, ad-supported basic cable channel with a mix of locally produced and acquired content with no nudity. In these markets, PTVLA has the exclusive right to use content from the Playboy library. In the fourth quarter of 2007, PTVLA reached an agreement with Turner Broadcasting System Latin America, Inc., or Turner, to exclusively distribute all PTVLA owned and operated services and to sell advertising on Lifestyle TV. Turner bundles PTVLA channels with their existing services, including Cartoon Network, CNN and TNT. PTVLA pays Turner a distribution fee.

      In the third quarter of 2007, PTVLA entered into a new joint venture with Globomedia S.A., or GLOBO, to own and operate adult services in Brazil. PTVLA owns a 40% interest in the joint venture and GLOBO owns 60%. Channels included in the joint venture are PTVLA-owned Playboy TV and Venus as well as GLOBO-owned Sexy Hot. Both companies have gay-themed channels that will be combined using GLOBO's For Men brand. In addition, PTVLA has contributed non-branded adult content for use in DVD distribution and online and mobile markets in Brazil.

      While Claxson has management control, we have significant management influence on our joint venture. We provide both programming and the use of our trademarks directly to PTVLA in return for 17.5% of the venture's net revenues with a guaranteed annual minimum. The term of the program supply and trademark agreement for PTVLA expires in 2022, unless terminated earlier in accordance with the terms of the agreement. PTVLA provides the feed for Playboy TV en Espanol and we pay PTVLA a 20% distribution fee for that feed based on the network's net revenues in the U.S.

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

      We believe we can continue growing our international television business by expanding the distribution reach of existing networks; launching and operating additional networks in existing and new markets; and increasing subscription penetration and buy rates with new programming and scheduling tactics as well as targeted marketing activities. In addition, we expect that the roll out of digital technology in addressable households in our existing international markets will favor growth.

Online/Mobile

      We operate various subscription-based websites, or clubs, as well as free and e-commerce websites under our Playboy and other brands.

      Our largest club, Playboy Cyber Club, offers access to over 100,000 photos and videos and offers members the ability to see Playmates, an assortment of celebrity content and special "online only" features, including our franchises of "Cyber Girls" and "Coeds" and an extensive archive of Playboy magazine interviews. The other Playboy-branded clubs include broadband video-specific membership clubs, solely offering high-quality video, and a thematic pictorial and video club navigable by niche.

      We offer two online VOD theaters under the Playboy and Spice brands that provide consumers the option to view video content on a pay-per-minute basis, to download entire movies for viewing on their computers and/or to burn movies to DVD.

      We also offer sites branded under the Spice and Club Jenna names, including ClubJenna.com, as well as niche, reality-based sites produced, marketed and promoted via our large affiliate network of websites. We continue to add new niche sites as changes in the market warrant. In 2006, we also introduced a first-of-its-kind adult SVOD website, Adult.com, which offers users the ability to pay a recurring subscription fee to stream, download or burn to DVD any video in the entire library.

      Our Playboy-branded e-commerce websites, PlayboyStore.com and ShopTheBunny.com, combined with their respective Playboy and BUNNYshop Catalogs, offer customers the ability to purchase Playboy-branded fashions, calendars, DVDs, jewelry, collectibles, back issues of Playboy magazine and special editions, as well as select non-Playboy-branded products. In early 2008, we entered into a contract to outsource the Playboy and BUNNYshop businesses to a third party. We anticipate that by the second quarter of 2008, we will no longer be operating these businesses although we retain significant creative control. In late 2006, we also outsourced the operation of our Spice-branded e-commerce website, SpiceTVStore.com, and the Spice Catalog to a third party.

      We launched a site-wide redesign of Playboy.com in late 2006. The new Playboy.com website offers more original content leveraging Playboy magazine's editorial assets and providing more opportunities to increase online advertising sales. Additionally, the free area of the website is designed with a goal of converting visitors to purchasers by directing them to our subscription sites.

      We also distribute our branded content internationally via the Internet and wireless platforms. We have significant traffic from international users on our owned and operated websites, Playboy.com and Playboy.co.uk, that results in customers for our other products and services. Additionally, we have websites in approximately 20 countries, some of which were created in conjunction with our international magazine partners, that feature a blend of original, local-edition Playboy magazine and U.S. and U.K. websites' content. We also have licensees that distribute our content on the wireless platform in many countries. Demand for wireless content is increasing as technology and consumer adoption continue to grow. Our current offerings include graphical images, video clips, mobile television, ringtones and games. We also create integrated cross-platform mobile marketing and promotions to leverage opportunities across our businesses.

Other Businesses

      We distribute some of our proprietary content domestically in DVD format. We also distribute non-Playboy-branded movies and adult DVDs, including titles under the Club Jenna brand, and re-package and re-market our catalog of previously released DVD titles. These DVDs are sold worldwide via distributors to video and music stores, other retail outlets, catalogs and e-commerce sites.

      Playboy Radio is a 24-hour Playboy-branded radio channel available on SIRIUS Satellite Radio. The channel features new and exclusive content and leverages our entertainment assets by expanding the Playboy brand on the satellite radio platform.

      Alta Loma Entertainment functions as a production company. It leverages our assets, including editorial material and the Playboy brand, as well as icons such as the Playmates, the Playboy Mansion and Hugh M. Hefner, our
Editor-In-Chief and Chief Creative Officer, or Mr. Hefner, to develop and co-produce original programming, such as the top-rated The Girls Next Door on E! Entertainment Television.

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

      As a result of VOD's lower cost of entry for programmers compared to linear networks and capacity constraints disappearing, the market has become significantly more competitive as we have less shelf space. We encourage distributors to increase the dollars they spend marketing the full range of Playboy PPV, VOD, SVOD and PPM to consumers with particular emphasis on the value of PPM. Our strategy with respect to Spice is to maintain VOD shelf space while reducing costs.

      We also face competition in international markets from both the availability and prevalence of explicit adult content on free television, specifically in Europe, as well as competitive pay services. As in the U.S., there are often low costs of entry, which yield increasing competition, especially from companies in Asia and parts of Europe providing local content as opposed to dubbed U.S. programming.

      The Internet is highly competitive, and we continue to compete for visitors, subscribers, shoppers and advertisers. We believe that the primary competitive factors affecting our Internet operations include brand recognition, the quality of our content and products, technology, including the number of broadband homes, pricing, ease of use, sales and marketing efforts and consumer demographics. We have the advantage of being able to leverage the power of our Playboy and other brands across multiple media platforms.

PUBLISHING GROUP

      Our Publishing Group operations include the publication of Playboy magazine, special editions and other domestic publishing businesses, including books and calendars, and the licensing of international editions of Playboy magazine.

Domestic Magazine

      Founded by Mr. Hefner in 1953, Playboy magazine plays a key role in driving the continued popularity and recognition of the Playboy brand. Playboy magazine is the best-selling monthly men's magazine in the world based on the combined circulation of the U.S. and international editions. Circulation of the U.S. edition was approximately 2.8 million copies monthly in 2007, while the combined average circulation of the 24 licensed international editions was approximately 1.0 million copies monthly in 2007. According to fall 2007 data published by the independent market research firm of Mediamark Research, Inc., or MRI, approximately one in every eight men in the United States aged 18 to 34 reads the U.S. edition of Playboy magazine.

      Playboy magazine is a general-interest magazine, targeted to men, with a reputation for excellence founded on its high-quality photography, entertainment, humor, cartoons and articles on current issues, interests and trends. Playboy magazine consistently includes in-depth, candid interviews with high-profile political, business, entertainment and sports figures, pictorials of famous women and content by leading authors, including the following:

              Interviews           Pictorials       Leading Authors
          ------------------   -----------------   -----------------

              Halle Berry       Pamela Anderson      Jimmy Breslin
             Michael Brown       Drew Barrymore       Ethan Coen
            George Clooney       Cindy Crawford      Denis Johnson
              Al Franken         Carmen Electra      Stephen King
              Bill Gates         Rachel Hunter       Norman Mailer
          Arianna Huffington     Kim Kardashian      Jay McInerney
              Derek Jeter       Elle Macpherson      Walter Mosley
             Nicole Kidman       Cindy Margolis    Joyce Carol Oates
            Jack Nicholson       Jenny McCarthy       Jane Smiley
            Bill Richardson     Denise Richards       Scott Turow
             Donald Trump      Anna Nicole Smith      John Updike
              Kanye West         Katarina Witt       Kurt Vonnegut

      Playboy magazine has long been known for publishing the work of top photographers, writers and artists. Playboy magazine also features lifestyle articles on consumer electronics and other products, fashion and automobiles and covers the worlds of sports and entertainment.

      According to the independent audit agency Audit Bureau of Circulations, or ABC, for the six months ended December 31, 2007, Playboy magazine was the 15th highest-ranking U.S. consumer publication in terms of circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers). Playboy magazine's circulation rate base for the same period was greater than each of Maxim, GQ and Esquire. To better reflect changes in how and where media is consumed and in response to the challenging magazine landscape, we adjusted our magazine circulation rate base effective with the January 2008 issue to 2.6 million from 3.0 million.

      Playboy magazine has historically generated approximately two-thirds of its revenues from subscription and newsstand circulation, with the remainder primarily from advertising. Subscription copies represent approximately 92% of total copies sold. Managing Playboy magazine's circulation to be primarily subscription driven provides a relatively stable and desirable circulation base, which we believe is attractive to advertisers. According to MRI, the median age of male Playboy magazine readers is 33, with a median annual household income of approximately $54,000, a demographic that we believe is also attractive to advertisers. We also derive revenues from the rental of Playboy magazine's subscriber list.

      We attract new subscribers to Playboy magazine through our own direct mail advertising campaigns, subscription agent campaigns and the Internet, including Playboy.com. Subscription copies of the magazine are delivered through the United States Postal Service as periodical mail. We attempt to contain these costs through presorting and other methods.

      Playboy magazine is also available as a digital edition. Each month, digital copies are delivered to subscribers via the Internet. Digital copies may also be purchased on a single-issue basis.

      Playboy magazine is one of the highest priced magazines in the U.S. The basic U.S. newsstand cover price is $5.99 ($6.99 for the December 2007 and January 2008 holiday issues). We generally increase the newsstand cover price by $1.00 when there is a feature of special appeal. We price test from time to time; however, no cover price increases are planned for 2008.

      Playboy magazine targets a wide range of advertisers. The following table sets forth advertising by category, as a percent of total advertising pages, and the total number of advertising pages:

                                        Fiscal Year   Fiscal Year   Fiscal Year
                                              Ended         Ended         Ended
Category                                   12/31/07      12/31/06      12/31/05
-------------------------------------------------------------------------------
Retail/Direct mail                               29%           28%           27%
Beer/Wine/Liquor                                 28            21            22
Tobacco                                          13            13            10
Apparel/Footwear/Accessories                      5             7             1
Electronic games                                  5             1             4
Home electronics                                  4             4             6
Automotive                                        3             4             6
Automotive accessories and equipment              3             4             3
Other                                            10            18            21
-------------------------------------------------------------------------------
Total                                           100%          100%          100%
-------------------------------------------------------------------------------
Total advertising pages                         460           429           479
===============================================================================

      We continue to focus on securing new advertisers, including expanding advertising in underserved categories. We publish the U.S. edition of Playboy magazine in 15 advertising editions: one upper income zip-coded, eight regional, two state and four metropolitan editions. All contain the same editorial material but provide targeting opportunities for advertisers. We implemented 4%, 5% and 8% cost per thousand increases in advertising rates effective with the January 2008, 2007 and 2006 issues, respectively.

      Playboy magazine subscriptions are serviced by Communications Data Services, Inc., or CDS. Pursuant to a subscription fulfillment agreement, CDS performs a variety of services, including (a) processing orders or transactions,
(b) receiving,  verifying,  balancing and depositing  payments from subscribers,
(c) printing forms and promotional materials, (d) maintaining master files on all subscribers, (e) issuing bills and renewal notices to subscribers, (f) generating labels, (g) resolving customer service complaints as directed by us and (h) furnishing various reports that enable us to monitor and to account for all aspects of the subscription operations. The term of the subscription fulfillment agreement expires June 30, 2011. Either party may terminate the agreement prior to expiration in the event of material nonperformance by, or insolvency of, the other party. We pay CDS specified fees and charges based on the types and amounts of service performed under the agreement. The fees and charges increase annually based on the consumer price index to a maximum of 6% in one year.

      Domestic distribution of Playboy magazine and special editions to newsstands and other retail outlets is accomplished through Time/Warner Retail Sales and Marketing, or TWRSM. The copies are shipped in bulk to wholesalers, who are responsible for local retail distribution. We receive a substantial cash advance from TWRSM 30 days after the date each issue goes on sale. We recognize revenues from newsstand sales based on estimated copy sales at the time each issue goes on sale and adjust for actual sales upon settlement with TWRSM. Revenue adjustments have not been material. Retailers return unsold copies to wholesalers, who count and then shred the returned copies and report the returns by affidavit. The number of copies sold on newsstands varies from month to month, depending in part on consumer interest in the cover, the pictorials and the editorial features. Our current agreement with TWRSM expires December 2008.

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

International Magazine

      We license the right to publish 24 international editions of Playboy magazine to local partners in the following countries: Argentina, Brazil, Bulgaria, Colombia, Croatia, the Czech Republic, Estonia, France, Georgia,
Germany, Greece, Hungary, Japan, Mexico, the Netherlands, Poland, Romania, Russia, Serbia, Slovakia, Slovenia, Spain, Ukraine and Venezuela.

      Local publishing licensees tailor their international editions by mixing the work of their national writers and artists with editorial and pictorial content from the U.S. edition. We monitor the content of the international editions so that they retain the distinctive style, look and quality of the U.S. edition while meeting the needs of their respective markets. The license agreements vary but, in general, are for terms of three to five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are based on both circulation and advertising revenues. The German and Brazilian editions accounted for approximately one-half of our total revenues from international editions in 2007, 2006 and 2005.

Special Editions and Other

      We have created media extensions, such as special editions and calendars, which are primarily sold in newsstand outlets. We published 25 special editions in each of 2007, 2006 and 2005, and we expect to publish the same number in 2008. Effective with the issues on newsstands in July 2007, the U.S. newsstand cover price was increased to $9.99 from $8.99. No cover price increases are currently planned for 2008. We also license rights to third parties to publish books for which we receive royalties.

LICENSING GROUP

      Our Licensing Group operations include the licensing of consumer products carrying one or more of our trademarks and/or images, third-party owned and operated Playboy-branded retail stores, multifaceted location-based entertainment venues and certain revenue-generating marketing activities.

      We license the Playboy name, the Rabbit Head Design and other images, trademarks and artwork for the worldwide manufacture, sale and distribution of a multitude of consumer products. We work with our licensees to develop, market and distribute high-quality Playboy-branded merchandise. Our licensed product lines include men's and women's apparel, men's underwear and women's lingerie, accessories, collectibles, cigars, watches, jewelry, fragrances, shoes, luggage, bath and body products, small leather goods, stationery, music, eyewear, barware, home fashions and slot machines. We continually seek to license our brand name and images in new markets and retail categories, including the launch in 2007 of PlayboyGaming.com, a Playboy-branded online casino and poker site.
The  group  also  licenses  art-related  products  based  on our  extensive  art collection, most of which was originally commissioned as illustrations for Playboy magazine. Occasionally, we sell small portions of our art and memorabilia collection through auction houses such as Christie's and Sotheby's. Playboy-branded merchandise is marketed primarily through retail outlets, including department and specialty stores, as well as through our and other e-commerce websites and catalogs.

      We also license Playboy concept stores, opening eight in the last three years, with locations in Auckland, Bangkok, Hong Kong, Kuala Lumpur, London, Melbourne and two in Las Vegas. We expect licensees to open three additional stores in 2008.

      We  have  expanded  our  licensing   activities  to  include  multifaceted
location-based entertainment venues. Our first such venue located at the Palms Casino Resort in Las Vegas opened in the fourth quarter of 2006. Our venture partner provided the funding for all of the Playboy elements, which include a 30-foot tall Rabbit Head on the exterior of their new tower, a nightclub, a boutique casino and lounge, a retail store and a sky villa hotel suite. We contributed the Playboy brand and trademarks as well as marketing support. In 2007, we announced a joint venture with Macao Studio City for a Playboy-branded entertainment destination in Macao, which will include nightlife and entertainment options, dining, specialty retail elements and a Hugh M. Hefner Villa. This venue is expected to open in late 2009.

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

PROMOTIONAL AND OTHER ACTIVITIES

      We believe that our sales of products and services are enhanced by public recognition of the Playboy brand as symbolic of a lifestyle. In order to establish public recognition, we, among other activities, purchased in 1971 the Playboy Mansion in Los Angeles, California, where Mr. Hefner lives. The Playboy Mansion is used for various corporate activities and serves as a valuable location for television production, magazine photography and for online, advertising, marketing and sales events. It also enhances our image, as we host many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increases public awareness of us and our products and services. As indicated in Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part III.
Item 13. "Certain Relationships and Related Transactions," Mr. Hefner pays us rent for that portion of the Playboy Mansion used exclusively for his and his personal guests' residence as well as for the per-unit value of non-business meals, beverages and other benefits received by him and his personal guests. The Playboy Mansion is included in our Consolidated Balance Sheets at December 31, 2007 and December 31, 2006, at a net book value of $1.4 million and $1.6 million, respectively, including all improvements and after accumulated depreciation. We incur all operating expenses of the Playboy Mansion, including depreciation and taxes, which were $2.8 million, $2.1 million and $3.1 million for 2007, 2006 and 2005, respectively, net of rent received from Mr. Hefner.

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

EMPLOYEES

      We employed 789 and 782 full-time employees at February 29, 2008 and February 28, 2007, respectively. No employees are represented by collective bargaining agreements. We believe we maintain a satisfactory relationship with our employees.

AVAILABLE INFORMATION

      We make available free of charge on our website, PlayboyEnterprises.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission.

      Also posted on our website are the charters of the Audit Committee and Compensation Committee of our Board of Directors, our Code of Business Conduct and our Corporate Governance Guidelines. Copies of these documents are available free of charge by sending a request to Investor Relations, Playboy Enterprises, Inc., 680 North Lake Shore Drive, Chicago, Illinois 60611.

      As required under Section 302 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Annual Report on Form 10-K. In addition, we submitted to the New York Stock Exchange, or the Exchange, the required annual certifications of our Chief Executive Officer relating to compliance by us with the Exchange's corporate governance listing standards. Copies of these certifications are available to stockholders free of charge by sending a request to Investor Relations, Playboy Enterprises, Inc., 680 North Lake Shore Drive, Chicago, Illinois 60611.

Item 1A. Risk Factors
---------------------

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

      Our cable television and DTH operations require continued access to satellite transponders to transmit programming to cable and DTH operators. Material limitations on our access to these systems or satellite transponder capacity could materially adversely affect our business, financial condition or results of operations. Our access to transponders may also be restricted or denied if:

            o we or the satellite transponder providers are indicted or otherwise charged as a defendant in a criminal proceeding;

            o     the  Federal   Communications   Commission   issues  an  order
                  initiating a proceeding to revoke the satellite owner's authorization to operate the satellite;

            o the satellite transponder providers are ordered by a court or governmental authority to deny us access to the transponder;

            o we are deemed by a governmental authority to have violated any obscenity law; or

            o the satellite transponder providers fail to provide the required services.

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

      The international scope of our operations may contribute to volatile financial results and difficulties in managing our business. For the year ended December 31, 2007, we derived approximately 33% of our consolidated revenues from countries outside the United States. Our international operations expose us to numerous challenges and risks, including, but not limited to, the following:

            o     adverse  political,   regulatory,   legislative  and  economic
                  conditions in various jurisdictions;

            o     costs of complying with varying governmental regulations;

            o     fluctuations in currency exchange rates;

            o difficulties in developing, acquiring or licensing programming and products that appeal to a variety of audiences and cultures;

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

      We are engaged in businesses that have experienced significant technological changes over the past several years and are continuing to undergo technological changes. Our ability to implement our business plan and to achieve the results projected by management will depend on management's ability to anticipate technological advances and implement strategies to take advantage of future technological changes. Any inability to identify, fund investment in and commercially exploit new technology or the commercial failure of any technology that we pursue, such as Internet and wireless, could result in our businesses becoming burdened by obsolete technology and could have a material adverse impact on our business, financial condition or results of operations.

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

      Additionally, the development of emerging technologies, including the Internet and online services, poses the risk of making piracy of our intellectual property more prevalent. Digital formats, such as the ones we use to distribute our programming through MSOs, DTH and the Internet, are easier to copy, download or intercept. As a result, users can download, duplicate and distribute unauthorized copies of copyrighted programming and photographs over the Internet or other media, including DVDs. As long as pirated content is available, consumers could choose to download or purchase pirated intellectual property rather than pay to subscribe to our services or purchase our products.

      National consolidation of the single-copy magazine distribution system may adversely affect our ability to obtain favorable terms on the distribution of Playboy magazine and special editions and may lead to declines in profitability and circulation.

      In the past decade, the single-copy magazine distribution system has undergone dramatic consolidation. According to an economic study released by Magazine Publishers of America in 2001, the number of magazine wholesalers has declined from more than 180 independent distribution owners to just four large wholesalers that handle 80% of the single-copy distribution business. Currently, we rely on a single national distributor, TWRSM, for the distribution of Playboy magazine and special editions to newsstands and other retail outlets. As a result of this industry consolidation, we face increasing pressure to lower the prices we charge to wholesalers and increase our sell-through rates. If we are forced to lower the prices we charge wholesalers, we may experience declines in revenue. If we are unable to meet targeted sell-through rates, we may incur greater expenses in the distribution process. The combination of these factors could negatively impact the profitability and newsstand circulation for Playboy magazine and special editions.

      If we are unable to generate revenues from advertising and sponsorships, or if we were to lose our large advertisers or sponsors, our business would be harmed.

      If companies perceive Playboy magazine, Playboy.com or any of our other free websites to be limited or ineffective advertising mediums, they may be reluctant to advertise in our products or to be our sponsors. Our ability to generate significant advertising and sponsorship revenues depends upon several factors, including, among others, the following:

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

      We rely on third parties to service our Playboy magazine subscriptions and to print and distribute the magazine and special editions. We also rely on a third party to operate our e-commerce and catalog businesses. If these third parties fail to perform, our business could be harmed.

      We rely on CDS to service Playboy magazine subscriptions. The magazine and special editions are printed by Quad at a single site located in Wisconsin, which ships the product to subscribers and wholesalers. We rely on a single national distributor, TWRSM, for the distribution of Playboy magazine and special editions to newsstands and other retail outlets. In the second quarter of 2008, we will be outsourcing our e-commerce and catalog businesses to a third party and will rely on this third party to operate these businesses. If CDS, Quad, TWRSM or our e-commerce and catalog businesses operator is unable to or does not perform and we are unable to find alternative services in a timely fashion, our business could be adversely affected.

      Increases in paper prices or postal rates could adversely affect our operating performance.

      Paper costs are a substantial component of the manufacturing and direct marketing expenses of our publishing business. The market for paper has historically been cyclical, resulting in volatility in paper prices. An increase in paper prices could materially adversely affect our operating performance unless and until we can pass any increases through to the consumer.

      The cost of postage also affects the profitability of Playboy magazine. An increase in postage rates could materially adversely affect our operating performance unless and until we can pass the increase through to the consumer.

      If we experience a significant decline in our circulation rate base, our results could be adversely affected.

      According to ABC, Playboy magazine was the 15th highest-ranking U.S. consumer publication in terms of circulation rate base for the six months ended December 31, 2007. Our circulation is primarily subscription driven, with subscription copies comprising approximately 92% of total copies sold. If we either experience a significant decline in subscriptions because we lose existing subscribers or do not attract new subscribers, our results could be adversely affected.

      We may not be able to compete successfully with direct competitors or with other forms of entertainment.

      We derive a significant portion of our revenues from subscriber-based fees, advertising and licensing, for which we compete with various other media, including magazines, newspapers, television, radio, Internet websites and event or event sponsorships that offer customers information and services similar to those that we provide. We also compete with providers of alternative leisure-time activities and media. Competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business, financial condition or results of operations.

      We face competition on both country and regional levels. In addition, each of our businesses competes with companies that deliver content through the same platforms. Many of our competitors, including large entertainment and media enterprises, have greater financial and human resources than we do. We cannot assure you that we can remain competitive with companies that have greater resources or that offer alternative entertainment and information options.

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

            o Regulation of commercial advertising. We receive a significant portion of our advertising revenues from companies selling alcohol and tobacco products. For the year ended December 31, 2007, beer/wine/liquor and tobacco represented 28% and 13%, respectively, of the total advertising pages in Playboy magazine. Significant limitations on the ability of those companies to advertise in Playboy magazine or on our websites because of either legislative, regulatory or court action could materially adversely affect our business, financial condition or results of operations. In 1996, the Food and Drug Administration announced regulations that prohibited the publication of tobacco advertisements containing drawings, colors or pictures. While those regulations were later held unconstitutional by the Supreme Court of the United States, future attempts may be made by other federal agencies to impose similar or other types of advertising limitations.

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

      We have a significant amount of debt. At December 31, 2007, we had total financing obligations of $115.0 million, all of which consisted of our 3.00% convertible senior subordinated notes due 2025. In addition, we have a $50.0 million revolving credit facility. At December 31, 2007, there were no borrowings and $10.6 million in letters of credit outstanding under this facility, permitting $39.4 million of available borrowings under this facility.

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

      Ownership of Playboy Enterprises, Inc. is concentrated.

      As of December 31, 2007, Mr. Hefner beneficially owned 69.53% of our Class A common stock. As a result, given that our Class B stock is nonvoting, Mr. Hefner possesses influence on matters including the election of directors as well as transactions involving a potential change of control. Mr. Hefner may support, and cause us to pursue, strategies and directions with which holders of our securities disagree. The concentration of our share ownership may delay or prevent a change in control, impede a merger, consolidation, takeover or other transaction involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Item 1B. Unresolved Staff Comments
----------------------------------

      None.

Item 2. Properties
------------------

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

Operations Facilities Leased:

   Los Angeles, California    This space is used by our Entertainment  Group and
                              third parties as a centralized digital,  technical
                              and programming  facility.  In connection with the
                              potential   sale  of   assets   related   to  this
                              production  facility,  we expect to enter  into an
                              agreement to sublet the entirety of this  facility
                              to  the  buyer  of  the  assets.   See  Note  (T),
                              Subsequent  Events,  to the Notes to  Consolidated
                              Financial Statements.

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

Item 3. Legal Proceedings
-------------------------

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas, against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998, due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of approximately $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and approximately $0.3 million for lost profits, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we vigorously pursued an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We have posted a bond in the amount of approximately $9.4 million, which represents the amount of the judgment, costs and estimated pre- and post-judgment interest, in connection with the appeal. On May 25, 2006, the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of the plaintiffs' claims and remanded the remaining claims for a new trial. On July 14, 2006, the plaintiffs filed a motion for rehearing and en banc reconsideration, which we opposed. On October 12, 2006, the State Appellate Court denied plaintiffs' motion. On December 27, 2006, we filed a petition for review with the Texas Supreme Court. On January 25, 2008, the Texas Supreme Court denied our petition for review. On February 8, 2008, we filed a petition for rehearing with the Texas Supreme Court. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be obtained. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, or Statement 5, no liability has been accrued.

      On May 17, 2001, Logix Development Corporation, or Logix, D. Keith Howington and Anne Howington filed suit in state court in Los Angeles County Superior Court in California against Spice Entertainment Companies, Inc., or Spice, Emerald Media, Inc., or EMI, Directrix, Inc., or Directrix, Colorado Satellite Broadcasting, Inc., New Frontier Media, Inc., J. Roger Faherty, or Faherty, Donald McDonald, Jr., and Judy Savar. On February 8, 2002, plaintiffs amended the complaint and added as a defendant Playboy, which acquired Spice in 1999. The complaint alleged 11 contract and tort causes of action arising principally out of a January 18, 1997, agreement between EMI and Logix in which EMI agreed to purchase certain explicit television channels broadcast over C-band satellite. The complaint further sought damages from Spice based on Spice's alleged failure to provide transponder and uplink services to Logix. Playboy and Spice filed a motion to dismiss the plaintiffs' complaint. After pre-trial motions, Playboy was dismissed from the case and a number of causes of action were dismissed against Spice. A trial date for the remaining breach of contract claims against Spice was set for December 10, 2003, and then continued, first to February 11, 2004, and then to March 17, 2004. Spice and the plaintiffs filed cross-motions for summary judgment or, in the alternative, for summary adjudication, on September 5, 2003. Those motions were heard on November 19, 2003, and were denied. In February 2004, prior to the trial, Spice and the plaintiffs agreed to a settlement in the amount of $8.5 million, which we recorded as a charge in 2003. We paid $1.0 million, $1.0 million and $6.5 million in 2006, 2005 and 2004, respectively. In 2004, we received a $5.6 million insurance recovery partially related to the prior year litigation settlement with Logix.

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

      On September 26, 2002, Directrix filed suit in the U.S. Bankruptcy Court in the Southern District of New York against Playboy Entertainment Group, Inc. In the complaint, Directrix alleged that it was injured as a result of the termination of a Master Services Agreement under which Directrix was to perform services relating to the distribution, production and post-production of our cable networks and a sublease agreement under which Directrix would have subleased office, technical and studio space at our Los Angeles production facility. Directrix also alleged that we breached an agreement under which Directrix had the right to transmit and broadcast certain versions of films through C-band satellite, commonly known as the TVRO market, and through Internet distribution. On November 15, 2002, we filed an answer denying Directrix's allegations, along with counterclaims against Directrix relating to the Master Services Agreement and seeking damages. On May 15, 2003, we filed an amended answer and counterclaims. On July 30, 2003, Directrix moved to dismiss one of the amended counterclaims, and on October 20, 2003, the Court denied Directrix's motion. The parties were engaged in discovery. In January 2007, the parties agreed in principle to a settlement and release of the claims between them. Under the settlement, which was subject to the approval of the Bankruptcy Court, we agreed to provide a payment in the amount of $1.8 million, which we recorded as a charge in 2006. The settlement was paid in the third quarter of 2007. The settlement is a compromise of disputed claims and is not an admission of liability. We believe we had good defenses against Directrix's claims, but made the reasonable business decision to settle the litigation to avoid further management distraction and defense costs, which we had estimated would have approximately equaled the amount of the settlement.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      None.

                                     PART II

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

      Stock price information, as reported in the New York Stock Exchange Composite Listing, is set forth in Note (S), Quarterly Results of Operations (Unaudited), to the Notes to Consolidated Financial Statements. Our securities are traded on the exchange listed on the cover page of this Annual Report on Form 10-K under the ticker symbols PLA A (Class A voting) and PLA (Class B nonvoting). At February 29, 2008, there were 3,305 and 9,492 holders of record of Class A common stock and Class B common stock, or Class B stock, respectively. There were no cash dividends declared during 2007, 2006 or 2005. Information regarding the high and low sales prices for our common stock for each full quarterly period within the two most recent completed fiscal years is set forth in Note (S), Quarterly Results of Operations (Unaudited), to the Notes to Consolidated Financial Statements.

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

      The following graph sets forth the five-year cumulative total stockholder return on our Class B stock with the cumulative total stockholder return of the Russell 2000 Stock Index and with our peer group for the period from December 31, 2002, through December 31, 2007. The graph reflects $100 invested on December 31, 2002, in stock or index, including reinvestment of dividends. Our peer group is comprised of Time Warner Inc., Meredith Corporation, MGM Mirage, Playboy Enterprises, Inc., Primedia, Inc., The Walt Disney Company, World Wrestling Entertainment, Inc. and Viacom Inc.

 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL.]

--------------------------------------------------------------------------------
                             12/02    12/03    12/04    12/05    12/06    12/07
--------------------------------------------------------------------------------

Playboy Enterprises, Inc.   100.00   159.53   121.32   137.12   113.13    90.03
Russell 2000                100.00   147.25   174.24   182.18   215.64   212.26
Peer Group                  100.00   126.49   131.99   118.60   148.88   139.05

      Other information required under this Item is contained in our Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2008, which will be filed within 120 days after the close of our fiscal year ended December 31, 2007, and is incorporated herein by reference.

Item 6. Selected Financial Data
-------------------------------

(in thousands, except per share amounts
and number of employees)

                                                            Fiscal Year  Fiscal Year  Fiscal Year  Fiscal Year   Fiscal Year
                                                                  Ended        Ended        Ended        Ended         Ended
                                                               12/31/07     12/31/06     12/31/05     12/31/04      12/31/03
----------------------------------------------------------------------------------------------------------------------------
Selected financial data (1)
Net revenues                                                  $ 339,840    $ 331,142    $ 338,153    $ 329,376     $ 315,844
Interest expense, net                                            (2,363)      (3,164)      (4,769)     (13,108)      (15,946)
Net income (loss)                                                 4,925        2,285         (735)       9,989        (7,557)
Net income (loss) applicable to common shareholders               4,925        2,285         (735)       9,561        (8,450)
Basic and diluted earnings (loss) per common share                 0.15         0.07        (0.02)        0.30         (0.31)
EBITDA: (2)
   Net income (loss)                                              4,925        2,285         (735)       9,989        (7,557)
   Adjusted for:
      Interest expense                                            4,874        5,611        6,986       13,687        16,309
      Income tax expense                                          1,928        2,496        3,998        3,845         4,967
      Depreciation and amortization                              41,198       42,218       42,540       47,100        49,558
      Amortization of deferred financing fees                       490          535          635        1,266         1,407
      Stock options and restricted stock awards                   1,633        1,859          601          682            45
      Equity (income) loss in operations of investments            (129)          94          383           71            80
                                                              --------------------------------------------------------------
   EBITDA                                                     $  54,919    $  55,098    $  54,408    $  76,640     $  64,809
============================================================================================================================
At period end
Cash and cash equivalents and marketable securities
   and short-term investments                                 $  33,555    $  35,748    $  52,052    $  50,720     $  34,878
Total assets                                                    445,156      435,783      428,969      416,330       413,809
Long-term financing obligations                                 115,000      115,000      115,000       80,000       115,000
Redeemable preferred stock                                           --           --           --           --        16,959
Total shareholders' equity                                    $ 171,317    $ 163,628    $ 157,247    $ 162,158     $ 100,344
Long-term financing obligations as a
   percentage of total capitalization                                40%          41%          42%          33%           53%
Number of common shares outstanding
   Class A voting                                                 4,864        4,864        4,864        4,864         4,864
   Class B nonvoting                                             28,402       28,362       28,261       28,521        22,579
Number of full-time employees                                       801          789          709          645           592
----------------------------------------------------------------------------------------------------------------------------
Selected operating data
Cash investments in Company-produced and
   licensed entertainment programming                         $  34,619    $  38,475    $  33,075    $  41,457     $  44,727
Cash investments in online content                                5,620        5,031        2,242        2,317         2,436
                                                              --------------------------------------------------------------
   Total cash investments in programming and content             40,239       43,506       35,317       43,774        47,163
Amortization of investments in Company-produced
   and licensed entertainment programming                        33,935       36,564       37,450       41,695        40,603
Online content expense                                            5,620        5,241        2,626        2,317         2,436
                                                              --------------------------------------------------------------
   Total amortization of programming and content              $  39,555    $  41,805    $  40,076    $  44,012     $  43,039
----------------------------------------------------------------------------------------------------------------------------

      For a more detailed description of our financial position, results of operations and accounting policies, please refer to Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II. Item 8. "Financial Statements and Supplementary Data."

(1) 2007 included $0.5 million of restructuring expense and a $1.5 million charge on assets held for sale related to the potential sale of our Los Angeles production facility. 2006 included $2.0 million of restructuring expense. 2005 included $19.3 million of debt extinguishment expense related to the redemption of $80.0 million of 11.00% senior secured notes, or senior secured notes, issued by our subsidiary PEI Holdings, Inc. 2004 included $5.9 million of debt extinguishment expense related to the redemption of $35.0 million of the senior secured notes and a $5.6 million insurance recovery partially related to a litigation settlement recorded in the prior year. 2003 included an $8.5 million charge related to the litigation settlement and $3.3 million of debt extinguishment expense related to prior financing obligations, which were paid upon completion of our debt offering.

(2) EBITDA represents earnings from continuing operations before interest expense, income tax expense, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees, stock-based compensation related to stock options and restricted stock awards and equity income or loss in operations of investments. We evaluate our operating results based on several factors, including EBITDA. We consider EBITDA an important indicator of the operational strength and performance of our ongoing businesses, including our ability to provide cash flows to pay interest, service debt and fund capital expenditures. EBITDA eliminates the uneven effect across business segments of noncash depreciation of property and equipment and amortization of intangible assets. Because depreciation and amortization are noncash charges, they do not affect our ability to service debt or make capital expenditures. EBITDA also eliminates the impact of how we fund our businesses and the effect of changes in interest rates, which we believe relate to general trends in global capital markets but are not necessarily indicative of our operating performance. Finally, EBITDA is used to determine compliance with some of the terms of our credit facility. EBITDA should not be considered an alternative to any measure of performance or liquidity under generally accepted accounting principles in the United States. Similarly, EBITDA should not be inferred as more meaningful than any of those measures.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

OVERVIEW

      Since our inception in 1953 as the publisher of Playboy magazine, we have evolved into a brand-driven, international multimedia entertainment and lifestyle company. Today, our businesses are organized into three reportable segments: Entertainment, Publishing and Licensing.

      The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and the accompanying notes.

REVENUES

      Entertainment Group revenues are principally from domestic and international TV and online/mobile. Television revenues are affected by factors including shelf space, retail price and marketing, which are controlled by our distribution partners, by revenue splits negotiated with distribution partners and by demand for our programming. Domestic TV revenues are generated primarily from our Playboy TV- and Spice-branded networks. Internationally, we own and operate or license Playboy-, Spice- and locally-branded television networks or blocks of programming. We have minority equity interests in additional international networks through joint ventures. We currently generate most of our online/mobile revenues from the sale of our premium content. These subscription revenues are derived from multiple online clubs, which offer unique content under various brands, including Playboy and Spice. E-commerce revenues include the sale of our branded and third-party consumer products, both online and through direct mail. We also generate revenues from online advertising sales in conjunction with our magazine advertising sales efforts. Internationally, we receive licensing fees from Playboy- and other-branded websites and from content delivered via wireless devices to providers outside of the U.S. Entertainment Group revenues are also generated from the sale of DVDs, from co-productions aired on third-party networks and from license fees for Playboy Radio on SIRIUS Satellite Radio.

      Publishing Group revenues are primarily circulation driven for our domestic magazine and special editions and include both subscription and newsstand sales. Additionally, the group generates revenues from advertising sales in Playboy magazine as well as from royalties on circulation and advertising sales from our 24 licensed international editions.

      Licensing Group revenues are generated primarily from royalties on the wholesale price of our branded products around the world as well as from multifaceted location-based entertainment venues. We also generate revenues from periodic auction or opportunistic sales of small portions of our art and memorabilia collection and from marketing events such as the annual Playboy Jazz Festival.

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

      Publishing Group expenses include manufacturing, subscription acquisition,
newsstand   promotion,   editorial,   shipping  and   administrative   expenses.
Manufacturing of the magazine represents the largest cost for the group.

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

RESULTS OF OPERATIONS (1)

      The following table sets forth our results of operations (in millions, except per share amounts):

                                                                       Fiscal Year   Fiscal Year   Fiscal Year
                                                                             Ended         Ended         Ended
                                                                          12/31/07      12/31/06      12/31/05
--------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV                                                            $   75.8      $   82.5      $   98.6
   International TV                                                           55.9          49.5          46.9
   Online/mobile                                                              63.3          61.7          53.9
   Other                                                                       8.0           7.3           4.6
--------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                       203.0         201.0         204.0
--------------------------------------------------------------------------------------------------------------
Publishing
   Domestic magazine                                                          77.0          80.7          89.4
   International magazine                                                      7.4           6.6           6.6
   Special editions and other                                                  9.4           9.8          10.5
--------------------------------------------------------------------------------------------------------------
   Total Publishing                                                           93.8          97.1         106.5
--------------------------------------------------------------------------------------------------------------
Licensing
   Consumer products                                                          34.0          28.2          24.2
   Location-based entertainment                                                3.8           1.2           0.1
   Marketing events                                                            3.2           3.0           3.0
   Other                                                                       2.0           0.6           0.4
--------------------------------------------------------------------------------------------------------------
   Total Licensing                                                            43.0          33.0          27.7
--------------------------------------------------------------------------------------------------------------
Total net revenues                                                        $  339.8      $  331.1      $  338.2
==============================================================================================================

Net income (loss)
Entertainment
   Before programming amortization and online content expenses            $   60.9      $   65.1      $   81.2
   Programming amortization and online content expenses                      (39.6)        (41.8)        (40.1)
--------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                        21.3          23.3          41.1
--------------------------------------------------------------------------------------------------------------
Publishing                                                                    (7.6)         (5.4)         (6.5)
--------------------------------------------------------------------------------------------------------------
Licensing                                                                     26.4          18.9          16.0
--------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                       (28.1)        (25.7)        (19.6)
--------------------------------------------------------------------------------------------------------------
Segment income                                                                12.0          11.1          31.0
Restructuring expense                                                         (0.5)         (2.0)         (0.1)
Impairment charge on assets held for sale                                     (1.5)           --            --
--------------------------------------------------------------------------------------------------------------
Operating income                                                              10.0           9.1          30.9
--------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                           2.5           2.4           2.2
   Interest expense                                                           (4.9)         (5.6)         (7.0)
   Amortization of deferred financing fees                                    (0.5)         (0.5)         (0.6)
   Minority interest expense                                                    --            --          (1.6)
   Debt extinguishment expense                                                  --            --         (19.3)
   Other, net                                                                 (0.3)         (0.6)         (1.3)
--------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                                    (3.2)         (4.3)        (27.6)
--------------------------------------------------------------------------------------------------------------
Income before income taxes                                                     6.8           4.8           3.3
Income tax expense                                                            (1.9)         (2.5)         (4.0)
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $    4.9      $    2.3      $   (0.7)
==============================================================================================================

Basic and diluted earnings (loss) per common share                        $   0.15      $   0.07      $  (0.02)
==============================================================================================================

(1) Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

2007 COMPARED TO 2006

      Revenues increased $8.7 million, or 3%, compared to 2006 due to continued revenue growth in our Licensing Group, partially offset by lower revenues from our Publishing Group. Entertainment Group revenues were flat compared to the prior year.

      Segment income increased $0.9 million, or 8%, compared to 2006 due to increased profits from our Licensing Group, largely offset by lower results from our Publishing and Entertainment Groups and higher Corporate Administration and Promotion expenses.

      Operating income of $10.0 million improved $0.9 million, or 10%, compared to 2006 as a result of the segment results previously discussed. The current year included a $1.5 million charge in connection with the potential sale of assets related to our Los Angeles production facility and a $0.5 million restructuring charge, compared to a $2.0 million restructuring charge in 2006.

      Net income of $4.9 million improved $2.6 million, or 116%, compared to 2006 primarily as a result of the improved operating results previously discussed, combined with decreases of $0.7 million and $0.6 million in interest and income tax expenses, respectively.

Entertainment Group

      The following discussion focuses on the revenues and profit contribution before programming amortization and online content expenses of each of our Entertainment Group businesses.

      Revenues from our domestic TV networks decreased $6.7 million, or 8%, and profit contribution decreased $4.2 million in 2007. The decrease in revenues was primarily due to pressure on splits with operators and a reduction in the total number of households with access to our linear networks. The profit contribution decrease was primarily due to the lower revenues, partially offset by lower marketing expense and the impact of a $1.8 million legal settlement in 2006. We are currently negotiating the sale of the assets related to our Los Angeles production facility. See Note (T), Subsequent Events, to the Notes to Consolidated Financial Statements for additional information.

      International TV revenues increased $6.4 million, or 13%, and profit contribution increased $4.0 million in 2007 primarily due to growth in our U.K. and other European networks. Foreign currency exchange rate fluctuations increased both revenues and expenses, which resulted in an overall small favorable impact on profit contribution.

      Online/mobile revenues increased $1.6 million, or 3%, and profit contribution was flat in 2007. Online subscription revenues were flat for the year, while profit contribution increased slightly. E-commerce revenues and profit contribution increased from the launch in the fourth quarter of 2006 of the BUNNYshop, a women's fashion e-commerce and catalog business, combined with improved sales from our Playboy e-commerce and catalog business. In early 2008, we entered into an agreement to outsource these e-commerce and catalog businesses. Licensing our Spice e-commerce and catalog business in the third quarter of 2006 also favorably impacted 2007 profit contribution. Advertising revenues grew 49% due to the redesign of Playboy.com, largely offset by increased related costs. Mobile results decreased primarily due to lower royalties from a licensee in Europe.

      Revenues from other businesses increased $0.7 million, or 9%, in 2007 primarily due to recording license fees for our production company, Alta Loma Entertainment. A $0.7 million decrease in profit contribution was impacted by Club Jenna, Inc. and related companies, or Club Jenna, which we acquired in the second quarter of 2006, and a legal settlement recorded in 2007.

      The group's administrative expenses increased $3.2 million, or 17%, in 2007 primarily in support of the acquired businesses coupled with higher performance-based compensation expense.

      Programming amortization and online content expenses decreased $2.2 million, or 5%, in 2007.

      Segment income for the group decreased $2.0 million, or 9%, in 2007 compared to 2006 due to the results previously discussed.

Publishing Group

      Domestic magazine revenues decreased $3.7 million, or 5%, in 2007. Subscription revenues decreased $3.5 million, or 8%, primarily due to 7% fewer copies served in 2007. Newsstand revenues decreased $1.0 million, or 10%, primarily due to 10% fewer copies sold in 2007. Print advertising revenues increased $0.8 million, or 3%, primarily due to a 6% increase in advertising pages, partially offset by a 3% decrease in average net revenue per page. To better reflect changes in how and where media is consumed and in response to the challenging magazine landscape, we adjusted our magazine circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) effective with the January 2008 issue to 2.6 million from 3.0 million. Advertising sales for the 2008 first quarter magazine issues are closed, and we expect to report approximately 30% lower advertising revenues due in part to the effect of the lower rate base and a 14% decrease in advertising pages compared to the 2007 first quarter.

      We believe that the complementary nature of our print and online businesses will allow us to grow our overall audience for Playboy content and effectively aggregate that audience for our advertising partners. On a combined basis, our Playboy print and online advertising revenues increased $2.8 million, or 10%, for the year, reflecting growth in online advertising, driven by the redesign of Playboy.com, which has attracted new advertisers.

      International magazine revenues increased $0.8 million, or 12%, in 2007 due in part to higher royalties as a result of strong performance from our Brazilian and Russian editions.

      Special editions and other revenues decreased $0.4 million, or 4%, in 2007. Special editions revenues decreased $0.7 million primarily due to 16% fewer newsstand copies sold, partially offset by the impact of a $1.00 cover price increase effective with the July 2007 issues.

      The group's segment loss increased $2.2 million, or 41%, in 2007 primarily due to the decrease in revenues discussed above combined with higher expenses related to celebrity pictorials, partially offset by lower manufacturing costs due to printing fewer copies and fewer editorial pages per issue. The segment loss included additional expense for subscription collection costs and actual allocated post-employment benefit costs related to senior editorial employees. Excluding these additional subscription collection and post-employment benefit costs, segment results would have been comparable with those of 2006.

Licensing Group

      Licensing Group revenues increased $10.0 million, or 30%, in 2007 primarily due to higher consumer products revenues, principally from Western Europe and Southeast Asia, and a full year of royalties from our location-based entertainment venue at the Palms Casino Resort in Las Vegas, which opened in the fourth quarter of 2006. The year also reflected an increase of $1.4 million related to opportunistic sales of original artwork.

      The group's segment income increased $7.5 million, or 40%, in 2007 primarily due to the increased revenues previously discussed, partially offset by higher growth-related costs and performance-based compensation expense.

Corporate Administration and Promotion

      Corporate Administration and Promotion expenses increased $2.4 million, or 9%, in 2007 in part due to additional expense related to certain trademark costs that we began expensing in the fourth quarter of 2006 and higher performance-based compensation expense. The previously mentioned allocation of actual post-employment benefit costs to the Publishing Group partially offset the unfavorable variance.

Restructuring Expense

      In 2007, we implemented a plan to outsource our remaining e-commerce and catalog businesses, to sell our Los Angeles production facility and to eliminate office space obtained as part of the Club Jenna acquisition. As a result of this restructuring plan, we recorded a charge of $0.4 million related to costs associated with a workforce reduction of 28 employees. Additional expense related to this plan will be recorded in 2008. During 2007, we made cash payments of $0.6 million related to prior years' restructuring plans. Approximately $12.5 million of the total costs of our restructuring plans was paid through December 31, 2007, with the remaining $0.5 million to be paid during 2008.

      In 2006, we recorded a charge of $2.1 million related to reducing overhead costs and annual programming and editorial expenses.

Impairment Charge on Assets Held for Sale

      We recorded a $1.5 million charge in connection with the potential sale of assets related to our Los Angeles production facility. See Note (T), Subsequent Events, to the Notes to Consolidated Financial Statements for additional information.

Nonoperating Income (Expense)

      Nonoperating expense was $1.1 million, or 26%, lower in 2007 primarily due to a $0.7 million decrease in interest expense primarily due to payments made on acquisition liabilities and a $0.2 million increase in equity income from Playboy TV-Latin America, LLC.

Income Tax Expense

      In 2007, we recognized a tax benefit associated with the decrease of $2.4 million in the valuation allowance related to the realization of our U.K. net operating losses, or NOLs, and the effect of the deferred tax treatment of certain acquired intangibles. In 2007, our effective tax rate differed from the U.S. statutory rate primarily as a result of the NOL carryforwards and the effect of the deferred tax treatment of certain indefinite-lived intangibles.

      In 2006, we modified the assumptions related to the useful lives of certain distribution agreements that previously were classified as indefinite-lived. As these distribution agreements are now being amortized, the deferred tax liability related to the distribution agreements that is expected to be realized within the NOL carryforward period may be netted against our deferred tax asset. In 2006, we recorded an income tax benefit for $2.6 million of the $3.9 million deferred tax liability related to the distribution agreement modification. In 2007, we recognized an additional income tax benefit of $0.5 million related to the distribution agreements. In 2006, our effective income tax rate differed from the U.S. statutory rate primarily as a result of foreign income and withholding taxes, for which no current U.S. income tax benefit is recognized, and the effect of the deferred tax treatment of certain indefinite-lived intangibles.

2006 COMPARED TO 2005

      Our revenues decreased $7.1 million, or 2%, compared to 2005 due to a continued decrease in revenues from our Publishing Group combined with lower revenues from our Entertainment Group, partially offset by higher revenues from our Licensing Group.

      Segment income decreased $19.9 million, or 64%, compared to 2005 due to significantly lower results from our Entertainment Group combined with higher Corporate Administration and Promotion expenses, partially offset by improved results from our Licensing and Publishing Groups.

      Operating income of $9.1 million for 2006 included $2.0 million of restructuring expense primarily related to a cost reduction plan implemented during 2006.

      Net income of $2.3 million improved $3.0 million over 2005 as the lower operating results previously discussed were more than offset by debt extinguishment and minority interest expenses of $19.3 million and $1.6 million, respectively, in 2005 and decreases of $1.5 million and $1.4 million in income tax and interest expenses, respectively, in 2006.

Entertainment Group

      The following discussion focuses on the revenues and profit contribution before programming amortization and online content expenses of each of our Entertainment Group businesses.

      Revenues from our domestic TV networks decreased $16.1 million, or 16%, in 2006.

      Playboy TV network revenues decreased $6.0 million in 2006 with cable revenues decreasing $3.0 million and direct-to-home, or DTH, revenues decreasing $1.2 million. These decreases were largely due to the continued impact of a consumer shift from pay-per-view, or PPV, to video-on-demand, or VOD, purchasing.

      Movie business revenues decreased $12.2 million in 2006 primarily due to the decline of PPV as a result of less overall carriage of adult linear networks and less shelf space in VOD compared to linear PPV. The loss of two channels to a competitor on the largest satellite TV provider also contributed to the lower movie revenues.

      2005 was favorably impacted by the discontinuation of a distributor's high-definition subscription service agreement, which resulted in the accelerated recognition of $1.4 million of deferred revenues associated with the agreement.

      Revenues from VOD increased $0.9 million in 2006.

      Revenues associated with our Los Angeles production facility increased $1.2 million in 2006 primarily due to the addition of new third-party networks.

      Profit contribution from our domestic TV networks decreased $22.4 million as a result of the lower revenues previously discussed combined with a $1.8 million legal settlement in the fourth quarter of 2006 and increased expenses primarily related to marketing and staffing. See Part I. Item 3. "Legal Proceedings" for additional information.

      International TV revenues increased $2.6 million, or 6%, in 2006 primarily due to increased DTH and cable revenues from our U.K. television business combined with favorable foreign currency exchange rates, partially offset by lower revenues from several third-party licensees. International TV profit contribution decreased $0.7 million in 2006 as a result of higher international distribution and staffing expenses.

      Online/mobile revenues increased $7.8 million, or 14%, and profit contribution increased $0.9 million in 2006. Online subscriptions and e-commerce revenues increased $5.2 million, or 11%, in 2006. Positive results from our acquisitions of an affiliate network of websites late in 2005 and Club Jenna in 2006 were partially offset by the impacts of a termination payment received in 2005 related to the discontinuation of a marketing alliance and the outsourcing of our Spice e-commerce and catalog business in 2006. Online subscriptions and e-commerce profit contribution decreased $0.2 million, or 1%, as the revenue increases previously discussed were more than offset by costs associated with the acquired businesses and higher marketing expenses. Advertising revenues increased $1.7 million in 2006 and profit contribution increased $0.5 million due to advertising revenues from the acquired businesses. Mobile revenues increased $0.9 million and profit contribution increased $0.6 million due to higher royalties combined with revenues from our acquisition of Club Jenna in 2006.

      Revenues from other businesses increased $2.7 million, or 58%, in 2006, driven by worldwide DVD sales and revenues resulting from the 2006 launch of Playboy Radio on SIRIUS Satellite Radio. Profit contribution increased $1.0 million, or 66%, in 2006 due to the revenue increases previously discussed, partially offset by higher costs largely related to the acquired businesses.

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

Publishing Group

      Domestic magazine revenues decreased $8.7 million, or 10%, in 2006. Advertising revenues decreased $4.0 million due to 10% fewer advertising pages coupled with a 4% decrease in average net revenue per page. Subscription revenues also decreased $4.0 million primarily due to lower average revenue per copy combined with fewer copies served. Newsstand revenues decreased $0.7 million primarily due to 15% fewer copies sold in 2006. This decrease was partially mitigated by the impact of a $1.00 cover price increase effective with the February 2006 issue.

      Revenues from special editions and other decreased $0.7 million, or 7%, in 2006. Special editions revenues decreased $0.5 million primarily due to 15% fewer newsstand copies sold in 2006, partially offset by the impact of a $1.00 cover price increase effective with the November 2005 issues and by a favorable variance related to prior issues.

      International magazine revenues were flat for 2006.

      The group's segment loss improved $1.1 million, or 17%, as lower subscription acquisition amortization, editorial content, manufacturing, advertising sales, marketing and administration expenses were partially offset by the lower revenues previously discussed and by higher operating expenses related to international publishing in 2006.

Licensing Group

      Licensing Group revenues increased $5.3 million, or 19%, in 2006 primarily due to higher international royalties, principally from Europe, and royalties from our location-based entertainment venue at the Palms Casino Resort in Las Vegas, which opened in the fourth quarter of 2006. The group's segment income increased $2.9 million, or 19%, due to the increased revenues previously discussed, partially offset by higher growth-related costs.

Corporate Administration and Promotion

      Corporate Administration and Promotion expenses increased $6.1 million, or 31%, in 2006 primarily due to the elimination of our intra-company agreements related to trademark, content and administrative fees as a result of the
Playboy.com minority interest repurchase previously discussed and higher promotional spending.

Restructuring Expense

      In 2006, we implemented a cost reduction plan to lower overhead costs and annual programming and editorial expenses. As a result of the 2006 restructuring plan, we reported a charge of $2.1 million related to costs associated with a workforce reduction of 15 employees.

Nonoperating Income (Expense)

      Nonoperating expense decreased $23.3 million, or 84%, in 2006. 2005 included $19.3 million of debt extinguishment expense related to a debt refinancing and $1.6 million of minority interest expense related to the previously discussed repurchase of the remaining minority interest in Playboy.com. 2006 reflected a decrease in interest expense of $1.4 million, which was also a result of our 2005 debt refinancing.

Income Tax Expense

      Our effective income tax rate differed from the U.S. statutory rate primarily as a result of foreign income and withholding taxes, for which no current U.S. income tax benefit was recognized, and the deferred tax treatment of certain indefinite-lived intangibles.

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

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2007, we had $20.6 million in cash and cash equivalents compared to $26.7 million in cash and cash equivalents at December 31, 2006. We also had $6.0 million and $3.0 million of auction rate securities, or ARS, included in marketable securities and short-term investments at December 31, 2007 and December 31, 2006, respectively. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, typically every 28 days, there is a new auction process. Total financing obligations were $115.0 million at both December 31, 2007 and December 31, 2006.

      At December 31, 2007, cash generated from our operating activities, existing cash and cash equivalents and marketable securities and short-term investments were fulfilling our liquidity requirements. We also had a $50.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both. At December 31, 2007, there were no borrowings and $10.6 million in letters of credit outstanding under this facility, resulting in $39.4 million of available borrowings under this facility.

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

CREDIT FACILITY

      We amended our $50.0 million credit facility effective September 28, 2007. The agreement now provides for revolving borrowings, the issuance of letters of credit or a combination of both of up to $50.0 million outstanding at any time. The borrowing rates and financial covenants contained in the amendment did not change materially, but we obtained additional flexibility in other restrictive covenants. Borrowings under the credit facility bear interest at a variable rate, equal to a specified LIBOR or base rate plus a specified borrowing margin based on our Adjusted EBITDA, as defined in the credit agreement. We pay fees on the outstanding amount of letters of credit based on the margin that applies to borrowings that bear interest at a rate based on LIBOR. All amounts outstanding under the credit facility will mature on September 28, 2010. The obligations of Holdings as borrower under the credit facility are guaranteed by us and each of our other U.S. subsidiaries. The obligations of the borrower and nearly all of the guarantors under the credit facility are secured by a first-priority lien on substantially all of the borrower's and the guarantors' assets.

CALIFA ACQUISITION

      In 2007, we made cash payments totaling $8.0 million in accordance with The Califa Entertainment Group, Inc., or Califa, acquisition agreement. At December 31, 2007, our remaining acquisition payment obligations, which include interest, to Califa were $3.8 million, which are payable in cash in quarterly installments ending in 2011. We have the option of accelerating these remaining acquisition payments. See the Contractual Obligations table for the future cash obligations related to our acquisitions. See Note (B), Acquisition, to the Notes to Consolidated Financial Statements for additional information relating to the Califa acquisition.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities increased $15.2 million to $24.2 million in 2007 compared to 2006 primarily due to the operating and nonoperating results previously discussed combined with increases in accounts payable and accrued salaries, wages and employee benefits from 2006.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities was $19.0 million for 2007 compared to net cash provided by investing activities of $2.1 million in 2006. 2007 reflected $10.5 million of net purchases of marketable securities and investments and $8.5 million of capital expenditures, which primarily related to leasehold improvements at our New York office and Los Angeles production facility and technology-related items. 2006 reflected net proceeds of $17.4 million from the sale of marketable securities and short-term investments, payments for acquisitions of $7.8 million primarily related to the acquisition of Club Jenna and capital expenditures of $7.5 million primarily related to technology-related items.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities of $11.7 million for 2007 and $11.1 million for 2006 were primarily due to payments in connection with acquisition liabilities.

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS

      The positive effects of foreign currency exchange rates on cash and cash equivalents during 2007 and 2006 of $0.3 million and $0.7 million, respectively, were due to the weakening of the U.S. dollar against foreign currencies, primarily the pound sterling.

CONTRACTUAL OBLIGATIONS

      The following table sets forth a summary of our contractual obligations and commercial commitments at December 31, 2007, as further discussed in the Notes to Consolidated Financial Statements (in thousands):

                                         2008        2009       2010        2011       2012  Thereafter       Total
-------------------------------------------------------------------------------------------------------------------
Long-term financing obligations (1)  $  3,450     $ 3,450    $ 3,450     $ 3,450    $ 3,450   $ 158,125   $ 175,375
Operating leases                       12,387       9,131      9,222       9,354      9,238      58,502     107,834
Purchasing obligations:
   Licensed programming
     commitments (2)                    5,887       4,510      5,000       3,333         --          --      18,730
Other (3):
   Acquisition liabilities (1), (4)     2,700       3,300      5,300         750         --          --      12,050
   Transponder service agreements    $  7,214     $ 5,408    $ 3,480     $ 3,480    $ 3,480   $   3,915   $  26,977
-------------------------------------------------------------------------------------------------------------------

(1)   Includes interest and principal commitments.

(2) Represents our non-cancelable obligations to license programming from other studios. Typically, the licensing of the programming allows us access to specific titles or in some cases the studio's entire library over an extended period of time. We broadcast this programming on our networks throughout the world, as appropriate.

(3) We have obligations of $6.7 million recorded in "Other noncurrent liabilities" on our Consolidated Balance Sheet at December 31, 2007, under two nonqualified deferred compensation plans, which permit certain employees and all non-employee directors to annually elect to defer a portion of their compensation. These amounts have not been included in the table, as the dates of payment are not known at the balance sheet date.

(4) Includes interest and principal related to the acquisitions of Califa and Club Jenna.

      We have excluded from the table above uncertain tax liabilities as defined in Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, or FIN 48, due to the uncertainty of the amount and period of payment. At December 31, 2007, our expected payment for significant contractual obligations includes approximately $8.0 million for unrecognized tax benefits associated with the adoption of FIN 48. We cannot make a reasonably reliable estimate as to if or when such amounts may be settled.

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

REVENUE RECOGNITION

Domestic Television

      Our domestic television revenues were $75.8 million and $82.5 million for the years ended December 31, 2007 and 2006, respectively. In order to record our revenues, we estimate the number of PPV and VOD buys and monthly subscriptions using a number of factors including, but not exclusively, the average number of buys and subscriptions in the prior three months based on actual payments received and historical data by geographic location. Upon recording the revenue, we also record the related receivable. We have reserves for uncollectible receivables based on our experience and monitor and adjust these reserves on a quarterly basis. At December 31, 2007 and 2006, we had receivables of $14.8 million and $13.2 million, respectively, related to domestic television. We record adjustments to revenue on a monthly basis as we obtain actual payments from the providers. Actual subscriber information and payment are generally received within three months. Historically, our adjustments have not been material. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, only the most recent two to three months would not have been fully adjusted to actual based on payments received.

International Television

      Our international television revenues were $55.9 million and $49.5 million for the years ended December 31, 2007 and 2006, respectively. In order to record our revenues, we estimate the number of PPV and VOD buys and monthly subscriptions using a number of factors including, but not exclusively, the average number of buys and subscriptions in the prior month based on subscription and billing reports provided by platform operators. Upon recording the revenue, we also record the related receivable. We have reserves for uncollectible receivables based on our experience and monitor and adjust these reserves on a monthly basis. At December 31, 2007 and 2006, we had receivables of $9.1 million and $8.0 million, respectively, related to international television. We record adjustments to revenue on a monthly basis as we obtain subscription and billing reports from the platform operators. Actual subscriber information is generally received within one month. Historically, our adjustments have not been material. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, only the most recent month would not have been fully adjusted to actual based on the prior month's reports.

Domestic Magazine

      Our Playboy magazine revenues were $77.0 million and $80.7 million for the years ended December 31, 2007 and 2006, respectively, of which 11.5% and 12.1% were derived from newsstand sales in the respective years. Our print run, which is developed with input from Time/Warner Retail Sales and Marketing, our national distributor, varies each month based on expected sales. Our expected sales are based on analyses of historical demand based on a number of variables, including content, time of year and the cover price. We record our revenues for each month's issue utilizing our expected sales. Our revenues are recorded net of a provision for estimated returns. Substantially all of the magazines to be returned are returned within 90 days of the date that the subsequent issue goes on sale. We adjust our provision for returns based on actual returns of the magazine. Historically, our annual adjustments to Playboy magazine newsstand revenues have not been material and are driven by differences in actual consumer demand as compared to expected sales. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, only the most recent two to three issues would not have been fully adjusted to actual based on actual returns received.

DEFERRED REVENUES

      We had deferred revenues related to Playboy magazine subscriptions and online subscriptions of $32.6 million and $4.1 million, respectively, at December 31, 2007 and $34.3 million and $4.0 million, respectively, at December 31, 2006. Sales of Playboy magazine and online subscriptions, less estimated cancellations, are deferred and recognized as revenues proportionately over the subscription periods. Our estimates of cancellations are based on historical experience and current marketplace conditions and are adjusted monthly on the basis of actual results. We have not experienced significant deviations between estimated and actual results.

STOCK-BASED COMPENSATION

      Our stock-based compensation expense related to stock options was $1.1 million for the year ended December 31, 2007. On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), Share-Based Payment, or Statement 123(R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, under the modified prospective method. We estimate the value of stock options on the date of grant using the Lattice Binomial model, or Lattice model. The Lattice model requires extensive analysis of actual exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and option cancellations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We measure stock-based compensation cost at the grant date based on the value of the award and recognize the expense over the vesting period. Compensation expense, as recognized under Statement 123(R), for all stock-based compensation awards is recognized using the straight-line attribution method.

RELATED PARTY TRANSACTIONS

HUGH M. HEFNER

      We own a 29-room mansion located on five and one-half acres in Los Angeles, California. The Playboy Mansion is used for various corporate activities and serves as a valuable location for television production, magazine photography and for online, advertising, marketing and sales events. It also enhances our image as host for many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increases public awareness of us and our products and services. Its facilities include a tennis court, swimming pool, gymnasium and other recreational facilities as well as extensive film, video, sound and security systems. The Playboy Mansion also includes accommodations for guests and serves as an office and residence for Hugh M. Hefner, our Editor-in-Chief and Chief Creative Officer, or Mr. Hefner. It has a full-time staff that performs maintenance, serves in various capacities at the functions held at the Playboy Mansion and provides our and Mr. Hefner's guests with meals, beverages and other services.

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

      Mr. Hefner's usage of Playboy Mansion services and benefits is recorded through a system initially developed by the professional services firm of PricewaterhouseCoopers LLP, and now administered by us, with appropriate modifications approved by the Audit and Compensation Committees of the Board of Directors. The lease dated June 1, 1979, as amended, between Mr. Hefner and us renews automatically at December 31st each year and will continue to renew unless either Mr. Hefner or we terminate it. The rent charged to Mr. Hefner during 2007 included the appraised rent and the appraised per-unit value of other benefits, as described above. Within 120 days after the end of our fiscal year, the actual charge for all benefits for that year is finally determined. Mr. Hefner pays or receives credit for any difference between the amount finally determined and the amount he paid over the course of the year. We estimated the sum of the rent and other benefits payable for 2007 to be $0.7 million, and Mr. Hefner paid that amount during 2007. The actual rent and other benefits paid for 2006 and 2005 were $0.8 million and $1.1 million, respectively.

      We purchased the Playboy Mansion in 1971 for $1.1 million and in the intervening years have made substantial capital improvements at a cost of $14.2 million through 2007 (including $2.7 million to bring the Hefner residence accommodations to a standard similar to the Playboy Mansion's common areas). The Playboy Mansion is included in our Consolidated Balance Sheets at December 31, 2007 and 2006, at a net book value of $1.4 million and $1.6 million, respectively, including all improvements and after accumulated depreciation. We incur all operating expenses of the Playboy Mansion, including depreciation and taxes, which were $2.8 million, $2.1 million and $3.1 million for 2007, 2006 and 2005, respectively, net of rent received from Mr. Hefner.

      Holly Madison, Bridget Marquardt and Kendra Wilkinson, the stars of The Girls Next Door on E! Entertainment Television, reside in the mansion with Mr. Hefner. The value of rent, food and beverage and other personal benefits for the use of the Playboy Mansion by Ms. Madison, Ms. Marquardt and Ms. Wilkinson is charged to Alta Loma Entertainment, our production company. The aggregate amount of these charges in 2007 was $0.4 million. In addition, each of Ms. Madison, Ms. Marquardt and Ms. Wilkinson receives payments for services rendered on our behalf, including appearance fees.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51, or Statement 160. Statement 160 clarifies that a noncontrolling interest (previously referred to as minority interest) in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We are required to adopt Statement 160 at the beginning of 2009. We are currently evaluating the impact, if any, of adopting Statement 160 on our future results of operations and financial condition.

      In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, or Statement 141(R). Statement 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. Statement 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. Statement 141(R) also requires, among other things, that acquisition-related costs be recognized separately from the acquisition. We are required to adopt Statement 141(R) prospectively for business combinations on or after January 1, 2009. Assets and liabilities that arose from business combinations prior to January 1, 2009 are not affected by the adoption of Statement 141(R).

      In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, or Statement 159. Statement 159 allows entities to voluntarily elect to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. We are required to adopt Statement 159 at the beginning of 2008. The impact of the adoption of Statement 159 will be dependent upon the extent to which we elect to measure eligible items at fair value. We do not expect the adoption of Statement 159 to have a significant impact on our future results of operations or financial condition.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R), or Statement 158. Statement 158 requires an entity to (a) recognize in its statement of financial position an asset or an obligation for a defined benefit postretirement plan's funded status, (b) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. We adopted the recognition and related disclosure provisions of Statement 158 effective December 31, 2006. The measurement date provision of Statement 158 is effective at the end of 2008. We do not expect the measurement date provision of adopting Statement 158 to have a significant impact on our results of operations or financial condition.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. We are required to adopt Statement 157 effective at the beginning of 2008; however, FASB Staff Position FAS 157-2 delayed the effective date of Statement 157 to the beginning of 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of Statement 157 to have a significant impact on our future results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      We are exposed to certain market risks, including changes in foreign currency exchange rates. In order to manage the risk associated with our exposure to such fluctuations, we enter into hedging transactions that have been authorized pursuant to our policies and procedures. We have derivative instruments that have been designated and qualify as cash flow hedges, which are entered into in order to hedge the variability of cash flows to be received related to forecasted royalty payments denominated in the yen and the euro. We hedge these royalties with forward contracts for periods not exceeding 12 months. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged items. Any hedge ineffectiveness is recorded in earnings. We do not use financial instruments for trading purposes.

      We prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the foreign currencies of the countries to which we have exposure, primarily Japan and Germany. Based on our sensitivity analyses at December 31, 2007 and 2006, such a change in foreign currency exchange rates would affect our annual consolidated operating results, financial position and cash flows by approximately $0.5 million in each period.

      At December 31, 2007 and 2006, we did not have any floating interest rate exposure. All of our outstanding debt as of those dates consisted of 3.00% convertible senior subordinated notes due 2025, or convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes will be influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. At December 31, 2007, the convertible notes had an implied fair value of $103.9 million.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

      The following consolidated financial statements and supplementary data are set forth in this Annual Report on Form 10-K as follows:

                                                                                          Page
                                                                                          ----
      Consolidated Statements of Operations - Fiscal Years Ended December 31, 2007,
      2006 and 2005                                                                         42

      Consolidated Balance Sheets - December 31, 2007 and 2006                              43

      Consolidated Statements of Shareholders' Equity - Fiscal Years Ended
      December 31, 2007, 2006 and 2005                                                      44

      Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 2007,
      2006 and 2005                                                                         45

      Notes to Consolidated Financial Statements                                            46

      Report of Independent Registered Public Accounting Firm                               67

      The supplementary data regarding quarterly results of operations are set forth in Note (S), Quarterly Results of Operations (Unaudited), to the Notes to Consolidated Financial Statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                              Fiscal Year   Fiscal Year   Fiscal Year
                                                                                    Ended         Ended         Ended
                                                                                 12/31/07      12/31/06      12/31/05
---------------------------------------------------------------------------------------------------------------------
Net revenues                                                                   $  339,840    $  331,142    $  338,153
---------------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                                 (263,871)     (262,242)     (250,319)
   Selling and administrative expenses                                            (63,973)      (57,816)      (56,838)
   Restructuring expense                                                             (445)       (1,998)         (149)
   Impairment charge on assets held for sale                                       (1,508)           --            --
---------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                         (329,797)     (322,056)     (307,306)
---------------------------------------------------------------------------------------------------------------------
Gains on disposal                                                                      --            29            14
---------------------------------------------------------------------------------------------------------------------
Operating income                                                                   10,043         9,115        30,861
---------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                                2,511         2,447         2,217
   Interest expense                                                                (4,874)       (5,611)       (6,986)
   Amortization of deferred financing fees                                           (490)         (535)         (635)
   Minority interest expense                                                           --            --        (1,557)
   Debt extinguishment expense                                                         --            --       (19,280)
   Other, net                                                                        (337)         (635)       (1,357)
---------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                                         (3,190)       (4,334)      (27,598)
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                          6,853         4,781         3,263
Income tax expense                                                                 (1,928)       (2,496)       (3,998)
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                              $    4,925    $    2,285    $     (735)
=====================================================================================================================

Weighted average number of common shares outstanding
   Basic                                                                           33,246        33,171        33,163
=====================================================================================================================
   Diluted                                                                         33,281        33,276        33,163
=====================================================================================================================

Basic and diluted earnings (loss) per common share                             $     0.15    $     0.07    $    (0.02)
=====================================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                        Dec. 31,    Dec. 31,
                                                                            2007        2006
--------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $  20,603   $  26,748
Marketable securities and short-term investments                          12,952       9,000
Receivables, net of allowance for doubtful accounts of
   $3,627 and $3,688, respectively                                        51,139      47,728
Receivables from related parties                                           1,704       1,791
Inventories                                                               11,363      12,599
Deferred subscription acquisition costs                                    8,686       9,931
Deferred tax asset                                                         1,320          --
Assets held for sale                                                       4,706          --
Prepaid expenses and other current assets                                 13,402       9,426
--------------------------------------------------------------------------------------------
   Total current assets                                                  125,875     117,223
--------------------------------------------------------------------------------------------
Long-term investments                                                      6,556          --
Property and equipment, net                                               14,665      17,407
Long-term receivables                                                      2,795       4,665
Programming costs, net                                                    54,926      55,183
Goodwill                                                                 133,570     132,974
Trademarks                                                                65,437      63,794
Distribution agreements, net of accumulated amortization
   of $4,803 and $3,435, respectively                                     28,337      29,705
Deferred tax asset                                                         1,206          --
Other noncurrent assets                                                   11,789      14,832
--------------------------------------------------------------------------------------------
Total assets                                                           $ 445,156   $ 435,783
============================================================================================

Liabilities
Acquisition liabilities                                                $   2,134   $  10,773
Accounts payable                                                          37,842      28,846
Accrued salaries, wages and employee benefits                              8,304       4,896
Deferred revenues                                                         43,955      45,050
Accrued litigation settlement                                                 --       1,800
Deferred tax liability                                                     1,490       1,774
Other current liabilities and accrued expenses                            14,269      14,124
--------------------------------------------------------------------------------------------
   Total current liabilities                                             107,994     107,263
--------------------------------------------------------------------------------------------
Financing obligations                                                    115,000     115,000
Acquisition liabilities                                                    7,936       9,692
Deferred tax liability                                                    18,604      16,648
Other noncurrent liabilities                                              24,305      23,552
--------------------------------------------------------------------------------------------
   Total liabilities                                                     273,839     272,155
--------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued             49          49
   Class B nonvoting - 75,000,000 shares authorized;
      28,784,079 and 28,743,914 issued, respectively                         288         287
Capital in excess of par value                                           229,833     227,775
Accumulated deficit                                                      (52,766)    (57,691)
Treasury stock, at cost - 381,971 shares                                  (5,000)     (5,000)
Accumulated other comprehensive loss                                      (1,087)     (1,792)
--------------------------------------------------------------------------------------------
   Total shareholders' equity                                            171,317     163,628
--------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $ 445,156   $ 435,783
============================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                           Accum.
                                 Class A   Class B   Capital in                             Other
                                  Common    Common    Excess of      Accum.   Treasury      Comp.
                                   Stock     Stock    Par Value     Deficit      Stock       Loss(1)      Total
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004        $ 49     $ 285    $ 222,285   $ (59,241)  $     --   $ (1,220)    $ 162,158
Net loss                              --        --           --        (735)        --         --          (735)
Shares issued or vested
   under stock plans, net             --         1        1,219          --         --         --         1,220
Minimum benefit liability
   adjustment                         --        --           --          --         --       (341)         (341)
Other comprehensive loss              --        --           --          --         --        (88)          (88)
Treasury stock purchase               --        --           --          --     (5,000)        --        (5,000)
Other                                 --        --           33          --         --         --            33
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005          49       286      223,537     (59,976)    (5,000)    (1,649)      157,247
Net income                            --        --           --       2,285         --         --         2,285
Shares issued or vested
   under stock plans, net             --         1        4,238          --         --         --         4,239
Adjustment to initially apply
   FASB Statement 158                 --        --           --          --         --     (1,396)       (1,396)
Other comprehensive income            --        --           --          --         --      1,253         1,253
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006          49       287      227,775     (57,691)    (5,000)    (1,792)      163,628
Net income                            --        --           --       4,925         --         --         4,925
Shares issued or vested
   under stock plans, net             --         1        2,058          --         --         --         2,059
Other comprehensive income            --        --           --          --         --        705           705
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007        $ 49     $ 288    $ 229,833   $ (52,766)  $ (5,000)  $ (1,087)    $ 171,317
===============================================================================================================

(1)   Accumulated other comprehensive loss consisted of the following:

                                                            Dec. 31,   Dec. 31,
                                                                2007       2006
-------------------------------------------------------------------------------
Unrealized gain on marketable securities                    $    197   $    247
Derivative gain (loss)                                           (78)       105
Adjustment to initially apply FASB Statement 158                  --     (1,396)
Actuarial liability adjustment                                  (576)      (155)
Foreign currency translation loss                               (630)      (593)
-------------------------------------------------------------------------------
Accumulated other comprehensive loss                        $ (1,087)  $ (1,792)
===============================================================================

Comprehensive income (loss) was as follows:

                                                    Fiscal Year     Fiscal Year     Fiscal Year
                                                          Ended           Ended           Ended
                                                       12/31/07        12/31/06        12/31/05
-----------------------------------------------------------------------------------------------
Net income (loss)                                       $ 4,925         $ 2,285        $   (735)
-----------------------------------------------------------------------------------------------
Unrealized gain (loss) on marketable securities             (50)            113             (24)
Derivative gain (loss)                                     (183)             98              87
Minimum benefit liability adjustment                         --              --            (341)
Actuarial gain on liability                                 975             186              --
Foreign currency translation gain (loss)                    (37)            856            (151)
-----------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                     705           1,253            (429)
-----------------------------------------------------------------------------------------------
Comprehensive income (loss)                             $ 5,630         $ 3,538        $ (1,164)
===============================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                     Fiscal Year   Fiscal Year   Fiscal Year
                                                                           Ended         Ended         Ended
                                                                        12/31/07      12/31/06      12/31/05
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                      $   4,925     $   2,285     $    (735)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation of property and equipment                               4,963         3,971         3,188
      Amortization of intangible assets                                    2,300         1,683         1,902
      Amortization of investments in entertainment programming            33,935        36,564        37,450
      Stock-based compensation                                             1,856         2,326           155
      Impairment charge on assets held for sale                            1,508            --            --
      Amortization of deferred financing fees                                490           535           635
      Minority interest expense                                               --            --         1,557
      Debt extinguishment expense                                             --            --        19,280
      Equity (income) loss in operations of investments                     (129)           94           383
      Deferred income taxes                                                 (854)          867         2,532
      Changes in current assets and liabilities:
         Receivables                                                      (2,342)         (103)       (1,112)
         Receivables from related parties                                     87           137          (647)
         Inventories                                                       1,236           247          (409)
         Deferred subscription acquisition costs                           1,245           521         2,652
         Prepaid expenses and other current assets                        (3,576)       (1,460)          299
         Accounts payable                                                  8,746         3,771         3,084
         Accrued salaries, wages and employee benefits                     3,443        (3,796)        2,776
         Deferred revenues                                                (1,095)         (937)       (5,434)
         Acquisition liability interest                                    1,274           459           (55)
         Accrued litigation settlements                                   (1,800)          800        (1,875)
         Other current liabilities and accrued expenses                       93        (2,145)         (719)
------------------------------------------------------------------------------------------------------------
            Net change in current assets and liabilities                   7,311        (2,506)       (1,440)
------------------------------------------------------------------------------------------------------------
      Investments in entertainment programming                           (34,619)      (38,475)      (33,075)
      Increase in trademarks                                              (1,704)       (2,734)       (2,242)
      (Increase) decrease in other noncurrent assets                       3,511           (52)          (69)
      Increase (decrease) in other noncurrent liabilities                  1,234         2,690        (1,244)
      Other, net                                                            (498)        1,747          (499)
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 24,229         8,995        27,778
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                                                   (105)       (7,761)       (8,283)
Purchases of investments                                                 (36,846)         (574)      (53,446)
Proceeds from sales of investments                                        26,377        18,000        51,511
Additions to property and equipment                                       (8,493)       (7,546)       (5,590)
Other, net                                                                    88            --            --
------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                     (18,979)        2,119       (15,808)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Proceeds from financing obligations                                           --            --       115,000
Repayment of financing obligations                                            --            --       (80,000)
Payment of debt extinguishment fees                                           --            --       (15,197)
Payment of acquisition liabilities                                       (11,669)      (11,628)       (8,804)
Purchase of treasury stock                                                    --            --        (5,000)
Payment of deferred financing fees                                          (212)           --        (5,077)
Repurchase of minority interest in a controlled subsidiary                    --            --       (14,074)
Proceeds from stock-based compensation                                       163           494         1,066
Other, net                                                                    --            --           (39)
------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                   (11,718)      (11,134)      (12,125)
------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                 323           679          (424)
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      (6,145)          659          (579)
Cash and cash equivalents at beginning of year                            26,748        26,089        26,668
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $  20,603     $  26,748     $  26,089
============================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization: Playboy Enterprises, Inc., together with its subsidiaries through which we conduct business, is a brand-driven, international multimedia entertainment and lifestyle company with operations in the following business segments: Entertainment, Publishing and Licensing.

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

      New Accounting Pronouncements: In December 2007, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51, or Statement 160. Statement 160 clarifies that a noncontrolling interest (previously referred to as minority interest) in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We are required to adopt Statement 160 at the beginning of 2009. We are currently evaluating the impact, if any, of adopting Statement 160 on our future results of operations and financial condition.

      In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, or Statement 141(R). Statement 141(R) retains the fundamental requirements of the original pronouncement  requiring  that the  purchase  method  be used  for all  business combinations. Statement 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. Statement 141(R) also requires, among other things, that acquisition-related costs be recognized separately from the acquisition. We are required to adopt Statement 141(R) prospectively for business combinations on or after January 1, 2009. Assets and liabilities that arose from business combinations prior to January 1, 2009 are not affected by the adoption of Statement 141(R).

      In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, or Statement 159. Statement 159 allows entities to voluntarily elect to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. We are required to adopt Statement 159 at the beginning of 2008. The impact of the adoption of Statement 159 will be dependent upon the extent to which we elect to measure eligible items at fair value. We do not expect the adoption of Statement 159 to have a significant impact on our future results of operations or financial condition.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R), or Statement 158. Statement 158 requires an entity to (a) recognize in its statement of financial position an asset or an obligation for a defined benefit postretirement plan's funded status, (b) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. We adopted the recognition and related disclosure provisions of Statement 158 effective December 31, 2006. The measurement date provision of Statement 158 is effective at the end of 2008. We do not expect the measurement date provision of adopting Statement 158 to have a significant impact on our results of operations or financial condition.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. We are required to adopt Statement 157 effective at the beginning of 2008; however, FASB Staff Position FAS 157-2 delayed the effective date of Statement 157 to the beginning of 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of Statement 157 to have a significant impact on our future results of operations or financial condition.

      Revenue Recognition: Domestic and international TV direct-to-home, or DTH, and cable revenues are recognized based on estimates of pay-per-view and video-on-demand buys and monthly subscriber counts reported each month by the system operators and adjusted to actual. The net adjustments to actual have not been material. International TV third-party revenues are recognized upon identification of programming scheduled for networks, delivery of programming to customers and/or upon the commencement of the license term. Revenues from the sale of Playboy magazine and online subscriptions are recognized over the terms of the subscriptions. Revenues from newsstand sales of Playboy magazine and special editions (net of estimated returns) and revenues from the sale of Playboy magazine advertisements are recorded when each issue goes on sale. Revenues from e-commerce, except for those from outsourced operations, are recognized when the items are shipped, which is when title passes. Royalties from licensing our trademarks in our international magazine, product licensing and location-based entertainment businesses are generally recognized on a straight-line basis over the terms of the related agreements.

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

      Stock-based compensation expense is based on awards ultimately expected to vest, reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma information required under Statement 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred. Under the fair value recognition provisions of Statement 123(R), we measure stock-based compensation cost at the grant date based on the value of the award and recognize the expense over the vesting period. Compensation expense, as recognized under Statement 123(R), for all stock-based compensation awards is recognized using the straight-line attribution method. Stock-based compensation expense is reflected in "Selling and administrative expenses" on our Consolidated Statements of Operations and the proceeds are reflected in "Proceeds from stock-based compensation" on our Consolidated Statements of Cash Flows. See Note (O), Stock-Based Compensation.

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

      Accounts Receivable and Allowance for Doubtful Accounts: Trade receivables are reported at their outstanding unpaid balances less an allowance for doubtful accounts. The allowance for doubtful accounts is increased by charges to income and decreased by chargeoffs (net of recoveries) or by reversals to income. We perform periodic evaluations of the adequacy of the allowance based on our past loss experience and adverse situations that may affect a customer's ability to pay. A receivable balance is written off when we deem the balance to be uncollectible.

      Inventories: Inventories are stated at the lower of cost (specific cost and average cost) or fair value.

      Assets Held for Sale: Assets held for sale are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. See Note
(T), Subsequent Events.

      Property and Equipment: Property and equipment are stated at cost. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and are immediately expensed for preliminary project activities or post-implementation activities. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. The useful life for building improvements is 10 years; furniture and equipment ranges from one to 10 years; and software ranges from one to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the terms of the related leases. Repair and maintenance costs are expensed as incurred and major betterments are capitalized. Sales and retirements of property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts, after which any related gains or losses are recognized.

      Advertising Costs: We expense advertising costs as incurred, except for direct response advertising. Direct response advertising consists primarily of costs associated with the promotion of Playboy magazine subscriptions, principally the production of direct mail solicitation materials and postage, and the distribution of direct- and e-commerce catalog mailings. In accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7, Reporting on Advertising Costs, these capitalized direct response advertising costs are amortized over the period during which the future benefits are expected to be received, generally six to 12 months.

      Programming Amortization and Online Content Costs: Original programming and film acquisition costs are primarily assigned to the domestic and international networks and are capitalized and amortized utilizing the straight-line method, generally over three years. Online content expenditures are generally expensed as incurred. We believe that these methods provide a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films, programs and online content are expected to be realized. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis and are classified on our Consolidated Balance Sheets as noncurrent assets. See Note (K), Programming Costs, Net.

      Intangible Assets: In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill and trademarks with indefinite lives, but subject them to annual impairment tests. Noncompete agreements are being amortized using the straight-line method over the lives of the agreements, either five or 10 years. Distribution agreements are being amortized using the straight-line method over the lives of the agreements, which were determined to be 27 and one-half years. Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. In the fourth quarter of 2006, we began expensing certain costs associated with the defense of such trademarks. A program supply agreement is amortized using the straight-line method over the 10-year life of the agreement. Copyright costs are being amortized using the straight-line method over 15 years. Other intangible assets continue to be amortized over their useful lives. The noncompete agreements, program supply agreement and copyright costs are all included in "Other noncurrent assets" on our Consolidated Balance Sheets.

      In 2006, we modified the assumptions related to the useful lives of certain distribution agreements that previously were classified as indefinite-lived. As these distribution agreements are now being amortized, the deferred tax liability related to the distribution agreements that is expected to be realized within the net operating loss, or NOL, carryforward period may be netted against our deferred tax asset. In 2007 and 2006, we recorded an income tax benefit for $0.5 million and $2.6 million, respectively, of the $3.9 million deferred tax liability related to the modification to the lives of these distribution agreements.

      As a result of the restructuring of the ownership of Playboy TV International, LLC, or PTVI, in 2002, we acquired distribution agreements of $3.4 million with a weighted average life of approximately four years and a program supply agreement of $3.2 million with a life of 10 years. The weighted average life of the aggregate of the definite-lived intangible assets acquired was approximately seven years. We also acquired distribution agreements of $9.0 million, which were previously determined to be indefinite-lived. In 2006, we modified the lives to 27 and one-half years, which did not materially impact our results of operations.

      The following table sets forth our amortizable intangible assets (in thousands):

                                        December 31, 2007                   December 31, 2006
                               ----------------------------------   ----------------------------------
                                  Gross                       Net      Gross                       Net
                               Carrying    Accumulated   Carrying   Carrying    Accumulated   Carrying
                                 Amount   Amortization     Amount     Amount   Amortization     Amount
------------------------------------------------------------------------------------------------------
Noncompete agreements          $ 14,000       $ 13,545   $    455   $ 14,000       $ 13,415   $    585
Distribution agreements          33,140          4,803     28,337     33,140          3,435     29,705
Program supply agreement          3,226          1,613      1,613      3,226          1,290      1,936
Trademark license
   agreement                      2,530            542      1,988      2,880            262      2,618
Copyrights                        2,064          1,281        783      1,983          1,143        840
Other                               420            409         11        420            348         72
------------------------------------------------------------------------------------------------------
Total amortizable
   intangible assets           $ 55,380       $ 22,193   $ 33,187   $ 55,649       $ 19,893   $ 35,756
======================================================================================================

      At December 31, 2007 and 2006, our indefinite-lived intangible assets not subject to amortization included goodwill of $133.6 million and $133.0 million, respectively, and trademarks of $65.4 million and $63.7 million, respectively.

      At December 31, 2007 and 2006, goodwill by reportable segment, reflected entirely in the Entertainment Group, was $133.6 million and $133.0 million, respectively. For the years ended December 31, 2007 and 2006, the aggregate amount of goodwill acquired was $0.6 million and $10.6 million, respectively.

      The aggregate amortization expense for intangible assets with definite lives for 2007, 2006 and 2005 was $2.3 million, $1.7 million and $1.9 million, respectively. The aggregate amortization expense for intangible assets with definite lives is expected to total approximately $2.2 million, $2.2 million, $2.2 million, $2.1 million and $2.1 million for 2008, 2009, 2010, 2011 and 2012, respectively.

      We conduct our annual impairment testing of goodwill and indefinite-lived intangible assets as of every October 1st. If the carrying amount of the asset is not recoverable based on a forecasted-discounted cash flow analysis, such asset would be reduced by the estimated shortfall of fair value to recorded value. We must make assumptions regarding forecasted-discounted cash flows to determine a reporting unit's estimated fair value. If these estimates or related assumptions change in the future, we may be required to record an impairment charge. Based upon our impairment testing, we determined that no impairments of intangible assets existed as of October 1, 2007.

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

      Derivative Financial Instruments: We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires all derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value regardless of the purpose or intent for holding the derivative instrument. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated as and qualifies as part of a hedging relationship and, further, on the type of relationship.

      We formally  document all  relationships  between hedging  instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions. At December 31, 2007, we had derivative instruments that have been designated as and qualify as cash flow hedges, which are entered into in order to hedge the variability of cash flows to be received related to forecasted royalty payments denominated in the yen and the euro. We hedge these royalties with forward contracts for periods not exceeding 12 months. The fair value and carrying value of our forward contracts are not material. Since these derivative instruments are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instruments is being deferred and reported as a component of "Accumulated other comprehensive loss" and is reclassified into earnings in the same line item where the royalty revenue is recognized.

      We had net unrealized losses of $0.1 million and net unrealized gains of $0.1 million in 2007 and 2006, respectively, included in "Accumulated other comprehensive loss," which represents the effective portion of changes in fair value of the cash flow hedges. We do not expect any significant losses to be reclassified from "Accumulated other comprehensive loss" to earnings within the next 12 months.

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

      Equity Investments: The equity method is used to account for our 19.0% investment in Playboy TV-Latin America, LLC, or PTVLA, since we have the ability to exercise influence over PTVLA.

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

      Foreign Currency Translation: Assets and liabilities in foreign currencies related to our international TV foreign operations were translated into U.S. dollars at the exchange rate existing at the balance sheet date. The net exchange differences resulting from these translations were included in "Accumulated other comprehensive loss" on our Consolidated Statements of Shareholders' Equity. Revenues and expenses were translated at average rates for the period.

      Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than U.S. dollars, except those transactions that operate as a hedge transaction, are included in "Other, net" on our Consolidated Statements of Operations. Foreign currency transaction gains were $0.3 million and $0.1 million in 2007 and 2006, respectively, and the foreign currency transaction loss was $0.3 million in 2005.

(B)   ACQUISITION

      In July 2001, we acquired The Hot Network and The Hot Zone networks, together with the related television assets of Califa Entertainment Group, Inc., or Califa. In addition, we acquired the Vivid TV network and the related television assets of V.O.D., Inc., or VODI, a separate entity owned by the sellers. We collectively refer to Califa and VODI as the Califa acquisition. These networks now operate as the Spice Digital Networks. The addition of these networks into our movie networks portfolio enabled us to offer consumers a wider range of adult programming. We accounted for the acquisition under the purchase method of accounting. Accordingly, the results of these networks since the acquisition date have been included in our Consolidated Statements of Operations. In connection with the acquisition and purchase price allocations, the Entertainment Group recorded goodwill of $27.4 million, which is deductible over 15 years for income tax purposes. Future obligations were recorded at their net present value and are reported on our Consolidated Balance Sheets as a component of current and noncurrent "Acquisition liabilities."

      We recorded $30.8 million of intangible assets separate from goodwill consisting of $28.5 million for distribution agreements and $2.3 million for noncompete agreements. All of the noncompete agreements are being amortized over approximately eight years, which are the weighted average lives of these agreements. Distribution agreements of $7.5 million were amortized over approximately two years, which were the weighted average lives of these agreements. Distribution agreements of $21.0 million, which were previously determined to be indefinite-lived, are now being amortized over their modified useful lives of 27 and one-half years.

      The total consideration for the acquisition was $70.0 million and is required to be paid in installments over a 10-year period ending in 2011. The nominal consideration for Califa's assets was $28.3 million. We also assumed the obligations of Califa related to a note payable and noncompete liability. The nominal consideration for VODI's assets was $41.7 million. We were obligated to pay up to an additional $12.0 million in consideration upon the achievement of specified financial performance targets, $5.0 million of which we paid on February 28, 2003 and

$7.0 million of which we paid on March 1, 2004. The amounts were recorded at the acquisition date as part of acquisition liabilities.

      We may accelerate all or any portion of the remaining unpaid purchase price, but only by making the accelerated payments in cash, at a discount rate to be mutually agreed upon by the parties in good-faith negotiations. However, if the parties are unable to agree on the discount rate, we may, at our sole discretion, elect to accelerate the payment at a 12% discount rate.

      The Califa acquisition agreement gave us the option of paying up to $71.0 million of the scheduled payments in cash or our Class B common stock, or Class B stock. The number of shares, if any, we issue in connection with a particular payment or particular payments is based on the trading prices of the Class B stock surrounding the applicable payment dates. Prior to each scheduled payment of consideration, we must provide the sellers with written notice specifying the portion of the purchase price payment that we intend to pay in cash and the portion in Class B stock. In each of 2007, 2006 and 2005, we paid the sellers $8.0 million in cash. All remaining payments must also be made in cash.

      The   following   table  sets   forth  the   remaining   installments   of
consideration, including interest (in thousands):

2008                                                                     $ 1,000
2009                                                                       1,000
2010                                                                       1,000
2011                                                                         750
--------------------------------------------------------------------------------
Total future payments                                                    $ 3,750
================================================================================

      See Note (N), Commitments and Contingencies, for additional information on other future acquisition payments.

(C)   RESTRUCTURING EXPENSE

      In 2007, we implemented a plan to outsource our remaining e-commerce and catalog businesses, to sell our Los Angeles production facility and to eliminate office space obtained as part of the Club Jenna acquisition. As a result of this restructuring plan, we recorded a charge of $0.4 million related to costs associated with a workforce reduction of 28 employees. During 2007, we made cash payments of $0.6 million related to prior years' restructuring plans. Approximately $12.5 million of the total costs of our restructuring plans was paid through December 31, 2007, with the remaining $0.5 million to be paid during 2008.

      In 2006, we recorded a charge of $2.1 million related to reducing overhead costs and annual programming and editorial expenses.

      The following table sets forth the activity and balances of our restructuring reserves, which are included in "Other current liabilities and accrued expenses" on our Consolidated Balance Sheets, for the years ended December 31, 2007 and 2006 (in thousands):

                                                       Consolidation
                                          Workforce    of Facilities
                                          Reduction   and Operations      Total
-------------------------------------------------------------------------------
Balance at December 31, 2005               $     --          $ 1,210   $  1,210
Reserve recorded                              2,103               --      2,103
Adjustments to previous estimates                --             (105)      (105)
Other                                            --             (574)      (574)
Cash payments                                (1,673)            (263)    (1,936)
-------------------------------------------------------------------------------
Balance at December 31, 2006                    430              268        698
Reserve recorded                                429               --        429
Adjustments to previous estimates                43              (27)        16
Cash payments                                  (473)            (127)      (600)
-------------------------------------------------------------------------------
Balance at December 31, 2007               $    429          $   114   $    543
===============================================================================

(D)   INCOME TAXES

      The following table sets forth the income  tax  provision  (in thousands):

                                                                Fiscal Year   Fiscal Year   Fiscal Year
                                                                      Ended         Ended         Ended
                                                                   12/31/07      12/31/06      12/31/05
-------------------------------------------------------------------------------------------------------
Current:
   Federal                                                          $  (153)      $    --       $    --
   State                                                                 90           120           105
   Foreign                                                            2,845         1,509         1,361
-------------------------------------------------------------------------------------------------------
     Total current                                                    2,782         1,629         1,466
-------------------------------------------------------------------------------------------------------
Deferred:
   Federal                                                            1,463           160         2,302
   State                                                                209           707           230
   Foreign                                                           (2,526)           --            --
-------------------------------------------------------------------------------------------------------
     Total deferred                                                    (854)          867         2,532
-------------------------------------------------------------------------------------------------------
Total income tax provision                                          $ 1,928       $ 2,496       $ 3,998
=======================================================================================================

      The U.S. statutory tax rate applicable to us for each of 2007, 2006 and 2005 was 35%. The following table sets forth the reconciliation of the income tax provision to the provision computed at the U.S. statutory tax rate (in thousands):

                                                                Fiscal Year   Fiscal Year   Fiscal Year
                                                                      Ended         Ended         Ended
                                                                   12/31/07      12/31/06      12/31/05
-------------------------------------------------------------------------------------------------------
Statutory rate tax provision                                        $ 2,399       $ 1,673       $ 1,142
Increase (decrease) in taxes resulting from:
   Foreign income and withholding tax on licensing income             2,845         1,509         1,629
   State income taxes                                                   194           158           335
   Nondeductible expenses                                               218           175           295
   Increase (decrease) in valuation allowance                        (2,075)        1,327         2,632
   Tax benefit of foreign taxes paid or accrued                      (2,541)       (2,503)       (1,843)
   (Increase) decrease in state/foreign NOLs                          1,749          (181)         (188)
   Expiration of NOL/capital loss carryforwards                       1,217            --            --
   Refund from amended federal return                                (2,150)           --            --
   Tax audit adjustment                                                  --           281            --
   Other                                                                 72            57            (4)
-------------------------------------------------------------------------------------------------------
Total income tax provision                                          $ 1,928       $ 2,496       $ 3,998
=======================================================================================================

      Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.

      In 2006, we modified the assumptions related to the useful lives of certain distribution agreements that previously were classified as indefinite-lived. As these distribution agreements are now being amortized, the deferred tax liability related to the distribution agreements that is expected to be realized within the NOL carryforward period may be netted against our deferred tax asset. In 2006, we recorded an income tax benefit for $2.6 million of the $3.9 million deferred tax liability related to the distribution agreement modification. In 2007, we recognized an additional income tax benefit of $0.5 million related to the distribution agreements.

      In 2007, the valuation allowance decreased by $2.4 million as a result of the realization of our U.K. NOLs and the effect of the deferred tax treatment of certain acquired intangibles. In 2006, the valuation allowance increased by $1.9 million related to the realization of the deferred tax benefit of our NOLs and foreign tax credits and the effect of the deferred tax treatment of certain acquired intangibles. In 2005, the valuation allowance, as adjusted, increased by $2.6 million related to the realization of the deferred tax benefit of our NOLs and the effect of the deferred tax treatment of certain acquired intangibles.

      The following table sets forth the significant components of our deferred tax assets and deferred tax liabilities (in thousands):

                                                           Dec. 31,    Dec. 31,
                                                               2007        2006
-------------------------------------------------------------------------------
Deferred tax assets:
   NOL carryforwards                                      $  48,513   $  47,476
   Capital loss carryforwards                                    --       1,629
   Tax credit carryforwards                                  16,046      13,505
   Temporary difference related to PTVI                       5,720       6,651
   Other deductible temporary differences                    36,931      32,580
-------------------------------------------------------------------------------
     Total deferred tax assets                              107,210     101,841
     Valuation allowance                                    (74,818)    (77,180)
-------------------------------------------------------------------------------
       Deferred tax assets                                   32,392      24,661
-------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred subscription acquisition costs                   (4,620)     (4,808)
   Intangible assets                                        (31,004)    (27,587)
   Other taxable temporary differences                      (14,336)    (10,688)
-------------------------------------------------------------------------------
       Deferred tax liabilities                             (49,960)    (43,083)
-------------------------------------------------------------------------------
Deferred tax liabilities, net                             $ (17,568)  $ (18,422)
===============================================================================

      At December 31, 2007, we had federal NOLs of $110.7 million expiring from 2008 through 2027, state and local NOLs of $91.0 million expiring from 2008 through 2027 and foreign NOLs of $9.0 million that have no expiration date. In addition, foreign tax credit carryforwards of $15.0 million and minimum tax credit carryforwards of $1.1 million are available to reduce future U.S. federal income taxes. The foreign tax credit carryforwards expire in 2014 through 2017 and the minimum tax credit carryforwards have no expiration date.

      On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, or FIN 48. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.

      Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

       The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

Unrecognized tax benefits at January 1, 2007                           $  7,978
Gross increases for tax positions of prior years                             --
Gross decreases for tax positions of prior years                             --
Settlements                                                                  --
-------------------------------------------------------------------------------
Unrecognized tax benefits at December 31, 2007                         $  7,978
===============================================================================

      At December 31, 2007, we had unrecognized tax benefits of $8.0 million; we do not expect this amount to change significantly over the next 12 months. Because of the impact of deferred income tax accounting, the disallowance would not affect the effective income tax rate nor would it accelerate the payment of cash to the taxing authority to an earlier period.

      The statute of limitations for tax years 2004 through 2007 remains open to examination by the major U.S. taxing jurisdictions to which we are subject. In addition, for all tax years prior to 2004 generating an NOL, tax authorities can adjust the amount of NOL. In our international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for at least 2002 and subsequent years in all of our major international tax jurisdictions.

(E)   EARNINGS PER COMMON SHARE

      The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

                                                 Fiscal Year   Fiscal Year   Fiscal Year
                                                       Ended         Ended         Ended
                                                    12/31/07      12/31/06      12/31/05
----------------------------------------------------------------------------------------
Numerator:
For basic and diluted EPS - net income (loss)       $  4,925      $  2,285      $   (735)
========================================================================================

Denominator:
For basic EPS - weighted average shares               33,246        33,171        33,163
   Effect of dilutive potential common shares:
     Employee stock options and other                     35           105            --
----------------------------------------------------------------------------------------
       Dilutive potential common shares                   35           105            --
----------------------------------------------------------------------------------------
For diluted EPS - weighted average shares             33,281        33,276        33,163
========================================================================================

Basic and diluted EPS                               $   0.15      $   0.07      $  (0.02)
========================================================================================

      The following table sets forth the number of shares related to outstanding options to purchase our Class B stock and the potential shares of Class B stock contingently issuable under our 3.00% convertible senior subordinated notes due 2025, or convertible notes. These shares were not included in the computations of diluted EPS for the years presented, as their inclusion would have been antidilutive (in thousands):

                                                 Fiscal Year   Fiscal Year   Fiscal Year
                                                       Ended         Ended         Ended
                                                    12/31/07      12/31/06      12/31/05
----------------------------------------------------------------------------------------
Stock options                                          3,133         3,387         2,371
Convertible notes                                      6,758         6,758         6,758
----------------------------------------------------------------------------------------
Total                                                  9,891        10,145         9,129
========================================================================================

(F)   FINANCIAL INSTRUMENTS

      Fair Value: The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For cash and cash equivalents, receivables and certain other current assets, the amounts reported approximated fair value due to their short-term nature. As described in Note
(L), Financing Obligations, in March 2005, we issued and sold in a private placement $115.0 million aggregate principal amount of our convertible notes. As of December 31, 2007 and 2006, the fair value of the convertible notes was determined to be $103.9 million and $110.2 million, respectively. For foreign currency forward contracts, the fair value was estimated using quoted market prices established by financial institutions for comparable instruments, which approximated the contracts' values.

      Concentrations of Credit Risk: Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom and segments from which our products are sold and/or licensed.

(G)   MARKETABLE SECURITIES AND INVESTMENTS

      The following table sets forth marketable securities and investments (in thousands):

                                                             Dec. 31,  Dec. 31,
                                                                 2007      2006
-------------------------------------------------------------------------------
Marketable securities and short-term investments:
   Cost of marketable securities                             $  6,927   $ 5,753
   Cost of short-term investments                               6,000     3,000
   Gross unrealized holding gains                                  25       341
   Gross unrealized holding losses                                 --       (94)
-------------------------------------------------------------------------------
     Fair value of marketable securities
       and short-term investments                              12,952     9,000
-------------------------------------------------------------------------------
Long-term investments:
   Cost of long-term investments                                6,384        --
   Gross unrealized holding gains                                 290        --
   Gross unrealized holding losses                               (118)       --
-------------------------------------------------------------------------------
     Fair value of long-term investments                        6,556        --
-------------------------------------------------------------------------------
Total marketable securities and investments                  $ 19,508   $ 9,000
===============================================================================

       We had realized gains totaling $0.2 million, $31 thousand and $0.1 million in 2007, 2006 and 2005, respectively. Included in "Comprehensive income
(loss)" were a net unrealized holding loss of $0.1 million, a net unrealized holding gain of $0.1 million and a net unrealized holding loss of $24 thousand for 2007, 2006 and 2005, respectively. We recognized interest income of $2.5 million, $2.4 million and $2.2 million during 2007, 2006 and 2005, respectively.

      In December 2007, we purchased an investment in an enhanced cash portfolio as a marketable security for $7.7 million. At December 31, 2007, due to adverse market conditions, we determined that the market value of this investment was other-than-temporarily impaired, and we recorded a charge of $0.1 million in "Other, net" on our Consolidated Statements of Operations.

(H)   INVENTORIES

      The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

                                                            Dec. 31,   Dec. 31,
                                                                2007       2006
-------------------------------------------------------------------------------
Paper                                                       $  2,948   $  2,917
Editorial and other prepublication costs                       5,518      7,425
Merchandise finished goods                                     2,897      2,257
-------------------------------------------------------------------------------
Total inventories                                           $ 11,363   $ 12,599
===============================================================================

(I)   ADVERTISING COSTS

      At December 31, 2007 and 2006, advertising costs of $7.2 million and $7.3 million, respectively, were deferred and included in "Deferred subscription acquisition costs" and "Prepaid expenses and other current assets" on our Consolidated Balance Sheets. For 2007, 2006 and 2005, our advertising expense was $28.0 million, $27.7 million and $25.8 million, respectively.

(J)   PROPERTY AND EQUIPMENT, NET

      The following table sets forth property and equipment, net (in thousands):

                                                            Dec. 31,   Dec. 31,
                                                                2007       2006
-------------------------------------------------------------------------------
Land                                                       $     292   $    292
Buildings and improvements                                     8,775      8,773
Furniture and equipment                                       22,019     24,288
Leasehold improvements                                        13,002     13,670
Software                                                      12,895     11,623
-------------------------------------------------------------------------------
Total property and equipment                                  56,983     58,646
Accumulated depreciation                                     (42,318)   (41,239)
-------------------------------------------------------------------------------
Total property and equipment, net                          $  14,665   $ 17,407
===============================================================================

(K)   PROGRAMMING COSTS, NET

      The following table sets forth programming costs, net (in thousands):

                                                            Dec. 31,   Dec. 31,
                                                                2007       2006
-------------------------------------------------------------------------------
Released, less amortization                                 $ 31,531   $ 43,228
Completed, not yet released                                    8,149      4,207
In-process                                                    15,246      7,748
-------------------------------------------------------------------------------
Total programming costs, net                                $ 54,926   $ 55,183
===============================================================================

      Based on management's estimate of future total gross revenues at December 31, 2007, approximately 56% of the completed original programming costs is expected to be amortized during 2008. We expect to amortize virtually all of the released original programming costs during the next three years. At December 31, 2007, we had $13.0 million of film acquisition costs, which are typically amortized using the straight-line method, generally over three years or less, which is our estimate of the length of time during which we plan to re-air a film or program on our television networks.

(L)   FINANCING OBLIGATIONS

      The following  table  sets  forth  financing  obligations  (in thousands):

                                                           Dec. 31,    Dec. 31,
                                                               2007        2006
-------------------------------------------------------------------------------
Convertible senior subordinated notes, interest of 3.00%  $ 115,000   $ 115,000
-------------------------------------------------------------------------------
Total financing obligations                               $ 115,000   $ 115,000
===============================================================================

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

Credit Facility

      We amended our $50.0 million credit facility effective September 28, 2007. The agreement provides for revolving borrowings, the issuance of letters of credit or a combination of both of up to $50.0 million outstanding at any time. The borrowing rates and financial covenants contained in the amendment did not change materially, but we obtained additional flexibility in other restrictive covenants. Borrowings under the credit facility bear interest at a variable rate, equal to a specified LIBOR or base rate plus a specified borrowing margin based on our Adjusted EBITDA, as defined in the credit agreement. We pay fees on the outstanding amount of letters of credit based on the margin that applies to borrowings that bear interest at a rate based on LIBOR. All amounts outstanding under the credit facility will mature on September 28, 2010. The obligations of Holdings as borrower under the credit facility are guaranteed by us and each of our other U.S. subsidiaries. The obligations of the borrower and nearly all of the guarantors under the credit facility are secured by a first-priority lien on substantially all of the borrower's and the guarantors' assets. At December 31, 2007, there were no borrowings and $10.6 million in letters of credit outstanding under this facility, resulting in $39.4 million of available borrowings under this facility.

(M)   BENEFIT PLANS

      Our Employees Investment Savings Plan is a defined contribution plan consisting of two components: a profit sharing plan and a 401(k) plan. The profit sharing plan covers all employees who have completed 12 months of service of at least 1,000 hours. Our discretionary contribution to the profit sharing plan is distributed to each eligible employee's account in an amount equal to the ratio of each eligible employee's compensation, subject to Internal

Revenue Service limitations, to the total compensation paid to all such employees. Total contributions for 2007, 2006 and 2005 related to this plan were $0.5 million, $0.3 million and $1.5 million, respectively.

      Eligible employees may participate in our 401(k) plan upon their date of hire. Our 401(k) plan offers several mutual fund investment options. The purchase of our stock is not an option. We make matching contributions to our 401(k) plan based on each participating employee's contributions and eligible compensation. Our matching contribution expense for 2007, 2006 and 2005 related to this plan were $1.4 million, $1.4 million and $1.3 million, respectively.

      We have two nonqualified deferred compensation plans, which permit certain employees and all nonemployee directors to annually elect to defer a portion of their compensation. A match is provided to employees who participate in the deferred compensation plan, at a certain specified minimum level, and whose annual eligible earnings exceed the salary limitation contained in the 401(k) plan. All amounts contributed and earnings credited under these plans are general unsecured obligations. Such obligations totaled $6.7 million and $6.2 million at December 31, 2007 and December 31, 2006, respectively, and are included in "Other noncurrent liabilities" on our Consolidated Balance Sheets.

      We currently maintain a practice of paying a separation allowance under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter, which is not funded. Payments in 2007, 2006 and 2005 under this policy were approximately $0.6 million, $0.3 million and $0.2 million, respectively. In 2007, 2006 and 2005 we recorded expenses, based on actuarial estimates, of $0.5 million, $0.6 million and $0.5 million, respectively.

      We adopted the recognition and related disclosure provisions of Statement 158 effective December 31, 2006, with the projected benefit obligation reflected in "Other current liabilities and accrued expenses" and "Other noncurrent liabilities" on our Consolidated Balance Sheets. At December 31, 2007 and 2006, the accumulated benefit obligation was $3.0 million and $3.7 million, respectively. At December 31, 2007 and 2006, the projected benefit obligation was $4.0 million and $5.1 million, respectively. Our estimated future benefit payments are $0.6 million, $0.6 million, $0.7 million, $0.7 million and $0.7 million for 2008, 2009, 2010, 2011 and 2012, respectively, and $3.7 million for the five-year period ending December 31, 2017. The assumptions we used to compute the 2007 projected benefit obligation included a discount rate of 6.25% and a rate of compensation increase of 4.00%.

(N)   COMMITMENTS AND CONTINGENCIES

      Our  principal  lease   commitments  are  for  office  space,   operations
facilities and furniture and equipment. Some of these leases contain renewal or end-of-lease purchase options.

      Rent expense was $15.1 million, $15.4 million and $14.7 million in 2007, 2006 and 2005, respectively. There was no sublease income or contingent rent expense in 2007, 2006 and 2005.

      The following table sets forth the minimum future commitments at December 31, 2007, under operating leases with initial or remaining noncancelable terms in excess of one year (in thousands):

2008                                                                  $  12,387
2009                                                                      9,131
2010                                                                      9,222
2011                                                                      9,354
2012                                                                      9,238
Later years                                                              58,502
-------------------------------------------------------------------------------
Minimum lease commitments                                             $ 107,834
===============================================================================

      Our entertainment programming is delivered to DTH and cable operators through communications satellite transponders. At December 31, 2007, we had four transponder service agreements related to our domestic networks, the terms of which extend through 2008, 2013, 2013 and 2014. See Note (T), Subsequent Events. We also had two international transponder service agreements, the terms of which extend through 2009. At December 31, 2007, future commitments related to these six agreements were $7.2 million, $5.4 million, $3.5 million, $3.5 million and $3.5 million for 2008, 2009, 2010, 2011 and 2012, respectively, and $3.9 million thereafter.

      In 2006, we recorded a charge of $1.8 million, based on an agreement in principle, for the settlement of litigation with Directrix, Inc., or Directrix. The settlement amount was paid in the third quarter of 2007. The settlement was a compromise of disputed claims and was not an admission of liability. We believe that we had good defenses against Directrix's claims, but made the reasonable business decision to settle the litigation to avoid further management distraction and defense costs, which we had estimated would have approximately equaled the amount of the settlement.

      In 2006, we acquired Club Jenna, Inc. and related companies, a multimedia adult entertainment business, to complement our existing television, online and DVD businesses. We paid $7.7 million at closing and $1.6 million in 2007 with additional payments, which include interest, of $1.7 million, $2.3 million and $4.3 million required in 2008, 2009 and 2010, respectively. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on sales of existing content of the acquired business over a 10-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price. In 2007 and 2006, no earnout payments were earned.

      In 2005, we acquired an affiliate network of websites to complement our existing online business. We paid $8.0 million at closing and $2.0 million in each of 2006 and 2007. Pursuant to the asset purchase agreement, we are also obligated to make future contingent earnout payments over the five-year period commencing January 1, 2005, based primarily on the financial performance of the acquired business. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price and/or compensation expense. During 2007 and 2006, earnout payments of $0.1 million were made each year and recorded as additional purchase price.

      In 2002, a $4.4 million verdict was entered against us by a state trial court in Texas in a lawsuit with a former publishing licensee. We terminated the license in 1998 due to the licensee's failure to pay royalties and other amounts due us under the license agreement. We appealed and the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of plaintiffs' claims and remanded the remaining claims for a new trial. We filed a petition for review with the Texas Supreme Court. On January 25, 2008, the Texas Supreme Court denied our petition for review. On February 8, 2008, we filed a petition for rehearing with the Texas Supreme Court. We posted a bond in the amount of approximately $9.4 million, which represented the amount of the judgment, costs and estimated pre- and post-judgment interest. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be obtained and have not recorded a liability for this case in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

(O)   STOCK-BASED COMPENSATION

      We have stock plans for key employees and nonemployee directors, which provide for the grant of nonqualified and incentive stock options and/or shares of restricted stock units, deferred stock and other equity awards in our Class B stock. The Compensation Committee of the Board of Directors, which is composed entirely of independent nonemployee directors, administers all the plans. These plans are designed to further our growth, development and financial success by providing key employees with strong additional incentives to maximize long-term stockholder value. The Compensation Committee believes that this objective can be best achieved through assisting key employees to become owners of our stock, which aligns their interests with our interests. As stockholders, key employees will benefit directly from our growth, development and financial success. These plans also enable us to attract and retain the services of those executives whom we consider essential to our long-range success by providing these executives with a competitive compensation package and an opportunity to become owners of our stock. At December 31, 2007, we had 3,103,484 shares of our Class B stock available for grant under these plans.

      Stock options, exercisable for shares of our Class B stock, generally vest ratably over a three- to four-year period from the grant date and expire 10 years from the grant date.

      The 2005 and 2006 grants of restricted stock units provide for the issuance of our Class B stock if three-year cumulative operating income target thresholds are met. The 2007 restricted stock unit grants provide for the issuance of our Class B stock if two-year cumulative operating income target thresholds are met; grants are also subject to an additional one-year service requirement for the units to vest. If the operating income minimum threshold established for each grant is not achieved, the restricted stock units for that grant are forfeited.

      One of our stock plans pertaining to nonemployee directors also allows for the issuance or deferral of our Class B stock as awards and payments for retainer, committee and meeting fees.

      We also have an Employee Stock Purchase Plan, or ESPP, that provides substantially all regular full- and part-time employees an opportunity to purchase shares of our Class B stock through payroll deductions. The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on that day's closing price less a 15% discount. ESPP expense is reflected in "Selling and administrative expenses" on our Consolidated Statements of Operations and the proceeds are reflected in "Proceeds from stock-based compensation" on our Consolidated Statements of Cash Flows. At December 31, 2007, we had 71,275 shares of our Class B stock available for purchase under this plan.

Valuation Information

      Upon adoption of Statement 123(R), we began estimating the value of stock options on the date of grant using the Lattice Binomial model, or Lattice model. Prior to the adoption of Statement 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of pro forma financial information in accordance with Statement 123. This change was made in order to provide a better estimate of fair value since the Lattice model is a more flexible method for valuing employee stock options than the Black-Scholes model. The Lattice model requires extensive analysis of actual exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and option cancellations.

      The following table sets forth the assumptions used for the Lattice model in 2007 and 2006 and the Black-Scholes model in 2005:

                                  Fiscal Year      Fiscal Year       Fiscal Year
                                        Ended            Ended             Ended
                                     12/31/07         12/31/06          12/31/05
--------------------------------------------------------------------------------
Expected volatility                 25% - 41%        29% - 43%               46%
Weighted average volatility               34%              38%               46%
Risk-free interest rate         4.67% - 5.04%    4.32% - 5.16%     3.80% - 4.18%
Expected dividends                        --               --                --
--------------------------------------------------------------------------------

      The expected life of stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the Lattice model. The expected life of stock options is impacted by all of the underlying assumptions and calibration of the Lattice model. The Lattice model assumes that exercise behavior is a function of the option's remaining contractual life and the extent to which the option's fair market value exceeds the exercise price. The Lattice model estimates the probability of exercise as a function of these two variables based upon the entire history of exercises and vested cancellations on all past option grants.

      The weighted average expected life for options granted during 2007 and 2006 using the Lattice model was 6.3 years and 5.9 years, respectively, and the weighted average expected life for options granted during 2005 using the Black-Scholes model was 6.0 years. The weighted average fair value per share for stock options granted during 2007 and 2006 using the Lattice model was $4.64 and $6.03, respectively, and the weighted average fair value per share for stock options granted during 2005 using the Black-Scholes model was $5.85.

Stock Option Activity

      The following table sets forth stock option activity for the year ended December 31, 2007:

                                                                       Weighted
                                                                        Average
                                                          Number of    Exercise
                                                             Shares       Price
-------------------------------------------------------------------------------
Outstanding at December 31, 2006                          3,682,416     $ 15.68
Granted                                                     160,000       10.61
Canceled                                                   (296,166)      13.96
-------------------------------------------------------------------
Outstanding at December 31, 2007                          3,546,250     $ 15.60
===============================================================================

      During 2007, there were no exercises of stock options. The aggregate intrinsic value for options exercised during 2006 was $0.1 million. The aggregate intrinsic value for options exercised during 2005 was $0.5 million.

      At December 31, 2007, the weighted average remaining contractual lives of options outstanding and options exercisable were 4.8 years and 3.9 years, respectively. At December 31, 2007, the number of options exercisable was 2,838,417 and the weighted average exercise price per share of options exercisable was $16.36.

      There were no aggregate intrinsic values related to options outstanding and options exercisable at December 31, 2007.

      The following table sets forth the activity and balances of our stock options not yet vested for the year ended December 31, 2007:

                                                                            Weighted
                                                                             Average
                                                              Number of   Grant-Date
                                                                 Shares   Fair Value
------------------------------------------------------------------------------------
Outstanding at December 31, 2006                              1,068,666       $ 6.14
Granted                                                         160,000         4.64
Vested                                                         (422,333)        6.40
Canceled                                                        (98,500)        6.35
-----------------------------------------------------------------------
Outstanding at December 31, 2007                                707,833       $ 5.61
====================================================================================

      The total fair value of options vested in 2007, 2006, and 2005 was $2.7 million, $3.0 million and $2.8 million, respectively.

      The following table sets forth stock-based compensation expense related to stock options and to our ESPP for 2007 and 2006 and pro forma amounts for 2005 (in thousands, except per share amounts):

                                             Fiscal Year    Fiscal Year   Fiscal Year
                                                   Ended          Ended         Ended
                                                12/31/07       12/31/06      12/31/05
-------------------------------------------------------------------------------------
Stock options                                    $ 1,131        $ 3,141      $  2,950
ESPP                                                  29             29            16
-------------------------------------------------------------------------------------
   Total                                         $ 1,160        $ 3,170      $  2,966
=====================================================================================

Net income (loss)
   As reported                                   $ 4,925        $ 2,285      $   (735)
   Fair value of stock-based compensation
     excluded from net loss, gross                                             (2,966)
                                                                             --------
   Pro forma                                                                 $ (3,701)
                                                                             ========
Basic and diluted EPS
   As reported                                   $  0.15        $  0.07      $  (0.02)
   Pro forma                                                                 $  (0.11)
-------------------------------------------------------------------------------------

      At December 31, 2007, there was $2.1 million of unrecognized stock-based compensation expense related to non-vested stock options, which will be recognized over a weighted average period of 1.5 years.

Restricted Stock Unit Activity

      At December 31, 2007, we had 433,875 restricted stock units outstanding, none of which were vested, and all of which were performance-based awards contingent upon meeting certain performance goals.

      The following table sets forth the activity and balances of our restricted stock units for the years ended December 31, 2007, 2006 and 2005:

                                                                       Weighted
                                                                        Average
                                                        Number of    Grant-Date
                                                           Shares    Fair Value
-------------------------------------------------------------------------------
Outstanding at December 31, 2004                          164,000       $ 13.96
Granted                                                   182,000         11.90
Canceled                                                  (27,000)        12.42
-----------------------------------------------------------------
Outstanding at December 31, 2005                          319,000         12.91
Granted                                                   233,500         13.51
Forfeited                                                (112,000)        14.23
Canceled                                                 (107,500)        13.34
-----------------------------------------------------------------
Outstanding at December 31, 2006                          333,000         12.75
Granted                                                   250,625         10.61
Forfeited                                                (121,000)        11.86
Canceled                                                  (28,750)        13.25
-----------------------------------------------------------------
Outstanding at December 31, 2007                          433,875       $ 11.73
===============================================================================

      In 2007, we issued 250,625 shares of restricted stock units at a weighted average fair value per share of $10.61, and 1,250 of these shares were canceled during the year. We have estimated that it is probable that the performance criteria for this grant will be met, and we recorded $0.5 million of compensation expense in 2007 related to this grant. Also, we determined that the minimum threshold associated with the 2005 grants was not achieved and those grants were forfeited. As of December 31, 2007, there was $1.6 million of unrecognized stock-based compensation expense related to non-vested restricted stock units to be recognized in future periods.

      In 2006, we determined that the minimum threshold associated with the 2004 grants was not achieved and those grants were forfeited. Also in 2006, we determined that it was unlikely that the minimum threshold associated with the 2005 and 2006 grants would be met. Therefore, in 2006 we reversed $1.9 million of stock-based compensation expense, which included $0.6 million and $0.7 million that was recorded in 2005 and 2004, respectively, related to the 2004 and 2005 restricted stock unit grants. As of December 31, 2006, there was no unrecognized stock-based compensation expense related to non-vested restricted stock units to be recognized in future periods.

Other Equity Awards

      We issued 17,806 shares of our Class B stock during 2007 related to other equity awards. Stock-based compensation expense related to other equity awards was $0.2 million, $0.6 million and $0.2 million for 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan

      Stock-based compensation expense related to our ESPP was $29 thousand for each of 2007 and 2006 and $16 thousand for 2005.

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

      Under Statement 123(R), the income tax effects of share-based payments are recognized for financial reporting purposes only if such awards would result in deductions on our income tax returns. The settlement of share-based payments to date that would have resulted in an excess tax benefit would have increased our existing NOL carryforward. Under Statement 123(R), no excess tax benefits resulting from the settlement of a share-based payment can result in a tax deduction before realization of the tax benefit; i.e., the recognition of excess tax benefits cannot be recorded until the excess benefit reduces current income taxes payable. Additionally, as a result of our existing NOL carryforward position, no excess tax benefits relating to share-based payments have been recorded for the years ended December 31, 2007 and 2006.

(P)   CONSOLIDATED STATEMENTS OF CASH FLOWS

      The following table sets forth cash paid for interest and income taxes (in thousands):

                                         Fiscal Year   Fiscal Year   Fiscal Year
                                               Ended         Ended         Ended
                                            12/31/07      12/31/06      12/31/05
--------------------------------------------------------------------------------
Interest                                     $ 5,042       $ 5,308       $ 8,615
Income taxes                                 $ 2,166       $ 1,976       $ 2,416
--------------------------------------------------------------------------------

(Q)   SEGMENT INFORMATION

      Our businesses are currently organized into the following three reportable segments: Entertainment, Publishing and Licensing. Entertainment Group operations include the production and marketing of television programming for our domestic and international TV businesses, web-based entertainment experiences, wireless content distribution, e-commerce, DVD products and satellite radio under the Playboy, Spice and other brand names. Publishing Group operations include the publication of Playboy magazine, special editions and other domestic publishing businesses, including books and calendars, and the licensing of international editions of Playboy magazine. Licensing Group operations include the licensing of consumer products carrying one or more of our trademarks and/or images, third-party owned and operated Playboy-branded retail stores, multifaceted location-based entertainment venues and certain revenue-generating marketing activities.

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

       The following table sets forth financial information by reportable segment (in thousands):

                                                      Fiscal Year   Fiscal Year   Fiscal Year
                                                            Ended         Ended         Ended
                                                         12/31/07      12/31/06      12/31/05
---------------------------------------------------------------------------------------------
Net revenues (1)
Entertainment                                           $ 203,065     $ 201,068     $ 203,994
Publishing                                                 93,774        97,078       106,513
Licensing                                                  43,001        32,996        27,646
---------------------------------------------------------------------------------------------
Total                                                   $ 339,840     $ 331,142     $ 338,153
=============================================================================================
Income before income taxes (2)
Entertainment                                           $  21,291     $  23,299     $  41,130
Publishing                                                 (7,568)       (5,374)       (6,471)
Licensing                                                  26,432        18,927        15,969
Corporate Administration and Promotion                    (28,159)      (25,768)      (19,632)
Restructuring expense                                        (445)       (1,998)         (149)
Impairment charge on assets held for sale                  (1,508)           --            --
Gains on disposal                                              --            29            14
Nonoperating expenses                                      (3,190)       (4,334)      (27,598)
---------------------------------------------------------------------------------------------
Total                                                   $   6,853     $   4,781     $   3,263
=============================================================================================
Depreciation and amortization (3), (4)
Entertainment                                           $  39,453     $  41,056     $  41,603
Publishing                                                    297           190           159
Licensing                                                      94            28            13
Corporate Administration and Promotion                      1,354           944           765
---------------------------------------------------------------------------------------------
Total                                                   $  41,198     $  42,218     $  42,540
=============================================================================================

                                                         Dec. 31,      Dec. 31,
                                                             2007          2006
-------------------------------------------------------------------------------
Identifiable assets (3), (5)
Entertainment                                           $ 287,940     $ 288,540
Publishing                                                 35,320        38,146
Licensing                                                  11,560         9,386
Corporate Administration and Promotion                    110,336        99,711
-------------------------------------------------------------------------------
Total                                                   $ 445,156     $ 435,783
===============================================================================

(1) Net revenues include revenues attributable to foreign countries of approximately $113,139, $96,238 and $89,731 in 2007, 2006 and 2005,
      respectively. Revenues from the U.K. were $39,066, $39,330 and $34,451 in 2007, 2006 and 2005, respectively. No other individual foreign country's revenue was material. Revenues are generally attributed to countries based on the location of customers, except licensing royalties for which revenues are attributed based upon the location of licensees.

(2) Income before income taxes includes income attributable to foreign countries of approximately $6,617, $3,664 and $1,453 in 2007, 2006 and 2005, respectively.

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

(R)   RELATED PARTY TRANSACTIONS

      In 1971, we purchased the Playboy Mansion in Los Angeles, California, where Mr. Hefner lives. The Playboy Mansion is used for various corporate activities and serves as a valuable location for television production, magazine photography and for online, advertising and sales events. It also enhances our image, as we host many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increase public awareness of us and our products and services. Mr. Hefner pays us rent for that portion of the Playboy Mansion used exclusively for his and his personal guests' residence as well as the per-unit value of non-business meals, beverages and other benefits received by him and his personal guests. The Playboy Mansion is included in our Consolidated Balance Sheets at December 31, 2007 and 2006 at a net book value, including all improvements and after accumulated depreciation, of $1.4 million and $1.6 million, respectively. The operating expenses of the Playboy Mansion, including depreciation and taxes, were $2.8 million, $2.1 million and $3.1 million for 2007, 2006 and 2005, respectively, net of rent received from Mr. Hefner. We estimated the sum of the rent and other benefits payable for 2007 to be $0.7 million, and Mr. Hefner paid that amount during 2007. The actual rent and other benefits paid for 2006 and 2005 were $0.8 million and $1.1 million, respectively.

      Holly Madison, Bridget Marquardt and Kendra Wilkinson, the stars of The Girls Next Door on E! Entertainment Television, reside in the mansion with Mr. Hefner. The value of rent, food and beverage and other personal benefits for the use of the Playboy Mansion by Ms. Madison, Ms. Marquardt and Ms. Wilkinson is charged to Alta Loma Entertainment, our production company. The aggregate amount of these charges in 2007 was $0.4 million. In addition, each of Ms. Madison, Ms. Marquardt and Ms. Wilkinson receives payments for services rendered on our behalf, including appearance fees.

      In 2005, we repurchased the remaining outstanding Playboy.com Series A Preferred Stock that was held by Mr. Hefner and an unrelated third party. These shares were part of $15.3 million issued by our subsidiary Playboy.com in 2001, of which $5.0 million was purchased by Mr. Hefner. See Note (A), Summary of Significant Accounting Policies.

(S)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following table sets forth a summary of the unaudited quarterly results of operations for 2007 and 2006 (in thousands, except share amounts):

                                                                        Quarters Ended
                                                         -----------------------------------------
2007                                                      Mar. 31    June 30   Sept. 30    Dec. 31
--------------------------------------------------------------------------------------------------
Net revenues                                             $ 85,415   $ 85,652   $ 82,858   $ 85,915
Operating income (loss)                                     3,885      3,853      4,137     (1,832)
Net income (loss)                                           1,474      1,911      2,595     (1,055)
Basic and diluted earnings (loss) per common share (1)       0.04       0.06       0.08      (0.03)
Common stock price:
   Class A high                                             12.30      12.10      11.91      11.93
   Class A low                                               9.80       9.46       8.92       8.33
   Class B high                                             11.79      11.69      11.94      12.00
   Class B low                                           $   9.90   $   9.72   $  10.15   $   8.87
--------------------------------------------------------------------------------------------------

                                                                        Quarters Ended
                                                         -----------------------------------------
2006                                                      Mar. 31    June 30   Sept. 30    Dec. 31
--------------------------------------------------------------------------------------------------
Net revenues                                             $ 82,120   $ 80,477   $ 82,297   $ 86,248
Operating income (loss)                                     3,531     (1,224)     3,716      3,092
Net income (loss)                                             789     (3,307)     1,137      3,666
Basic and diluted earnings (loss) per common share (1)       0.02      (0.10)      0.03       0.11
Common stock price:
   Class A high                                             13.40      13.03       9.85      12.29
   Class A low                                              12.20       8.30       8.71       9.35
   Class B high                                             15.50      14.50      10.20      12.65
   Class B low                                           $  12.85   $   8.90   $   9.02   $   9.16
--------------------------------------------------------------------------------------------------

(1) Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

      Operating income (loss) for the quarters ended June 30, 2007, December 31, 2007 and June 30, 2006 included restructuring expense of $0.1 million, $0.4 million and $1.9 million, respectively. See Note (C), Restructuring Expense. The quarter ended December 31, 2007 also included a $1.5 million impairment charge on assets held for sale. See Note (T), Subsequent Events.

(T)   SUBSEQUENT EVENTS

      On January 15, 2008, we signed an agreement to outsource our Playboy and BUNNYshop e-commerce and catalog businesses to eFashions Solutions, LLC, or eFashions. The agreement grants eFashions a license to market, promote and distribute certain branded, unbranded and co-branded goods through catalogs and the Internet. Under the terms of the agreement, we will receive royalties from eFashions based on our contractual share of sales and advertising revenues generated by the e-commerce and catalog businesses. We will rely on eFashions to operate these businesses. We anticipate that by the second quarter of 2008, we will no longer be operating these businesses although we retain significant creative control. The foregoing description of the terms of the outsourcing agreement is a summary and by its nature is incomplete. For further information regarding the terms and conditions of the agreement, reference is made to the text of the agreement, which will be filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2008.

      We are currently negotiating the sale of the assets related to our Los Angeles production facility. Our need for the facility has significantly decreased since its inception, and we forecast that the need for linear network transmission capacity will continue to decrease over the next several years. We recorded a $1.5 million charge on assets held for sale in 2007. In connection with the sale of such assets, we expect to enter into an agreement to sublet the entirety of the leased operating facility in Los Angeles, California to the buyer of the assets related to our Los Angeles production facility assets.

      Also in connection with the sale of such assets, we expect to enter into a services agreement under which the buyer of the assets related to our Los Angeles production facility will provide us with certain satellite transmission services and other related services (including compression, uplinking and downlinking) for our standard definition cable channels. If we launch high definition cable channels during the term of the agreement, we expect the buyer will also provide such services for our high definition channels.

      We expect the sale of the assets to close during March or April of 2008 on substantially the terms described above. The foregoing description of the terms of the transaction is a summary and by its nature is incomplete. The transactions will be subject to other terms and conditions which will be contained in the definitive agreements to be signed by the parties.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Playboy Enterprises, Inc.

      We have audited the accompanying Consolidated Balance Sheets of Playboy Enterprises, Inc. and subsidiaries, or the Company, as of December 31, 2007 and 2006, and the related Consolidated Statements of Operations, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index of Part IV,
Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As described in Note (D) to the Notes to Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 effective January 1, 2007, and as described in Note (A) to the Notes to Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payments effective January 1, 2006, and certain provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R) as of December 31, 2006.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2008, expressed an unqualified opinion thereon.

                                                           /s/ Ernst & Young LLP

Chicago, Illinois
March 11, 2008

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

      None.

Item 9A. Controls and Procedures
--------------------------------

(a)   Evaluation of Disclosure Controls and Procedures

      Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.

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

      Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this evaluation, management used the criteria set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management believes that our internal control over financial reporting is effective as of December 31, 2007.

      Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as stated in their report which is included herein.

(c) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Playboy Enterprises, Inc.

      We have audited Playboy Enterprises, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Playboy Enterprises, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

      In our opinion, Playboy Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Playboy Enterprises, Inc. as of December 31, 2007 and 2006, and the related Consolidated Statements of Operations, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007 of Playboy Enterprises, Inc. and our report dated March 11, 2008 expressed an unqualified opinion thereon.

                                                           /s/ Ernst & Young LLP

Chicago, Illinois
March 11, 2008

(d)   Change in Internal Control Over Financial Reporting

      There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
--------------------------

      None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance
---------------------------------------------------------------

      The information required by Item 10 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2008, which will be filed within 120 days after the close of our fiscal year ended December 31, 2007, and is incorporated herein by reference, pursuant to General Instruction G(3).

      We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. That code is part of our Code of Business Conduct, which is available free of charge through our website, PlayboyEnterprises.com, and is available in print to any shareholder who sends a request for a paper copy to: Investor Relations, Playboy
Enterprises, Inc., 680 North Lake Shore Drive, Chicago, Illinois 60611. We intend to include on our website any amendment to, or waiver from, a provision of the Code of Business Conduct that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

Item 11. Executive Compensation
-------------------------------

      The information required by Item 11 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2008, which will be filed within 120 days after the close of our fiscal year ended December 31, 2007, and is incorporated herein by reference (excluding the Report of the Compensation Committee and the Performance Graph), pursuant to General Instruction G(3).

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

      The following table sets forth information regarding outstanding options and shares reserved for future issuance as of December 31, 2007:

                                                                   Class B Common Stock
                                                 -------------------------------------------------------
                                                                             Weighted
                                                                     Average Exercise   Number of Shares
                                                 Number of Options   Price of Options      Remaining for
                                                       Outstanding        Outstanding    Future Issuance
--------------------------------------------------------------------------------------------------------
Total equity compensation plans approved by
   security holders                                      3,546,250             $15.60          3,103,484
========================================================================================================

      The other information required by Item 12 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2008, which will be filed within 120 days after the close of our fiscal year ended December 31, 2007, and is incorporated herein by reference, pursuant to General Instruction G(3).

Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
--------------------------------------------------------------------------------
Independence
------------

      The information required by Item 13 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2008, which will be filed within 120 days after the close of our fiscal year ended December 31, 2007, and is incorporated herein by reference, pursuant to General Instruction G(3).

Item 14. Principal Accounting Fees and Services
-----------------------------------------------

      The information required by Item 14 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2008, which will be filed within 120 days after the close of our fiscal year ended December 31, 2007, and is incorporated herein by reference, pursuant to General Instruction G(3).

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                                                                            Page
                                                                            ----
(1)   Financial Statements

      Our Financial Statements and Supplementary Data following are as set forth under Part II. Item 8. of this Annual Report on Form 10-K:

      Consolidated Statements of Operations - Fiscal Years Ended
      December 31, 2007, 2006 and 2005                                       42

      Consolidated Balance Sheets - December 31, 2007 and 2006               43

      Consolidated Statements of Shareholders' Equity - Fiscal Years
      Ended December 31, 2007, 2006 and 2005                                 44

      Consolidated Statements of Cash Flows - Fiscal Years Ended
      December 31, 2007, 2006 and 2005                                       45

      Notes to Consolidated Financial Statements                             46

      Report of Independent Registered Public Accounting Firm                67

(2)   Financial Statement Schedules

      Schedule II - Valuation and Qualifying Accounts                        73

      All other schedules have been omitted because they are not required or applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)   Exhibits

      See Exhibit Index, which appears at the end of this document and which is incorporated herein by reference.

PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

===================================================================================================================================
                 COLUMN A                      COLUMN B                   COLUMN C                    COLUMN D           COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                                                             ---------------------------------
                                              Balance at       Charged to         Charged to                            Balance at
                                               Beginning        Costs and            Other                                 End
               Description                     of Period        Expenses           Accounts          Deductions         of Period
-----------------------------------------   --------------   --------------     --------------     --------------     -------------
Allowance deducted in the balance sheet
   from the asset to which it applies:

Fiscal Year Ended December 31, 2007:

   Allowance for doubtful accounts             $  3,688         $ 1,465            $    823(1)        $  2,349(2)        $  3,627
                                               ========         =======            ========           ========           ========

   Allowance for returns                       $ 24,652         $    --            $ 35,167(3)        $ 37,921(4)        $ 21,898
                                               ========         =======            ========           ========           ========

   Deferred tax asset valuation allowance      $ 77,180         $    --            $     --           $  2,362(5)        $ 74,818
                                               ========         =======            ========           ========           ========

Fiscal Year Ended December 31, 2006:

   Allowance for doubtful accounts             $  3,883         $   592            $    144(1)        $    931(2)        $  3,688
                                               ========         =======            ========           ========           ========

   Allowance for returns                       $ 27,777         $   242            $ 41,322(3)        $ 44,689(4)        $ 24,652
                                               ========         =======            ========           ========           ========

   Deferred tax asset valuation allowance      $ 75,295         $ 1,327(6)         $    558(7)        $     --           $ 77,180
                                               ========         =======            ========           ========           ========

Fiscal Year Ended December 31, 2005:

   Allowance for doubtful accounts             $  3,897         $   890            $    706(1)        $  1,610(2)        $  3,883
                                               ========         =======            ========           ========           ========

   Allowance for returns                       $ 28,284         $   260            $ 44,960(3)        $ 45,727(4)        $ 27,777
                                               ========         =======            ========           ========           ========

   Deferred tax asset valuation allowance      $ 72,663         $ 2,632(6)         $     --           $     --           $ 75,295
                                               ========         =======            ========           ========           ========

Notes:

(1) Primarily represents provisions for unpaid subscriptions charged to net revenues.

(2)   Primarily represents uncollectible accounts written off less recoveries.

(3) Represents provisions charged to net revenues for estimated returns of Playboy magazine, other domestic publishing products and domestic DVD products.

(4)   Represents settlements on provisions previously recorded.

(5) Primarily represents noncash foreign income tax benefit related to decreasing the valuation allowance.

(6) Represents noncash federal income tax expense related to increasing the valuation allowance.

(7) Represents noncash federal tax adjustment related to the adoption of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).

                                  EXHIBIT INDEX
                                  -------------

      All agreements listed below may have additional exhibits, which are not attached. All such exhibits are available upon request, provided the requesting party shall pay a fee for copies of such exhibits, which fee shall be limited to our reasonable expenses incurred in furnishing these documents.

Exhibit
Number     Description
--------   -----------

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

           c Second Amendment to October 22, 1997 Agreement dated as of March 2, 2004 (incorporated by reference to Exhibit 10.1 from our annual report on Form 10-K for the year ended December 31,
                 2003)

           d Third Amendment to October 22, 1997 Agreement dated as of July 30, 2007 (incorporated by reference to Exhibit 10.2 from our quarterly report on Form 10-Q for the quarter ended September 30, 2007, or the September 30, 2007 Form 10-Q)

    10.2   Playboy Magazine Distribution Agreement

          #a May 4, 2004 Agreement between Warner Publisher Services, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.1 from the June 30, 2004 Form 10-Q)

           b     Amendment  to May 4, 2004  Agreement  dated as of December  12,
                 2005

           c     Amendment to May 4, 2004 Agreement dated as of January 13, 2006

           (items (b) and (c) incorporated by reference to Exhibits 10.2(c) and 10.2(d), respectively, from our annual report on Form 10-K for the year ended December 31, 2005, or the 2005 Form 10-K)

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

          #f     Amendment  dated  as  of  July  1,  2001  to  said  Fulfillment
                 Agreement (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001, or the September 30, 2001 Form 10-Q)

          #g Seventh Amendment (related to Subscription Fulfillment Agreement, dated July 1, 1987, as amended), dated March 9, 2006, by and between Communications Data Services, Inc. and Playboy Enterprises International, Inc. (incorporated by reference to Exhibit 10.9 from our quarterly report on Form 10-Q for the quarter ended March 31, 2006, or the March 31, 2006 Form 10-Q)

    10.4   Transponder Service Agreements

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

           (items (h) through (n) incorporated by reference to Exhibits 10.1 through 10.4.2, respectively, from the March 31, 2006 Form 10-Q)

   #10.5 Omnibus Amendment to Agreements between Playboy Entertainment Group, Inc., Andrita Studios, Inc. and Intelsat USA Sales Corp., dated as of December 22, 2005 (incorporated by reference to Exhibit 10.5 from the March 31, 2006 Form 10-Q)

    10.6   Playboy TV UK Limited and UK/BENELUX Limited

          #a Contract for a Combined Compressed Uplink and Eurobird Space Segment Service, dated as of May 12, 2003, between British Telecommunications plc and Playboy TV UK Limited

           b Contract Amendment Agreement (Number 1) dated as of May 12, 2003, between British Telecommunications plc and Playboy TV UK Limited

          #c Contract for a Combined Compressed Uplink and Eurobird Space Segment Service, dated as of May 12, 2004, between British Telecommunications plc and Playboy TV UK/BENELUX Limited

          #d Contract Amendment Agreement (Number 1) dated as of November 30, 2004, between British Telecommunications plc and Playboy TV UK/BENELUX Limited

           (items (a) through (d) incorporated by reference to Exhibits 10.6.1 through 10.7.2, respectively, from the March 31, 2006 Form 10-Q)

   #10.7   Playboy TV-Latin America, LLC Agreements

           a Third Amended and Restated Operating Agreement for Playboy TV-Latin America, LLC, effective as of November 10, 2006, by and between Playboy Entertainment Group, Inc. and Lifford International Co. Ltd. (BVI)

           b Amended and Restated Program Supply and Trademark License Agreement, dated as of November 10, 2006, between Playboy Entertainment Group, Inc. and Playboy TV-Latin America, LLC

           (items (a) and (b) incorporated by reference to Exhibits 10.7(c) and (d), respectively, from our annual report on Form 10-K for the year ended December 31, 2006)

   #10.8 Agreement dated as of January 1, 2006, between Time/Warner Retail Sales & Marketing Inc. (f/k/a Warner Publisher Services, Inc.) and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.10 from the March 31, 2006 Form 10-Q)

   #10.9 Satellite Capacity Lease, dated as of August 21, 2006, by and among Playboy Entertainment Group, Inc., Spice Hot Entertainment, Inc. and Transponder Encryption Services Corporation (incorporated by reference to Exhibit 10.3 from our quarterly report on Form 10-Q for the quarter ended September 30, 2006, or the September 30, 2006 Form 10-Q)

   10.10 Transfer Agreement, dated as of December 23, 2002, by and among Playboy Enterprises, Inc., Playboy Entertainment Group, Inc., Playboy Enterprises International, Inc., Claxson Interactive Group Inc., Carlyle Investments LLC (in its own right and as a successor in interest to Victoria Springs Investments Ltd.), Carlton Investments LLC (in its own right and as a successor in interest to Victoria Springs Investments Ltd.), Lifford International Co. Ltd. (BVI) and Playboy TV International, LLC (incorporated by reference to Exhibit
           2.1 from the December 23, 2002 Form 8-K, and filed with the SEC on January 7, 2003)

  #10.11 Amended and Restated Affiliation and License Agreement dated May 17, 2002 between DirecTV, Inc. and Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc. and Spice Platinum Entertainment, Inc. regarding DBS Satellite Exhibition of Programming (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q dated June 30, 2002, or the June 30, 2002 Form 10-Q)

  #10.12 Affiliation Agreement dated July 8, 2004 between Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc., and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q dated September 30, 2004, or the September 30, 2004 Form 10-Q)

   10.13   Affiliation  Agreement between Spice,  Inc., and Satellite  Services,
           Inc.

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

   10.14 Affiliation Agreement between Playboy Entertainment Group, Inc., and Satellite Services, Inc.

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

           (items (a) and (b) incorporated by reference to Exhibits 10.2.1 and 10.2.2, respectively, from the September 30, 2005 Form 10-Q)

  #10.15 Amended and Restated Agreement, dated August 1, 2007, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., and DirecTV, Inc. (incorporated by reference to Exhibit 10.3 from the September 30, 2007 Form 10-Q)

  #10.16 Agreement dated October 4, 2004, between Playboy Enterprises International, Inc., Fiesta Palms LLC, N-M Ventures II, LLC and Nine Group LLC (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q dated June 30, 2007, or the June 30, 2007 Form 10-Q)

   10.17 Amended and Restated Credit Agreement, effective April 1, 2005, or the Credit Agreement, among PEI Holdings, Inc., as borrower, and Bank of America, N.A., as Agent and the other lenders from time to time party thereto a Credit Agreement (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q dated March 31, 2005)

           b First Amendment to the Credit Agreement dated March 10, 2006 among PEI Holding, Inc., as borrower, Bank of America, N.A., as Agent, and the other Lenders Party thereto (incorporated by reference to Exhibit 10.15(b) from the 2005 Form 10-K)

           c     Master Corporate Guaranty, dated March 11, 2003

           d Security Agreement, dated as of March 11, 2003, between PEI Holdings, Inc. and Bank of America, N.A., as Agent under the Credit Agreement

           e Security Agreement, dated as of March 11, 2003, among Playboy Enterprises, Inc. and each of the domestic subsidiaries of PEI Holdings, Inc. set forth on the signature pages thereto and Bank of America, N.A., as Agent under the Credit Agreement

           f Pledge Agreement, dated as of March 11, 2003, between PEI Holdings, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           g Pledge Agreement, dated as of March 11, 2003, among Chelsea Court Holdings LLC, as the limited partner in 1945/1947 Cedar River C.V., Candlelight Management LLC, as the general partner in 1945/1947 Cedar River C.V., and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           h Pledge Agreement, dated as of March 11, 2003, between Claridge Organization LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           i Pledge Agreement, dated as of March 11, 2003, between Playboy Clubs International, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           j Pledge Agreement, dated as of March 11, 2003, between CPV Productions, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           k Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement
           l Pledge Agreement, dated as of March 11, 2003, between Playboy Gaming International, Ltd. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           m Pledge Agreement, dated as of March 11, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           n Pledge Agreement, dated as of March 11, 2003, between Playboy Enterprises, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           o Pledge Agreement, dated as of March 11, 2003, between Playboy Enterprises International, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           p Pledge Agreement, dated as of March 11, 2003, between Planet Playboy, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           q Pledge Agreement, dated as of March 11, 2003, between Spice Entertainment, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           r Pledge Agreement, dated as of March 11, 2003, between Playboy TV International, LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           s Pledge Agreement, dated as of March 11, 2003, between Playboy TV International, LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           t Trademark Security Agreement, dated as of March 11, 2003, by AdulTVision Communications, Inc., Alta Loma Entertainment, Inc., Lifestyle Brands, Ltd., Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Playboy Enterprises International, Inc. and Spice Hot Entertainment, Inc. in favor of Bank of America, N.A., as Agent under the Credit Agreement

           u Copyright Security Agreement, dated March 11, 2003, by After Dark Video, Inc., Alta Loma Distribution, Inc., Alta Loma Entertainment, Inc., Impulse Productions, Inc., Indigo Entertainment, Inc., MH Pictures, Inc., Mystique Films, Inc., Playboy Entertainment Group, Inc., Precious Films, Inc. and Women Productions, Inc. in favor of Bank of America, N.A., as Agent under the Credit Agreement

           v Lease Subordination Agreement, dated as of March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent for various lenders

           w Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 11, 2003, made and executed by Playboy Enterprises International, Inc. in favor of Fidelity National Title Insurance Company for the benefit of Bank of America, N.A., as Agent for Lenders under the Credit Agreement

           (items (c) through (w) incorporated by reference to Exhibits 10.9(b) through (u), respectively, from the 2002 Form 10-K)

           x Pledge Amendment, dated July 22, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.9(i)-1 from our May 19, 2003 Form S-4)

           y First Amendment, dated September 15, 2004, to Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 11, 2003, made and executed between Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.4 from the September 30, 2004 Form 10-Q)

           z Second Amendment, dated as of April 27, 2006, to the Credit Agreement, or the Second Amendment

          aa Reaffirmation of Guaranty, dated as of April 27, 2006, to the Credit Agreement, by each of the Guarantors, pursuant to the Second Amendment

          bb     Third  Amendment,  dated  as of May  15,  2006,  to the  Credit
                 Agreement

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

           (items (z) through (jj) incorporated by reference to Exhibits 10.1.1 through 10.2.9, respectively, from our quarterly report on Form 10-Q for the quarter ended June 30, 2006)

          kk Fourth Amendment, dated as of July 21, 2006, to the Credit Agreement, or the Fourth Amendment

          ll Reaffirmation of Guaranty, dated as of July 21, 2006, by each of the Guarantors, pursuant to the Fourth Amendment mm Fifth Amendment, dated as of September 28, 2006, to the Credit Agreement, or the Fifth Amendment

          nn Reaffirmation of Guaranty, dated as of September 28, 2006, by each of the Guarantors, pursuant to the Fifth Amendment oo Joinder and Amendment No. 1 to Master Corporate Guaranty, dated as of September 28, 2006, by Playboy Enterprises, Inc., Playboy Enterprises International, Inc., Spice Hot Entertainment, Inc. and Spice Platinum Entertainment, Inc., and accepted by Bank of America, N.A., as agent for the Lenders

           (items (kk) through (oo) incorporated by reference to Exhibits 10.1.1 through 10.2.3, respectively, from the September 30, 2006 Form 10-Q)

         #pp Sixth Amendment, dated as of September 28, 2007, to the Credit Agreement, or the Sixth Amendment (incorporated by reference to Exhibit 10.1 to the September 30, 2007 Form 10-Q)

   10.18 Exchange Agreement, dated as of March 11, 2003, among Hugh M. Hefner, Playboy.com, Inc., PEI Holdings, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 4.2 from the 2002 Form 10-K)

   10.19 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner

           a     Letter of Interpretation of Lease

           b     Agreement of Lease

           (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)

           c Amendment to Lease Agreement dated as of January 12, 1998 (incorporated by reference to Exhibit 10.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 1998, or the March 31, 1998 Form 10-Q)

           d Lease Subordination Agreement, dated as of March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent for various lenders (see Exhibit 10.22(v)) (incorporated by reference to Exhibit 10.9(t) from the 2002 Form 10-K)

   10.20   Los Angeles Office Lease Documents

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

   10.22   New York Office Lease Documents

           a Agreement of Lease dated August 11, 1992 between Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)

           b Second Amendment to August 11, 1992 Lease dated June 28, 2004 (incorporated by reference to Exhibit 10.4 from the June 30, 2004 Form 10-Q)

   10.23   Los Angeles Studio Facility Lease Documents

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

          @g Fifth Amendment, dated as of November 29, 2007, to the Playboy Enterprises, Inc. Employee Investment Savings Plan (as amended and restated January 1, 1997)

          @h Sixth Amendment, dated as of November 29, 2007, to the Playboy Enterprises, Inc. Employee Investment Savings Plan (as amended and restated January 1, 1997)

  *10.25   1991 Directors' Plan

           a     Playboy Enterprises,  Inc. 1991 Non-Qualified Stock Option Plan
                 for  Non-Employee   Directors,   as  amended  (incorporated  by
                 reference to Exhibit 10.23(c) from the 2004 Form 10-K)

           b     Playboy  Enterprises,  Inc.  1991  Non-Qualified  Stock Option
                 Agreement  for   Non-Employee   Directors   (incorporated   by
                 reference to Exhibit 10.4(nn) from the 1991 Form 10-K)

  *10.26   1995 Stock Incentive Plan

           a Third Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 from the June 30, 2007 Form 10-Q)

           b Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options which may be granted under the Plan

           c Form of Incentive Stock Option Agreement for Incentive Stock Options which may be granted under the Plan

           d Form of Restricted Stock Agreement for Restricted Stock issued under the Plan

           (items (b), (c) and (d)  incorporated  by reference to Exhibits  4.3,
           4.4 and 4.5, respectively, from our Registration Statement No. 33-58145 on Form S-8 dated March 20, 1995)

           e Form of Section 162(m) Restricted Stock Agreement for Section 162(m) Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(e) from our annual report on Form 10-K for the year ended June 30, 1997)

  *10.27   1997 Directors' Plan

           a     Second  Amended and Restated 1997 Equity Plan for  Non-Employee
                 Directors  of  Playboy  Enterprises,   Inc.   (incorporated  by
                 reference to Exhibit 10.3 from the June 30, 2007 Form 10-Q)

           b Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from our quarterly report on Form 10-Q for the quarter ended September 30, 1997)

  *10.28 Form of Nonqualified Option Agreement between Playboy Enterprises, Inc. and each of Dennis S. Bookshester and Sol Rosenthal (incorporated by reference to Exhibit 4.4 from our Registration Statement No. 333-30185 on Form S-8 dated June 27, 1997)

  *10.29 Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.4 from the June 30, 2007 Form 10-Q)

  *10.30   Selected Employment, Termination and Other Agreements

           a Form of Severance Agreement by and between Playboy Enterprises, Inc. and each of Linda Havard, Christie Hefner, Martha Lindeman, Richard Rosenzweig, Howard Shapiro and Alex Vaickus (incorporated by reference to Exhibit 10.23(a) from the 2001 Form 10-K)

           b Memorandum dated May 21, 2002 regarding severance agreement for Linda Havard (incorporated by reference to Exhibit 10.6 from the June 30, 2002 Form 10-Q)

           c Employment Agreement dated as of September 15, 2006, between Playboy Enterprises, Inc. and Robert Meyers

           d Severance Agreement dated as of September 18, 2006, between Playboy Enterprises, Inc. and Robert Meyers

           (items (c) and (d) are incorporated by reference to Exhibits 10.8.1 and 10.8.2, respectively, from the September 30, 2006 Form 10-Q)

          @e     Memorandum   dated  December  21,  2007   regarding   severance
                 agreement for Alex Vaickus

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

                                            PLAYBOY ENTERPRISES, INC.

March 14, 2008                                 By /s/Linda Havard
                                                  --------------------------
                                               Linda G. Havard
                                               Executive Vice President,
                                               Finance and Operations,
                                               and Chief Financial Officer
                                               (Authorized Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Christie Hefner                          March 14, 2008
--------------------------------------
Christie Hefner
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

/s/Richard S. Rosenzweig                    March 14, 2008
--------------------------------------
Richard S. Rosenzweig
Executive Vice President and Director

/s/Dennis S. Bookshester                    March 14, 2008
--------------------------------------
Dennis S. Bookshester
Director

/s/David I. Chemerow                        March 14, 2008
--------------------------------------
David I. Chemerow
Director

/s/Charles Hirschhorn                       March 14, 2008
--------------------------------------
Charles Hirschhorn
Director

/s/Jerome H. Kern                           March 14, 2008
--------------------------------------
Jerome H. Kern
Director

/s/Russell I. Pillar                        March 14, 2008
--------------------------------------
Russell I. Pillar
Director

/s/Sol Rosenthal                            March 14, 2008
--------------------------------------
Sol Rosenthal
Director

/s/Linda Havard                             March 14, 2008
--------------------------------------
Linda G. Havard
Executive Vice President,
Finance and Operations,
and Chief Financial Officer
(Principal Financial and
Accounting Officer)