Form 10-Q
period 2008-03-31
PLAYBOY ENTERPRISES INC
filed 2008-05-09
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer |_|   Accelerated filer |X|   Non-accelerated filer |_|     Smaller reporting company |_|
                                                      (Do not check if a smaller
                                                          reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |_| No |X|

At April 30, 2008, there were 4,864,102 shares of Class A common stock and 28,435,513 shares of Class B common stock outstanding.

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

      For a detailed discussion of these and other factors that may affect our performance, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Statements of Operations and Comprehensive
             Income (Loss) for the Quarters Ended March 31, 2008 and 2007
             (Unaudited)                                                       5

             Consolidated Balance Sheets at March 31, 2008 (Unaudited)
             and December 31, 2007                                             6

             Condensed Consolidated Statements of Cash Flows for the
             Quarters Ended March 31, 2008 and 2007 (Unaudited)                7

             Notes to Condensed Consolidated Financial Statements
             (Unaudited)                                                       8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.   Controls and Procedures                                             19

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings                                                   21

Item 1A.  Risk Factors                                                        22

Item 6.   Exhibits                                                            22

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

                                                                2008       2007
-------------------------------------------------------------------------------
Net revenues                                                $ 78,536   $ 85,415
-------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                             (63,756)   (67,900)
   Selling and administrative expenses                       (14,705)   (13,630)
   Restructuring expense                                        (594)        --
-------------------------------------------------------------------------------
Total costs and expenses                                     (79,055)   (81,530)
-------------------------------------------------------------------------------
Operating income (loss)                                         (519)     3,885
-------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                             360        475
   Interest expense                                           (1,133)    (1,362)
   Amortization of deferred financing fees                       (89)      (134)
   Other, net                                                   (517)      (139)
-------------------------------------------------------------------------------
Total nonoperating expense                                    (1,379)    (1,160)
-------------------------------------------------------------------------------
Income (loss) before income taxes                             (1,898)     2,725
Income tax expense                                            (1,237)    (1,251)
-------------------------------------------------------------------------------
Net income (loss)                                           $ (3,135)  $  1,474
===============================================================================

Other comprehensive income (loss)
   Unrealized gain (loss) on marketable securities              (470)        57
   Unrealized gain (loss) on derivatives                          78        (11)
   Foreign currency translation gain (loss)                      383       (177)
-------------------------------------------------------------------------------
Total other comprehensive loss                                    (9)      (131)
-------------------------------------------------------------------------------
Comprehensive income (loss)                                 $ (3,144)  $  1,343
===============================================================================

Weighted average number of common shares outstanding
   Basic                                                      33,275     33,230
===============================================================================
   Diluted                                                    33,275     33,269
===============================================================================

Basic and diluted earnings (loss) per common share          $  (0.09)  $   0.04
===============================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PLAYBOY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                       (Unaudited)
                                                                          Mar. 31,      Dec. 31,
                                                                              2008          2007
------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $    17,670   $    20,603
Marketable securities and short-term investments                             4,505        12,952
Receivables, net of allowance for doubtful accounts of
   $3,800 and $3,627, respectively                                          47,827        51,139
Receivables from related parties                                             2,656         1,704
Inventories                                                                  9,212        11,363
Deferred subscription acquisition costs                                      9,165         8,686
Deferred tax asset                                                           1,320         1,320
Assets held for sale                                                        11,538         4,706
Prepaid expenses and other current assets                                    9,943        13,402
------------------------------------------------------------------------------------------------
   Total current assets                                                    113,836       125,875
------------------------------------------------------------------------------------------------
Long-term investments                                                        6,393         6,556
Property and equipment, net                                                 16,367        14,665
Long-term receivables                                                        2,795         2,795
Programming costs, net                                                      54,836        54,926
Goodwill                                                                   133,572       133,570
Trademarks                                                                  65,852        65,437
Distribution agreements, net of accumulated amortization
   of $5,134 and $4,803, respectively                                       28,006        28,337
Deferred tax asset                                                           1,206         1,206
Other noncurrent assets                                                     11,494        11,789
------------------------------------------------------------------------------------------------
Total assets                                                           $   434,357   $   445,156
================================================================================================

Liabilities
Acquisition liabilities                                                $     2,181   $     2,134
Accounts payable                                                            32,305        37,842
Accrued salaries, wages and employee benefits                                6,364         8,304
Deferred revenues                                                           43,090        43,955
Deferred tax liability                                                       1,490         1,490
Other liabilities and accrued expenses                                      13,872        14,269
------------------------------------------------------------------------------------------------
   Total current liabilities                                                99,302       107,994
------------------------------------------------------------------------------------------------
Financing obligations                                                      115,000       115,000
Acquisition liabilities                                                      7,872         7,936
Deferred tax liability                                                      19,035        18,604
Other noncurrent liabilities                                                24,216        24,305
------------------------------------------------------------------------------------------------
   Total liabilities                                                       265,425       273,839
------------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued               49            49
   Class B nonvoting - 75,000,000 shares authorized; 28,812,528 and
      28,784,079 issued, respectively                                          288           288
Capital in excess of par value                                             230,592       229,833
Accumulated deficit                                                        (55,901)      (52,766)
Treasury stock, at cost - 381,971 shares                                    (5,000)       (5,000)
Accumulated other comprehensive loss                                        (1,096)       (1,087)
------------------------------------------------------------------------------------------------
   Total shareholders' equity                                              168,932       171,317
------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $   434,357   $   445,156
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

                                    PLAYBOY ENTERPRISES, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           for the Quarters Ended March 31 (Unaudited)
                                          (In thousands)

                                                                              2008          2007
-------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                      $    (3,135)  $     1,474
Adjustments to reconcile net income (loss) to net cash provided by
   (used for) operating activities:
   Depreciation of property and equipment                                    1,044         1,115
   Amortization of intangible assets                                           565           600
   Amortization of investments in entertainment programming                  8,210         8,581
   Amortization of deferred financing fees                                      89           134
   Stock-based compensation                                                    584          (234)
   Deferred income taxes                                                       431           419
   Net change in operating assets and liabilities                           (1,232)        5,351
   Investments in entertainment programming                                 (8,258)       (9,813)
   Other, net                                                                  215          (184)
------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                        (1,487)        7,443
------------------------------------------------------------------------------------------------
Cash flows from investing activities
Purchases of investments                                                      (397)       (6,155)
Proceeds from sales of investments                                           8,513            --
Additions to assets held for sale                                           (6,832)           --
Additions to property and equipment                                         (2,759)       (2,576)
------------------------------------------------------------------------------------------------
Net cash used for investing activities                                      (1,475)       (8,731)
------------------------------------------------------------------------------------------------
Cash flows from financing activities
Payments of acquisition liabilities                                           (250)         (319)
Proceeds from stock-based compensation                                          36            39
------------------------------------------------------------------------------------------------
Net cash used for financing activities                                        (214)         (280)
------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                   243            54
------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                   (2,933)       (1,514)
Cash and cash equivalents at beginning of period                            20,603        26,748
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $    17,670   $    25,234
================================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(A)   BASIS OF PREPARATION

      The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring and other adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Certain amounts reported for the prior periods have been reclassified to conform to the current year's presentation.

(B)   RECENTLY ISSUED ACCOUNTING STANDARDS

      In March 2008, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, or Statement 161. Statement 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. We are required to adopt Statement 161 at the beginning of 2009. Since Statement 161 impacts our disclosure but not our accounting treatment for derivative instruments and related hedged items, our adoption of Statement 161 will not impact our results of operations or financial condition.

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

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R), or Statement 158. Statement 158 requires an entity to (a) recognize in its statement of financial position an asset or an obligation for a defined benefit postretirement plan's funded status, (b) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the years in which the changes occur. We adopted the recognition and related disclosure provisions of Statement 158 effective December 31, 2006. The measurement date provision of Statement 158 is effective at the end of 2008. Since we use a December 31 measurement date, this provision of Statement 158 will not have an impact on our results of operations or financial condition.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. We adopted Statement 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, FASB Staff Position FAS 157-2 delayed the effective date of Statement 157 to the beginning of 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of Statement 157 for our nonfinancial assets and nonfinancial liabilities to have a significant impact on our future results of operations or financial condition.

(C)   RESTRUCTURING EXPENSE

      In 2007, we implemented a plan to outsource our remaining e-commerce and catalog businesses, to sell the assets related to our Los Angeles production facility and to eliminate office space obtained as part of the acquisition of Club Jenna, Inc. and related companies, or Club Jenna. As a result of this restructuring plan, we recorded a reserve of $0.4 million for costs associated with a workforce reduction of 28 employees. During the quarter ended March 31, 2008, as part of this restructuring plan, we recorded an additional reserve of $0.6 million for contract termination fees and expenses related to the 2007 workforce reduction.

      During the quarter ended March 31, 2008, we made cash payments of $0.4 million related to prior years' restructuring plans. Approximately $12.9 million of the total costs of our prior years' restructuring plans was paid through March 31, 2008, with the remaining $0.7 million to be paid during 2008.

      The following table sets forth the activity and balances of our restructuring reserves, which are included in "Accrued salaries, wages and employee benefits" and "Other liabilities and accrued expenses" on our Consolidated Balance Sheets (in thousands):

                                                        Consolidation
                                                        of Facilities
                                            Workforce             and
                                            Reduction      Operations     Total
-------------------------------------------------------------------------------
Balance at December 31, 2006                $     430      $      268   $   698
Reserve recorded                                  429              --       429
Adjustments to previous estimates                  43             (27)       16
Cash payments                                    (473)           (127)     (600)
-------------------------------------------------------------------------------
Balance at December 31, 2007                      429             114       543
Additional reserve recorded                       149             445       594
Cash payments                                    (294)           (154)     (448)
-------------------------------------------------------------------------------
Balance at March 31, 2008                   $     284      $      405   $   689
===============================================================================

(D)   EARNINGS (LOSS) PER COMMON SHARE

      The following table sets forth the computations of basic and diluted earnings (loss) per share, or EPS (in thousands, except per share amounts):

                                                              Quarters Ended
                                                                 March 31,
                                                            -------------------
                                                                2008       2007
-------------------------------------------------------------------------------
Numerator:
   For basic and diluted EPS - net income (loss)            $ (3,135)  $  1,474
===============================================================================

Denominator:
   For basic EPS - weighted average shares                    33,275     33,230
   Effect of dilutive potential common shares:
      Employee stock options and other                            --         39
-------------------------------------------------------------------------------
         Dilutive potential common shares                         --         39
-------------------------------------------------------------------------------
   For diluted EPS - weighted average shares                  33,275     33,269
===============================================================================

Basic and diluted earnings (loss) per common share          $  (0.09)  $   0.04
===============================================================================

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

                                                               Quarters Ended
                                                                 March 31,
                                                            -------------------
                                                                2008       2007
-------------------------------------------------------------------------------
Stock options                                                  3,546      3,166
Convertible notes                                              6,758      6,758
-------------------------------------------------------------------------------
Total                                                         10,304      9,924
===============================================================================

(E)   INVENTORIES

      On January 15, 2008, we signed an agreement to outsource our Playboy and BUNNYshop e-commerce and catalog businesses to eFashion Solutions, LLC, or eFashion. As part of this agreement, we sold all remaining inventory related to these businesses to eFashion.

      The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

                                                            Mar. 31,   Dec. 31,
                                                                2008       2007
-------------------------------------------------------------------------------
Paper                                                       $  3,185   $  2,948
Editorial and other prepublication costs                       5,484      5,518
Merchandise finished goods                                       543      2,897
-------------------------------------------------------------------------------
Total                                                       $  9,212   $ 11,363
===============================================================================

(F)   INCOME TAXES

      Our income tax provision consists primarily of foreign income tax, which relates to our international television networks and withholding tax on licensing income, for which we do not receive a current U.S. income tax benefit due to our net operating loss, or NOL, position. Our income tax provision also includes deferred federal and state income taxes related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities.

      We utilize the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, we have concluded that a full valuation allowance should be recorded for such jurisdictions.

      At March 31, 2008 and December 31, 2007, we had unrecognized tax benefits of $8.0 million; we do not expect this amount to change significantly over the next 12 months. Due to the impact of deferred income tax accounting, the disallowance would not affect the effective income tax rate nor would it accelerate the payment of cash to the taxing authority to an earlier period.

      Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

      We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In addition, for all tax years prior to 2004 generating an NOL, tax authorities can adjust the amount of the NOL. In our international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2002 and subsequent years.

(G)   FAIR VALUE MEASUREMENT

      As discussed in Note (B), Recently Issued Accounting Standards, we adopted Statement 157 on January 1, 2008 for our financial assets and financial liabilities. Statement 157 requires enhanced disclosures about assets and liabilities measured at fair value. Our financial assets primarily relate to our marketable securities and investments. Our financial liabilities primarily relate to our derivative instruments to hedge the variability of cash flows to be received related to forecasted royalty payments denominated in the yen and the euro.

      We utilize the market approach to measure fair value for our financial assets and financial liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

      Statement 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

   o Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.

   o Level 2: Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.

   o Level 3: Inputs that are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

      The following table sets forth our financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2008 (in thousands):

                                                                           Quoted Prices in                            Significant
                                                                         Active Markets for    Significant Other      Unobservable
                                                     Total Fair Value      Identical Assets    Observable Inputs            Inputs
                                                          Measurement             (Level 1)            (Level 2)         (Level 3)
----------------------------------------------------------------------------------------------------------------------------------
Marketable securities and investments                 $        10,898        $        6,393       $         4,505(1)  $         --
Derivative liabilities                                $          (446)       $           --       $          (446)    $         --
----------------------------------------------------------------------------------------------------------------------------------

(1) In December 2007, we purchased an investment in an enhanced cash portfolio as a marketable security for $7.7 million. At December 31, 2007, due to adverse market conditions, we determined that the market value of this investment was other-than-temporarily impaired, and we recorded a charge of $0.1 million in "Other, net" on our Consolidated Statements of Operations. Through March 31, 2008, we have received four distributions from the investment, which is being liquidated, at an average net asset value of 98.63%, resulting in a cumulative realized loss of $42 thousand. During the quarter ended March 31, 2008, we recorded an additional $0.1 million of unrealized losses. At March 31, 2008, our remaining balance in this investment was $4.5 million.

(H)   CONTINGENCIES

      In 2006, we acquired Club Jenna, a multimedia adult entertainment business, to complement our existing television, online and DVD businesses. We paid $7.7 million at closing and $1.6 million in 2007 with additional payments of $1.7 million, $2.3 million and $4.3 million required in 2008, 2009 and 2010, respectively. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on sales of existing content of the acquired business over a ten-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price. No earnout payments have been made through March 31, 2008.

      In 2005, we acquired an affiliate network of websites to complement our existing online business. We paid $8.0 million at closing and $2.0 million in each of 2006 and 2007. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments over the five-year period commencing January 1, 2005, based primarily on the financial performance of the acquired business. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price and/or compensation expense. No earnout payments were made during the quarter ended March 31, 2008. During 2007, $0.1 million of earnout payments were made and recorded as additional purchase price.

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

(I)   BENEFIT PLANS

      We currently maintain a practice of paying a separation allowance, which is not funded, under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter. We made cash payments under this policy of $0.2 million and $0.1 million during the quarters ended March 31, 2008 and 2007, respectively.

(J)   STOCK-BASED COMPENSATION

      The following table sets forth stock-based compensation expense related to stock options, restricted stock units, other equity awards and our employee stock purchase plan, or ESPP (in thousands):

                                                              Quarters Ended
                                                                 March 31,
                                                          ---------------------
                                                               2008        2007
-------------------------------------------------------------------------------
Stock options                                             $     464   $    (283)
Restricted stock units                                           61          --
Other equity awards                                              53          42
ESPP                                                              6           7
-------------------------------------------------------------------------------
Total                                                     $     584   $    (234)
===============================================================================

      No stock options or restricted stock units were granted during each of the quarters ended March 31, 2008 and 2007.

      FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, requires that the total amount of compensation expense recognized reflects the number of stock-based awards that actually vest as of the completion of their respective vesting periods. Upon the vesting of certain stock-based awards, we adjusted our stock-based compensation expense to reflect actual versus estimated forfeitures. During the quarters ended March 31, 2008 and 2007, we recorded an unfavorable adjustment of $0.1 million and a favorable adjustment of $1.0 million, respectively, to reflect actual forfeitures for vested stock option grants.

(K)   SEGMENT INFORMATION

      The following table sets forth financial information by reportable segment (in thousands):

                                                              Quarters Ended
                                                                 March 31,
                                                          ---------------------
                                                               2008        2007
-------------------------------------------------------------------------------
Net revenues
Entertainment                                             $  47,914   $  50,858
Publishing                                                   20,131      23,345
Licensing                                                    10,491      11,212
-------------------------------------------------------------------------------
Total                                                     $  78,536   $  85,415
===============================================================================
Income (loss) before income taxes
Entertainment                                             $   2,699   $   4,304
Publishing                                                   (3,168)     (2,396)
Licensing                                                     6,643       7,677
Corporate Administration and Promotion                       (6,099)     (5,700)
Restructuring expense                                          (594)         --
Investment income                                               360         475
Interest expense                                             (1,133)     (1,362)
Amortization of deferred financing fees                         (89)       (134)
Other, net                                                     (517)       (139)
-------------------------------------------------------------------------------
Total                                                     $  (1,898)  $   2,725
===============================================================================

                                                           Mar. 31,    Dec. 31,
                                                               2008        2007
-------------------------------------------------------------------------------
Identifiable assets
Entertainment                                             $ 285,801   $ 287,940
Publishing                                                   31,866      35,320
Licensing                                                    11,388      11,560
Corporate Administration and Promotion                      105,302     110,336
-------------------------------------------------------------------------------
Total                                                     $ 434,357   $ 445,156
===============================================================================

(L)   SUBSEQUENT EVENT

      On April 1, 2008, we completed the sale of the assets related to our Los Angeles production facility to Broadcast Facilities, Inc., or BFI, for $12.0 million. Our need for the facility had significantly decreased since its inception, and we believe that the need for linear network transmission capacity will continue to decrease over the next several years. We recorded a $1.5 million charge on assets held for sale in 2007.

      In connection with the sale of these assets, we entered into an agreement to sublet the entirety of the leased production facility in Los Angeles to BFI for a period equal to the remaining term of our lease. BFI has agreed to assume all of our liabilities and obligations under the existing lease of the facility as a part of the sublease and has provided a letter of credit in the amount of $5.0 million to secure the performance of its obligations under the sublease.

      Also in connection with the sale of these assets, we have assigned our rights and obligations under our four domestic transponder agreements to BFI and entered into a services agreement under which BFI is providing us with certain satellite transmission and other related services (including compression, uplink and playback) for our standard definition cable channels. If we launch high definition cable channels during the term of the services agreement, BFI will also provide such services for these channels. BFI is also providing us with a dedicated radio studio, office space and, upon our request, certain optional services. The agreement includes other terms and conditions which are standard for an agreement of this nature and continues for an initial term of five years. After the initial term, we may renew the agreement for an additional three-year term on substantially the same terms and conditions.

      The foregoing description of the terms of the sublease and services agreements is a summary and by its nature is incomplete. For further information regarding the terms and conditions of these agreements, reference is made to the text of the agreements, which will be filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This  discussion   should  be  read  in  conjunction  with  the  Condensed
Consolidated Financial Statements and accompanying notes in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

RESULTS OF OPERATIONS

      The following table sets forth our results of operations (in millions, except per share amounts):

                                                              Quarters Ended
                                                                 March 31,
                                                          ---------------------
                                                               2008        2007
-------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV                                            $    16.5   $    19.7
   International TV                                            14.7        13.8
   Online/mobile                                               15.2        15.7
   Other                                                        1.5         1.7
-------------------------------------------------------------------------------
   Total Entertainment                                         47.9        50.9
-------------------------------------------------------------------------------
Publishing
   Domestic magazine                                           16.1        19.1
   International magazine                                       2.1         1.9
   Special editions and other                                   1.9         2.3
-------------------------------------------------------------------------------
   Total Publishing                                            20.1        23.3
-------------------------------------------------------------------------------
Licensing
   Consumer products                                            9.2         8.7
   Location-based entertainment                                 0.9         0.9
   Marketing events                                             0.2         0.3
   Other                                                        0.2         1.3
-------------------------------------------------------------------------------
   Total Licensing                                             10.5        11.2
-------------------------------------------------------------------------------
Total net revenues                                        $    78.5   $    85.4
===============================================================================

Net income (loss)
Entertainment
   Before programming amortization and online content
     expenses                                             $    12.5   $    14.5
   Programming amortization and online content expenses        (9.8)      (10.2)
-------------------------------------------------------------------------------
   Total Entertainment                                          2.7         4.3
-------------------------------------------------------------------------------
Publishing                                                     (3.2)       (2.4)
-------------------------------------------------------------------------------
Licensing                                                       6.7         7.7
-------------------------------------------------------------------------------
Corporate Administration and Promotion                         (6.1)       (5.7)
-------------------------------------------------------------------------------
Segment income                                                  0.1         3.9
Restructuring expense                                          (0.6)         --
-------------------------------------------------------------------------------
Operating income (loss)                                        (0.5)        3.9
-------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                            0.3         0.5
   Interest expense                                            (1.1)       (1.4)
   Amortization of deferred financing fees                     (0.1)       (0.1)
   Other, net                                                  (0.5)       (0.2)
-------------------------------------------------------------------------------
Total nonoperating expense                                     (1.4)       (1.2)
-------------------------------------------------------------------------------
Income (loss) before income taxes                              (1.9)        2.7
Income tax expense                                             (1.2)       (1.2)
-------------------------------------------------------------------------------
Net income (loss)                                         $    (3.1)  $     1.5
-------------------------------------------------------------------------------
Basic and diluted earnings (loss) per common share        $   (0.09)  $    0.04
===============================================================================

      Revenues decreased $6.9 million, or 8%, compared to the prior year quarter largely due to lower domestic TV and domestic magazine revenues combined with the impact of an opportunistic sale of original artwork in the prior year quarter.

      Segment income decreased $3.8 million, or 98%, compared to the prior year quarter due to lower results from each of our groups, primarily due to the lower revenues discussed above.

      Operating results decreased $4.4 million compared to the prior year quarter due to the lower segment income previously discussed, coupled with $0.6 million of restructuring expense in the current year quarter.

      Net loss for the current year quarter was $3.1 million compared to net income of $1.5 million in the prior year quarter. This decrease is primarily due to the lower operating results previously discussed.

ENTERTAINMENT GROUP

      The following discussion focuses on the revenues and profit contribution before programming amortization and online content expenses of each of our Entertainment Group businesses.

      Revenues from our domestic TV networks decreased $3.2 million, or 16%, compared to the prior year quarter primarily due to the impact of an unfavorable variance related to previously estimated revenues in the current year quarter compared to a favorable variance in the prior year quarter. Additionally, Playboy TV monthly subscription revenues increased for the current year quarter, but were more than offset by lower pay-per-view revenues reflecting continued consumer migration from linear networks to the more competitive video-on-demand platform. Profit contribution decreased $2.3 million compared to the prior year quarter as lower expenses partially offset the revenue decline.

      International TV revenues increased $0.9 million, or 6%, and profit contribution increased $1.5 million compared to the prior year quarter primarily due to growth in our European networks. A decrease in costs from our U.K. networks also had a favorable impact on profit contribution in the current year quarter.

      Online/mobile revenues decreased $0.5 million, or 3%, and profit contribution decreased $1.8 million compared to the prior year quarter. This business is in transition and is expected to have lower revenues and profit contribution during this time. Additionally, our Playboy and BUNNYshop e-commerce and catalog businesses have been outsourced to eFashion Solutions, LLC, which will start negatively impacting revenues and positively impacting profit contribution.

      Revenues from other businesses decreased $0.2 million, or 7%. Profit contribution increased $0.9 million compared to the prior year quarter primarily due to a legal settlement recorded in the prior year quarter.

      The group's administrative expenses increased $0.3 million, or 7%, compared to the prior year quarter.

      Programming amortization and online content expenses decreased $0.4 million, or 4%, compared to the prior year quarter.

      Segment income for the group decreased $1.6 million, or 37%, compared to the prior year quarter due to the results previously discussed.

PUBLISHING GROUP

      Domestic magazine revenues decreased $3.0 million, or 16%, compared to the prior year quarter. Subscription revenues decreased $0.8 million, or 7%, primarily due to 5% fewer copies served in the current year quarter. Newsstand revenues decreased $0.4 million, or 16%, primarily due to 20% fewer copies sold. As previously announced, advertising revenues decreased $1.9 million, or 32%, due to a 22% decrease in average net revenue per page, largely due to our lower rate base effective with the January 2008 issue, combined with 12% fewer advertising pages, due in part to the loss of a major advertiser. Advertising sales for the 2008 second quarter magazine issues are closed, and we expect to report approximately 10% lower advertising revenues and 5% fewer advertising pages compared to the 2007 second quarter.

      On a combined basis, Playboy print and online advertising revenues decreased $1.9 million, or 30%, compared to the prior year quarter.

      International magazine revenues increased $0.2 million, or 11%, compared to the prior year quarter.

      Special editions and other revenues decreased $0.4 million, or 16%, compared to the prior year quarter due mainly to special editions, the result of 14% fewer newsstand copies sold, partially offset by the impact of a $1.00 cover price increase effective with the July 2007 issues.

      Segment loss for the group increased $0.8 million, or 32%, compared to the prior year quarter. Lower manufacturing costs due to printing fewer copies and pages per issue, lower editorial costs and lower post-employment benefit costs largely offset the revenue decline and severance expense in the current year quarter.

LICENSING GROUP

      Licensing Group revenues decreased $0.7 million, or 6%, compared to the prior year quarter. International consumer products royalties were 10% higher but the prior year quarter was favorably impacted by a $1.3 million opportunistic sale of original art.

      The group's segment income decreased $1.0 million, or 13%, compared to the prior year quarter primarily due to these decreased revenues.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses increased $0.4 million, or 7%, compared to the prior year quarter.

RESTRUCTURING EXPENSE

      In 2007, we implemented a plan to outsource our remaining e-commerce and catalog businesses, to sell the assets related to our Los Angeles production facility and to eliminate office space obtained as part of the acquisition of Club Jenna, Inc. and related companies. As a result of this restructuring plan, we recorded a reserve of $0.4 million for costs associated with a workforce reduction of 28 employees. During the quarter ended March 31, 2008, as part of this restructuring plan, we recorded an additional reserve of $0.6 million for contract termination fees and expenses related to the 2007 workforce reduction.

      During the quarter ended March 31, 2008, we made cash payments of $0.4 million related to prior years' restructuring plans. Approximately $12.9 million of the total costs of our prior years' restructuring plans was paid through March 31, 2008, with the remaining $0.7 million to be paid during 2008.

INCOME TAX EXPENSE

      Income tax expense of $1.2 million for the current year quarter was flat compared to the prior year quarter.

      Our effective income tax rate differs from the U.S. statutory rate. Our income tax provision consists of foreign income tax, which relates to our international television networks and withholding tax on licensing income, for which we do not receive a current U.S. income tax benefit due to our net operating loss position. Our income tax provision also includes deferred federal and state income taxes related to the amortization of goodwill and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2008, we had $17.7 million in cash and cash equivalents compared to $20.6 million in cash and cash equivalents at December 31, 2007. During the quarter ended March 31, 2008, we sold our $6.0 million of auction rate securities, or ARS, which were included in marketable securities and short-term investments at December 31, 2007. Total financing obligations were $115.0 million at both March 31, 2008 and December 31, 2007.

      At March 31, 2008, cash generated from our operating activities, existing cash and cash equivalents and marketable securities and short-term investments were fulfilling our liquidity requirements. We also have a $50.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both. At March 31, 2008, there were no borrowings under this facility and $10.6 million in letters of credit outstanding, resulting in $39.4 million of available borrowings.

DERIVATIVE INSTRUMENTS

      We hedge the variability of cash flows we expect to receive related to royalty payments denominated in the yen and the euro with derivative instruments. These royalties are hedged with forward contracts for periods not exceeding 12 months. The fair value and carrying value of our forward contracts are not material. For the quarter ended March 31, 2008, hedges deemed to be ineffective due to us not being able to exactly match the settlement date of the hedges to the receipt of these royalty payments resulted in losses of $0.4 million, which were recorded as "Other, net" on the Consolidated Statements of Operations and Comprehensive Income (Loss).

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used for operating activities for the quarter ended March 31, 2008 was $1.5 million, compared to net cash provided by operating activities of $7.4 million in the prior year quarter. This decrease was primarily due to the previously discussed operating results combined with decreases in accounts payable and accrued salaries, wages and employee benefits, partially offset by decreases in prepaid expenses and other current assets and entertainment programming investments.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used for investing activities for the quarter ended March 31, 2008 was $1.5 million, a decrease of $7.3 million compared to the prior year quarter. This decrease reflected net proceeds from sales of investments of $8.1 million, primarily reflecting the sale of our ARS and a portion of our investment in an enhanced cash portfolio, and additions of $6.8 million related to the April 1, 2008 sale of assets related to our Los Angeles production facility during the current year quarter, compared to net purchases of investments of $6.2 million in the prior year quarter.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities of $0.2 million for the quarter ended March 31, 2008 was flat compared to the prior year quarter.

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS

      The positive effects of foreign currency exchange rates on cash and cash equivalents during the current year and prior year quarter of $0.2 million and $0.1 million, respectively, were due to the weakening of the U.S. dollar against certain foreign currencies.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In March 2008, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, or Statement 161. Statement 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. We are required to adopt Statement 161 at the beginning of 2009. Since Statement 161 impacts our disclosure but not our accounting treatment for derivative instruments and related hedged items, our adoption of Statement 161 will not impact our results of operations or financial condition.

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

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R), or Statement 158. Statement 158 requires an entity to (a) recognize in its statement of financial position an asset or an obligation for a defined benefit postretirement plan's funded status, (b) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. We adopted the recognition and related disclosure provisions of Statement 158 effective December 31, 2006. The measurement date provision of Statement 158 is effective at the end of 2008. Since we use a December 31 measurement date, this provision of Statement 158 will not have an impact on our results of operations or financial condition.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. We adopted Statement 157 on January 1, 2008, as required for our financial assets and financial liabilities. However, FASB Staff Position FAS 157-2 delayed the effective date of Statement 157 to the beginning of 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of Statement 157 for our nonfinancial assets and nonfinancial liabilities to have a significant impact on our future results of operations or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to certain market risks, including changes in foreign currency exchange rates. There was no material change in our exposure to such fluctuations during the quarter ended March 31, 2008. Information regarding market risks as of December 31, 2007 is contained in Item 7A. "Quantitative And Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

      At March 31, 2008, we did not have any floating interest rate exposure. As of that date, all of our outstanding debt consisted of 3.00% convertible senior subordinated notes due 2025, or convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes is influenced by changes in market interest rates, the share price of our Class B common stock and our credit quality. At March 31, 2008, the convertible notes had an implied fair value of $99.1 million.

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

      On April 12, 2004, J. Roger Faherty, or Faherty, filed suit in the United States District Court for the Southern District of New York against Spice Entertainment Companies, or Spice, Playboy Enterprises, Inc., or Playboy, Playboy Enterprises International, Inc., or PEII, D. Keith Howington, Anne Howington and Logix Development Corporation, or Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice with respect to defense costs and liabilities incurred by Faherty in the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or the Logix litigation. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22.5 million in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. Faherty filed post-trial motions for a judgment notwithstanding the verdict and a new trial, but these motions were both denied on or about September 21, 2004. On October 20, 2004, Faherty filed a notice of appeal from the verdict. As a result of rulings by the California Court of Appeal and the California Supreme Court as recently as February 13, 2008, Logix' recovery against Faherty has been reduced significantly, although certain portions of the case have been set for a retrial. In light of these rulings, however, when coupled with any offset as a result of the settlement of the Logix litigation, any ultimate net recovery by Logix against Faherty will be severely reduced and might be entirely eliminated. In consideration of this appeal, Faherty and Playboy have agreed to continue a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York through the end of June 2008. In the event Faherty's indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with Statement 5, no liability has been accrued.

ITEM 1A. RISK FACTORS

      There have been no material changes to our Risk Factors as contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 6.  EXHIBITS

Exhibit Number                         Description
--------------                         -----------

10.1* Amendment, effective March 31, 2008, to Affiliation Agreement, dated July 8, 2004, between Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc., and Time Warner Cable Inc.

10.2* Content License, Marketing and Sales Agreement, dated January 15, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC

10.3*    First  Amendment,  effective  February 2, 2008, to the Content License,
         Marketing  and  Sales  Agreement,   dated  January  15,  2008,  between
         Playboy.com, Inc. and eFashion Solutions, LLC

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

                                     PLAYBOY ENTERPRISES, INC.
                                     -------------------------
                                            (Registrant)

Date: May 9, 2008                    By /s/ Linda Havard
                                        ----------------
                                        Linda G. Havard
                                        Executive Vice President,
                                        Finance and Operations,
                                        and Chief Financial Officer
                                        (Authorized Officer and
                                        Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                    Description
--------------                    -----------

10.1* Amendment, effective March 31, 2008, to Affiliation Agreement, dated July 8, 2004, between Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc., and Time Warner Cable Inc.

10.2* Content License, Marketing and Sales Agreement, dated January 15, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC

10.3*    First  Amendment,  effective  February 2, 2008, to the Content License,
         Marketing  and  Sales  Agreement,   dated  January  15,  2008,  between
         Playboy.com, Inc. and eFashion Solutions, LLC

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