Form 10-Q
period 2008-06-30
PLAYBOY ENTERPRISES INC
filed 2008-08-08
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

Large accelerated filer [ ]    Accelerated filer [X]    Non-accelerated filer [ ]     Smaller reporting company [ ]
                                                       (Do not check if a smaller
                                                           reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

At July 31, 2008, there were 4,864,102 shares of Class A common stock and 28,452,590 shares of Class B common stock outstanding.

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

(2) Risks associated with our foreign sales and operations, including market acceptance and demand for our products and the products of our licensees and partners;

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

(16) Any charges or costs we incur in connection with restructuring measures we may undertake in the future;

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

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.    Financial Statements

              Consolidated Statements of Operations and Comprehensive
              Income (Loss) for the Quarters Ended June 30, 2008 and
              2007 (Unaudited)                                                 5

              Consolidated Statements of Operations and  Comprehensive
              Income (Loss) for the Six Months Ended June 30, 2008 and
              2007 (Unaudited)                                                 6

              Consolidated Balance Sheets at June 30, 2008 (Unaudited)
              and December 31, 2007                                            7

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2008 and 2007 (Unaudited)              8

              Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                      9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         22

Item 4.    Controls and Procedures                                            22

                                     PART II
                                OTHER INFORMATION

Item 1.    Legal Proceedings                                                  24

Item 1A.   Risk Factors                                                       25

Item 4.    Submissions of Matters to a Vote of Security Holders               25

Item 6.    Exhibits                                                           26

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

                                                              2008         2007
-------------------------------------------------------------------------------
Net revenues                                             $  73,378    $  85,652
-------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                           (60,125)     (67,560)
   Selling and administrative expenses                     (13,522)     (14,129)
   Restructuring expense                                        36         (110)
   Impairment charge on assets held for sale                  (103)           -
-------------------------------------------------------------------------------
Total costs and expenses                                   (73,714)     (81,799)
-------------------------------------------------------------------------------
Operating income (loss)                                       (336)       3,853
-------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                           296          623
   Interest expense                                         (1,123)      (1,204)
   Amortization of deferred financing fees                     (89)        (134)
   Other, net                                                  175         (168)
-------------------------------------------------------------------------------
Total nonoperating expense                                    (741)        (883)
-------------------------------------------------------------------------------
Income (loss) before income taxes                           (1,077)       2,970
Income tax expense                                          (1,031)      (1,059)
-------------------------------------------------------------------------------
Net income (loss)                                        $  (2,108)   $   1,911
===============================================================================

Other comprehensive income (loss)
   Unrealized gain (loss) on marketable securities             (72)          96
   Unrealized gain on derivatives                                -           47
   Foreign currency translation loss                          (201)        (108)
-------------------------------------------------------------------------------
Total other comprehensive income (loss)                       (273)          35
-------------------------------------------------------------------------------
Comprehensive income (loss)                              $  (2,381)   $   1,946
===============================================================================

Weighted average number of common shares outstanding
   Basic                                                    33,300       33,243
===============================================================================
   Diluted                                                  33,300       33,272
===============================================================================

Basic and diluted earnings (loss) per common share       $   (0.06)   $    0.06
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

                                                              2008         2007
-------------------------------------------------------------------------------
Net revenues                                             $ 151,914    $ 171,067
-------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                          (123,881)    (135,460)
   Selling and administrative expenses                     (28,227)     (27,759)
   Restructuring expense                                      (558)        (110)
   Impairment charge on assets held for sale                  (103)           -
-------------------------------------------------------------------------------
Total costs and expenses                                  (152,769)    (163,329)
-------------------------------------------------------------------------------
Operating income (loss)                                       (855)       7,738
-------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                           656        1,098
   Interest expense                                         (2,256)      (2,566)
   Amortization of deferred financing fees                    (178)        (268)
   Other, net                                                 (342)        (307)
-------------------------------------------------------------------------------
Total nonoperating expense                                  (2,120)      (2,043)
-------------------------------------------------------------------------------
Income (loss) before income taxes                           (2,975)       5,695
Income tax expense                                          (2,268)      (2,310)
-------------------------------------------------------------------------------
Net income (loss)                                        $  (5,243)   $   3,385
===============================================================================

Other comprehensive income (loss)
   Unrealized gain (loss) on marketable securities            (542)         153
   Unrealized gain on derivatives                               78           36
   Foreign currency translation gain (loss)                    182         (285)
-------------------------------------------------------------------------------
Total other comprehensive loss                                (282)         (96)
-------------------------------------------------------------------------------
Comprehensive income (loss)                              $  (5,525)   $   3,289
===============================================================================

Weighted average number of common shares outstanding
   Basic                                                    33,287       33,236
===============================================================================
   Diluted                                                  33,287       33,271
===============================================================================

Basic and diluted earnings (loss) per common share       $   (0.16)   $    0.10
===============================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PLAYBOY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                       (Unaudited)
                                                          June 30,     Dec. 31,
                                                              2008         2007
-------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                $  25,615    $  20,603
Marketable securities and short-term investments             3,553       12,952
Receivables, net of allowance for doubtful accounts
   of $3,669 and $3,627, respectively                       44,735       51,139
Receivables from related parties                             2,957        1,704
Inventories                                                  9,366       11,363
Deferred subscription acquisition costs                      8,194        8,686
Deferred tax asset                                           1,320        1,320
Assets held for sale                                             -        4,706
Prepaid expenses and other current assets                    9,482       13,402
-------------------------------------------------------------------------------
   Total current assets                                    105,222      125,875
-------------------------------------------------------------------------------
Long-term investments                                        6,431        6,556
Property and equipment, net                                 18,190       14,665
Long-term receivables                                        2,795        2,795
Programming costs, net                                      54,243       54,926
Goodwill                                                   133,585      133,570
Trademarks                                                  66,107       65,437
Distribution agreements, net of accumulated
   amortization of $5,465 and $4,803, respectively          27,675       28,337
Deferred tax asset                                           1,206        1,206
Other noncurrent assets                                     11,294       11,789
-------------------------------------------------------------------------------
Total assets                                             $ 426,748    $ 445,156
===============================================================================

Liabilities
Acquisition liabilities                                  $   2,670    $   2,134
Accounts payable                                            31,725       37,842
Accrued salaries, wages and employee benefits                4,157        8,304
Deferred revenues                                           42,093       43,955
Deferred tax liability                                       1,490        1,490
Other liabilities and accrued expenses                      13,603       14,269
-------------------------------------------------------------------------------
   Total current liabilities                                95,738      107,994
-------------------------------------------------------------------------------
Financing obligations                                      115,000      115,000
Acquisition liabilities                                      5,656        7,936
Deferred tax liability                                      19,467       18,604
Other noncurrent liabilities                                24,439       24,305
-------------------------------------------------------------------------------
   Total liabilities                                       260,300      273,839
-------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized;
      4,864,102 issued                                          49           49
   Class B nonvoting - 75,000,000 shares authorized;
      28,825,478 and 28,784,079 issued, respectively           288          288
Capital in excess of par value                             230,489      229,833
Accumulated deficit                                        (58,009)     (52,766)
Treasury stock, at cost - 381,971 shares                    (5,000)      (5,000)
Accumulated other comprehensive loss                        (1,369)      (1,087)
-------------------------------------------------------------------------------
   Total shareholders' equity                              166,448      171,317
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity               $ 426,748    $ 445,156
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

                            PLAYBOY ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the Six Months Ended June 30 (Unaudited)
                                 (In thousands)

                                                              2008         2007
-------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                        $  (5,243)   $   3,385
Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
   Depreciation of property and equipment                    2,192        2,232
   Amortization of intangible assets                         1,130        1,158
   Amortization of investments in entertainment
      programming                                           16,333       17,444
   Amortization of deferred financing fees                     178          268
   Stock-based compensation                                    450          359
   Impairment charge on assets held for sale                   103            -
   Deferred income taxes                                       863          838
   Net change in operating assets and liabilities           (1,502)       8,218
   Investments in entertainment programming                (15,964)     (17,627)
   Other, net                                                  125          301
-------------------------------------------------------------------------------
Net cash provided by (used for) operating activities        (1,335)      16,576
-------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                                      (60)        (105)
Purchases of investments                                      (588)      (6,384)
Proceeds from sales of investments                           9,511            -
Additions to assets held for sale                           (6,920)           -
Proceeds from assets held for sale                          12,000            -
Additions to property and equipment                         (5,741)      (5,030)
-------------------------------------------------------------------------------
Net cash provided by (used for) investing activities         8,202      (11,519)
-------------------------------------------------------------------------------
Cash flows from financing activities
Payments of acquisition liabilities                         (2,200)      (5,669)
Proceeds from stock-based compensation                          67           82
-------------------------------------------------------------------------------
Net cash used for financing activities                      (2,133)      (5,587)
-------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash
   equivalents                                                 278          173
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         5,012         (357)
Cash and cash equivalents at beginning of period            20,603       26,748
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $  25,615    $  26,391
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

(B)   RECENTLY ISSUED ACCOUNTING STANDARDS

      In May 2008, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, or Statement 162. Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. Statement 162 becomes effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of Statement 162 to impact our future results of operations or financial condition.

      In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are required to adopt FSP APB 14-1 at the beginning of 2009 and apply FSP APB 14-1 retrospectively to all periods presented. We are currently evaluating the impact of adopting FSP APB 14-1 on our results of operations and financial condition.

      In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. We are required to adopt FSP FAS 142-3 prospectively for intangible assets acquired on or after January 1, 2009. Intangible assets acquired prior to January 1, 2009 are not affected by the adoption of FSP FAS 142-3.

      In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, or Statement 161. Statement 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. We are required to adopt Statement 161 at the beginning of 2009. Since Statement 161 impacts our disclosure but not our accounting treatment for derivative instruments and related hedged items, our adoption of Statement 161 will not impact our results of operations or financial condition.

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

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R), or Statement 158. Statement 158 requires an entity to (a) recognize in its statement of financial position an asset or an obligation for a defined benefit postretirement plan's funded status, (b) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the years in which the changes occur. We adopted the recognition and related disclosure provisions of Statement 158 effective December 31, 2006. The measurement date provision of Statement 158 is effective at the end of 2008. Since we use a December 31 measurement date, this provision of Statement 158 will not have an impact on our future results of operations or financial condition.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. We adopted Statement 157 on January 1, 2008, as required for our financial assets and liabilities. However, FASB Staff Position FAS 157-2 delayed the effective date of Statement 157 to the beginning of 2009 for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of Statement 157 for our nonfinancial assets and liabilities to have a significant impact on our future results of operations or financial condition.

(C)   SALE OF ASSETS

      In April 2008, we completed the sale of assets related to our Los Angeles production facility to Broadcast Facilities, Inc., or BFI, for $12.0 million. Our use of the facility for productions had significantly decreased since its inception, and we believe that our need for linear network transmission capacity will decrease over the next several years. We recorded a $0.1 million unfavorable adjustment in the current year quarter related to the $1.5 million charge on assets held for sale recorded in the prior year.

      In connection with the sale of these assets, we entered into an agreement to sublet the entirety of the leased production facility to BFI for a period equal to the remaining term of our lease. BFI assumed all of our liabilities and obligations under the existing facility lease as a part of the sublease and provided a letter of credit in the amount of $5.0 million to secure the performance of its obligations under the sublease.

      Also in connection with the sale of these assets, we assigned our rights and obligations under our four domestic transponder agreements to BFI and entered into a services agreement under which BFI is providing us with certain satellite transmission and other related services (including compression, uplink and playback) for our standard definition cable channels. If we launch high definition cable channels during the term of the services agreement, BFI will also provide such services for these channels. BFI is also providing us with a dedicated radio studio and office space. The agreement includes other terms and conditions which are standard for an agreement of this nature and continues for an initial term of five years, after which we may renew the agreement for an additional three-year term on substantially the same terms and conditions.

(D)   RESTRUCTURING EXPENSE

      In 2007, we implemented a plan to outsource our e-commerce and catalog businesses, to sell the assets related to our Los Angeles production facility and to eliminate office space obtained in the acquisition of Club Jenna, Inc. and related companies, or Club Jenna. As a result of this restructuring plan, we recorded a reserve of $0.4 million for costs associated with a workforce reduction of 28 employees. During the six-month period ended June 30, 2008, as part of this restructuring plan, we recorded an additional reserve of $0.6 million for contract termination fees and expenses related to the 2007 workforce reduction.

      During the six-month period ended June 30, 2008, we made cash payments of $0.9 million related to prior years' restructuring plans. Approximately $13.4 million of the total costs of our prior years' restructuring plans was paid through June 30, 2008, with the remaining $0.2 million to be paid during 2008.

      The following table sets forth the activity and balances of our restructuring reserves, which are included in "Accrued salaries, wages and employee benefits" and "Other liabilities and accrued expenses" on our Consolidated Balance Sheets (in thousands):

                                                  Consolidation
                                                  of Facilities
                                      Workforce             and
                                      Reduction      Operations           Total
-------------------------------------------------------------------------------
Balance at December 31, 2006          $     430       $     268       $     698
Reserve recorded                            429               -             429
Adjustments to previous estimates            43             (27)             16
Cash payments                              (473)           (127)           (600)
-------------------------------------------------------------------------------
Balance at December 31, 2007                429             114             543
Additional reserve recorded                 149             445             594
Adjustments to previous estimates           (36)              -             (36)
Cash payments                              (473)           (460)           (933)
-------------------------------------------------------------------------------
Balance at June 30, 2008              $      69       $      99       $     168
===============================================================================

(E)   EARNINGS (LOSS) PER COMMON SHARE

      The following table sets forth the computations of basic and diluted earnings (loss) per share, or EPS (in thousands, except per share amounts):

                                                   Quarters Ended           Six Months Ended
                                                       June 30,                  June 30,
                                              ------------------------   ------------------------
                                                    2008          2007         2008          2007
-------------------------------------------------------------------------------------------------
Numerator:
For basic and diluted EPS - net
   income (loss)                              $   (2,108)   $    1,911   $   (5,243)   $    3,385
=================================================================================================

Denominator:
For basic EPS - weighted average shares           33,300        33,243       33,287        33,236
Effect of dilutive potential common shares:
   Employee stock options and other                    -            29            -            35
-------------------------------------------------------------------------------------------------
      Dilutive potential common shares                 -            29            -            35
-------------------------------------------------------------------------------------------------
For diluted EPS - weighted average shares         33,300        33,272       33,287        33,271
=================================================================================================

Basic and diluted earnings (loss) per
   common share                               $    (0.06)   $     0.06   $    (0.16)   $     0.10
=================================================================================================

      The following table sets forth the number of shares related to outstanding options to purchase our Class B common stock, or Class B stock, and the potential number of shares of Class B stock contingently issuable under our 3.00% convertible senior subordinated notes due 2025, or convertible notes. These shares were not included in the computations of diluted EPS for the quarters and six-month periods ended June 30, 2008 and 2007, as their inclusion would have been antidilutive (in thousands):

                                Quarters Ended               Six Months Ended
                                    June 30,                      June 30,
                             ---------------------         ---------------------
                               2008           2007           2008           2007
--------------------------------------------------------------------------------
Stock options                 3,702          3,283          3,624          3,220
Convertible notes             6,758          6,758          6,758          6,758
--------------------------------------------------------------------------------
Total                        10,460         10,041         10,382          9,978
================================================================================

(F)   INVENTORIES

      In January 2008, we signed an agreement to outsource our Playboy and BUNNYshop e-commerce and catalog businesses to eFashion Solutions, LLC, or eFashion. As part of this agreement, we sold all remaining inventory related to these businesses to eFashion.

      The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

                                                         June 30,      Dec. 31,
                                                             2008          2007
-------------------------------------------------------------------------------
Paper                                                    $  3,076      $  2,948
Editorial and other prepublication costs                    5,783         5,518
Merchandise finished goods                                    507         2,897
-------------------------------------------------------------------------------
Total                                                    $  9,366      $ 11,363
===============================================================================

(G)   INCOME TAXES

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

      We utilize the liability method of accounting for income taxes as set forth in FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, we have concluded that a full valuation allowance should be recorded for such jurisdictions.

      At June 30, 2008 and December 31, 2007, we had unrecognized tax benefits of $8.0 million and do not expect this amount to change significantly over the next 12 months. Due to the impact of deferred income tax accounting, the disallowance of these benefits would not affect our effective income tax rate nor would it accelerate the payment of cash to the taxing authority to an earlier period.

      Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

      We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In addition, for all tax years prior to 2004 generating an NOL, tax authorities can adjust the NOL amount. In our international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2002 and subsequent years.

(H)   FAIR VALUE MEASUREMENT

      As discussed in Note (B), Recently Issued Accounting Standards, we adopted Statement 157 on January 1, 2008 for our financial assets and liabilities. Statement 157 requires enhanced disclosures about assets and liabilities measured at fair value. Our financial assets primarily relate to marketable securities and investments, while financial liabilities primarily relate to derivative instruments to hedge the variability of forecasted cash receipts related to royalty payments denominated in yen and euro.

      We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

      Statement 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels: Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities; Level 2 - Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data; and Level 3 - Inputs that are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

      The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2008 (in thousands):

                                                               Quoted Prices in                              Significant
                                                             Active Markets for  Significant Other          Unobservable
                                         Total Fair Value      Identical Assets  Observable Inputs                Inputs
                                              Measurement             (Level 1)          (Level 2)             (Level 3)
------------------------------------------------------------------------------------------------------------------------
Marketable securities and investments        $      9,984         $      6,431        $      3,553(1)       $          -
Derivative liabilities                       $       (152)        $          -        $       (152)         $          -
------------------------------------------------------------------------------------------------------------------------

(1) At December 31, 2007, we had $6.9 million in an enhanced cash portfolio included in "Marketable securities and short-term investments" on our Consolidated Balance Sheet. Due to adverse market conditions, we determined that the market value of this investment was other-than-temporarily impaired, and during the fiscal year ended December 31, 2007, we recorded a charge of $0.1 million in "Other, net" on our Consolidated Statements of Operations. Through June 30, 2008, we have received six distributions from the investment, which is being liquidated, at an average net asset value of 98.26%, resulting in a cumulative realized loss of $0.1 million. At June 30, 2008, our remaining balance in this investment was $3.6 million.

(I)   CONTINGENCIES

      We acquired the Club Jenna business in 2006, for which we paid $7.7 million at closing, $1.6 million in 2007 and $1.7 million in 2008 with additional purchase price payments of $2.3 million and $4.3 million due in 2009 and 2010, respectively. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on sales of existing content of the acquired business over a ten-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price. No earnout payments have been made through June 30, 2008.

      In 2005, we made an acquisition of an affiliate network of websites. We paid $8.0 million at closing and $2.0 million in each of 2006 and 2007. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments over the five-year period commencing January 1, 2005, based primarily on the financial performance of the acquired business. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price and/or compensation expense. During each six-month period ended June 30, 2008 and 2007, earnout payments of $0.1 million were made and recorded as additional purchase price.

      In 2002, a $4.4 million verdict was entered against us by a state trial court in Texas in a lawsuit with a former publishing licensee. We terminated the license in 1998 due to the licensee's failure to pay royalties and other amounts due us under the license agreement. We appealed and the Texas State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of plaintiffs' claims and remanded the remaining claims for a new trial. We filed a petition for review with the Texas Supreme Court. On January 25, 2008, the Texas Supreme Court denied our petition for review. On February 8, 2008, we filed a petition for rehearing with the Texas Supreme Court. We posted a bond in the amount of approximately $9.4 million, which represented the amount of the judgment, costs and estimated pre- and post-judgment interest. On May 16, 2008, the Texas Supreme Court denied our motion for rehearing. The posted bond has been canceled and the remaining claims will be retried. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be obtained and have not recorded a liability for this case in accordance with FASB Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

(J)   BENEFIT PLANS

      We maintain a practice of paying a separation allowance, which is not funded, under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter. We made cash payments under this policy of $0.1 million and $0.3 million during the quarter and six-month period ended June 30, 2008, respectively, and $0.1 million and $0.2 million during the quarter and six-month period ended June 30, 2007, respectively.

(K)   STOCK-BASED COMPENSATION

      Upon adoption of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), we began estimating the value of options on the date of grant using the Lattice Binomial model, or the Lattice model. The Lattice model requires extensive analysis of actual exercise and cancellation data and includes a number of complex assumptions related to expected volatility, risk-free interest rate, expected dividends and option exercises and cancellations.

      The following table sets forth the assumptions used for the Lattice model:

                                                Quarters Ended                    Six Months Ended
                                                   June 30,                           June 30,
                                         -----------------------------     ------------------------------
                                                 2008             2007             2008              2007
---------------------------------------------------------------------------------------------------------
Expected volatility                          31% - 41%        25% - 41%        31% - 41%         25% - 41%
Weighted average volatility                        35%              34%              35%               34%
Risk-free interest rate                  1.95% - 5.10%    4.67% - 5.04%    1.95% - 5.10%     4.67% - 5.04%
Expected dividends                                  -                -                -                 -
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

      During the quarter and six-month period ended June 30, 2008, we granted 171,000 stock options, exercisable for shares of our Class B stock, which will vest over a three-year period from the grant date and expire ten years from the grant date. During the quarter and six-month period ended June 30, 2007, we granted 160,000 stock options. During the current year quarter and six-month period, the weighted average expected life for options granted was 6.7 years and during the prior year quarter and six-month period, it was 6.3 years. During the current year quarter and six-month period, the weighted average fair value per share for options granted was $2.45 and during the prior year quarter and six-month period, it was $4.64.

      During the quarter and six-month period ended June 30, 2008, we awarded 270,625 restricted stock units, which provide for the issuance of our Class B stock if certain performance goals are met. Pursuant to the requirements of Statement 123(R), we will establish a measurement date and disclose the grant date fair value and expense for these restricted stock units in the applicable reporting period after the performance goals are approved. During the quarter and six-month period ended June 30, 2007, we granted 250,625 restricted stock units that provide for the issuance of our Class B stock if two-year cumulative operating income target thresholds are met. During the prior year quarter and six-month period, the weighted average grant date fair value for restricted stock units was $10.61. In the quarter ended June 30, 2008, we determined that it was unlikely that the minimum threshold associated with the 2007 grants would be met. Therefore, in the quarter ended June 30, 2008, we reversed $0.6 million of stock-based compensation expense, which included $0.5 million that was recorded in 2007 related to this restricted stock unit grant.

      The following table sets forth stock-based compensation expense related to stock options, restricted stock units, other equity awards and our employee stock purchase plan, or ESPP (in thousands):

                                     Quarters Ended          Six Months Ended
                                        June 30,                 June 30,
                                  ---------------------    --------------------
                                       2008        2007         2008       2007
-------------------------------------------------------------------------------
Stock options                     $     380    $    448    $     844   $    165
Restricted stock units                 (563)         87         (502)        87
Other equity awards                      43          50           96         92
ESPP                                      6           8           12         15
-------------------------------------------------------------------------------
Total                             $    (134)   $    593    $     450   $    359
===============================================================================

      Statement 123(R) requires that the total amount of compensation expense recognized reflect the number of stock-based awards that actually vest as of the completion of their respective vesting periods. Upon the vesting of certain stock-based awards, we adjusted our stock-based compensation expense to reflect actual versus estimated forfeitures. During the six-month periods ended June 30, 2008 and 2007, we recorded an unfavorable adjustment of $0.1 million and a favorable adjustment of $1.0 million, respectively, to reflect actual forfeitures for vested stock option grants.

      The following table sets forth stock option activity for the six-month period ended June 30, 2008:

                                                                       Weighted
                                                                        Average
                                                        Number of      Exercise
                                                           Shares         Price
-------------------------------------------------------------------------------
Outstanding at December 31, 2007                        3,546,250    $    15.60
Granted                                                   171,000          5.72
Canceled                                                  (21,500)        12.71
-----------------------------------------------------------------
Outstanding at June 30, 2008                            3,695,750    $    15.16
===============================================================================

(L)   SEGMENT INFORMATION

      The following table sets forth financial information by reportable segment (in thousands):

                                                            Quarters Ended            Six Months Ended
                                                               June 30,                   June 30,
                                                        -----------------------    -----------------------
                                                              2008         2007          2008         2007
----------------------------------------------------------------------------------------------------------
Net revenues
Entertainment                                           $   41,142    $  51,838    $   89,056   $  102,696
Publishing                                                  20,589       22,658        40,720       46,003
Licensing                                                   11,647       11,156        22,138       22,368
----------------------------------------------------------------------------------------------------------
Total                                                   $   73,378    $  85,652    $  151,914   $  171,067
==========================================================================================================
Income (loss) before income taxes
Entertainment                                           $    1,810    $   7,301    $    4,509   $   11,605
Publishing                                                  (1,954)      (2,273)       (5,122)      (4,669)
Licensing                                                    6,081        5,523        12,724       13,200
Corporate Administration and Promotion                      (6,206)      (6,588)      (12,305)     (12,288)
Restructuring expense                                           36         (110)         (558)        (110)
Impairment charge on assets held for sale                     (103)           -          (103)           -
Investment income                                              296          623           656        1,098
Interest expense                                            (1,123)      (1,204)       (2,256)      (2,566)
Amortization of deferred financing fees                        (89)        (134)         (178)        (268)
Other, net                                                     175         (168)         (342)        (307)
----------------------------------------------------------------------------------------------------------
Total                                                   $   (1,077)   $   2,970    $   (2,975)  $    5,695
==========================================================================================================

                                                                                     June 30,     Dec. 31,
                                                                                         2008         2007
----------------------------------------------------------------------------------------------------------
Identifiable assets
Entertainment                                                                      $  283,879   $  287,940
Publishing                                                                             30,992       35,320
Licensing                                                                              12,488       11,560
Corporate Administration and Promotion                                                 99,389      110,336
----------------------------------------------------------------------------------------------------------
Total                                                                              $  426,748   $  445,156
==========================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This  discussion   should  be  read  in  conjunction  with  the  Condensed
Consolidated Financial Statements and accompanying notes in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

RESULTS OF OPERATIONS (1)

      The following table sets forth our results of operations (in millions, except per share amounts):

                                                                     Quarters Ended            Six Months Ended
                                                                        June 30,                   June 30,
                                                                 -----------------------    -----------------------
                                                                       2008         2007          2008         2007
-------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV                                                   $     14.8    $    21.6    $     31.3   $     41.3
   International TV                                                    13.4         13.7          28.1         27.5
   Online/mobile                                                       11.6         14.8          26.8         30.5
   Other                                                                1.4          1.7           2.9          3.4
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                 41.2         51.8          89.1        102.7
-------------------------------------------------------------------------------------------------------------------
Publishing
   Domestic magazine                                                   16.8         19.0          32.9         38.1
   International magazine                                               1.9          1.8           4.0          3.7
   Special editions and other                                           1.9          1.9           3.8          4.2
-------------------------------------------------------------------------------------------------------------------
   Total Publishing                                                    20.6         22.7          40.7         46.0
-------------------------------------------------------------------------------------------------------------------
Licensing
   Consumer products                                                    8.0          7.5          17.2         16.2
   Location-based entertainment                                         1.3          0.9           2.2          1.8
   Marketing events                                                     2.3          2.3           2.5          2.6
   Other                                                                  -          0.5           0.2          1.8
-------------------------------------------------------------------------------------------------------------------
   Total Licensing                                                     11.6         11.2          22.1         22.4
-------------------------------------------------------------------------------------------------------------------
Total net revenues                                               $     73.4    $    85.7    $    151.9   $    171.1
===================================================================================================================

Net income (loss)
Entertainment
   Before programming amortization and online content expenses   $     11.7    $    17.4    $     24.2   $     31.9
   Programming amortization and online content expenses                (9.9)       (10.1)        (19.7)       (20.3)
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                  1.8          7.3           4.5         11.6
-------------------------------------------------------------------------------------------------------------------
Publishing                                                             (1.9)        (2.3)         (5.1)        (4.7)
-------------------------------------------------------------------------------------------------------------------
Licensing                                                               6.0          5.5          12.7         13.2
-------------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                 (6.2)        (6.6)        (12.3)       (12.3)
-------------------------------------------------------------------------------------------------------------------
Segment income (loss)                                                  (0.3)         3.9          (0.2)         7.8
Restructuring expense                                                     -         (0.1)         (0.6)        (0.1)
Impairment charge on assets held for sale                              (0.1)           -          (0.1)           -
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                (0.4)         3.8          (0.9)         7.7
-------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                    0.4          0.6           0.7          1.1
   Interest expense                                                    (1.2)        (1.1)         (2.3)        (2.5)
   Amortization of deferred financing fees                             (0.1)        (0.2)         (0.2)        (0.3)
   Other, net                                                           0.2         (0.1)         (0.3)        (0.3)
-------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                             (0.7)        (0.8)         (2.1)        (2.0)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                      (1.1)         3.0          (3.0)         5.7
Income tax expense                                                     (1.0)        (1.1)         (2.2)        (2.3)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $     (2.1)   $     1.9    $     (5.2)  $      3.4
-------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings (loss) per common share               $    (0.06)   $    0.06    $    (0.16)  $     0.10
===================================================================================================================

(1) Certain amounts reported for the prior periods have been reclassified to conform to the current year's presentation.

      Revenues decreased $12.3 million, or 14%, for the quarter and $19.2 million, or 11%, for the six-month period largely due to lower domestic TV, online/mobile and domestic magazine revenues.

      Segment results decreased $4.2 million for the quarter and $8.0 million for the six-month period primarily due to lower results from our Entertainment Group largely due to lower revenues. In addition, the quarter and six-month period include the reversals of $1.1 million and $0.5 million, respectively, of variable compensation expense, which were previously accrued in each of the segments.

      Operating results decreased $4.2 million for the quarter and $8.6 million for the six-month period primarily due to the lower segment results previously discussed. Additionally, the current year six-month period reflected $0.6 million of restructuring expense.

      Net losses were $2.1 million and $5.2 million for the current year quarter and six-month period, respectively. These compared to net income of $1.9 million and $3.4 million in the respective prior year periods. The changes in results were primarily due to the lower operating results previously discussed.

ENTERTAINMENT GROUP

      The following discussion focuses on the revenues and profit contribution before programming amortization and online content expenses of each of our Entertainment Group businesses.

      Revenues from our domestic TV networks decreased $6.8 million, or 31%, for the quarter and $10.0 million, or 24%, for the six-month period, and profit contribution decreased $5.2 million for the quarter and $7.6 million for the six-month period. Increases in Playboy TV monthly subscription revenues for the quarter and six-month period were more than offset by lower pay-per-view revenues reflecting the continued migration from linear networks to the more competitive video-on-demand platform. The decreases also reflected the impact of unfavorable variances in the current year quarter and six-month period compared to favorable variances in the prior year periods related to previously estimated revenues. The sale of our Los Angeles production facility assets in April 2008 resulted, as expected, in lower revenues but increased profit contribution for the quarter and six-month period.

      International TV revenues were basically flat as they decreased $0.3 million, or 2%, for the quarter and increased $0.6 million, or 2%, for the six-month period. Profit contribution decreased $0.5 million for the quarter but increased $1.1 million for the six-month period. The quarter and six-month period reflected lower revenues from our U.K. networks offset by growth in our other European networks. Lower costs and foreign currency exchange rate fluctuations had a favorable impact on results for the six-month period.

      Online/mobile revenues decreased $3.2 million, or 22%, for the quarter and $3.7 million, or 12%, for the six-month period, and profit contribution decreased $0.2 million for the quarter and $2.0 million for the six-month period. Our online websites are in the midst of a major infrastructure overhaul and redesign effort, which we anticipate to be substantially complete by the end of 2008. We believe that this will generate more traffic, resulting in higher revenue and profit contribution from the online business in 2009. During this transition, we expect lower revenues and profit contribution. Additionally, our Playboy and BUNNYshop e-commerce and catalog businesses were outsourced to eFashion Solutions, LLC, with planned lower revenues but higher profit contribution for the quarter and six-month period.

      Revenues from other businesses decreased $0.3 million, or 25%, for the quarter and $0.5 million, or 16%, for the six-month period, and profit contribution increased $0.2 million for the quarter and $1.2 million for the six-month period primarily as a result of a decrease in DVD sales which was more than offset by lower costs.

      The group's administrative expenses were flat for the quarter and increased $0.4 million, or 4%, for the six-month period.

      Programming amortization and online content expenses decreased $0.2 million, or 2%, for the quarter and $0.6 million, or 3%, for the six-month period.

      Segment income for the group decreased $5.5 million, or 75%, for the quarter and $7.1 million, or 61%, for the six-month period due to the results previously discussed.

PUBLISHING GROUP

      Domestic magazine revenues decreased across all revenue streams, reflecting industry dynamics. This resulted in lower revenues of $2.2 million, or 11%, for the quarter and $5.2 million, or 14%, for the six-month period. Subscription revenues decreased $0.6 million, or 6%, for the quarter and $1.4 million, or 7%, for the six-month period primarily due to 5% fewer copies served in the current year quarter and six-month period. Newsstand revenues decreased $0.9 million, or 41%, for the quarter and $1.3 million, or 28%, for the six-month period primarily due to 28% and 27% fewer copies sold, respectively. Advertising revenues decreased $0.6 million, or 10%, for the quarter and $2.5 million, or 21%, for the six-month period primarily due to 7% and 14% decreases in average net revenue per page, respectively, largely due to our lower rate base effective with the January 2008 issue, combined with 3% and 8% fewer advertising pages compared to the respective prior year periods due in part to the loss of a major advertiser. Advertising sales for the 2008 third quarter magazine issues are closed, and we expect to report approximately 15% lower advertising revenues and 10% fewer advertising pages compared to the 2007 third quarter.

      On a combined basis, Playboy print and online advertising revenues decreased $0.6 million, or 8%, for the quarter and $2.5 million, or 19%, for the six-month period.

      International magazine revenues were flat for the quarter and increased $0.3 million, or 7%, for the six-month period.

      Special editions and other revenues were flat for the quarter and decreased $0.4 million, or 8%, for the six-month period. The decrease for the six-month period was due mainly to 12% fewer newsstand copies of special editions sold, partially offset by the impact of a $1.00 cover price increase effective with the July 2007 issues.

      Segment loss for the group improved $0.4 million, or 14%, for the quarter as the previously discussed revenue declines together with severance expense and higher paper and postage prices in the current year quarter were more than offset by lower editorial, post-employment benefit and manufacturing costs. Segment loss for the six-month period increased $0.4 million, or 10%, as the previously discussed revenue declines together with severance expense and higher paper and postage prices in the current year period were partially offset by lower editorial, post-employment benefit, manufacturing and subscription collection costs.

LICENSING GROUP

      Licensing Group revenues increased $0.4 million, or 4%, for the quarter and decreased $0.3 million, or 1%, for the six-month period. The current year quarter and six-month period reflected higher consumer products royalties, principally from Southeast Asia, and higher location-based entertainment royalties. The prior year quarter and six-month period were favorably impacted by $0.4 million and $1.7 million, respectively, of sales of original art. Excluding the original art sales, revenues for the group would have increased 8% for the quarter and 7% for the six-month period.

      The group's segment income increased $0.5 million, or 10%, and decreased $0.5 million, or 4%, for the quarter and six-month period, respectively, primarily due to the changes in revenues discussed above.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses decreased $0.4 million, or 6%, for the quarter and were flat for the six-month period.

RESTRUCTURING EXPENSE

      In 2007, we implemented a plan to outsource our e-commerce and catalog businesses, to sell the assets related to our Los Angeles production facility and to eliminate office space obtained in the acquisition of Club Jenna, Inc. and related companies. As a result of this restructuring plan, we recorded a reserve of $0.4 million for costs associated with a workforce reduction of 28 employees. During the six-month period ended June 30, 2008, as part of this restructuring plan, we recorded an additional reserve of $0.6 million for contract termination fees and expenses related to the 2007 workforce reduction.

      During the six-month period ended June 30, 2008, we made cash payments of $0.9 million related to prior years' restructuring plans. Approximately $13.4 million of the total costs of our prior years' restructuring plans was paid through June 30, 2008, with the remaining $0.2 million to be paid during 2008.

INCOME TAX EXPENSE

      Income tax expense of $1.0 million for the quarter and $2.2 million for the six-month period was flat compared to the respective prior year periods.

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

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2008, we had $25.6 million in cash and cash equivalents compared to $20.6 million in cash and cash equivalents at December 31, 2007. During the six-month period ended June 30, 2008, we sold at par all of our $6.0 million of auction rate securities, or ARS, which had been included in marketable securities and short-term investments at December 31, 2007. Total financing obligations were $115.0 million at both June 30, 2008 and December 31, 2007.

      At June 30, 2008, cash generated from our operating activities, existing cash and cash equivalents and marketable securities and short-term investments were fulfilling our liquidity requirements. We also have a $50.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both. At June 30, 2008, there were no borrowings under this facility and $1.2 million in letters of credit outstanding, resulting in $48.8 million of available borrowings.

DERIVATIVE INSTRUMENTS

      We hedge the variability of forecasted cash receipts related to royalty payments denominated in yen and euro with derivative instruments. These royalties are hedged with forward contracts for periods not exceeding 12 months. The fair value and carrying value of our forward contracts are not material. For the six-month period ended June 30, 2008, hedges deemed to be ineffective due to us not being able to exactly match the settlement date of the hedges to the receipt of these royalty payments resulted in losses of $0.2 million, which were recorded as "Other, net" on the Consolidated Statements of Operations and Comprehensive Income (Loss).

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used for operating activities for the six-month period ended June 30, 2008 was $1.3 million, compared to net cash provided by operating activities of $16.6 million in the prior year period. This decrease was primarily due to the operating results discussed earlier combined with decreases in accounts payable and accrued salaries, wages and employee benefits, partially offset by decreases in prepaid expenses and other current assets and inventories.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash provided by investing activities for the six-month period ended June 30, 2008 was $8.2 million, compared to net cash used for investing activities of $11.5 million in the prior year period. This change reflected net proceeds of $5.1 million related to the April 2008 sale of assets related to our Los Angeles production facility and net proceeds from sales of investments of $8.9 million, primarily reflecting the sale of our ARS and proceeds from the liquidation of a portion of our investment in an enhanced cash portfolio during the current year period, compared to net purchases of investments of $6.4 million in the prior year period.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities for the six-month period ended June 30, 2008 was $2.1 million, a decrease of $3.5 million compared to the prior year period. The decrease reflected payments of acquisition liabilities of $2.2 million during the current year period compared to payments of acquisition liabilities of $5.7 million in the prior year period.

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS

      The positive effects of foreign currency exchange rates on cash and cash equivalents during the six-month periods ended June 30, 2008 and 2007 of $0.3 million and $0.2 million, respectively, were due to the weakening of the U.S. dollar against certain foreign currencies.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In May 2008, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, or Statement 162. Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. Statement 162 becomes effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of Statement 162 to impact our future results of operations or financial condition.

      In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are required to adopt FSP APB 14-1 at the beginning of 2009 and apply FSP APB 14-1 retrospectively to all periods presented. We are currently evaluating the impact of adopting FSP APB 14-1 on our results of operations and financial condition.

      In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. We are required to adopt FSP FAS 142-3 prospectively for intangible assets acquired on or after January 1, 2009. Intangible assets acquired prior to January 1, 2009 are not affected by the adoption of FSP FAS 142-3.

      In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, or Statement 161. Statement 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. We are required to adopt Statement 161 at the beginning of 2009. Since Statement 161 impacts our disclosure but not our accounting treatment for derivative instruments and related hedged items, our adoption of Statement 161 will not impact our results of operations or financial condition.

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

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R), or Statement 158. Statement 158 requires an entity to (a) recognize in its statement of financial position an asset or an obligation for a defined benefit postretirement plan's funded status, (b) measure a defined benefit postretirement plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the years in which the changes occur. We adopted the recognition and related disclosure provisions of Statement 158 effective December 31, 2006. The measurement date provision of Statement 158 is effective at the end of 2008. Since we use a December 31 measurement date, this provision of Statement 158 will not have an impact on our future results of operations or financial condition.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. We adopted Statement 157 on January 1, 2008, as required for our financial assets and liabilities. However, FASB Staff Position FAS 157-2 delayed the effective date of Statement 157 to the beginning of 2009 for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of Statement 157 for our nonfinancial assets and liabilities to have a significant impact on our future results of operations or financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to certain market risks, including changes in foreign currency exchange rates. There was no material change in our exposure to such fluctuations during the six-month period ended June 30, 2008. Information regarding market risks as of December 31, 2007 is contained in Item 7A. "Quantitative And Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

      At June 30, 2008, we did not have any floating interest rate exposure. As of that date, all of our outstanding debt consisted of 3.00% convertible senior subordinated notes due 2025, or convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes is influenced by changes in market interest rates, the share price of our Class B common stock and our credit quality. At June 30, 2008, the convertible notes had an implied fair value of $90.4 million.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas, against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998, due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and approximately $0.3 million for lost profits, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions  and we  vigorously  pursued an appeal  with the State  Appellate  Court sitting in Corpus Christi challenging the verdict. We posted a bond in the amount of approximately $9.4 million, which represented the amount of the judgment, costs and estimated pre- and post-judgment interest, in connection with the appeal. On May 25, 2006, the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of the plaintiffs' claims and remanded the remaining claims for a new trial. On July 14, 2006, the plaintiffs filed a motion for rehearing and en banc reconsideration, which we opposed. On October 12, 2006, the State Appellate Court denied plaintiffs' motion. On December 27, 2006, we filed a petition for review with the Texas Supreme Court. On January 25, 2008, the Texas Supreme Court denied our petition for review. On February 8, 2008, we filed a petition for rehearing with the Texas Supreme Court. On May 16, 2008, the Texas Supreme Court denied our motion for rehearing. The posted bond has been canceled and the remaining claims will be retried. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be obtained. In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, or Statement 5, no liability has been accrued.

      On April 12, 2004, J. Roger Faherty, or Faherty, filed suit in the United States District Court for the Southern District of New York against Spice Entertainment Companies, or Spice, Playboy Enterprises, Inc., or Playboy, Playboy Enterprises International, Inc., or PEII, D. Keith Howington, Anne Howington and Logix Development Corporation, or Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice with respect to defense costs and liabilities incurred by Faherty in the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or the Logix litigation. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22.5 million in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. Faherty filed post-trial motions for a judgment notwithstanding the verdict and a new trial, but these motions were both denied on or about September 21, 2004. On October 20, 2004, Faherty filed a notice of appeal from the verdict. As a result of rulings by the California Court of Appeal and the California Supreme Court as recently as February 13, 2008, Logix' recovery against Faherty has been reduced significantly, although certain portions of the case have been set for a retrial. In light of these rulings, however, when coupled with any offset as a result of the settlement of the Logix litigation, any ultimate net recovery by Logix against Faherty will be severely reduced and might be entirely eliminated. In consideration of this appeal, Faherty and Playboy have agreed to continue a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York through the end of December 2008. In late June 2008, plaintiffs in the Logix litigation filed a motion in the trial court seeking to amend a $40 million judgment previously entered on consent against defendant Emerald Media Inc., or EMI, seeking to add Faherty as a judgment debtor. In the event Faherty's indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with Statement 5, no liability has been accrued.

ITEM 1A. RISK FACTORS

      There have been no material changes to our Risk Factors as contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of shareholders was held on May 21, 2008. At the meeting, the following director nominees were elected:

                                                            Votes         Votes
Nominee                                                       For      Withheld
--------------------------------------------------------------------------------
Dennis S. Bookshester                                   4,694,941         2,955
David I. Chemerow                                       4,695,517         2,379
Christie Hefner                                         4,643,025        54,871
Charles Hirschhorn                                      4,695,515         2,381
Jerome H. Kern                                          4,694,944         2,952
Russell I. Pillar                                       4,695,519         2,377
Sol Rosenthal                                           4,694,936         2,960
Richard S. Rosenzweig                                   4,642,520        55,376
--------------------------------------------------------------------------------

      Also at the meeting, the shareholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm, or Auditors, as set forth below:

                                                Votes        Votes
Matter                                            For      Against       Abstain
--------------------------------------------------------------------------------
Auditors                                    4,696,224        1,472           199
--------------------------------------------------------------------------------

ITEM 6. EXHIBITS

Exhibit Number                          Description
--------------                          -----------

10.1* Sublease Agreement dated April 1, 2008 between Broadcast Facilities, Inc. and Playboy Entertainment Group, Inc.

10.2* Services Agreement dated April 1, 2008 between Broadcast Facilities, Inc. and Playboy Entertainment Group, Inc.

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

                                                 PLAYBOY ENTERPRISES, INC.
                                                 -------------------------
                                                        (Registrant)

Date: August 8, 2008                             By /s/ Linda Havard
                                                    ---------------------------
                                                    Linda G. Havard
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Authorized Officer and
                                                    Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                         Description
--------------                         -----------

10.1* Sublease Agreement dated April 1, 2008 between Broadcast Facilities, Inc. and Playboy Entertainment Group, Inc.

10.2* Services Agreement dated April 1, 2008 between Broadcast Facilities, Inc. and Playboy Entertainment Group, Inc.

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