Form 10-Q
period 2008-09-30
PLAYBOY ENTERPRISES INC
filed 2008-11-07
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

At October 31, 2008, there were 4,864,102 shares of Class A common stock and 28,471,855 shares of Class B common stock outstanding.

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

      The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

(1) Foreign, national, state and local government regulations, actions or initiatives, including:
      (a) attempts to limit or otherwise regulate the sale, distribution or transmission of adult-oriented materials, including print, television, video, Internet and wireless materials;
      (b) limitations on the advertisement of tobacco, alcohol and other products which are important sources of advertising revenue for us; or
      (c) substantive changes in postal regulations which could increase our postage and distribution costs;
(2) Risks associated with our foreign sales and operations, including market acceptance and demand for our products and the products of our licensees and partners;
(3) Our ability to manage the risk associated with our exposure to foreign currency exchange rate fluctuations;
(4) Changes in general economic conditions, consumer spending habits, viewing patterns, fashion trends or the retail sales environment which, in each case, could reduce demand for our programming and products and impact our advertising and licensing revenues;
(5) Our ability to protect our trademarks, copyrights and other intellectual property;
(6) Risks as a distributor of media content, including our becoming subject to claims for defamation, invasion of privacy, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials we distribute;
(7) The risk our outstanding litigation could result in settlements or judgments which are material to us;
(8) Dilution from any potential issuance of common stock or convertible debt in connection with financings or acquisition activities;
(9) Competition for advertisers from other publications, media or online providers or any decrease in spending by advertisers, either generally or with respect to the adult male market;
(10) Competition in the television, men's magazine, Internet, wireless, new electronic media and product licensing markets;
(11) Attempts by consumers, distributors, merchants or private advocacy groups to exclude our programming or other products from distribution;
(12) Our television, Internet and wireless businesses' reliance on third parties for technology and distribution, and any changes in that technology, distribution and/or unforeseen delays in implementation which might affect our financial results, plans and assumptions;
(13) Risks associated with losing access to transponders or technical failure of transponders or other transmitting or playback equipment that is beyond our control;
(14) Competition for channel space on linear television or video-on-demand platforms;
(15) Failure to maintain our agreements with multiple system operators, or MSOs, and direct-to-home, or DTH, operators on favorable terms, as well as any decline in our access to, and acceptance by, DTH and/or cable systems and the possible resulting deterioration in the terms, cancellation of fee arrangements, pressure on splits or adverse changes in certain minimum revenue amounts with operators of these systems;
(16) Risks that we may not realize the expected increased sales and profits and other benefits from acquisitions;
(17) Any charges or costs we incur in connection with restructuring measures we may undertake in the future;
(18) Risks associated with the financial condition of Claxson Interactive Group, Inc., our Playboy TV-Latin America, LLC, joint venture partner;
(19)  Increases in paper, printing or postage costs;

(20) Effects of the national consolidation of the single-copy magazine distribution system and risks associated with the financial stability of major magazine wholesalers;
(21) Effects of the national consolidation of television distribution companies (e.g., cable MSOs, satellite platforms and telecommunications companies);
(22) Risks associated with the viability of our subscription, on-demand, e-commerce and ad-supported Internet models; and
(23) Risks that adverse market and economic conditions may result in a decrease in the value of our investments in marketable securities and risks that adverse market conditions in the securities and credit markets may significantly affect our ability to access the capital and credit markets.

      For a detailed discussion of these and other factors that may affect our performance, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated by Part II, Item 1A. "Risk Factors" of this report.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated  Statements  of  Operations  and  Comprehensive  Income
            (Loss)  for  the  Quarters   Ended   September  30,  2008  and  2007
            (Unaudited)                                                                 5

            Consolidated  Statements  of  Operations  and  Comprehensive  Income
            (Loss)  for the  Nine  Months  Ended  September  30,  2008  and 2007
            (Unaudited)                                                                 6

            Consolidated  Balance Sheets at September 30, 2008  (Unaudited)  and
            December 31, 2007                                                           7

            Condensed Consolidated  Statements of Cash Flows for the Nine Months
            Ended September 30, 2008 and 2007 (Unaudited)                               8

            Notes to Condensed Consolidated Financial Statements (Unaudited)            9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                 18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    24

Item 4.  Controls and Procedures                                                       24

                                   PART II
                              OTHER INFORMATION

Item 1.  Legal Proceedings                                                             25

Item 1A. Risk Factors                                                                  26

Item 6.  Exhibits                                                                      27

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

                                                                                   2008                  2007
-------------------------------------------------------------------------------------------------------------
Net revenues                                                                $    70,342           $    82,858
-------------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                                (56,153)              (62,550
   Selling and administrative expenses                                          (10,649)              (16,171
   Restructuring expense                                                         (2,203)                    -
   Impairment charge on assets held for sale                                         45                     -
   Provisions for reserves                                                       (4,121)                    -
-------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                        (73,081)              (78,721)
-------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                          (2,739)                4,137
-------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                                201                   568
   Interest expense                                                              (1,103)               (1,170)
   Amortization of deferred financing fees                                          (89)                 (134)
   Other, net                                                                       (90)                  163
-------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                                       (1,081)                 (573)
--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                (3,820)                3,564
Income tax expense                                                               (1,330)                 (969)
-------------------------------------------------------------------------------------------------------------
Net income (loss)                                                           $    (5,150)          $     2,595
=============================================================================================================

Other comprehensive income (loss)
   Unrealized gain (loss) on marketable securities                                 (586)                  148
   Unrealized loss on derivatives                                                     -                  (131)
   Foreign currency translation gain (loss)                                      (1,100)                   83
-------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                          (1,686)                  100
-------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                 $    (6,836)          $     2,695
=============================================================================================================

Weighted average number of common shares outstanding
   Basic                                                                         33,317                33,251
=============================================================================================================
   Diluted                                                                       33,317                33,301
=============================================================================================================

Basic and diluted earnings (loss) per common share                          $     (0.15)          $      0.08
=============================================================================================================

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

                                                                                 2008                  2007
-----------------------------------------------------------------------------------------------------------
Net revenues                                                              $   222,256           $   253,925
-----------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                             (180,034)             (198,010)
   Selling and administrative expenses                                        (38,876)              (43,930)
   Restructuring expense                                                       (2,761)                 (110)
   Impairment charge on assets held for sale                                      (58)                    -
   Provisions for reserves                                                     (4,121)                    -
-----------------------------------------------------------------------------------------------------------
Total costs and expenses                                                     (225,850)             (242,050)
-----------------------------------------------------------------------------------------------------------
Operating income (loss)                                                        (3,594)               11,875
-----------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                              857                 1,666
   Interest expense                                                            (3,359)               (3,736)
   Amortization of deferred financing fees                                       (267)                 (402)
   Other, net                                                                    (432)                 (144)
-----------------------------------------------------------------------------------------------------------
Total nonoperating expense                                                     (3,201)               (2,616)
-----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                              (6,795)                9,259
Income tax expense                                                             (3,598)               (3,279)
-----------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $   (10,393)          $     5,980
===========================================================================================================

Other comprehensive income (loss)
   Unrealized gain (loss) on marketable securities                             (1,128)                  301
   Unrealized gain (loss) on derivatives                                           78                   (95)
   Foreign currency translation loss                                             (918)                 (202)
-----------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                        (1,968)                    4
-----------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                               $   (12,361)          $     5,984
===========================================================================================================

Weighted average number of common shares outstanding
   Basic                                                                       33,297                33,241
===========================================================================================================
   Diluted                                                                     33,297                33,281
===========================================================================================================

Basic and diluted earnings (loss) per common share                        $     (0.31)          $      0.18
===========================================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PLAYBOY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                             (Unaudited)
                                                                               Sept. 30,              Dec. 31,
                                                                                    2008                  2007
--------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                    $    25,449           $    20,603
Marketable securities and short-term investments                                   2,467                12,952
Receivables, net of allowance for doubtful accounts of
   $3,992 and $3,627, respectively                                                45,302                51,139
Receivables from related parties                                                   3,034                 1,704
Inventories                                                                        9,236                11,363
Deferred subscription acquisition costs                                            8,683                 8,686
Deferred tax asset                                                                 1,320                 1,320
Assets held for sale                                                                   -                 4,706
Prepaid expenses and other current assets                                          8,509                13,402
--------------------------------------------------------------------------------------------------------------
   Total current assets                                                          104,000               125,875
--------------------------------------------------------------------------------------------------------------
Long-term investments                                                              5,948                 6,556
Property and equipment, net                                                       18,697                14,665
Long-term receivables, net of allowance for doubtful accounts of
   $2,795 and $0, respectively                                                         -                 2,795
Programming costs, net                                                            54,573                54,926
Goodwill                                                                         133,595               133,570
Trademarks                                                                        66,314                65,437
Distribution agreements, net of accumulated amortization
   of $5,795 and $4,803, respectively                                             27,345                28,337
Deferred tax asset                                                                 1,206                 1,206
Other noncurrent assets                                                            9,801                11,789
--------------------------------------------------------------------------------------------------------------
Total assets                                                                 $   421,479           $   445,156
==============================================================================================================

Liabilities
Acquisition liabilities                                                      $     2,728           $     2,134
Accounts payable                                                                  28,610                37,842
Accrued salaries, wages and employee benefits                                      7,616                 8,304
Deferred revenues                                                                 42,471                43,955
Deferred tax liability                                                             1,490                 1,490
Other liabilities and accrued expenses                                            13,189                14,269
--------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                      96,104               107,994
--------------------------------------------------------------------------------------------------------------
Financing obligations                                                            115,000               115,000
Acquisition liabilities                                                            5,540                 7,936
Deferred tax liability                                                            19,898                18,604
Other noncurrent liabilities                                                      24,716                24,305
--------------------------------------------------------------------------------------------------------------
   Total liabilities                                                             261,258               273,839
--------------------------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued                     49                    49
   Class B nonvoting - 75,000,000 shares authorized;
       28,842,988 and 28,784,079 issued, respectively                                288                   288
Capital in excess of par value                                                   231,098               229,833
Accumulated deficit                                                              (63,159)              (52,766)
Treasury stock, at cost - 381,971 shares                                          (5,000)               (5,000)
Accumulated other comprehensive loss                                              (3,055)               (1,087)
--------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                    160,221               171,317
--------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                   $   421,479           $   445,156
==============================================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PLAYBOY ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the Nine Months Ended September 30 (Unaudited)
                                 (In thousands)

                                                                                  2008                  2007
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                          $   (10,393)          $     5,980
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation of property and equipment                                        3,407                 3,501
   Amortization of intangible assets                                             1,693                 1,746
   Amortization of investments in entertainment programming                     24,339                25,462
   Amortization of deferred financing fees                                         267                   402
   Stock-based compensation                                                      1,031                 1,103
   Impairment charge on assets held for sale                                       103                     -
   Provisions for reserves                                                       4,121                     -
   Deferred income taxes                                                         1,294                 1,257
   Net change in operating assets and liabilities                               (1,498)               12,605
   Investments in entertainment programming                                    (21,201)              (26,671)
   Litigation settlement                                                             -                (1,800)
   Other, net                                                                   (2,390)                  (69)
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          773                23,516
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                                                          (60)                 (105)
Purchases of investments                                                          (723)               (9,828)
Proceeds from sales of investments                                              10,589                     -
Additions to assets held for sale                                               (6,920)                    -
Proceeds from assets held for sale                                              12,000                     -
Additions to property and equipment                                             (7,801)               (6,643)
------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                             7,085               (16,576)
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Payments of deferred financing fees                                                  -                  (123)
Payments of acquisition liabilities                                             (2,450)               (7,919)
Proceeds from stock-based compensation                                              95                   121
------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                          (2,355)               (7,921)
------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                      (657)                  436
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                             4,846                  (545)
Cash and cash equivalents at beginning of period                                20,603                26,748
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $    25,449           $    26,203
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

      In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, or Statement 160. Statement 160 clarifies that a noncontrolling interest (previously referred to as minority interest) in a subsidiary is an ownership interest in a consolidated entity that should be reported as a component of equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We are required to adopt Statement 160 at the beginning of 2009. We are currently evaluating the impact, if any, of adopting Statement 160 on our future results of operations and financial condition.

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

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157, which provides enhanced guidance for using fair value to measure assets and liabilities. We adopted Statement 157 on January 1, 2008, as required for our financial assets and liabilities. However, FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of Statement 157 to the beginning of 2009 for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of Statement 157 for our nonfinancial assets and liabilities to have a significant impact on our future results of operations or financial condition.

(C)   SALE OF ASSETS

      In April 2008, we completed the sale of assets related to our Los Angeles production facility to Broadcast Facilities, Inc., or BFI, for $12.0 million. Our use of the facility for productions had significantly decreased since its inception, and we believe that linear networks and our need for their transmission capacity will decrease over the next several years. We recorded a $0.1 million unfavorable adjustment in the nine-month period ended September 30, 2008, related to the $1.5 million charge on assets held for sale recorded in the prior year.

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

      Also in connection with the sale of these assets, we assigned our rights and obligations under our domestic transponder agreements to BFI and entered into a services agreement under which BFI is providing us with certain satellite transmission and other related services (including compression, uplink and playback) for our standard definition cable channels. If we launch high definition cable channels during the term of the services agreement, BFI will also provide such services for these channels. We also have a dedicated radio studio and office space at the BFI facility. The agreement includes other terms and conditions which are standard for an agreement of this nature and continues for an initial term of five years, after which we may renew the agreement for an additional three years on substantially the same terms and conditions.

(D)   RESTRUCTURING EXPENSE

      In the third quarter of 2008, we developed a restructuring plan that is expected to result in lower overhead costs. As a result of this plan, we recorded a charge of $2.3 million related to costs associated with a workforce reduction of 55 employees, most of whose jobs will be eliminated in the fourth quarter of 2008. We also eliminated approximately 25 open positions. Payments under this plan will begin in the fourth quarter of 2008 and will be substantially completed by the end of 2009 with some payments continuing into 2010.

      In 2007, we implemented a plan to outsource our e-commerce and catalog businesses, to sell the assets related to our Los Angeles production facility and to eliminate office space obtained in the acquisition of Club Jenna, Inc. and related companies, or Club Jenna. As a result of this restructuring plan, we recorded a reserve of $0.4 million for costs associated with a workforce reduction of 28 employees. During the nine-month period ended September 30, 2008, as part of this restructuring plan, we recorded an additional reserve of $0.6 million for contract termination fees and expenses.

      Total  costs  of   approximately   $13.5  million  for  our  prior  years'
restructuring plans were paid through September 30, 2008, $1.0 million of which was paid during the nine-month period ended September 30, 2008.

      The following table sets forth the activity and balances of our restructuring reserves, which are included in "Accrued salaries, wages and employee benefits" and "Other liabilities and accrued expenses" on our Consolidated Balance Sheets (in thousands):

                                                     Consolidation
                                                     of Facilities
                                         Workforce             and
                                         Reduction      Operations        Total
-------------------------------------------------------------------------------
Balance at December 31, 2006            $      430      $      268   $      698
Reserve recorded                               429               -          429
Adjustments to previous estimates               43             (27)          16
Cash payments                                 (473)           (127)        (600)
-------------------------------------------------------------------------------
Balance at December 31, 2007                   429             114          543
Reserve recorded                             2,255               -        2,255
Additional reserve recorded                    150             445          595
Adjustments to previous estimates              (48)            (41)         (89)
Cash payments                                 (506)           (518)      (1,024)
-------------------------------------------------------------------------------
Balance at September 30, 2008           $    2,280      $        -   $    2,280
===============================================================================

(E)   PROVISIONS FOR RESERVES

      In the third quarter of 2008, we recorded provisions of $2.9 million for a receivable and $1.2 million for archival material.

(F)   EARNINGS (LOSS) PER COMMON SHARE

      The following table sets forth the computations of basic and diluted earnings (loss) per share, or EPS (in thousands, except per share amounts):

                                                             Quarters Ended            Nine Months Ended
                                                              September 30,              September 30,
                                                         -----------------------    -----------------------
                                                               2008         2007          2008         2007
-----------------------------------------------------------------------------------------------------------
Numerator:
For basic and diluted EPS - net income (loss)            $   (5,150)  $    2,595    $  (10,393)  $    5,980
===========================================================================================================

Denominator:
For basic EPS - weighted average shares                      33,317       33,251        33,297       33,241
Effect of dilutive potential common shares:
   Employee stock options and other                               -           50             -           40
-----------------------------------------------------------------------------------------------------------
     Dilutive potential common shares                             -           50             -           40
-----------------------------------------------------------------------------------------------------------
For diluted EPS - weighted average shares                    33,317       33,301        33,297       33,281
===========================================================================================================

Basic and diluted earnings (loss) per common share       $    (0.15)  $     0.08    $    (0.31)  $     0.18
===========================================================================================================

      The following table sets forth the number of shares related to outstanding options to purchase our Class B common stock, or Class B stock, and the potential number of shares of Class B stock contingently issuable under our 3.00% convertible senior subordinated notes due 2025, or convertible notes. These shares were not included in the computations of diluted EPS for the quarters and nine-month periods ended September 30, 2008 and 2007, as their inclusion would have been antidilutive (in thousands):

                                  Quarters Ended            Nine Months Ended
                                   September 30,              September 30,
                              -----------------------    -----------------------
                                   2008          2007         2008          2007
--------------------------------------------------------------------------------
Stock options                     3,638         3,058        3,629         3,163
Convertible notes                 6,758         6,758        6,758         6,758
--------------------------------------------------------------------------------
Total                            10,396         9,816       10,387         9,921
================================================================================

(G)   INVENTORIES

      In January 2008, we signed an agreement to outsource our Playboy and BUNNYshop e-commerce and catalog businesses to eFashion Solutions, LLC, or eFashion. As part of this agreement, we sold all remaining inventory related to these businesses to eFashion.

      The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

                                                         Sept. 30,      Dec. 31,
                                                              2008          2007
--------------------------------------------------------------------------------
Paper                                                  $     3,504   $     2,948
Editorial and other prepublication costs                     5,626         5,518
Merchandise finished goods                                     106         2,897
--------------------------------------------------------------------------------
Total                                                  $     9,236   $    11,363
================================================================================

(H)   INCOME TAXES

      Our income tax provision consists primarily of foreign income tax, which relates to our international television networks and withholding tax on licensing income, for which we do not receive a current U.S. income tax benefit due to our net operating loss, or NOL, position in the U.S. Our income tax provision also includes deferred federal and state income taxes related to the amortization of goodwill for tax and other indefinite-lived intangibles, which cannot be offset against deferred tax assets due to the indefinite reversal period of the related deferred tax liabilities.

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

      At September 30, 2008 and December 31, 2007, we had unrecognized tax benefits of $8.0 million and do not expect this amount to change significantly over the next 12 months. Due to the impact of deferred income tax accounting, the disallowance of these benefits would not affect our effective income tax rate nor would it accelerate the payment of cash to the taxing authority to an earlier period.

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

(I)   FAIR VALUE MEASUREMENT

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

      Statement 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity's pricing based upon its own market assumptions. The fair value hierarchy consists of three levels: Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities; Level 2 - Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data; and Level 3 - Inputs that are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

      The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2008 (in thousands):

                                                            Quoted Prices in                              Significant
                                                          Active Markets for   Significant Other         Unobservable
                                         Total Fair Value   Identical Assets   Observable Inputs               Inputs
                                              Measurement          (Level 1)            (Level 2)           (Level 3)
---------------------------------------------------------------------------------------------------------------------
Marketable securities and investments      $        8,415     $        5,948       $        2,467(1)   $            -
Derivative assets                                       5                  -                    5                   -
Derivative liabilities                     $          (44)    $            -       $          (44)     $            -
---------------------------------------------------------------------------------------------------------------------

(1) At December 31, 2007, we had $6.9 million in an enhanced cash portfolio included in "Marketable securities and short-term investments" on our Consolidated Balance Sheet. Due to adverse market conditions, we determined that the market value of this investment was other-than-temporarily impaired, and during the fiscal year ended December 31, 2007, we recorded a charge of $0.1 million in "Other, net" on our Consolidated Statements of Operations. Through September 30, 2008, we have received eight distributions from the investment, which is being liquidated, at an average net asset value of 97.85%, resulting in a cumulative realized loss of $0.1 million. At September 30, 2008, our remaining balance in this investment was $2.5 million.

(J)   CONTINGENCIES

      We acquired Club Jenna in 2006, for which we paid $7.7 million at closing, $1.6 million in 2007 and $1.7 million in 2008 with additional purchase price payments of $2.3 million and $4.3 million due in 2009 and 2010, respectively. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on sales of existing content of the acquired business over a 10-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price. No earnout payments have been made through September 30, 2008.

      In 2005, we acquired an affiliate network of websites. We paid $8.0 million at closing and $2.0 million in each of 2006 and 2007. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments over the five-year period commencing January 1, 2005, based primarily on the financial performance of the acquired business. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price and/or compensation expense. During each nine-month period ended September 30, 2008 and 2007, earnout payments of $0.1 million were made and recorded as additional purchase price.

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

(K)   BENEFIT PLANS

      We maintain a practice of paying a separation allowance, which is not funded, under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter. We made cash payments under this policy of $0.2 million and $0.5 million during the quarter and nine-month period ended September 30, 2008, respectively, and $0.2 million and $0.4 million during the quarter and nine-month period ended September 30, 2007, respectively.

(L)   STOCK-BASED COMPENSATION

      The following table sets forth stock-based compensation expense related to stock options, restricted stock units, other equity awards and our employee stock purchase plan, or ESPP (in thousands):

                                  Quarters Ended            Nine Months Ended
                                   September 30,              September 30,
                              -----------------------    -----------------------
                                    2008         2007          2008         2007
--------------------------------------------------------------------------------
Stock options                 $      413   $      481    $    1,257   $      646
Restricted stock units               117          208          (385)         295
Other equity awards                   46           49           142          141
ESPP                                   5            6            17           21
--------------------------------------------------------------------------------
Total                         $      581   $      744    $    1,031   $    1,103
================================================================================

      FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), requires that the total amount of compensation expense recognized reflect the number of stock-based awards that actually vest as of the completion of their respective vesting periods. Upon the vesting of certain stock-based awards, we adjust our stock-based compensation expense to reflect actual versus estimated forfeitures. During the nine-month periods ended September 30, 2008 and 2007, we recorded an unfavorable adjustment of $0.2 million and a favorable adjustment of $1.0 million, respectively, to reflect actual forfeitures for vested stock option grants.

Stock Options

      Upon adoption of Statement 123(R), we began estimating the value of options on the date of grant using the Lattice Binomial model, or the Lattice model. The Lattice model requires extensive analysis of actual exercise and cancellation data and includes a number of complex assumptions related to expected volatility, risk-free interest rate, expected dividends and option exercises and cancellations.

      The following table sets forth the assumptions used for the Lattice model:

                                            Quarters Ended                         Nine Months Ended
                                             September 30,                           September 30,
                                    -------------------------------        --------------------------------
                                              2008             2007                  2008              2007
-----------------------------------------------------------------------------------------------------------
Expected volatility                            N/A              N/A              31% - 41%         25% - 41%
Weighted average volatility                    N/A              N/A                    35%               34%
Risk-free interest rate                        N/A              N/A          1.95% - 5.10%     4.67% - 5.04%
Expected dividends                             N/A              N/A                     -                 -
-----------------------------------------------------------------------------------------------------------

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

      No stock options were granted during the quarters ended September 30, 2008 and 2007. During the nine-month period ended September 30, 2008, we granted 171,000 stock options, exercisable for shares of our Class B stock, which vest over a three-year period from the grant date and expire 10 years from the grant date. During the nine-month period ended September 30, 2007, we granted 160,000 stock options. The weighted average expected life for options granted was 6.7 years during the current year nine-month period and 6.3 years during the prior year nine-month period. The weighted average fair value per share for options granted was $2.45 during the current year nine-month period and $4.64 during the prior year nine-month period.

      The following table sets forth the activity and balances of our stock options for the nine-month period ended September 30, 2008:

                                                                       Weighted
                                                                        Average
                                                       Number of       Exercise
                                                           Shares         Price
-------------------------------------------------------------------------------
Outstanding at December 31, 2007                        3,546,250    $    15.60
Granted                                                   171,000          5.72
Canceled                                                  (86,500)        14.06
-----------------------------------------------------------------
Outstanding at September 30, 2008                       3,630,750    $    15.17
===============================================================================

Restricted Stock Units

      No restricted stock units were granted during the quarters ended September 30, 2008 and 2007. In May 2008, we awarded 270,625 restricted stock units, which provide for the issuance of our Class B stock if certain performance goals are met. Pursuant to the requirements of Statement 123(R), we have measured the fair value expense to be recognized through the third quarter of 2008 based upon the September 30, 2008 closing price of our Class B stock, resulting in expense of $0.1 million. During the nine-month period ended September 30, 2007, we granted 250,625 restricted stock units, which provide for the issuance of our Class B stock if two-year cumulative operating income target thresholds are met. During the prior year nine-month period, the weighted average grant-date fair value for restricted stock units was $10.61. In the nine-month period ended September 30, 2008, we determined that it was unlikely that the minimum threshold associated with the 2007 grant would be met. Therefore, in the nine-month period ended September 30, 2008, we reversed $0.5 million of stock-based compensation expense that was recorded in 2007 related to this restricted stock unit grant.

      The following table sets forth the activity and balances of our restricted stock units for the nine-month period ended September 30, 2008:

                                                                        Weighted
                                                                         Average
                                                     Number of        Grant-Date
                                                        Shares        Fair Value
--------------------------------------------------------------------------------
Outstanding at December 31, 2007                       433,875       $     11.73
Granted                                                270,625              3.94
Canceled                                               (17,000)            11.64
--------------------------------------------------------------
Outstanding at September 30, 2008                      687,500       $      8.67
================================================================================

(M)   SEGMENT INFORMATION

      The following table sets forth financial information by reportable segment (in thousands):

                                                         Quarters Ended            Nine Months Ended
                                                          September 30,              September 30,
                                                     -----------------------   ------------------------
                                                           2008         2007         2008          2007
-------------------------------------------------------------------------------------------------------
Net revenues
Entertainment                                        $   38,256   $   49,579   $  127,312    $  152,275
Publishing                                               21,725       23,115       62,445        69,118
Licensing                                                10,361       10,164       32,499        32,532
-------------------------------------------------------------------------------------------------------
Total                                                $   70,342   $   82,858   $  222,256    $  253,925
=======================================================================================================
Income (loss) before income taxes
Entertainment                                        $    2,781   $    7,188   $    7,290    $   18,793
Publishing                                               (1,289)      (1,490)      (6,411)       (6,159)
Licensing                                                 6,635        6,340       19,359        19,540
Corporate Administration and Promotion                   (4,587)      (7,901)     (16,892)      (20,189)
Restructuring expense                                    (2,203)           -       (2,761)         (110)
Impairment charge on assets held for sale                    45            -          (58)            -
Provisions for reserves                                  (4,121)           -       (4,121)            -
Investment income                                           201          568          857         1,666
Interest expense                                         (1,103)      (1,170)      (3,359)       (3,736)
Amortization of deferred financing fees                     (89)        (134)        (267)         (402)
Other, net                                                  (90)         163         (432)         (144)
-------------------------------------------------------------------------------------------------------
Total                                                $   (3,820)  $    3,564   $   (6,795)   $    9,259
=======================================================================================================


                                                                                 Sept.30,       Dec. 31,
                                                                                     2008          2007
-------------------------------------------------------------------------------------------------------
Identifiable assets
Entertainment                                                                  $  281,774    $  287,940
Publishing                                                                         31,420        35,320
Licensing                                                                           9,294        11,560
Corporate Administration and Promotion                                             98,991       110,336
-------------------------------------------------------------------------------------------------------
Total                                                                          $  421,479    $  445,156
=======================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This  discussion   should  be  read  in  conjunction  with  the  Condensed
Consolidated Financial Statements and accompanying notes in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

RESULTS OF OPERATIONS (1)

      The following table sets forth our results of operations (in millions, except per share amounts):

                                                                     Quarters Ended            Nine Months Ended
                                                                      September 30,              September 30,
                                                                 -----------------------    -----------------------
                                                                       2008         2007          2008         2007
-------------------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV                                                   $     14.6   $     17.6    $     45.9   $     58.9
   International TV                                                    11.8         14.3          39.9         41.8
   Online/mobile                                                       10.9         15.4          37.7         45.9
   Other                                                                0.9          2.3           3.8          5.7
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                 38.2         49.6         127.3        152.3
-------------------------------------------------------------------------------------------------------------------
Publishing
   Domestic magazine                                                   16.9         18.3          49.8         56.4
   International magazine                                               2.0          1.9           6.0          5.6
   Special editions and other                                           2.9          2.9           6.7          7.1
-------------------------------------------------------------------------------------------------------------------
   Total Publishing                                                    21.8         23.1          62.5         69.1
-------------------------------------------------------------------------------------------------------------------
Licensing
   Consumer products                                                    9.4          8.7          26.6         24.9
   Location-based entertainment                                         0.7          0.9           2.9          2.7
   Marketing events                                                     0.2          0.4           2.7          3.0
   Other                                                                0.1          0.1           0.3          1.9
-------------------------------------------------------------------------------------------------------------------
   Total Licensing                                                     10.4         10.1          32.5         32.5
-------------------------------------------------------------------------------------------------------------------
Total net revenues                                               $     70.4   $     82.8    $    222.3   $    253.9
===================================================================================================================

Net income (loss)
Entertainment
   Before programming amortization and online content expenses   $     12.6   $     16.4    $     36.8   $     48.3
   Programming amortization and online content expenses                (9.8)        (9.2)        (29.5)       (29.5)
-------------------------------------------------------------------------------------------------------------------
   Total Entertainment                                                  2.8          7.2           7.3         18.8
-------------------------------------------------------------------------------------------------------------------
Publishing                                                             (1.3)        (1.4)         (6.4)        (6.1)
-------------------------------------------------------------------------------------------------------------------
Licensing                                                               6.7          6.3          19.4         19.5
-------------------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                 (4.6)        (7.9)        (16.9)       (20.2)
-------------------------------------------------------------------------------------------------------------------
Segment income                                                          3.6          4.2           3.4         12.0
Restructuring expense                                                  (2.2)           -          (2.8)        (0.1)
Impairment charge on assets held for sale                                 -            -          (0.1)           -
Provisions for reserves                                                (4.1)           -          (4.1)           -
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                (2.7)         4.2          (3.6)        11.9
-------------------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                    0.2          0.6           0.9          1.7
   Interest expense                                                    (1.1)        (1.2)         (3.4)        (3.7)
   Amortization of deferred financing fees                             (0.1)        (0.1)         (0.3)        (0.4)
   Other, net                                                          (0.1)         0.1          (0.4)        (0.2)
-------------------------------------------------------------------------------------------------------------------
Total nonoperating expense                                             (1.1)        (0.6)         (3.2)        (2.6)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                      (3.8)         3.6          (6.8)         9.3
Income tax expense                                                     (1.4)        (1.0)         (3.6)        (3.3)
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                $     (5.2)  $      2.6    $    (10.4)  $      6.0
===================================================================================================================

(1) Certain amounts reported for the prior periods have been reclassified to conform to the current year's presentation.

CURRENT ECONOMIC CONDITIONS

      We have previously reported on the challenges facing the media industry and us, including increased competition for consumers' attention, the migration of advertisers to other platforms and the higher costs of paper, ink and other expenses. Since that time, we also have seen a steady weakening of the economy, which has greatly exacerbated the existing challenges. The current global economic conditions resulting from the recent disruption in credit markets pose a risk to the overall economy that could continue to impact demand for our products and services. It is unclear the extent to which these conditions will persist and what overall impact they will have on future spending by consumers and advertisers as compared to our expectations. Throughout the past several quarters we have adjusted our business activities to address the changing economic environment and industry challenges by developing a restructuring plan to reduce overhead costs, outsourcing our e-commerce and catalog businesses, exiting the DVD market in phases and focusing our distribution strategies on digital.

      In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142, we conduct annual impairment testing of goodwill in October of each year, or in between annual tests if events occur or circumstances change that would indicate our goodwill is impaired. The recent adverse market and business conditions noted above are not interim impairment indicators of our goodwill. However, further declines in our operating results and prolonged deterioration of economic conditions could result in future impairments of our long-lived assets including goodwill.

OVERVIEW

      Revenues decreased $12.4 million, or 15%, for the quarter and $31.6 million, or 12%, for the nine-month period due to lower revenues from our Entertainment and Publishing Groups.

      Segment income decreased $0.6 million for the quarter and $8.6 million for the nine-month period primarily due to lower income from our Entertainment Group, partially offset by lower Corporate Administration and Promotion expense.

      Operating results decreased $6.9 million for the quarter and $15.5 million for the nine-month period. This was due to the lower segment income, provisions of $2.9 million for a receivable and $1.2 million for archival material during the current year quarter and nine-month period and restructuring expenses of $2.2 million for the current year quarter and $2.8 million for the current year nine-month period.

      Net losses were $5.2 million and $10.4 million for the current year quarter and nine-month period, respectively, compared to net income of $2.6 million and $6.0 million in the respective prior year periods. The changes in results were primarily due to the lower operating results previously discussed and lower investment income.

ENTERTAINMENT GROUP

      The following discussion focuses on the revenues and profit contribution before programming amortization and online content expenses of each of our Entertainment Group businesses.

      Revenues from our domestic TV networks decreased $3.0 million, or 18%, for the quarter and $13.0 million, or 22%, for the nine-month period, and profit contribution decreased $0.7 million for the quarter and $8.3 million for the nine-month period. Playboy TV monthly subscription revenues increased for the quarter and nine-month period. Pay-per-view revenues were lower for the quarter and nine-month period, reflecting the continued migration from linear networks to the more competitive video-on-demand platform. Results for the current year quarter and the prior year nine-month period reflected unfavorable variances related to previously estimated revenues. The sale of our Los Angeles production facility assets in the prior quarter resulted, as expected, in lower revenues but increased profit contribution for the quarter and nine-month period.

      International TV revenues decreased $2.5 million, or 17%, for the quarter and $1.9 million, or 4%, for the nine-month period. Profit contribution decreased $2.2 million for the quarter and $1.1 million for the nine-month period. The quarter and nine-month period reflected lower revenues from our U.K. networks and unfavorable foreign currency exchange rate fluctuations, partially offset by lower costs coupled with growth in our other European networks.

      Online/mobile revenues decreased $4.5 million, or 29%, for the quarter and $8.2 million, or 18%, for the nine-month period, and profit contribution decreased $1.3 million for the quarter and $3.2 million for the nine-month period. Our online websites are in the midst of a major infrastructure overhaul and redesign effort, which we anticipate to be substantially completed in early 2009. We believe that this will increase traffic, resulting in higher revenues and profit contribution from the online business. During this transition, we expect lower revenues and profit contribution. Additionally, our Playboy and BUNNYshop e-commerce and catalog businesses were outsourced to eFashion
Solutions, LLC, resulting as planned with lower revenues but higher profit contribution for the quarter and nine-month period.

      Revenues from other businesses decreased $1.4 million, or 58%, for the quarter and $1.9 million, or 33%, for the nine-month period, and profit contribution decreased $1.1 million for the quarter and was flat for the nine-month period. This resulted primarily from the receipt of a license fee in the prior year quarter related to our production company, Alta Loma Entertainment, and lower DVD sales, offset by lower costs for these businesses. In response to declines in the worldwide DVD market, we plan to exit this business in phases and focus our distribution strategies on digital.

      The group's administrative expenses decreased $1.5 million, or 33%, for the quarter and $1.1 million, or 8%, for the nine-month period due in part to lower legal expenses.

      Programming amortization and online content expenses increased $0.6 million, or 6%, for the quarter and were flat for the nine-month period.

      Segment income for the group decreased $4.4 million, or 61%, for the quarter and $11.5 million, or 61%, for the nine-month period due to the results previously discussed.

PUBLISHING GROUP

      Domestic magazine revenues decreased $1.4 million, or 8%, for the quarter and $6.6 million, or 12%, for the nine-month period, reflecting weak industry dynamics. Subscription revenues decreased $0.4 million, or 4%, for the quarter and $1.8 million, or 6%, for the nine-month period primarily due to 3% and 5% fewer copies served, respectively. Newsstand revenues were flat for the quarter and decreased $1.3 million, or 22%, for the nine-month period on 23% fewer copies sold. Advertising revenues decreased $1.0 million, or 16%, for the quarter and $3.5 million, or 19%, for the nine-month period. The quarter and nine-month period reflected 11% and 9% fewer advertising pages compared to the respective prior year periods due in part to the loss of a major advertiser, coupled with 5% and 11% decreases in average net revenue per page, respectively, largely due to lowering our rate base effective with the January 2008 issue. Advertising sales for the 2008 fourth quarter magazine issues are closed, and we expect to report approximately 17% lower advertising revenues and 3% fewer advertising pages compared to the 2007 fourth quarter.

      On a combined basis, Playboy print and online advertising revenues decreased $0.7 million, or 9%, for the quarter and $2.5 million, or 12%, for the nine-month period.

      International magazine revenues were flat for the quarter and increased $0.4 million, or 7%, for the nine-month period. The increase was primarily due to the Russian and German editions.

      Special editions and other revenues were flat for the quarter and decreased $0.4 million, or 5%, for the nine-month period. The decrease was due mainly to 15% fewer special editions newsstand copies sold, partially offset by a $1.00 cover price increase effective with the July 2007 issues.

      Segment loss for the group was flat for the quarter and increased $0.3 million, or 4%, for the nine-month period as the previously discussed revenue declines for the quarter were offset by lower manufacturing, subscription collection and editorial costs, while the revenue declines for the nine-month period were mostly offset by lower manufacturing, editorial, post-employment benefit and subscription collection costs.

LICENSING GROUP

      Licensing Group revenues increased $0.3 million, or 2%, for the quarter and were flat for the nine-month period. The current year quarter and nine-month period reflected higher consumer products royalties, principally from Southeast Asia and Latin America. The nine-month period reflected $1.6 million of lower sales of original art compared to the prior year period. Revenues for the group increased 5% for the nine-month period excluding the original art sales.

      The group's segment income increased $0.4 million, or 5%, for the quarter and was flat for the nine-month period due to the changes in revenues discussed above.

CORPORATE ADMINISTRATION AND PROMOTION

      Corporate Administration and Promotion expenses decreased $3.3 million, or 42%, for the quarter and $3.3 million, or 16%, for the nine-month period, largely due to lower compensation-related and other benefits, trademark defense and marketing expenses.

RESTRUCTURING EXPENSE

      In the third quarter of 2008, we developed a restructuring plan that is expected to result in lower overhead costs. As a result of this plan, we recorded a charge of $2.3 million related to costs associated with a workforce reduction of 55 employees, most of whose jobs will be eliminated in the fourth quarter of 2008. We also eliminated approximately 25 open positions. Payments under this plan will begin in the fourth quarter of 2008 and will be substantially completed by the end of 2009 with some payments continuing into 2010.

      In 2007, we implemented a plan to outsource our e-commerce and catalog businesses, to sell the assets related to our Los Angeles production facility and to eliminate office space obtained in the acquisition of Club Jenna, Inc. and related companies. As a result of this restructuring plan, we recorded a reserve of $0.4 million for costs associated with a workforce reduction of 28 employees. During the nine-month period ended September 30, 2008, as part of this restructuring plan, we recorded an additional reserve of $0.6 million for contract termination fees and expenses.

      Total  costs  of   approximately   $13.5  million  for  our  prior  years'
restructuring plans were paid through September 30, 2008, $1.0 million of which was paid during the nine-month period ended September 30, 2008.

NONOPERATING EXPENSE

      Nonoperating expense increased $0.5 million, or 89%, for the quarter and $0.6 million, or 22%, for the nine-month period primarily due to the loss of investment income from investments sold in the current year.

INCOME TAX EXPENSE

      Income tax expense of $1.4 million for the current year quarter and $3.6 million for the nine-month period increased from $1.0 million and $3.3 million in the respective prior year periods due to higher foreign withholding tax and prior period refunds.

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

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2008, we had $25.4 million in cash and cash equivalents compared to $20.6 million in cash and cash equivalents at December 31, 2007. During the nine-month period ended September 30, 2008, we sold at par all of our $6.0 million of auction rate securities, or ARS, which were included in marketable securities and short-term investments at December 31, 2007. Financing obligations were $115.0 million at both September 30, 2008 and December 31, 2007.

      At September 30, 2008, cash generated from our operating activities, existing cash and cash equivalents and marketable securities and short-term investments were fulfilling our liquidity requirements. We also have a $50.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both. At September 30, 2008, there were no borrowings under this facility and $1.1 million in letters of credit outstanding, resulting in $48.9 million of available borrowings. If the global economic weakness that resulted from recent disruptions in the broad financial markets were to deteriorate or be prolonged for an extended period, it could impact our profitability and related cash generation capability. See Part II,
Item 1A. "Risk Factors" for more information.

DERIVATIVE INSTRUMENTS

      We hedge the variability of forecasted cash receipts related to royalty payments denominated in yen and euro with derivative instruments. These royalties are hedged with forward contracts for periods not exceeding 12 months. The fair value and carrying value of our forward contracts are not material. For the nine-month period ended September 30, 2008, hedges deemed to be ineffective due to us not being able to exactly match the settlement date of the hedges to the receipt of these royalty payments resulted in immaterial losses.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities for the nine-month period ended September 30, 2008 was $0.8 million, compared to $23.5 million in the prior year period. This decrease was primarily due to the operating results discussed earlier combined with decreases in accounts payable, partially offset by decreases in prepaid expenses and other current assets and investments in entertainment programming.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash provided by investing activities for the nine-month period ended September 30, 2008 was $7.1 million, compared to net cash used for investing activities of $16.6 million in the prior year period. This change reflected net proceeds of $5.1 million related to the April 2008 sale of our Los Angeles production facility assets. The net cash provided during the current year period also reflected $9.9 million of proceeds primarily reflecting the sale of our ARS and the liquidation of a portion of our investment in an enhanced cash portfolio, compared to net purchases of investments of $9.8 million in the prior year period.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities for the nine-month period ended September 30, 2008 was $2.4 million, a decrease of $5.6 million compared to the prior year period. The decrease reflected $2.5 million of acquisition liabilities payments during the current year period compared to $7.9 million of acquisition liabilities payments in the prior year period.

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS

      The negative effect of foreign currency exchange rates on our cash and cash equivalents during the nine-month period ended September 30, 2008 of $0.7 million was due to the strengthening of the U.S. dollar against the pound sterling and euro; the positive effect of foreign currency exchange rates on our cash and cash equivalents during the nine-month period ended September 30, 2007 of $0.4 million was a result of the weakening of the U.S. dollar against the pound sterling and euro.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, or Statement
162. Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. Statement 162 becomes effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of Statement 162 to impact our future results of operations or financial condition.

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

      In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. We are required to adopt FSP FAS 142-3 prospectively for intangible assets acquired on or after January 1, 2009. Intangible assets acquired prior to January 1, 2009 are not affected by the adoption of FSP FAS 142-3.

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

      In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, or Statement 160. Statement 160 clarifies that a noncontrolling interest (previously referred to as minority interest) in a subsidiary is an ownership interest in a consolidated entity that should be reported as a component of equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We are required to adopt Statement 160 at the beginning of 2009. We are currently evaluating the impact, if any, of adopting Statement 160 on our future results of operations and financial condition.

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

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157, which provides enhanced guidance for using fair value to measure assets and liabilities. We adopted Statement 157 on January 1, 2008, as required for our financial assets and liabilities. However, FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of Statement 157 to the beginning of 2009 for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the adoption of Statement 157 for our nonfinancial assets and liabilities to have a significant impact on our future results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to certain market risks, including changes in foreign currency exchange rates. There was no material change in our exposure to such fluctuations during the nine-month period ended September 30, 2008. Information regarding market risks as of December 31, 2007 is contained in Item 7A. "Quantitative And Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

      At September 30, 2008, we did not have any floating interest rate exposure. As of that date, all of our outstanding debt consisted of 3.00% convertible senior subordinated notes due 2025, or convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes is influenced by changes in market interest rates, the share price of our Class B common stock and our credit quality. At September 30, 2008, the convertible notes had an implied fair value of $79.4 million.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas, against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998, due to EC's failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI's cross-claim was that it was the assignee of EC's right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and approximately $0.3 million for lost profits, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions  and we  vigorously  pursued an appeal  with the State  Appellate  Court sitting in Corpus Christi challenging the verdict. We posted a bond in the amount of approximately $9.4 million, which represented the amount of the judgment, costs and estimated pre- and post-judgment interest, in connection with the appeal. On May 25, 2006, the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of the plaintiffs' claims and remanded the remaining claims for a new trial. On July 14, 2006, the plaintiffs filed a motion for rehearing and en banc reconsideration, which we opposed. On October 12, 2006, the State Appellate Court denied plaintiffs' motion. On December 27, 2006, we filed a petition for review with the Texas Supreme Court. On January 25, 2008, the Texas Supreme Court denied our petition for review. On February 8, 2008, we filed a petition for rehearing with the Texas Supreme Court. On May 16, 2008, the Texas Supreme Court denied our motion for rehearing. The posted bond has been canceled and the remaining claims will be retried. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be obtained. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, or Statement 5, no liability has been accrued.

      On April 12, 2004, J. Roger Faherty, or Faherty, filed suit in the United States District Court for the Southern District of New York against Spice Entertainment Companies, or Spice, Playboy Enterprises, Inc., or Playboy, Playboy Enterprises International, Inc., or PEII, D. Keith Howington, Anne Howington and Logix Development Corporation, or Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice with respect to defense costs and liabilities incurred by Faherty in the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or the Logix litigation. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22.5 million in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. Faherty filed post-trial motions for a judgment notwithstanding the verdict and a new trial, but these motions were both denied on or about September 21, 2004. On October 20, 2004, Faherty filed a notice of appeal from the verdict. As a result of rulings by the California Court of Appeal and the California Supreme Court as recently as February 13, 2008, Logix's recovery against Faherty has been reduced significantly, although certain portions of the case have been set for a retrial. In light of these rulings, however, when coupled with any offset as a result of the settlement of the Logix litigation, any ultimate net recovery by Logix against Faherty will be severely reduced and might be entirely eliminated. In consideration of this appeal, Faherty and Playboy have agreed to continue a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York through the end of December 2008. In late June 2008, plaintiffs in the Logix litigation filed a motion in the trial court seeking to amend a $40.0 million judgment previously entered on consent against defendant Emerald Media Inc., or EMI, seeking to add Faherty as a judgment debtor. In the event Faherty's indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with Statement 5, no liability has been accrued.

ITEM 1A. RISK FACTORS

      For a detailed discussion of factors that may affect our performance,  see
Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

      Changes in economic conditions could adversely affect the profitability of our business.

      The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of commercial and consumer credit. This current decrease and any future decrease in economic activity in the U.S. or in other regions of the world in which we do business could significantly and adversely affect our results of operations and financial condition. This contraction could cause a decline in spending by consumers and advertisers and reduce demand for our products, thereby reducing our revenues and earnings. In addition, we currently fulfill a portion of our liquidity requirements from operating cash flows. Our ability to generate cash flows to meet these requirements could be adversely affected by a continued decline in economic conditions.

      Adverse securities and credit market conditions may significantly affect our ability to access the capital and credit markets and could harm our financial position.

      The securities and credit markets have been experiencing extreme volatility and disruption. In some cases, the markets have limited the availability of funds and increased the costs associated with issuing debt instruments. Our access to additional financing will depend on a variety of factors, such as these market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to our industry and our credit ratings. If any of these events were to occur, our internal sources of liquidity may prove to be insufficient, and, in such case, we may not be able to obtain additional financing on favorable terms, which could have an impact on our ability to refinance credit facilities or maturing debt or to react to changing economic and business conditions.

ITEM 6. EXHIBITS

Exhibit Number                          Description
--------------                          -----------

10.1 First Amendment to the Playboy Enterprises, Inc. Deferred Compensation Plan as amended and restated January 1, 2005

10.2 First Amendment to the Playboy Enterprises, Inc. Board of Directors' Deferred Compensation Plan as amended and restated January 1, 2005

10.3 First Amended and Restated Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Plan for Non-Employee Directors effective as of September 17, 2008

10.4 Third Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan as amended and restated as of September 17, 2008

10.5 Second Amended and Restated 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc. as amended and restated as of September 17, 2008

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                        PLAYBOY ENTERPRISES, INC.
                                        -------------------------
                                                 (Registrant)


Date:    November 7, 2008               By  /s/ Linda Havard
         ----------------                   ----------------
                                            Linda G. Havard
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (Authorized Officer and
                                            Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                           Description
--------------                           -----------

10.1 First Amendment to the Playboy Enterprises, Inc. Deferred Compensation Plan as amended and restated January 1, 2005

10.2 First Amendment to the Playboy Enterprises, Inc. Board of Directors' Deferred Compensation Plan as amended and restated January 1, 2005

10.3 First Amended and Restated Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Plan for Non-Employee Directors effective as of September 17, 2008

10.4 Third Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan as amended and restated as of September 17, 2008

10.5 Second Amended and Restated 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc. as amended and restated as of September 17, 2008

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32    Certification  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002