Form 10-Q/A
period 2007-09-30
PLAYBOY ENTERPRISES INC
filed 2009-02-20
CIK 1072341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-14790

Playboy Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4249478
(State of incorporation)	(I.R.S. Employer Identification Number)

680 North Lake Shore Drive Chicago, IL	60611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 751-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑N

At October 31, 2007, there were 4,864,102 shares of Class A common stock and 28,396,416 shares of Class B common stock outstanding.

Explanatory Note

Playboy Enterprises, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “Form 10-Q”) as an exhibit-only filing in response to comments received from the Staff of the Securities and Exchange Commission regarding a confidential treatment application the Company made for certain portions of Exhibits 10.1 and 10.3 to the Form 10-Q. This Amendment No. 1 to the Form 10-Q is being filed solely to amend Item 6(a) to re-file such exhibits. The re-filed exhibits disclose portions of the exhibits that had previously been redacted pursuant to an application for confidential treatment.

This Amendment No. 1 to the Form 10-Q does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Except as described above, no other modifications or changes have been made to the Form 10-Q as originally filed or the exhibits filed therewith. Other events occurring after the filing of the Form 10-Q or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q.

ITEM 6.     EXHIBITS

Exhibit Number	Description

10.1
Sixth Amendment to the Amended and Restated Credit Agreement, dated September 28, 2007, among PEI Holdings, Inc., as borrower, and Bank of America, N.A., as Agent, and the other lenders from time to time party thereto.

10.2#	Third Amendment to October 22, 1997 Playboy Magazine Printing and Binding Agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc. dated July 30, 2007

10.3*	Amended and Restated Agreement, made as of August 1, 2007, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., and DirecTV, Inc.

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.

#	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 20, 2009	PLAYBOY ENTERPRISES, INC.

	By:	/s/ Linda G. Havard
Linda G. Havard
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Sixth Amendment to the Amended and Restated Credit Agreement, dated September 28, 2007, among PEI Holdings, Inc., as borrower, and Bank of America, N.A., as Agent, and the other lenders from time to time party thereto.

10.2#	Third Amendment to October 22, 1997 Playboy Magazine Printing and Binding Agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc. dated July 30, 2007

10.3*	Amended and Restated Agreement, made as of August 1, 2007, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., and DirecTV, Inc.

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.

#	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.