Form 10-Q/A
period 2008-03-31
PLAYBOY ENTERPRISES INC
filed 2009-02-20
CIK 1072341

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

Explanatory Note

Playboy Enterprises, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (the “Form 10-Q”) as an exhibit-only filing in response to comments received from the Staff of the Securities and Exchange Commission regarding a confidential treatment application the Company made for certain portions of Exhibits 10.1 and 10.2 to the Form 10-Q. This Amendment No. 1 to the Form 10-Q is being filed solely to amend Item 6(a) to re-file such exhibits. The re-filed exhibits disclose portions of the exhibits that had previously been redacted pursuant to an application for confidential treatment.

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

10.2*	Content License, Marketing and Sales Agreement, dated January 15, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC

10.3#	First Amendment, effective February 2, 2008, to the Content License, Marketing and Sales Agreement, dated January 15, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.

#	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

10.2*	Content License, Marketing and Sales Agreement, dated January 15, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC

10.3#	First Amendment, effective February 2, 2008, to the Content License, Marketing and Sales Agreement, dated January 15, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.

#	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.