Form 10-Q/A
period 2008-06-30
PLAYBOY ENTERPRISES INC
filed 2009-02-20
CIK 1072341

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

Explanatory Note

Playboy Enterprises, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “Form 10-Q”) as an exhibit-only filing in response to comments received from the Staff of the Securities and Exchange Commission regarding a confidential treatment application the Company made for certain portions of Exhibit 10.2 to the Form 10-Q. This Amendment No. 1 to the Form 10-Q is being filed solely to amend Item 6(a) to re-file such exhibit. The re-filed exhibit discloses portions of the exhibit that had previously been redacted pursuant to an application for confidential treatment.

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

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1*#	Sublease Agreement dated April 1, 2008 between Broadcast Facilities, Inc. and Playboy Entertainment Group, Inc.

10.2*	Services Agreement dated April 1, 2008 between Broadcast Facilities, Inc. and Playboy Entertainment Group, Inc.

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.

#	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 20, 2009	PLAYBOY ENTERPRISES, INC.

	By:	/s/ Linda G. Havard
Linda G. Havard
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*#	Sublease Agreement dated April 1, 2008 between Broadcast Facilities, Inc. and Playboy Entertainment Group, Inc.

10.2*	Services Agreement dated April 1, 2008 between Broadcast Facilities, Inc. and Playboy Entertainment Group, Inc.

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.

#	Previously filed with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.