Form 10-K
period 2008-12-31
PLAYBOY ENTERPRISES INC
filed 2009-03-13
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

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
           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
              Title of each class                        which registered
-----------------------------------------------   ------------------------------
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

Large accelerated filer [ ]             Accelerated filer [X]
Non-accelerated filer [ ]               Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of Class A Common Stock held by nonaffiliates on June 30, 2008 (based upon the closing sale price on the New York Stock Exchange) was $7,308,922. The aggregate market value of Class B Common Stock held by nonaffiliates on June 30, 2008 (based upon the closing sale price on the New York Stock Exchange) was $100,430,884.

At February 27, 2009, there were 4,864,102 shares of Class A Common Stock and 28,539,827 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part II. Item 5 and Part III. Items 10-14 of this report is incorporated herein by reference to the Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2009.

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

(4) Further changes in general economic conditions, consumer spending habits, viewing patterns, fashion trends or the retail sales environment, which, in each case, could reduce demand for our programming and products and impact our advertising and licensing revenues;

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

(9) Further competition for advertisers from other publications, media or online providers or any decrease in spending by advertisers, either generally or with respect to the adult male market;

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

(15) Failure to maintain our agreements with multiple system operators, or MSOs, and direct-to-home, or DTH, operators on favorable terms, as well as any decline in our access to and acceptance by DTH and/or cable systems and the possible resulting deterioration in the terms, cancellation of fee arrangements, pressure on splits or adverse changes in certain minimum revenue amounts with operators of these systems;

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

(22) Risks associated with the viability of our subscription, on-demand, ad-supported and e-commerce Internet models; and

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

                            PLAYBOY ENTERPRISES, INC.
                         2008 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business                                                              5
Item 1A. Risk Factors                                                         13
Item 1B. Unresolved Staff Comments                                            21
Item 2.  Properties                                                           21
Item 3.  Legal Proceedings                                                    22
Item 4.  Submission of Matters to a Vote of Security Holders                  23

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                    24
Item 6.  Selected Financial Data                                              25
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                27
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           42
Item 8.  Financial Statements and Supplementary Data                          42
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 70
Item 9A. Controls and Procedures                                              70
Item 9B. Other Information                                                    72

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance               73
Item 11. Executive Compensation                                               73
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                      73
Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         73
Item 14. Principal Accounting Fees and Services                               73

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules                           74

                                     PART I

Item 1. Business
----------------

      Playboy Enterprises, Inc., together with its subsidiaries and predecessors, is referred to in this Annual Report on Form 10-K by terms such as "we," "us," "our," "Playboy" and the "Company," unless the context requires otherwise. We were organized in 1953 to publish Playboy magazine and are now a media and lifestyle company marketing the Playboy brand through a wide range of multimedia properties and licensing initiatives. The Playboy brand is one of the most widely recognized and popular brands in the world. The strength of our brand drives the financial performance of our media and licensing businesses. Our programming and content are available worldwide on television networks, websites, mobile platforms and radio. Playboy magazine is the best-selling monthly men's magazine in the world based on the combined circulation of the U.S. and international editions. Our licensing business leverages the Playboy name, the Rabbit Head Design and our other trademarks globally on a wide range of consumer products, Playboy-branded retail stores and entertainment venues.

      Our businesses are organized into the following three reportable segments:
Entertainment, Publishing and Licensing. Net revenues, income and loss before income taxes, depreciation and amortization and identifiable assets of each reportable segment are set forth in Note (U), Segment Information, to the Notes to Consolidated Financial Statements.

      Our trademarks, copyrights and domain names are critical to the success and potential growth of all of our businesses. Our trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, the Rabbit Head Design, Playmate and Spice.

ENTERTAINMENT GROUP

      Our Entertainment Group operations include the production, marketing and sales of programming under the Playboy, Spice and other brand names, which are distributed through various channels, including domestic and international TV, Internet, wireless and satellite radio. Also included is e-commerce, a business we completed outsourcing in 2008.

Programming

      Our Entertainment Group develops, produces, acquires and distributes a wide range of high-quality lifestyle and adult television programming for our domestic and international TV networks, pay-per-view, or PPV, subscription pay-per-month, or PPM, video-on-demand, or VOD, subscription video-on-demand, or SVOD, subscription package, or Tier, and has also historically produced and distributed content for worldwide DVD products. In late 2008, we made the strategic decision to exit the DVD business due to the rapid decline in that format and focus our distribution strategies on digital. Our proprietary productions include magazine-format shows, reality-based and dramatic series, documentaries, live events and celebrity and Playmate programs. Our programming is featured in a variety of formats, enabling us to leverage our programming costs over multiple distribution platforms. We have produced a number of shows that air on the domestic and international Playboy TV networks and are distributed internationally in countries where we do not have networks. Our original series programming includes Foursome, Money Talks, Naughty Amateur Home Videos, Search for the Perfect Girlfriend and 69 Sexy Things to Do Before You Die. Additionally, we develop, co-produce and/or license shows and series to air on third-party networks, including The Girls Next Door on E! Entertainment Television, and mainstream motion pictures, including The House Bunny and Miss March.

      We invest in the creation and acquisition of high-quality, adult-oriented programming to support our worldwide entertainment businesses. We invested $30.2 million, $34.4 million and $36.7 million in entertainment programming in 2008, 2007 and 2006, respectively, with the largest portion of the investment focused on Playboy TV. At December 31, 2008, our domestic library of primarily exclusive, Playboy-branded original programming for broadcasting on Playboy TV worldwide totaled approximately 3,500 hours. In addition to investing in original productions, we also acquire high-quality adult movies in various editing standards. A majority of the programming that airs on our Spice Digital Networks is licensed, on an exclusive basis, from third parties. We will continue to both produce and acquire original programming with a heavier emphasis on producing content for delivery on multiple electronic delivery platforms, including both long- and short-form programming. In addition to utilizing some of our proprietary programming for wireless and for our websites, we invested $7.0 million, $5.6 million and $5.0 million in content specifically for online and wireless initiatives in 2008, 2007 and 2006, respectively.

      Our programming is delivered to direct-to-home, or DTH, and cable operators through satellite transponders and outside content processors. We have two international transponder service agreements, the terms of which extend through 2009. We are in active negotiations with several providers for these services when the current agreements expire and expect there to be no interruption of service. In April 2008, we entered into a services agreement with Broadcast Facilities, Inc., or BFI, under which BFI provides us with certain satellite transmission and other related services (including compression, uplink and playback) for our domestic cable channels. The agreement continues for an initial term of five years, after which we may renew the agreement for an additional three years.

Domestic TV

      We currently operate the domestic TV networks Playboy TV, Playboy TV en Espanol and the Spice Digital Networks.

      Our flagship service is Playboy TV, with a programming mix that includes a variety of originally produced and exclusively licensed content.

      Playboy TV en Espanol is a Spanish language network. It shares some content with our domestic Playboy TV network and also includes locally produced, proprietary Spanish-language and other original Spanish-language content.

      Spice Digital Networks feature adult movies under exclusive licenses from leading adult studios and from our other original productions. These adult movie networks offer a distinct thematic focus and are available in a variety of editing standards.

      Our domestic TV content is distributed primarily through cable, e.g., Comcast and Time Warner Cable; DTH, e.g., DirecTV and EchoStar; and telephone companies, or Telcos, e.g., Verizon and AT&T, which distribute television via phone and/or fiber-optic lines. Each of the distributors controls the marketing and pricing to consumers.

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

      Our TV networks are available either as linear channels or as part of a VOD service. Our linear channels, offered on cable, DTH and Telco platforms, are television networks with regularly scheduled content distributed through a single network feed to all homes at the same time. VOD and SVOD, which are available on cable and Telco platforms, make content available to the consumer through a television interface at any time the consumer chooses to view it. In recent years, cable operators have shifted to digital technology and more recently begun moving away from linear PPV to VOD in an effort to conserve bandwidth and meet consumer needs for on-demand programming. We transmit exclusively in digital, and the vast majority of delivery to consumers is via digital technology.

      Playboy TV is the only adult television network available on all major DTH services in both the United States and Canada.

      As VOD supplants traditional linear networks, we are seeking to establish a differentiable position in this technology by leveraging the power of our brands, our large library of original programming and our relationships with leading adult studios, while at the same time recognizing that we are operating in a far more fragmented and competitive marketplace with lower costs of entry.

      Our revenues generally reflect our contractual percentage of the retail price paid by consumers directly to the system operators. Channel space for our networks and VOD product is determined at each distributor's corporate level as part of our distributor negotiations; however, in some cases, we negotiate terms at the corporate level with distribution at the system level. Our agreements with cable and DTH operators are renewed or renegotiated from time to time in the ordinary course of business. In some cases, following the expiration of an agreement, the respective operator and we agree to continue to operate under the terms of the expired agreement until a new agreement is negotiated. In any event, our agreements with distributors generally may be terminated on short notice without penalty.

International TV

      We currently own and operate or license Playboy-, Spice- and locally-branded TV networks in the United Kingdom, which are further distributed through DTH and cable throughout greater Europe. Additionally, we have branded TV networks in Australia, France, Germany, Hong Kong, New Zealand, South Korea and Turkey. Also, through joint ventures, we have minority equity interests in TV networks in Latin America, Iberia and Japan. These international networks, which are generally available on both a PPV and PPM basis, principally carry U.S.-originated content, which is subtitled or dubbed and complemented by local content. We also license individual programs from our extensive library to broadcasters internationally.

      We own a 19.0% interest in Playboy TV-Latin America, LLC, or PTVLA, a joint venture with Claxson Interactive Group, Inc., or Claxson, which operates Playboy TV networks as well as a local adult service called Venus, in Latin America and Iberia. PTVLA also operates Lifestyle TV, a male targeted, ad-supported basic cable channel with a mix of locally produced and acquired content with no nudity. In these markets, PTVLA has the exclusive right to use content from the Playboy library. PTVLA also has an agreement with Turner Broadcasting System Latin America, Inc., or Turner, to exclusively distribute all PTVLA owned and operated services and to sell advertising on Lifestyle TV. Turner bundles PTVLA channels with their existing services, including Cartoon Network, CNN and TNT. PTVLA pays Turner a distribution fee. In addition, PTVLA has a joint venture with Globomedia S.A., or GLOBO, to own and operate adult TV services in Brazil. PTVLA owns a 40% interest in the joint venture and GLOBO owns 60%. In addition, PTVLA has contributed non-branded adult content for use in DVD distribution and online and mobile markets in Brazil.

      While Claxson has management control, we have significant management influence on our joint venture. We provide both programming and the use of our trademarks directly to PTVLA in return for 17.5% of the venture's net revenues with a guaranteed annual minimum. The term of the program supply and trademark agreement for PTVLA expires in 2022, unless terminated earlier in accordance with the terms of the agreement. PTVLA provides the feed for Playboy TV en Espanol and we pay PTVLA a 20% distribution fee for that feed based on the network's net revenues in the U.S. We have an option to purchase up to an additional 30.9%, or buy-up option, of PTVLA at fair market value through December 23, 2022. In addition, we have the option to purchase the remaining 50.1% of PTVLA at fair market value, exercisable at any time during the period beginning December 23, 2012, and ending December 23, 2022, so long as we have previously or concurrently exercised the buy-up option. We have the option to pay the purchase price for the buy-up option in cash, shares of our Class B common stock, or Class B stock, or a combination of both. However, if we exercise both options concurrently, we must use cash to acquire the 81.0% of PTVLA that we do not own.

      We also own a 19.9% interest in Playboy Channel Japan, which operates Playboy Channel and Channel Ruby, a local adult service.

      We seek the most appropriate and profitable manner in which to build on the Playboy brand in each international market. In addition, we seek to build our Spice and other local brands as well as leverage our infrastructure and costs among our networks by combining operations where practicable, through innovative programming and scheduling, through joint programming acquisitions and by coordinating and sharing marketing activities and materials efficiently throughout the territories in which our programming is aired. We also look to develop and establish relationships with international production companies on a local level in order to create original international product for distribution to our various owned and licensed networks.

Online/Mobile

      We operate various subscription-based and free websites under our Playboy and other brands. We outsource e-commerce businesses to third parties.

      Our online websites are in the midst of a major infrastructure overhaul and redesign effort, which we anticipate to be substantially completed in the first half of 2009.

      Our free website, Playboy.com, offers original content leveraging Playboy magazine's editorial assets and opportunities to increase online advertising sales. Additionally, the free area of the website is designed with a goal of converting visitors to purchasers by directing them to our subscription offering.

      Our largest subscription website, Playboy Cyber Club, offers access to over 100,000 photos and videos and offers members the ability to see Playmates, an assortment of celebrity content and special "online only" features, including our franchises of "Cyber Girls" and "Coeds" and an extensive archive of Playboy magazine interviews. The other Playboy-branded clubs include broadband video-specific membership clubs, solely offering high-quality video, and a thematic, searchable pictorial and video club.

      We offer websites branded under the Playboy, Spice and other brands. These websites are available on a monthly, VOD and/or SVOD basis.

      We also distribute our branded content internationally via the Internet and wireless platforms. We have significant traffic from international users on our owned and operated websites, Playboy.com and Playboy.co.uk, that results in customers for our other products and services. Additionally, we have websites in other countries, some of which were created in conjunction with our international magazine partners that feature a blend of original, local-edition Playboy magazine and U.S. and U.K. websites' content. We also have licensees that distribute our content on the wireless platform internationally. Demand for wireless content is increasing as technology and consumer adoption continue to grow. Our current offerings include graphical images, video clips, mobile television, ringtones and games. We also create integrated cross-platform mobile marketing and promotions to leverage opportunities across our businesses.

      The Playboy-branded e-commerce websites, PlayboyStore.com and ShopTheBunny.com, combined with their respective Playboy and BUNNYshop Catalogs, offer customers the ability to purchase Playboy-branded fashions, calendars, DVDs, jewelry, collectibles, back issues of Playboy magazine and special editions, as well as select non-Playboy-branded products. We outsourced these businesses to a third party in early 2008 while retaining significant creative control. This outsourcing arrangement allows us to earn a high-margin and profitable royalty on sales with a minimum guarantee. Our Spice-branded e-commerce website, SpiceTVStore.com, and the Spice Catalog were outsourced in 2006 and we continue to earn a royalty on product sales.

Other Businesses

      Playboy Radio is a 24-hour Playboy-branded radio channel available on SIRIUS Satellite Radio. The channel features new and exclusive Playboy content and leverages our entertainment assets by expanding our audience of Playboy consumers to the satellite radio platform.

      Alta Loma Entertainment functions as a mainstream production company. It leverages our assets, including editorial material and the Playboy brand, as well as icons such as the Playmates, the Playboy Mansion and Hugh M. Hefner, our Editor-In-Chief and Chief Creative Officer, or Mr. Hefner, to develop, co-produce and/or license original programming, such as the top-rated The Girls Next Door on E! Entertainment Television, and motion pictures, such as The House Bunny and Miss March.

Competition

      Competition among television programming providers is intense for both channel space and viewer spending. Our competition varies in both the type and quality of programming offered, but consists primarily of other premium pay services, such as general-interest premium channels and other adult movie pay services. We compete with other pay services as we attempt to obtain or renew carriage with DTH operators and cable affiliates; negotiate fee arrangements; negotiate for VOD and SVOD rights; and market our programming to consumers through these operators. Over the past several years, all of the competitive factors described above have adversely impacted us, as has consolidation among cable systems, which has resulted in fewer, but larger, operators. The availability of, and price pressure from, more explicit content on the Internet and more pay television options, both mainstream and adult, also present a significant competitive challenge.

      As a result of VOD's lower cost of entry for programmers compared to linear networks and capacity constraints disappearing, operators are focusing on VOD and eliminating linear networks. The market has therefore become significantly more competitive, resulting in a decrease in our overall shelf space. We encourage distributors to increase their efforts to market the full range of Playboy PPV, VOD, SVOD and PPM platforms to consumers with particular emphasis on the value of PPM. Our strategy with respect to Spice is to improve access to our content while being increasingly cost conscious.

      We also face competition in international markets from both the availability and prevalence of adult content on free television, specifically in Europe, as well as competitive pay services. As in the U.S., there are often low costs of entry, which yield increasing competition, especially from companies in Asia and parts of Europe providing local content as opposed to dubbed U.S. programming.

      Playboy's online business and the Internet in general are highly competitive. Playboy's online properties compete with other Internet sites for users and for advertisers, and in particular our premium online clubs compete for paying subscribers with other premium online providers. Factors that affect our ability to compete online include the quality of our content, the overall usability of our websites, the relative ranking of our websites in the major online search engines, the efficacy of our sales and marketing efforts, and the recognition, perception and consideration of our brands. Playboy develops new features, functionality and technology around these factors to remain competitive and to keep users engaged with Playboy's online properties.

PUBLISHING GROUP

      Our Publishing Group operations include the publication of Playboy magazine, special editions and other domestic publishing businesses, including books and calendars, and the licensing of international editions of Playboy magazine.

Domestic Magazine

      Founded by Mr. Hefner in 1953, Playboy magazine plays a key role in driving the continued popularity and recognition of the Playboy brand. Playboy magazine is the best-selling monthly men's magazine in the world based on the combined circulation of the U.S. and international editions. In 2008, circulation of the U.S. edition was approximately 2.6 million copies monthly, while the combined average circulation of the 26 licensed international editions was approximately 0.9 million copies monthly. According to fall 2008 data published by the independent market research firm of Mediamark Research, Inc., or MRI, approximately one in every 10 men in the United States aged 18 to 34 reads the U.S. edition of Playboy magazine.

      Playboy magazine is a general-interest magazine, targeted to men, with a reputation for excellence founded on its high-quality photography, entertainment, humor, cartoons and articles on current issues, interests and trends. Playboy magazine consistently includes in-depth, candid interviews with high-profile political, business, entertainment and sports figures, pictorials of famous women, content by leading authors, and the work of top photographers, writers and artists. Playboy magazine also features lifestyle articles on consumer electronics and other products, fashion and automobiles and covers the worlds of sports and entertainment.

      According to the independent audit agency Audit Bureau of Circulations, or ABC, for the six months ended December 31, 2008, Playboy magazine was the 17th highest-ranking U.S. consumer publication in terms of circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers). Playboy magazine's circulation rate base for the same period was greater than each of Maxim, GQ and Esquire. To better reflect changes in how and where media is consumed and in response to the economic challenges of the changing magazine landscape, we lowered our magazine circulation rate base effective with the January 2008 issue to 2.6 million from 3.0 million.

      Playboy magazine has historically generated approximately two-thirds of its revenues from subscription and newsstand circulation, with the remainder primarily from advertising. Subscription copies represent approximately 93% of total copies sold. According to MRI, the median age of male Playboy magazine readers is 35, with a median annual household income of approximately $59,000, a demographic that we believe is also attractive to advertisers. We also derive revenues from the rental of Playboy magazine's subscriber list.

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

      Playboy magazine is one of the highest priced magazines in the U.S. The basic U.S. newsstand cover price is $5.99 ($6.99 for the December 2008 and January 2009 holiday issues). We generally increase the newsstand cover price by $1.00 when there is a feature of special appeal, and we price test from time to time.

      Playboy magazine targets a wide range of advertisers. The following table sets forth advertising by category, as a percent of total advertising pages, and the total number of advertising pages:

                                      Fiscal Year    Fiscal Year    Fiscal Year
                                            Ended          Ended          Ended
Category                                 12/31/08       12/31/07       12/31/06
-------------------------------------------------------------------------------
Retail/Direct response                         26%            29%            28%
Beer/Wine/Liquor                               25             28             21
Tobacco                                        15             13             13
Automotive and automotive-related              12              6              8
Toiletries/Cosmetics                            6              1              4
Other                                          16             23             26
-------------------------------------------------------------------------------
Total                                         100%           100%           100%
-------------------------------------------------------------------------------
Total advertising pages                       428            460            429
===============================================================================

      We continue to focus on securing new advertisers, including expanding advertising in underserved categories. We publish the U.S. edition of Playboy magazine in 15 advertising editions: one upper income zip-coded, eight regional, two state and four metropolitan editions. All contain the same editorial material but provide targeting opportunities for advertisers. We implemented 4%, 4% and 5% cost per thousand increases in advertising rates effective with the January 2009, 2008 and 2007 issues, respectively.

      Playboy magazine subscriptions are serviced by Communications Data Services, Inc., or CDS. Pursuant to a subscription fulfillment agreement, CDS performs a variety of services, including processing orders or transactions; receiving, verifying, balancing and depositing payments from subscribers;
printing forms and promotional materials; maintaining master files on all subscribers; issuing bills and renewal notices to subscribers; generating labels; resolving customer service complaints as directed by us; and furnishing various reports that enable us to monitor and to account for all aspects of the subscription operations. The term of our subscription fulfillment agreement expires June 30, 2011. Either party may terminate the agreement prior to expiration in the event of material nonperformance by, or insolvency of, the other party. We pay CDS specified fees and charges based on the types and amounts of service performed under the agreement. The fees and charges increase annually based on the consumer price index to a maximum of 6% in one year.

      Domestic distribution of Playboy magazine and special editions to newsstands and other retail outlets is accomplished through Time/Warner Retail Sales and Marketing, or TWRSM. The copies are shipped in bulk to wholesalers, who are responsible for local retail distribution. We receive a substantial cash advance from TWRSM 30 days after the date each issue goes on sale. We recognize revenues from newsstand sales based on estimated copy sales at the time each issue goes on sale and adjust for actual sales upon settlement with TWRSM. Revenue adjustments have not been material. Retailers return unsold copies to wholesalers, who count and then shred the returned copies and report the returns by affidavit. The number of copies sold on newsstands varies from month to month, depending in part on consumer interest in the cover, the pictorials and the editorial features. Our current agreement with TWRSM expires in January 2012.

      Playboy magazine and special editions are printed by Quad/Graphics, Inc., or Quad, at a single site, which ships the products to subscribers and wholesalers. The print runs vary each month based on expected sales and are determined with input from TWRSM. Paper is the principal raw material used in the production of these publications. We use a variety of types of high-quality coated and uncoated papers that are purchased from a number of suppliers around the world.

International Magazine

      We license the right to publish international editions of Playboy magazine in the following 26 countries: Argentina, Brazil, Bulgaria, Colombia, Croatia, the Czech Republic, Estonia, France, Germany, Greece, Hungary, Italy, Lithuania, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Russia, Serbia, Slovakia, Slovenia, Spain, Ukraine and Venezuela.

      Local publishing licensees tailor their international editions by mixing the work of their national writers and artists with editorial and pictorial content from the U.S. edition. We monitor the content of the international editions so that they retain the distinctive style, look and quality of the U.S. edition while meeting the needs of their respective markets. The license agreements vary, but in general are for terms of three to five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are based on both circulation and advertising revenues. The German and Brazilian editions accounted for approximately one-half of our total revenues from international editions in each of 2008, 2007 and 2006.

Special Editions and Other

      We have created media extensions, such as special editions and calendars, which are primarily sold in newsstand outlets. We published 25 special editions in each of 2008, 2007 and 2006, and we expect to publish the same number in 2009. The U.S. newsstand cover price for special editions increased to $10.99 from $9.99 effective with the issues on newsstands in January 2009. We also license rights to third parties to publish books for which we receive royalties.

Competition

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

LICENSING GROUP

      Our Licensing Group operations include the licensing of consumer products carrying one or more of our trademarks and/or images, Playboy-branded retail stores, multifaceted location-based entertainment venues and certain revenue-generating marketing activities.

      We license the Playboy name, the Rabbit Head Design and other images, trademarks and artwork for the worldwide manufacture, sale and distribution of a multitude of consumer products. We work with our licensees to develop, market and distribute high-quality Playboy-branded merchandise. Our licensed product lines include men's and women's apparel, men's underwear and women's lingerie, accessories, collectibles, cigars, watches, jewelry, fragrances, shoes, luggage, bath and body products, small leather goods, stationery, music, eyewear, barware, home fashions and slot machines. We continually seek to license our brand name and images in new markets and retail categories. The group also licenses art-related products based on our extensive art collection, most of which was originally commissioned as illustrations for Playboy magazine. Occasionally, we sell small portions of our art and memorabilia collection. Playboy-branded merchandise is marketed primarily through retail outlets, including department and specialty stores, as well as through e-commerce websites and catalogs.

      In the fourth quarter of 2008, we acquired and now own and operate a Playboy-branded retail store in Las Vegas. We also license Playboy-branded retail stores with locations in Auckland, Bangkok, Hong Kong, Kuala Lumpur, Las Vegas, London and Melbourne.

      Our licensing activities also include multifaceted location-based entertainment venues. Our first such venue located at the Palms Casino Resort in Las Vegas opened in 2006. Our venture partner provided the funding for all of the Playboy elements, which include a 30-foot-tall Rabbit Head on the exterior of one of their towers, a nightclub, a boutique casino and lounge, a retail store and a sky villa hotel suite. We contributed the Playboy brand and trademarks as well as marketing support. In 2007, we announced a joint venture with Macao Studio City for a

Playboy-branded entertainment destination in Macao, which will include nightlife and entertainment options, dining, specialty retail elements and a Hugh M. Hefner Villa. This venue is expected to open in 2010.

      Company-wide marketing events, which promote brand awareness, are approximately break-even and include the Playboy Jazz Festival and Playmate Promotions. We have produced the Playboy Jazz Festival on an annual basis in Los Angeles at the Hollywood Bowl since 1979 and continue our sponsorship of related community events. Playmate Promotions represents the Playmates in advertising campaigns, trade shows, endorsements, commercials, motion pictures, television and videos.

      While our branded products are unique, the licensing business is intensely competitive and is extremely sensitive to economic conditions, shifts in consumer buying habits, fashion and lifestyle trends and changes in the global retail sales environment.

PROMOTIONAL AND OTHER ACTIVITIES

      We believe that our sales of products and services are enhanced by public recognition of the Playboy brand as symbolic of a lifestyle. In order to establish public recognition, we, among other activities, purchased in 1971 the Playboy Mansion in Los Angeles, California, where Mr. Hefner lives. The Playboy Mansion is used for various corporate activities and serves as a valuable location for motion picture and television production, magazine photography and for online, advertising, marketing and sales events. It also enhances our image, as we host many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increases public awareness of us and our products and services.

      The Playboy Foundation seeks to foster social change by providing support to nonprofit organizations that preserve and encourage open communication about human sexuality, reproductive health and rights, protecting civil rights and civil liberties in the United States for all people, people affected by HIV/AIDS, eliminating censorship and protecting freedom of expression and First Amendment rights.

      Our trademarks, copyrights and online domain names are critical to the success and growth potential of all of our businesses. We actively protect and defend them throughout the world and monitor the marketplace for counterfeit products, including by initiating legal proceedings, when warranted, to prevent their unauthorized use.

EMPLOYEES

      We employed 626 full-time employees at February 27, 2009 compared to 789 at February 29, 2008. No employees are represented by collective bargaining agreements. We believe we maintain a satisfactory relationship with our employees.

AVAILABLE INFORMATION

      We make available free of charge on our website, PlayboyEnterprises.com, our annual, quarterly and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

      We believe that our trademarks, particularly the Playboy name and Rabbit Head Design, and other proprietary rights are critical to our success, growth potential and competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and other proprietary rights. Our actions to establish and protect our trademarks and other proprietary rights, however, may not prevent imitation of our products by others or prevent others from claiming violations of their trademarks and proprietary rights by us. Any infringement or related claims, even if not meritorious, may be costly and time-consuming to litigate, may distract management from other tasks of operating the business and may result in the loss of significant financial and managerial resources, which could harm our business, financial condition or operating results. These concerns are particularly relevant with regard to those international markets, such as China, in which it is especially difficult to enforce intellectual property rights.

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

      In addition, competition among television programming providers is intense for both channel space and viewer spending. Our competition varies in both the type and quality of programming offered, but consists primarily of other premium pay services, such as general-interest premium channels, and other adult movie pay services. We compete with other pay services as we attempt to obtain or renew carriage with DTH operators and individual cable affiliates, negotiate fee arrangements with these operators, negotiate for VOD and SVOD rights and market our programming through these operators to consumers. The competition with programming providers has intensified as a result of consolidation in the DTH and cable systems industries, which has resulted in fewer, but larger, operators. Competition has also intensified with VOD's lower cost of entry for programmers compared to linear networks and with capacity constraints disappearing. The impact of industry consolidation, any decline in our access to and acceptance by DTH and/or cable systems and the possible resulting deterioration in the terms of agreements, cancellation of fee arrangements or pressure on margin splits with operators of these systems could adversely affect our business, financial condition or results of operations.

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

      The international scope of our operations may contribute to volatile financial results and difficulties in managing our business. For the year ended December 31, 2008, we derived approximately 32% of our consolidated revenues from countries outside the United States. Our international operations expose us to numerous challenges and risks, including, but not limited to, the following:

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

      The distribution of our subscription programming by MSOs, DTH operators and Telcos requires the use of encryption technology to assure that only those who pay can receive programming. It is illegal to create, sell or otherwise distribute mechanisms or devices to circumvent that encryption. Nevertheless, theft of subscription television programming has been widely reported. Theft of our programming reduces future potential revenue. In addition, theft of our competitors' programming can also increase our churn rate. Although MSOs, DTH operators and Telcos continually review and update their conditional access technology, there can be no assurance that they will be successful in developing or acquiring the technology needed to effectively restrict or eliminate signal theft.

      Additionally, the development of emerging technologies, including the Internet and online services, poses the risk of making piracy of our intellectual property more prevalent. Digital formats, such as the ones we use to distribute our programming through MSOs, DTH operators, Telcos and the Internet, are easier to copy, download or intercept. As a result, users can download, duplicate and distribute unauthorized copies of copyrighted programming and photographs over the Internet or other media, including DVDs. As long as pirated content is available, consumers could choose to download or purchase pirated intellectual property rather than pay to subscribe to our services or purchase our products.

      National consolidation of the single-copy magazine distribution system may adversely affect our ability to obtain favorable terms on the distribution of Playboy magazine and special editions and may lead to declines in profitability and circulation.

      In the past decade, the single-copy magazine distribution system has undergone a dramatic consolidation from more than 180 independent distribution owners to just three large wholesalers that handle the majority of the single-copy distribution business. Currently, we rely on a single national distributor, TWRSM, for the distribution of Playboy magazine and special editions to newsstands and other retail outlets. As a result of this industry consolidation, we face increasing pressure to lower the prices we charge to wholesalers and increase our sell-through rates. If we are forced to lower the prices we charge wholesalers, we may experience declines in revenue. If we are unable to meet targeted sell-through rates, we may incur greater expenses in the distribution process. The combination of these factors could negatively impact the profitability and newsstand circulation for Playboy magazine and special editions.

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

      We rely on third parties for domestic satellite transmission and other services, to service our Playboy magazine subscriptions and to print and distribute the magazine and special editions. We also rely on third parties to operate our e-commerce and catalog businesses. If these third parties fail to perform, our business could be harmed.

      We rely on BFI for satellite transmission services (including compression, uplink and playback) for our domestic cable channels. We rely on CDS to service Playboy magazine subscriptions. The magazine and special editions are printed by Quad at a single site, which ships the product to subscribers and wholesalers. We rely on a single national distributor, TWRSM, for the distribution of Playboy magazine and special editions to newsstands and other retail outlets. We rely on eFashion Solutions, LLC and other third parties to operate our e-commerce and catalog businesses. If any of these third parties is unable to or does not perform and we are unable to find alternative services in a timely fashion, our business could be adversely affected.

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

      According to ABC, Playboy magazine was the 17th highest-ranking U.S. consumer publication in terms of circulation rate base for the six months ended December 31, 2008. Our circulation is primarily subscription driven, with subscription copies comprising approximately 93% of total copies sold. If we either experience a significant decline in subscriptions because we lose existing subscribers or do not attract new subscribers, our results could be adversely affected.

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

            o Commercial advertising. We receive a significant portion of our advertising revenues from companies selling alcohol and tobacco products. For the year ended December 31, 2008, beer/wine/liquor and tobacco represented 25% and 15%, respectively, of the total advertising pages in Playboy magazine. Significant limitations on the ability of those companies to advertise in Playboy magazine or on our websites because of either legislative, regulatory or court action could materially adversely affect our business, financial condition or results of operations. In 1996, the Food and Drug Administration announced regulations that prohibited the publication of tobacco advertisements containing drawings, colors or pictures. While those regulations were later held unconstitutional by the Supreme Court of the United States, future attempts may be made by other federal agencies to impose similar or other types of advertising limitations.

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

      We have a significant amount of debt. At December 31, 2008, we had total financing obligations of $115.0 million, all of which consisted of our 3.00% convertible senior subordinated notes due 2025, or convertible notes. In addition, we had a $50.0 million revolving credit facility, which was reduced to $30.0 million in February 2009. At

February 27, 2009, there were no borrowings and $0.8 million in letters of credit outstanding under this facility, resulting in $29.2 million of available borrowings under this facility.

      The amount of our existing and future debt could adversely affect us in a number of ways, including the following:

            o     we may be unable to obtain  additional  financing  for working
                  capital,   capital  expenditures,   acquisitions  and  general
                  corporate purposes;

            o debt-service requirements could reduce the amount of cash we have available for other purposes; and

            o we could be disadvantaged as compared to our competitors, such as in our ability to adjust to changing market conditions.

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

      The terms of our credit facility impose restrictions on us that may affect our ability to successfully operate our business.

      Our credit facility contains covenants that limit our actions. These covenants could materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interests. The covenants restrict our ability to, among other things:

            o     incur or guarantee additional indebtedness;

            o     repurchase capital stock;

            o     repurchase convertible notes;

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

      Ownership of Playboy Enterprises, Inc. is concentrated.

      As of December 31, 2008, Mr. Hefner beneficially owned 69.53% of our Class A common stock. As a result, given that our Class B stock is nonvoting, Mr. Hefner possesses influence on matters including the election of directors as well as transactions involving a potential change of control. Mr. Hefner may support, and cause us to pursue, strategies and directions with which holders of our securities disagree. The concentration of our share ownership may delay or prevent a change in control, impede a merger, consolidation, takeover or other transaction involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

      Changes in economic conditions could adversely affect the profitability of our business.

      The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of commercial and consumer credit. This current decrease and any future decrease in economic activity in the U.S. or in other regions of the world in which we do business could significantly and adversely affect our results of operations and financial condition. This contraction could cause a decline in spending by consumers and advertisers, reduce demand for our products and have a material adverse impact on our business, financial condition or results of operations. In addition, we currently fulfill a portion of our liquidity requirements from operating cash flows. Our ability to generate cash flows to meet these requirements could be adversely affected by a continued decline in economic conditions.

      Adverse real estate market conditions could adversely affect our ability to sublease excess space.

      Our ability to sublet our excess space in New York City and Santa Monica, California may be negatively impacted by the market for commercial rental real estate and economic conditions in those cities as well as in the national and global economy generally. If we are unable to sublease our excess space, this could negatively impact our results of operations and cash flows.

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

      If we do not meet the continued listing requirements of the New York Stock Exchange, or NYSE, our common stock may be delisted.

      Our common stock is listed on the NYSE, which maintains continued listing requirements relating to, among other things, market capitalization and minimum stock price. The market capitalization requirements provide that the NYSE may take action to delist our common stock if our average global market capitalization for 30 consecutive trading days is less than $75.0 million and, at the same time, our total stockholders' equity is less than $75.0 million, in which case we would expect to have up to 18 months to take corrective action before our stock would be delisted. The market capitalization requirements further provide that the NYSE will promptly initiate suspension and delisting procedures with respect to our common stock if our global market capitalization for 30 consecutive trading days is less than $15.0 million (until June 30, 2009, when this requirement will increase to $25.0 million), in which case we would not be eligible to utilize the cure procedures provided by the NYSE in other circumstances. The minimum stock price requirements of the NYSE provide that the NYSE may take action to delist our common stock if the average closing price of our common stock is less than $1.00 for 30 consecutive trading days, in which case we would expect to have six months to take corrective action before our common stock would be delisted. The NYSE has temporarily suspended its $1.00 minimum stock price requirement until June 30, 2009.

      There can be no assurance that we will meet the NYSE's continued listing standards or that the NYSE will not act to suspend trading in our common stock and initiate delisting procedures. The suspension and delisting of our common stock by the NYSE and the movement of trading of our common stock to another securities exchange or over-the-counter market could materially adversely impact our business and liquidity and the price of our common stock. It could, among other things, reduce our stockholders' ability to buy and sell our common stock, reduce the number of investors willing to hold or acquire our common stock, or inhibit our ability to arrange financing or access the public capital markets.

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

   New York, New York           This  space  serves as our  Publishing  and  Licensing  Groups'
                                headquarters,  and the  Entertainment  Group and  executive and administrative  personnel  use a limited  amount  of space.  We intend to vacate and  sublease  this space and  relocate  these functions primarily to our Chicago office.

Operations Facilities Leased:

   Las Vegas, Nevada            This space is used by our Licensing Group as a retail store for the sale of Playboy-branded merchandise.

   Los Angeles, California      We began  subleasing this  production  facility to BFI in 2008.
                                This facility, under separate agreements with BFI, is used as a centralized  digital,  technical  and  programming  facility in support of our Entertainment  Group. This facility was formerly used by us in the same capacities.

   Santa Monica, California     This  space is used by our  Publishing  Group as a  photography studio and offices. We intend to vacate and sublease this space and  relocate  these  functions  primarily  to our Los  Angeles office.

Property Owned:

   Los Angeles, California      The Playboy  Mansion is used for various  corporate  activities and  serves as a  valuable  location  for  motion  picture  and television  production,  magazine  photography  and for online, advertising  and sales  events.  It also  enhances our image as host for many charitable and civic functions.

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

      On May 17, 2001, Logix Development Corporation, or Logix, D. Keith Howington and Anne Howington filed suit in state court in Los Angeles County Superior Court in California against Spice Entertainment Companies, Inc., or Spice, Emerald Media, Inc., or EMI, Directrix, Inc., or Directrix, Colorado Satellite Broadcasting, Inc., New Frontier Media, Inc., J. Roger Faherty, or Faherty, Donald McDonald, Jr., and Judy Savar. On February 8, 2002, plaintiffs amended the complaint and added as a defendant Playboy Enterprises, Inc., or Playboy, which acquired Spice in 1999. The complaint alleged 11 contract and tort causes of action arising principally out of a January 18, 1997, agreement between EMI and Logix in which EMI agreed to purchase certain explicit television channels broadcast over C-band satellite. The complaint further sought damages from Spice based on Spice's alleged failure to provide transponder and uplink services to Logix. Playboy and Spice filed a motion to dismiss the plaintiffs' complaint. After pre-trial motions, Playboy was dismissed from the case and a number of causes of action were dismissed against Spice. A trial date for the remaining breach of contract claims against Spice was set for December 10, 2003, and then continued, first to February 11, 2004, and then to March 17, 2004. Spice and the plaintiffs filed cross-motions for summary judgment or, in the alternative, for summary adjudication, on September 5, 2003. Those motions were heard on November 19, 2003, and were denied. In
February 2004, prior to the trial, Spice and the plaintiffs agreed to a settlement in the amount of $8.5 million, which we recorded as a charge in 2003. We paid $1.0 million, $1.0 million and $6.5 million in 2006, 2005 and 2004, respectively. In 2004, we received a $5.6 million insurance recovery partially related to the prior year litigation settlement with Logix.

      On April 12, 2004, Faherty filed suit in the United States District Court for the Southern District of New York against Spice, Playboy, Playboy Enterprises International, Inc., or PEII, D. Keith Howington, Anne Howington and Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice with respect to defense costs and liabilities incurred by Faherty in the litigation described in the preceding paragraph, or the Logix litigation. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22.5 million in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. Faherty filed post-trial motions for a judgment notwithstanding the verdict and a new trial, but these motions were both denied on or about September 21, 2004. On October 20, 2004, Faherty filed a notice of appeal from the verdict. As a result of rulings by the California Court of Appeal and the California Supreme Court as recently as February 13, 2008, Logix's recovery against Faherty has been reduced significantly, although certain portions of the case have been set for a retrial. In light of these rulings, however, when coupled with any offset as a result of the settlement of the Logix litigation, any ultimate net recovery by Logix against Faherty will be severely reduced and might be entirely eliminated. In consideration of this appeal, Faherty and Playboy have agreed to continue a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York through the end of December 2008. In late June 2008, plaintiffs in the Logix litigation filed a motion in the trial court seeking to amend a $40.0 million judgment previously entered on consent against defendant EMI seeking to add Faherty as a judgment debtor. In the event
Faherty's indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with Statement 5, no liability has been accrued.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      None.

                                     PART II

Item 5. Market for Registrant's  Common Equity,  Related Stockholder Matters and
--------------------------------------------------------------------------------
Issuer Purchases of Equity Securities
-------------------------------------

      Stock price information, as reported in the New York Stock Exchange Composite Listing, is set forth in Note (W), Quarterly Results of Operations (Unaudited), to the Notes to Consolidated Financial Statements. Our securities are traded on the exchange listed on the cover page of this Annual Report on Form 10-K under the ticker symbols PLA A (Class A voting) and PLA (Class B nonvoting). At February 27, 2009, there were 3,293 and 10,788 holders of record of Class A common stock and Class B common stock, or Class B stock, respectively. There were no cash dividends declared during 2008, 2007 or 2006. The high and low sales prices for our common stock for each full quarterly period within the two most recent completed fiscal years are set forth in Note
(W), Quarterly Results of Operations (Unaudited), to the Notes to Consolidated Financial Statements.

      As  described  in  Note  (P),  Financing  Obligations,  to  the  Notes  to
Consolidated  Financial  Statements,  in March  2005,  we  issued  and sold in a private placement $115.0 million aggregate principal amount of our 3.00% convertible senior subordinated notes due 2025.

      The following graph sets forth the five-year cumulative total stockholder return on our Class B stock with the cumulative total stockholder return of the Russell 2000 Stock Index and with our peer group for the period from December 31, 2003, through December 31, 2008. The graph reflects $100 invested on December 31, 2003, in stock or index, including reinvestment of dividends. Our peer group is comprised of Meredith Corporation, MGM Mirage, Playboy Enterprises, Inc., Primedia Inc., Time Warner Inc., Viacom Inc., The Walt Disney Company and World Wrestling Entertainment, Inc.

 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL.]

--------------------------------------------------------------------------------
                             12/03    12/04    12/05    12/06    12/07    12/08
--------------------------------------------------------------------------------

Playboy Enterprises, Inc.   100.00    76.05    85.95    70.92    56.44    13.37
Russell 2000                100.00   118.33   123.72   146.44   144.15    95.44
Peer Group                  100.00   104.35    93.76   117.70   109.93    61.17

      Other information required under this Item is contained in our Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2009, which will be filed within 120 days after the close of our fiscal year ended December 31, 2008, and is incorporated herein by reference.

Item 6. Selected Financial Data
-------------------------------
(in thousands, except per share amounts
and number of employees)

                                                          Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year   Fiscal Year
                                                                Ended         Ended         Ended         Ended         Ended
                                                             12/31/08      12/31/07      12/31/06      12/31/05      12/31/04
-----------------------------------------------------------------------------------------------------------------------------
Selected financial data (1)
Net revenues                                              $   292,147   $   339,840   $   331,142   $   338,153   $   329,376
Interest expense, net                                          (3,976)       (2,363)       (3,164)       (4,769)      (13,108)
Net income (loss)                                            (156,055)        4,925         2,285          (735)        9,989
Net income (loss) applicable to common shareholders          (156,055)        4,925         2,285          (735)        9,561
Basic and diluted earnings (loss) per common share              (4.69)         0.15          0.07         (0.02)         0.30
EBITDA: (2)
   Net income (loss)                                         (156,055)        4,925         2,285          (735)        9,989
   Adjusted for:
      Interest expense                                          4,455         4,874         5,611         6,986        13,687
      Income tax expense (benefit)                             (9,850)        1,928         2,496         3,998         3,845
      Depreciation and amortization                            39,458        41,198        42,218        42,540        47,100
      Amortization of deferred financing fees                     356           490           535           635         1,266
      Stock options and restricted stock awards                 1,032         1,633         1,859           601           682
      Equity (income) loss in operations of investments           126          (129)           94           383            71
      Impairment charges                                      146,536         1,508            --            --            --
      Impairment charge on investments                          2,033            88            --            --            --
      Deferred subscription cost write-off                      4,820            --            --            --            --
      Provisions for reserves                                   4,121            --            --            --            --
                                                          -------------------------------------------------------------------
   EBITDA                                                 $    37,032   $    56,515   $    55,098   $    54,408   $    76,640
=============================================================================================================================
At period end
Cash and cash equivalents and marketable securities
   and short-term investments                             $    31,331   $    33,555   $    35,748   $    52,052   $    50,720
Total assets                                                  255,785       445,156       435,783       428,969       416,330
Long-term financing obligations                               115,000       115,000       115,000       115,000        80,000
Total shareholders' equity                                $    15,079   $   171,317   $   163,628   $   157,247   $   162,158
Long-term financing obligations as a percentage of
   total capitalization                                            88%           40%           41%           42%           33%
Number of common shares outstanding
   Class A voting                                               4,864         4,864         4,864         4,864         4,864
   Class B nonvoting                                           28,487        28,402        28,362        28,261        28,521
Number of full-time employees                                     678           801           789           709           645
-----------------------------------------------------------------------------------------------------------------------------
Selected operating data
Cash investments in Company-produced and
   licensed entertainment programming                     $    30,200   $    34,405   $    36,675   $    33,617   $    41,457
Cash investments in online content                              7,015         5,620         5,031         2,242         2,317
                                                          -------------------------------------------------------------------
   Total cash investments in programming and content           37,215        40,025        41,916        36,243        43,774
Amortization of investments in Company-produced and
   licensed entertainment programming                          32,483        33,935        36,564        37,450        41,695
Online content expense                                          7,015         5,620         5,241         2,626         2,317
                                                          -------------------------------------------------------------------
   Total amortization of programming and content          $    39,498   $    39,555   $    41,805   $    40,076   $    44,012
-----------------------------------------------------------------------------------------------------------------------------

      For a more detailed description of our financial position, results of operations and accounting policies, please refer to Part II. Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II. Item 8. "Financial Statements and Supplementary Data."

(1) 2008 included $6.8 million of restructuring expense, $146.5 million of impairment charges, a $4.8 million deferred subscription cost write-off, $4.1 million of provisions for reserves and a $2.0 million impairment charge on investments. 2007 included $0.5 million of restructuring expense, $1.5 million of impairment charges and a $0.1 million impairment charge on investments. 2006 included $2.0 million of restructuring expense. 2005 included $19.3 million of debt extinguishment expense related to the redemption of $80.0 million of 11.00% senior secured notes, or senior secured notes, issued by our subsidiary PEI Holdings, Inc. 2004 included $5.9 million of debt extinguishment expense related to the redemption of $35.0 million of the senior secured notes and a $5.6 million insurance recovery partially related to a litigation settlement recorded in the prior year.

(2) EBITDA represents earnings from continuing operations before interest expense, income tax expense or benefit, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming, amortization of deferred financing fees, stock-based compensation related to stock options and restricted stock awards, equity income or loss in operations of investments, impairment charges, deferred subscription cost write-off and provisions for reserves. We evaluate our operating results based on several factors, including EBITDA. We consider EBITDA an important indicator of the operational strength and performance of our ongoing businesses, including our ability to provide cash flows to pay interest, service debt and fund capital expenditures. EBITDA eliminates the effects of certain noncash items as they do not affect our ability to service debt or make capital expenditures. EBITDA also eliminates the impact of how we fund our businesses and the effects of impairment charges on investments and changes in interest rates, which we believe relate to general trends in global capital markets but are not necessarily indicative of our operating performance. EBITDA should not be considered an alternative to any measure of performance or liquidity under generally accepted accounting principles in the United States. Similarly, EBITDA should not be inferred as more meaningful than any of those measures.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

OVERVIEW

      Since our inception in 1953 as the publisher of Playboy magazine, we have become a media and lifestyle company marketing the Playboy brand through a wide range of multimedia properties and licensing initiatives. Today, our businesses are organized into three reportable segments: Entertainment, Publishing and Licensing.

      The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and the accompanying notes.

CURRENT ECONOMIC CONDITIONS

      We have previously reported on the challenges facing the media industry and us, including increased competition for consumers' attention, the migration of advertisers to other platforms and the increasing costs of paper, postage, ink and other expenses. Since that time, there has been a steady weakening of the economy, which has greatly exacerbated the existing challenges. The current global economic conditions and recent disruption in credit markets pose a risk to the overall economy that could continue to impact demand for our products and services. It is unclear the extent to which these conditions will persist and what overall impact they will have on future spending by consumers and advertisers as compared to our expectations. Throughout 2008, we have adjusted our business activities to address the changing economic environment and industry challenges by taking costs out of our mature TV and print businesses, developing a restructuring plan to reduce overhead costs, outsourcing our e-commerce and catalog businesses, selling our production facility, exiting the DVD market and focusing our strategies on Playboy-branded licensing and digital distribution. We will continue to adapt our business and strategic plans to increase shareholder value and profitability, including the integration of our publishing and online operations, subletting our New York office space and Santa Monica photography studio, eliminating additional overhead costs and reducing other expenses.

      Despite the current economic conditions, we believe we continue to have the liquidity to meet our needs for the foreseeable future. For the year ended December 31, 2008, we generated approximately $3.8 million of net cash from our operating activities. In addition, at December 31, 2008, we had $25.2 million in cash and cash equivalents, and there were no borrowings and $0.8 million in letters of credit outstanding under our $50.0 million revolving credit facility, resulting in $49.2 million of available borrowings under this facility. Our credit facility was reduced to $30.0 million in February 2009. At February 27, 2009, there were no borrowings and $0.8 million in letters of credit outstanding under this facility, resulting in $29.2 million of available borrowings under this facility. While we believe our net cash from operating activities in addition to our cash and committed capacity is sufficient to meet our needs, any new borrowings in the near term outside of our available borrowings would likely bear significantly higher interest rates than those of our current credit facility.

REVENUES

      Entertainment Group revenues are generated principally from our domestic and international TV and online/mobile businesses. Television revenues are affected by factors including shelf space, retail price and marketing, which are controlled by our distribution partners, by revenue splits negotiated with distribution partners and by demand for our programming. Domestic TV revenues are generated primarily from our Playboy TV- and Spice-branded networks. Internationally, we own and operate or license Playboy-, Spice- and locally-branded television networks or blocks of programming. We have minority equity interests in additional international networks through joint ventures. We currently generate most of our online/mobile revenues from the sale of our premium content. These subscription-based revenues are derived from online clubs, which offer unique content under various brands, most notably Playboy. We also generate revenues from online advertising sales in conjunction with our magazine advertising sales efforts and on royalties from e-commerce, a business we completed outsourcing in 2008. Internationally, we receive licensing fees from Playboy- and other-branded websites and from content delivered via wireless devices. Entertainment Group revenues are also generated from developing, co-producing and/or licensing shows and series to air on third-party networks and mainstream motion pictures, from license fees for Playboy Radio and from the sale of DVDs, a business which we previously announced we are exiting to focus our distribution strategies on digital.

      Publishing Group revenues are primarily circulation driven for our domestic magazine and special editions and include both subscription and newsstand sales. Additionally, the group generates revenues from advertising sales in Playboy magazine as well as from royalties on circulation and advertising sales from our 26 licensed international editions.

      Licensing Group revenues are generated primarily from royalties on the wholesale price of our branded products around the world as well as from multifaceted location-based entertainment venues. We also generate revenues from periodic sales of small portions of our art and memorabilia collections and from marketing events such as the annual Playboy Jazz Festival.

COSTS AND OPERATING EXPENSES

      Entertainment Group expenses include television programming amortization, online content, network distribution, hosting, sales and marketing and administrative expenses. Programming amortization and content expenses are expenditures associated with the creation of Playboy TV programming, the licensing of third-party programming and the creation of content for our websites and wireless and satellite radio providers.

      Publishing Group expenses include subscription acquisition, manufacturing,
editorial,   shipping,   advertising  sales  and  marketing  and  administrative
expenses.

      Licensing Group expenses include agency fees, promotion, development and administrative expenses.

      Corporate Administration and Promotion expenses include general corporate costs such as technology, legal, security, human resources, finance and investor relations, as well as expenses related to company-wide marketing and promotions, including the Playboy Mansion.

RESULTS OF OPERATIONS (1)

      The following table sets forth our results of operations (in millions, except per share amounts):

                                                                 Fiscal Year   Fiscal Year   Fiscal Year
                                                                       Ended         Ended         Ended
                                                                    12/31/08      12/31/07      12/31/06
--------------------------------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV                                                   $      62.6   $      75.8   $      82.5
   International TV                                                     49.8          55.9          49.5
   Online/mobile                                                        48.4          64.0          62.3
   Other                                                                 6.4           7.3           6.7
--------------------------------------------------------------------------------------------------------
   Total Entertainment                                                 167.2         203.0         201.0
--------------------------------------------------------------------------------------------------------
Publishing
   Domestic magazine                                                    68.0          77.0          80.7
   International magazine                                                8.0           7.4           6.6
   Special editions and other                                            8.5           9.4           9.8
--------------------------------------------------------------------------------------------------------
   Total Publishing                                                     84.5          93.8          97.1
--------------------------------------------------------------------------------------------------------
Licensing
   Consumer products                                                    33.1          34.0          28.2
   Location-based entertainment                                          3.8           3.8           1.2
   Marketing events                                                      2.9           3.2           3.0
   Other                                                                 0.6           2.0           0.6
--------------------------------------------------------------------------------------------------------
   Total Licensing                                                      40.4          43.0          33.0
--------------------------------------------------------------------------------------------------------
Total net revenues                                               $     292.1   $     339.8   $     331.1
========================================================================================================

Net income (loss)
Entertainment
   Before programming amortization and online content expenses   $      51.8   $      60.9   $      65.1
   Programming amortization and online content expenses                (39.5)        (39.6)        (41.8)
--------------------------------------------------------------------------------------------------------
   Total Entertainment                                                  12.3          21.3          23.3
--------------------------------------------------------------------------------------------------------
Publishing                                                              (7.6)         (7.6)         (5.4)
--------------------------------------------------------------------------------------------------------
Licensing                                                               23.7          26.4          18.9
--------------------------------------------------------------------------------------------------------
Corporate Administration and Promotion                                 (23.9)        (28.1)        (25.7)
--------------------------------------------------------------------------------------------------------
Segment income                                                           4.5          12.0          11.1
Restructuring expense                                                   (6.8)         (0.5)         (2.0)
Impairment charges                                                    (146.5)         (1.5)           --
Deferred subscription cost write-off                                    (4.8)           --            --
Provisions for reserves                                                 (4.1)           --            --
--------------------------------------------------------------------------------------------------------
Operating income (loss)                                               (157.7)         10.0           9.1
--------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                     0.5           2.5           2.4
   Interest expense                                                     (4.5)         (4.9)         (5.6)
   Amortization of deferred financing fees                              (0.4)         (0.5)         (0.5)
   Impairment charge on investments                                     (2.0)         (0.1)           --
   Other, net                                                           (1.8)         (0.2)         (0.6)
--------------------------------------------------------------------------------------------------------
Total nonoperating expense                                              (8.2)         (3.2)         (4.3)
--------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                     (165.9)          6.8           4.8
Income tax benefit (expense)                                             9.8          (1.9)         (2.5)
--------------------------------------------------------------------------------------------------------
Net income (loss)                                                $    (156.1)  $       4.9   $       2.3
========================================================================================================

Basic and diluted earnings (loss) per common share               $     (4.69)  $      0.15   $      0.07
========================================================================================================

(1) Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

2008 COMPARED TO 2007

      Revenues decreased $47.7 million, or 14%, compared to 2007 due to lower revenues from our Entertainment, Publishing and Licensing Groups.

      Segment income decreased $7.5 million, or 62%, compared to 2007 due to the previously discussed revenue decline, partially offset by lower direct costs and Corporate Administration and Promotion expenses.

      Our operating loss was $157.7 million in 2008 compared to operating income of $10.0 million in 2007 primarily due to $146.5 million of impairment charges on goodwill and other intangible assets. In addition, lower segment income, restructuring charges of $6.8 million, a $4.8 million write-off of deferred subscription costs and provisions of $2.9 million for a receivable and $1.2 million for archival material during the current year contributed to the negative comparison.

      Net loss was $156.1 million in 2008 compared to net income of $4.9 million in 2007 primarily as a result of the operating results previously discussed. A decrease of $2.0 million in investment income, a $2.0 million impairment charge on investments and unfavorable foreign currency exchange rate fluctuations of $1.5 million, partially offset by an $11.7 million improvement in income taxes, contributed to the net income decrease.

Entertainment Group

      The following discussion focuses on the revenues and profit contribution before programming amortization and online content expenses of each of our Entertainment Group businesses.

      While 2008 revenues from our domestic TV networks decreased $13.2 million, or 17%, profit contribution decreased only $5.9 million. Pay-per-view revenues were lower for the current year, reflecting consumers' continuing migration from linear networks to the more competitive video-on-demand platform, where we control less shelf space. Playboy TV monthly subscription revenues increased for the current year due to greater availability and growth in certain systems. The sale of our Los Angeles production facility assets in the second quarter of 2008 resulted, as expected, in lower revenues but increased profit contribution for the current year.

      International TV revenues decreased $6.1 million, or 11%, and profit contribution decreased $2.3 million in 2008. The current year reflected lower revenues from our U.K. networks, partially offset by lower volume-related costs, combined with the impact of cost-saving initiatives and growth in our other European networks. Foreign currency exchange rate fluctuations decreased both revenues and expenses, resulting in an overall unfavorable impact on profit contribution.

      Our online websites are in the midst of a major infrastructure overhaul and redesign effort, which we anticipate to be substantially completed in the first half of 2009. Online/mobile revenues decreased $15.6 million, or 24%, and profit contribution decreased $4.9 million in 2008. Additionally, our Playboy and BUNNYshop e-commerce and catalog businesses were outsourced to eFashion Solutions, LLC, in early 2008 resulting, as expected, in lower revenues but higher profit contribution for 2008.

      Revenues from other businesses decreased $0.9 million, or 12%, while profit contribution increased $1.5 million in 2008. Revenues and profit contribution from our production company, Alta Loma Entertainment, were favorable. As previously announced, we are exiting the DVD business and plan to focus on digital distribution. The expected decline in DVD revenues was more than offset by lower costs, leading to an increase in profit contribution.

      The group's administrative expenses decreased $2.6 million, or 14%, in 2008 primarily due to lower compensation-related and other benefits expense.

      Programming amortization and online content expenses totaling $39.5 million in 2008 were flat compared to 2007.

      Segment income for the group decreased $9.0 million, or 42%, in 2008 compared to 2007 due to the results previously discussed.

Publishing Group

      All of our domestic magazine revenue streams decreased in 2008 compared to 2007, reflecting weak industry dynamics. This resulted in lower revenues of $9.0 million, or 12%. Subscription revenues decreased $2.2 million, or 5%, primarily due to 5% fewer copies served. Newsstand revenues decreased $2.0 million, or 23%, on 25% fewer copies sold. Advertising revenues decreased $4.8 million, or 18%, primarily due to lowering our magazine circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) effective with the January 2008 issue. This rate base decrease resulted, as expected, in a 13% decrease in average net revenue per page. Additionally, due in part to the loss of a major advertiser, a 6% decrease in the number of advertising pages contributed to the 2008 advertising revenues decline. Advertising sales for the 2009 first quarter magazine issues are closed, and we expect to report approximately 28% lower advertising revenues and 32% fewer advertising pages compared to the 2008 first quarter.

      On a combined basis, Playboy print and online advertising revenues decreased $4.0 million, or 13%, for the year.

      International magazine revenues increased $0.6 million, or 8%, in 2008 primarily due to higher royalties from our Brazilian, Russian and German editions.

      Special editions and other revenues decreased $0.9 million, or 10%, in 2008. The decrease was due mainly to 14% fewer newsstand copies of special editions sold.

      The group's 2008 segment loss was flat compared to 2007 primarily due to lower editorial, manufacturing, subscription collection and advertising sales and marketing costs coupled with cost savings initiatives, offsetting the previously discussed revenue declines.

Licensing Group

      Licensing Group revenues decreased $2.6 million, or 6%, and segment income decreased $2.7 million, or 10%, due to lower consumer products revenues, reflecting the global economic conditions, and $1.3 million less in original art sales than in 2007.

Corporate Administration and Promotion

      Corporate Administration and Promotion expenses decreased $4.2 million, or 15%, in 2008 primarily due to lower compensation-related and other benefits and trademark defense expenses.

Restructuring Expense

      In the fourth quarter of 2008, we developed a restructuring plan in our continued efforts to reduce costs, primarily related to several senior-level Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to workforce reduction costs of 21 employees, most of whose jobs will be eliminated in the first quarter of 2009. Payments under this plan began in the fourth quarter of 2008 and will be substantially completed by the end of 2009 with some payments continuing into 2010. In the first half of 2009, we will report additional restructuring charges as well as relocation and other expenses related to vacating our New York office space and other cost-saving initiatives.

      In the third quarter of 2008, we developed a restructuring plan in an effort to lower overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose jobs were eliminated in the fourth quarter of 2008. We also eliminated approximately 25 open positions. Payments under this plan began in the fourth quarter of 2008 and will be substantially completed by the end of 2009 with some payments continuing into 2010.

      In 2007, we implemented a plan to outsource our e-commerce and catalog businesses, to sell the assets related to our Los Angeles production facility and to eliminate office space obtained in an acquisition. This restructuring plan resulted in the recording of a reserve of $0.4 million for costs associated with a workforce reduction of 28 employees. As part of this restructuring plan, we recorded an additional reserve of $0.6 million for contract termination fees and expenses in 2008.

Impairment Charges

      In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142, and FASB Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we conduct annual impairment testing of goodwill and other intangible assets as of October 1st of each year, or in between annual tests if events occur or circumstances change that would indicate impairment of our goodwill and/or other intangible assets. Based on the results of our 2008 impairment testing, we determined certain intangible assets and goodwill were impaired, necessitating a charge of $146.5 million. We expect to record additional impairment charges on goodwill of $5.6 million in the first quarter of 2009 as a result of integrating our publishing and online operations. Further downward pressure on our operating results and prolonged deterioration of economic conditions could result in additional future impairments of our long-lived assets including goodwill. Impairment tests performed in 2007 and 2006 indicated no impairment was necessary at those times. See Note (O), Intangible Assets, to the Notes to Consolidated Financial Statements for additional information.

      In 2007, we recorded a $1.5 million charge in connection with the potential sale of assets related to our Los Angeles production facility. The asset sale was completed in April 2008. See Note (C), Sale of Assets, to the Notes to Consolidated Financial Statements for additional information.

Deferred Subscription Cost Write-Off

      In 2008, we recorded a $4.8 million charge related to the write-off of deferred subscription costs. These consisted primarily of costs associated with the promotion of Playboy magazine subscriptions, principally the production of direct mail solicitation materials and postage. In prior years, in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7, Reporting on Advertising Costs, these direct response advertising costs were capitalized and amortized over the period during which the future benefits were expected to be received, generally six to 12 months. Given the uncertainties of both the magazine environment as well as the economy in general, we began expensing these costs as incurred and wrote off the remaining capitalized amount.

Nonoperating Income (Expense)

      Nonoperating expense increased $5.0 million in 2008, reflecting unfavorable foreign currency exchange rate fluctuations of $1.5 million related to the strengthening of the U.S. dollar against the pound sterling and euro. The increase also reflects a $2.0 million charge on certain investments deemed to be other-than-temporarily impaired as a result of adverse market conditions. We also recorded $2.0 million less in investment income as a result of sales of investments and lower interest rates during 2008.

Income Tax Expense

      We account for income taxes in accordance with FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or Statement 109. Statement 109 requires, among other things, the separate recognition of deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at enacted tax rates in effect for the year in which the differences are expected to reverse. On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, or FIN 48, which requires that we recognize only the impact of tax positions that, based on their technical merits, are more likely than not to be sustained upon an audit by the taxing authority.

      We make judgments and estimates in determining income tax expense for financial statement purposes. These judgments and estimates occur in the calculation of tax credits, benefits and deductions and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

      We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2008, we recorded an additional $13.6 million valuation allowance against deferred tax assets related primarily to current year federal and state net operating losses because we believe that it is more likely than not that we will not be able to use the net operating loss carryforwards before they expire.

      The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on FIN 48. It is inherently difficult and subjective to estimate uncertain tax positions, because we have to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. At December 31, 2008, we had $8.0 million of unrecognized tax benefits, none of which would affect our effective tax rate if recognized nor accelerate the payment of cash to the taxing authority to an earlier period. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

      In 2008, we had a net income tax benefit of $9.8 million compared to a net income tax expense of $1.9 million in 2007. This reduction was due primarily to the reversal of deferred tax liabilities associated with the impairment charges on goodwill and other intangible assets. In 2008, our effective tax rate differed from the U.S. statutory rate primarily as a result of the net operating loss, or NOL, carryforwards and the effect of the deferred tax treatment of certain indefinite-lived intangibles.

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

      Operating income of $10.0 million improved $0.9 million, or 10%, compared to 2006 as a result of the segment results previously discussed. 2007 included a $1.5 million charge in connection with the sale of assets related to our Los Angeles production facility and a $0.5 million restructuring charge, compared to a $2.0 million restructuring charge in 2006.

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

      Online/mobile revenues increased $1.7 million, or 3%, and profit contribution decreased $0.7 million in 2007. Online subscription revenues were flat for the year, while profit contribution increased slightly. E-commerce revenues and profit contribution increased from the launch in the fourth quarter of 2006 of the BUNNYshop combined with improved sales from our Playboy e-commerce and catalog business. Licensing our Spice e-commerce and catalog business in the third quarter of 2006 also favorably impacted 2007 profit contribution. Advertising revenues grew 43% due to the redesign of Playboy.com, largely offset by increased related costs. Mobile results decreased primarily due to lower royalties from a licensee in Europe.

      Revenues from other businesses increased $0.6 million, or 8%, in 2007 primarily due to recording license fees for our production company, Alta Loma Entertainment. A $1.7 million decrease in profit contribution was impacted by an acquisition in the second quarter of 2006 and a legal settlement recorded in 2007.

      The group's administrative expenses increased $1.6 million, or 10%, in 2007 primarily due to higher compensation-related and other benefits expense.

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

Licensing Group

      Licensing Group revenues increased $10.0 million, or 30%, in 2007 primarily due to higher consumer products revenues, principally from Western Europe and Southeast Asia, and a full year of royalties from our location-based entertainment venue at the Palms Casino Resort in Las Vegas, which opened in the fourth quarter of 2006. The year also reflected an increase of $1.4 million related to sales of original artwork.

      The group's segment income increased $7.5 million, or 40%, in 2007 primarily due to the increased revenues previously discussed, partially offset by higher growth-related costs and compensation-related and other benefits expense.

Corporate Administration and Promotion

      Corporate Administration and Promotion expenses increased $2.4 million, or 9%, in 2007 in part due to additional expense related to certain trademark costs that we began expensing in the fourth quarter of 2006 and higher compensation-related and other benefits expense. The previously mentioned allocation of actual post-employment benefit costs to the Publishing Group partially offset the unfavorable variance.

Restructuring Expense

       In 2007, we recorded a charge of $0.4 million related to costs associated with a workforce reduction of 28 employees.

      In 2006, we recorded a charge of $2.1 million related to reducing overhead costs and annual programming and editorial expenses.

Impairment Charges

      In 2007, we recorded a $1.5 million charge in connection with the potential sale of assets related to our Los Angeles production facility. See Note (C), Sale of Assets, to the Notes to Consolidated Financial Statements for additional information.

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

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2008, we had $25.2 million in cash and cash equivalents and $6.1 million of marketable securities and short-term investments compared to $20.6 million in cash and cash equivalents and $13.0 million of marketable securities and short-term investments at December 31, 2007. During 2008, we sold at par all of our $6.0 million of auction rate securities which were included in marketable securities and short-term investments at December 31, 2007. Total financing obligations were $115.0 million at both December 31, 2008 and December 31, 2007.

      At December 31, 2008, cash generated from our operating activities, existing cash and cash equivalents and marketable securities and short-term investments were fulfilling our liquidity requirements. At December 31, 2008, we also had a $50.0 million credit facility, which was reduced to $30.0 million in February 2009. This facility can be used for revolving borrowings, issuing letters of credit or a combination of both. As of February 27, 2009, there were no borrowings and $0.8 million in letters of credit outstanding under this facility, resulting in $29.2 million of available borrowings under this facility.

      We believe that cash on hand and operating cash flows, together with funds available under our credit facility and potential access to credit and capital markets, will be sufficient to meet our operating expenses, capital expenditures and other contractual obligations as they become due.

DEBT FINANCING

      In March 2005, we issued and sold $115.0 million aggregate principal amount of our 3.00% convertible senior subordinated notes due 2025, or convertible notes, which included $15.0 million due to the initial purchasers' exercise of the over-allotment option. The convertible notes bear interest at a rate of 3.00% per annum on the principal amount of the notes, payable in arrears on March 15 and September 15 of each year, payment of which began on September 15, 2005. In addition, under certain circumstances beginning in 2012, if the trading price of the convertible notes exceeds a specified threshold during a prescribed measurement period prior to any semiannual interest period, contingent interest will become payable on the convertible notes for that semiannual interest period at an annual rate of 0.25% per annum.

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

CREDIT FACILITY

      At December 31, 2008, our $50.0 million credit facility provided for revolving borrowings, the issuance of letters of credit or a combination of both of up to $50.0 million outstanding at any time. In February 2009, we amended the terms of our credit facility to, among other things, reduce the size of the facility to $30.0 million. Borrowings under the credit facility bear interest at a variable rate, equal to a specified LIBOR or base rate plus a specified borrowing margin based on our Adjusted EBITDA, as defined in the credit agreement. We pay fees on the outstanding amount of letters of credit based on the margin that applies to borrowings that bear interest at a rate based on LIBOR. All amounts outstanding under the credit facility will mature on January 31, 2011. The obligations of Holdings as borrower under the credit facility are guaranteed by us and each of our other U.S. subsidiaries. The obligations of the borrower and nearly all of the guarantors under the credit facility are secured by a first-priority lien on substantially all of the borrower's and the guarantors' assets.

CALIFA ACQUISITION

      In 2008, we made cash payments totaling $1.0 million in accordance with The Califa Entertainment Group, Inc., or Califa, acquisition agreement. At December 31, 2008, our remaining acquisition payment obligations, which include interest, to Califa were $2.8 million, which are payable in cash in quarterly installments ending in 2011. We have the option of accelerating these remaining acquisition payments. See the Contractual Obligations table for the future cash obligations related to our acquisitions. See Note (B), Acquisition, to the Notes to Consolidated Financial Statements for additional information relating to the Califa acquisition.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash provided by operating activities decreased $20.4 million to $3.8 million in 2008 compared to 2007 primarily due to the operating and nonoperating results previously discussed combined with decreases in accounts payable and deferred tax liabilities from 2007.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash provided by investing activities was $4.3 million for 2008 compared to net cash used for investing activities of $19.0 million in 2007. 2008 reflected $10.3 million of net proceeds of marketable securities and investments and $5.1 million in net proceeds from the sale of our Los Angeles production facility, offset by $11.0 million of capital expenditures. 2007 reflected $10.5 million of net purchases of marketable securities and investments and $8.5 million of capital expenditures.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities of $2.6 million for 2008 and $11.7 million for 2007 were primarily due to payments in connection with acquisition liabilities.

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS

      The negative effect of foreign currency exchange rates on cash and cash equivalents during 2008 of $1.0 million was due to the strengthening of the U.S. dollar against foreign currencies, primarily the pound sterling, compared with the positive effect of foreign currency exchange rates on cash and cash equivalents during 2007 of $0.3 million, which was due to the weakening of the U.S. dollar against foreign currencies.

CONTRACTUAL OBLIGATIONS

      The following table sets forth a summary of our contractual obligations and commercial commitments at December 31, 2008, as further discussed in the Notes to Consolidated Financial Statements (in thousands):

                                              2009       2010      2011       2012       2013   Thereafter       Total
----------------------------------------------------------------------------------------------------------------------
Long-term financing obligations (1)       $  3,450   $  3,450   $ 3,450   $  3,450   $  3,450   $  154,675   $ 171,925
Operating leases (2)                         6,351      6,569     6,616      6,414      5,396       36,400      67,746
Purchasing obligations:
   Licensed programming commitments (3)      4,754      5,000     3,333         --         --           --      13,087
Other:
   Deferred compensation plans               5,428         --        --         --         --           --       5,428
   Acquisition liabilities (1), (4)          3,300      5,300       750         --         --           --       9,350
   Transponder service and other
     agreements (5)                       $  7,560   $  5,803   $ 4,919   $  4,667   $  1,171   $       --   $  24,120
----------------------------------------------------------------------------------------------------------------------

(1)   Includes interest and principal commitments.

(2)   Net of sublease income.

(3) Represents our noncancelable obligations to license programming from other studios. Typically, the licensing of the programming allows us access to specific titles or in some cases the studio's entire library over an extended period of time. We broadcast this programming on our networks throughout the world, as appropriate.

(4) Includes interest and principal related to the acquisitions of Califa and Club Jenna, Inc. and related companies.

(5) Represents our obligations under a services agreement under which Broadcast Facilities, Inc., or BFI, is providing us with certain satellite transmission and other related services. Also reflects our obligations under two international transponder agreements.

      We have excluded from the table above uncertain tax liabilities as defined in FIN 48 due to the uncertainty of the amount and period of payment. At December 31, 2008, our expected payment for significant contractual obligations includes approximately $8.0 million for unrecognized tax benefits associated with the adoption of FIN 48. We cannot make a reasonably reliable estimate as to if or when such amounts may be settled.

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

REVENUE RECOGNITION

Domestic Television

      Our domestic television revenues were $62.6 million and $75.8 million for the years ended December 31, 2008 and 2007, respectively. In order to record our revenues, we estimate the number of PPV and VOD buys and monthly subscriptions using a number of factors including, but not exclusively, the average number of buys and subscriptions in the prior three months based on actual payments received and historical data by geographic location. Upon recording the revenue, we also record the related receivable. We have reserves for uncollectible receivables based on our experience and monitor and adjust these reserves on a quarterly basis. At December 31, 2008 and 2007, we had receivables of $12.8 million and $14.8 million, respectively, related to domestic television. We record adjustments to revenue on a monthly basis as we obtain actual payments from the providers. Actual subscriber information and payment are generally received within three months. Historically, our adjustments have not been material. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, only the most recent two to three months would not have been fully adjusted to actual based on payments received.

International Television

      Our international television revenues were $49.8 million and $55.9 million for the years ended December 31, 2008 and 2007, respectively. In order to record our revenues, we estimate the number of PPV and VOD buys and monthly subscriptions using a number of factors including, but not exclusively, the average number of buys and subscriptions in the prior month based on subscription and billing reports provided by platform operators. Upon recording the revenue, we also record the related receivable. We have reserves for uncollectible receivables based on our experience and monitor and adjust these reserves on a monthly basis. At December 31, 2008 and 2007, we had receivables of $6.8 million and $9.1 million, respectively, related to international television. We record adjustments to revenue on a monthly basis as we obtain subscription and billing reports from the platform operators. Actual subscriber information is generally received within one month. Historically, our adjustments have not been material. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, only the most recent month would not have been fully adjusted to actual based on the prior month's reports.

Domestic Magazine

      Our Playboy magazine revenues were $68.0 million and $77.0 million for the years ended December 31, 2008 and 2007, respectively, of which 10.0% and 11.5% were derived from newsstand sales in the respective years. Our print run, which is developed with input from Time/Warner Retail Sales and Marketing, our national distributor, varies each month based on expected sales. Our expected sales are based on analyses of historical demand based on a number of variables, including content, time of year and the cover price. We record our revenues for each month's issue utilizing our expected sales. Our revenues are recorded net of a provision for estimated returns. Substantially all of the magazines to be returned are returned within 90 days of the date that the subsequent issue goes on sale. We adjust our provision for returns based on actual returns of the magazine. Historically, our annual adjustments to Playboy magazine newsstand revenues have not been material and are driven by differences in actual consumer demand as compared to expected sales. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, only the most recent two to three issues would not have been fully adjusted to actual based on actual returns received.

Consumer Products Licensing

      Our consumer products licensing revenues were $33.1 million and $34.0 million for the years ended December 31, 2008 and 2007, respectively. Our license agreements vary but, in general, carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Guaranteed minimum royalties are recognized on a straight-line basis over the terms of the related agreements. Royalties in excess of the minimum guarantees are estimated and recorded based upon historical results and current expectations of each licensee's sales. Our license agreements, in general, require our licensees to report their actual sales results to us on a quarterly basis. We record adjustments to revenue on a monthly basis as we obtain sales reports from our licensees. Historically, our adjustments have not been material. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, we receive actual sales reports from our licensees for the most recent quarter within 45 days of the end of the quarter.

DEFERRED REVENUES

      We had deferred revenues related to Playboy magazine subscriptions and online subscriptions of $27.5 million and $3.2 million, respectively, at December 31, 2008 and $32.6 million and $4.1 million, respectively, at December 31, 2007. Sales of Playboy magazine and online subscriptions, less estimated cancellations, are deferred and recognized as revenues proportionately over the subscription periods. Our estimates of cancellations are based on historical experience and current marketplace conditions and are adjusted monthly on the basis of actual results. We have not experienced significant deviations between estimated and actual results.

STOCK-BASED COMPENSATION

      Our stock-based compensation expense related to stock options was $1.4 million and $1.1 million for the years ended December 31, 2008 and 2007, respectively. On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, under the modified prospective method. We estimate the value of stock options on the date of grant using the Lattice Binomial model, or Lattice model. The Lattice model requires extensive analysis of actual exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and option cancellations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We measure stock-based compensation cost at the grant date based on the value of the award and recognize the expense over the vesting period. Compensation expense, as recognized under Statement 123(R), for all stock-based compensation awards is recognized using the straight-line attribution method.

RELATED PARTY TRANSACTIONS

HUGH M. HEFNER

      We own a 29-room mansion located on five and one-half acres in Los Angeles, California. The Playboy Mansion is used for various corporate activities and serves as a valuable location for motion picture and television production, magazine photography and for online, advertising, marketing and sales events. It also enhances our image as host for many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increases public awareness of us and our products and services. Its facilities include a tennis court, swimming pool, gymnasium and other recreational facilities as well as extensive film, video, sound and security systems. The Playboy Mansion also includes accommodations for guests and serves as an office and residence for Hugh M. Hefner, our Editor-in-Chief and Chief Creative Officer, or Mr. Hefner. It has a full-time staff that performs maintenance, serves in various capacities at the functions held at the Playboy Mansion and provides our and Mr. Hefner's guests with meals, beverages and other services.

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

      Mr. Hefner's usage of Playboy Mansion services and benefits is recorded through a system initially developed by the professional services firm of PricewaterhouseCoopers LLP, and now administered by us, with appropriate modifications approved by the Audit and Compensation Committees of the Board of Directors. The lease dated June 1, 1979, as amended, between Mr. Hefner and us renews automatically at December 31st each year and will continue to renew unless either Mr. Hefner or we terminate it. The rent charged to Mr. Hefner during 2008 included the appraised rent and the appraised per-unit value of other benefits, as described above. Within 120 days after the end of our fiscal year, the actual charge for all benefits for that year is finally determined. Mr. Hefner pays or receives credit for any difference between the amount finally determined and the amount he paid over the course of the year. We estimated the sum of the rent and other benefits payable for 2008 to be $0.7 million, and Mr. Hefner paid that amount during 2008. The actual rent and other benefits paid for 2007 and 2006 were $0.7 million and $0.8 million, respectively.

      We purchased the Playboy Mansion in 1971 for $1.1 million and in the intervening years have made substantial capital improvements at a cost of $14.3 million through 2008 (including $2.7 million to bring the Hefner residence accommodations to a standard similar to the Playboy Mansion's common areas). The Playboy Mansion is included in our Consolidated Balance Sheets at December 31, 2008 and 2007, at a net book value of $1.3 million and $1.4 million, respectively, including all improvements and after accumulated depreciation. We incur all operating expenses of the Playboy Mansion, including depreciation and taxes, which were $1.9 million, $2.8 million and $2.1 million for 2008, 2007 and 2006, respectively, net of rent received from Mr. Hefner.

      Holly Madison, Bridget Marquardt and Kendra Wilkinson, the stars of The Girls Next Door on E! Entertainment Television, resided in the mansion with Mr. Hefner in 2008 and 2007. The value of rent, food and beverage and other personal benefits for the use of the Playboy Mansion by Ms. Madison, Ms. Marquardt and Ms. Wilkinson was charged to Alta Loma Entertainment, our production company. The aggregate amount of these charges was $0.4 million in each of 2008 and 2007. In addition, Ms. Madison, Ms. Marquardt and Ms. Wilkinson each receive payments for services rendered on our behalf, including appearance fees.

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

      In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51, or Statement 160. Statement 160 clarifies that a noncontrolling interest (previously referred to as minority interest) in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We are required to adopt Statement 160 at the beginning of 2009. We do not expect the adoption of Statement 160 to have a significant impact on our future results of operations or financial condition.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      We are exposed to certain market risks, including changes in foreign currency exchange rates. In order to manage the risk associated with our exposure to such fluctuations, we enter into hedging transactions pursuant to our policies and procedures. We have derivative instruments that have been designated and qualify as cash flow hedges, which are entered into in order to hedge the variability of cash flows to be received related to forecasted royalty payments denominated in the yen and the euro. We hedge these royalties with forward contracts for periods not exceeding 12 months. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions. We link all hedges that are designated as cash flow hedges to forecasted transactions. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged items. Any hedge ineffectiveness is recorded in earnings. We do not use financial instruments for trading purposes.

      We prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the foreign currencies of the countries to which we have exposure, primarily Japan and Germany. Based on our sensitivity analyses at December 31, 2008 and 2007, such a change in foreign currency exchange rates would affect our annual consolidated operating results, financial position and cash flows by approximately $0.1 million and $0.5 million, respectively.

      At December 31, 2008 and 2007, we did not have any floating interest rate exposure. All of our outstanding debt as of those dates consisted of our convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes will be influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. At December 31, 2008, the convertible notes had an implied fair value of $51.8 million, but the convertible notes had not traded since September 2008. The fair value does not necessarily represent the purchase price for the entire convertible note portfolio.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

      The following consolidated financial statements and supplementary data are set forth in this Annual Report on Form 10-K as follows:

                                                                                          Page
                                                                                          ----
      Consolidated Statements of Operations - Fiscal Years Ended December 31, 2008,
      2007 and 2006                                                                         43

      Consolidated Balance Sheets - December 31, 2008 and 2007                              44

      Consolidated Statements of Shareholders' Equity - Fiscal Years Ended
      December 31, 2008, 2007 and 2006                                                      45

      Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 2008,
      2007 and 2006                                                                         46

      Notes to Consolidated Financial Statements                                            47

      Report of Independent Registered Public Accounting Firm                               69

      The supplementary data regarding quarterly results of operations are set forth in Note (W), Quarterly Results of Operations (Unaudited), to the Notes to Consolidated Financial Statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                Fiscal Year   Fiscal Year    Fiscal Year
                                                                      Ended         Ended          Ended
                                                                   12/31/08      12/31/07       12/31/06
--------------------------------------------------------------------------------------------------------
Net revenues                                                    $   292,147   $   339,840    $   331,142
--------------------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                   (236,328)     (268,243)      (265,032)
   Selling and administrative expenses                              (51,294)      (59,601)       (55,026)
   Restructuring expense                                             (6,783)         (445)        (1,998)
   Impairment charges                                              (146,536)       (1,508)            --
   Deferred subscription cost write-off                              (4,820)           --             --
   Provisions for reserves                                           (4,121)           --             --
--------------------------------------------------------------------------------------------------------
Total costs and expenses                                           (449,882)     (329,797)      (322,056)
--------------------------------------------------------------------------------------------------------
Gain on disposal                                                         --            --             29
--------------------------------------------------------------------------------------------------------
Operating income (loss)                                            (157,735)       10,043          9,115
--------------------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                    479         2,511          2,447
   Interest expense                                                  (4,455)       (4,874)        (5,611)
   Amortization of deferred financing fees                             (356)         (490)          (535)
   Impairment charge on investments                                  (2,033)          (88)            --
   Other, net                                                        (1,805)         (249)          (635)
--------------------------------------------------------------------------------------------------------
Total nonoperating expense                                           (8,170)       (3,190)        (4,334)
--------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                  (165,905)        6,853          4,781
Income tax benefit (expense)                                          9,850        (1,928)        (2,496)
--------------------------------------------------------------------------------------------------------
Net income (loss)                                               $  (156,055)  $     4,925    $     2,285
========================================================================================================

Weighted average number of common shares outstanding
   Basic                                                             33,307        33,246         33,171
========================================================================================================
   Diluted                                                           33,307        33,281         33,276
========================================================================================================

Basic and diluted earnings (loss) per common share              $     (4.69)  $      0.15    $      0.07
========================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                              Dec. 31,       Dec. 31,
                                                                                  2008           2007
-----------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                  $    25,192    $    20,603
Marketable securities and short-term investments                                 6,139         12,952
Receivables, net of allowance for doubtful accounts of
   $4,084 and $3,627, respectively                                              40,428         51,139
Receivables from related parties                                                 2,061          1,704
Inventories                                                                      7,341         11,363
Deferred subscription acquisition costs                                             --          7,102
Deferred tax asset                                                               2,268          1,320
Assets held for sale                                                                --          4,706
Prepaid expenses and other current assets                                        9,127         14,986
-----------------------------------------------------------------------------------------------------
   Total current assets                                                         92,556        125,875
-----------------------------------------------------------------------------------------------------
Long-term investments                                                               --          6,556
Property and equipment, net                                                     20,319         14,665
Long-term receivables, net of allowance for doubtful accounts of
   $2,795 and $0, respectively                                                      --          2,795
Programming costs, net                                                          52,056         54,926
Goodwill                                                                        27,758        133,570
Trademarks                                                                      42,503         65,437
Distribution agreements, net of accumulated amortization of
   $6,126 and $4,803, respectively                                              12,138         28,337
Deferred tax asset                                                                 180          1,206
Other noncurrent assets                                                          8,275         11,789
-----------------------------------------------------------------------------------------------------
Total assets                                                               $   255,785    $   445,156
=====================================================================================================

Liabilities
Acquisition liabilities                                                    $     2,785    $     2,134
Accounts payable                                                                24,816         37,842
Accrued salaries, wages and employee benefits                                    9,159          8,304
Deferred revenues                                                               36,402         43,955
Deferred tax liability                                                              --          1,490
Other current liabilities and accrued expenses                                  19,557         14,269
-----------------------------------------------------------------------------------------------------
   Total current liabilities                                                    92,719        107,994
-----------------------------------------------------------------------------------------------------
Financing obligations                                                          115,000        115,000
Acquisition liabilities                                                          5,419          7,936
Deferred tax liability                                                           7,783         18,604
Other noncurrent liabilities                                                    19,785         24,305
-----------------------------------------------------------------------------------------------------
   Total liabilities                                                           240,706        273,839
-----------------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued                   49             49
   Class B nonvoting - 75,000,000 shares authorized;
      28,868,900 and 28,784,079 issued, respectively                               288            288
Capital in excess of par value                                                 231,335        229,833
Accumulated deficit                                                           (208,821)       (52,766)
Treasury stock, at cost - 381,971 shares                                        (5,000)        (5,000)
Accumulated other comprehensive loss                                            (2,772)        (1,087)
-----------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                   15,079        171,317
-----------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                 $   255,785    $   445,156
=====================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

                                                                                                           Accum.
                                      Class A        Class B   Capital in                                   Other
                                       Common         Common    Excess of        Accum.     Treasury        Comp.
                                        Stock          Stock    Par Value       Deficit        Stock         Loss(1)        Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005       $       49     $      286   $  223,537    $  (59,976)  $   (5,000)  $   (1,649)    $   157,247
Net income                                 --             --           --         2,285           --           --           2,285
Shares issued or vested
   under stock plans, net                  --              1        4,238            --           --           --           4,239
Adjustment to initially apply
   FASB Statement 158                      --             --           --            --           --       (1,396)         (1,396)
Other comprehensive income                 --             --           --            --           --        1,253           1,253
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006               49            287      227,775       (57,691)      (5,000)      (1,792)        163,628
Net income                                 --             --           --         4,925           --           --           4,925
Shares issued or vested
   under stock plans, net                  --              1        2,058            --           --           --           2,059
Other comprehensive income                 --             --           --            --           --          705             705
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2007               49            288      229,833       (52,766)      (5,000)      (1,087)        171,317
Net loss                                   --             --           --      (156,055)          --           --        (156,055)
Shares issued or vested
   under stock plans, net                  --             --        1,502            --           --           --           1,502
Other comprehensive loss                   --             --           --            --           --       (1,685)         (1,685)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2008       $       49     $      288   $  231,335    $ (208,821)  $   (5,000)  $   (2,772)    $    15,079
=================================================================================================================================

(1)   Accumulated other comprehensive loss consisted of the following:

                                                     Dec. 31,       Dec. 31,
                                                         2008           2007
----------------------------------------------------------------------------
Unrealized gain (loss) on marketable securities   $       (46)   $       197
Derivative loss                                            --            (78)
Actuarial liability adjustment                         (1,374)          (576)
Foreign currency translation loss                      (1,352)          (630)
----------------------------------------------------------------------------
Accumulated other comprehensive loss              $    (2,772)   $    (1,087)
============================================================================

Comprehensive income (loss) was as follows:

                                                  Fiscal Year    Fiscal Year    Fiscal Year
                                                        Ended          Ended          Ended
                                                     12/31/08       12/31/07       12/31/06
-------------------------------------------------------------------------------------------
Net income (loss)                                 $  (156,055)   $     4,925    $     2,285
-------------------------------------------------------------------------------------------
Unrealized gain (loss) on marketable securities          (243)           (50)           113
Derivative gain (loss)                                     78           (183)            98
Actuarial gain (loss) on liability                       (798)           975            186
Foreign currency translation gain (loss)                 (722)           (37)           856
-------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                (1,685)           705          1,253
-------------------------------------------------------------------------------------------
Comprehensive income (loss)                       $  (157,740)   $     5,630    $     3,538
===========================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                     Fiscal Year    Fiscal Year    Fiscal Year
                                                                           Ended          Ended          Ended
                                                                        12/31/08       12/31/07       12/31/06
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss)                                                    $  (156,055)   $     4,925    $     2,285
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
      Depreciation of property and equipment                               4,692          4,963          3,971
      Amortization of intangible assets                                    2,283          2,300          1,683
      Amortization of investments in entertainment programming            32,483         33,935         36,564
      Stock-based compensation                                             1,245          1,856          2,326
      Impairment charges                                                 146,536          1,508             --
      Impairment charge on investments                                     2,033             --             --
      Provision for reserves                                               4,121             --             --
      Deferred subscription cost write-off                                 4,820             --             --
      Amortization of deferred financing fees                                356            490            535
      Equity (income) loss in operations of investments                      126           (129)            94
      Deferred income taxes                                              (12,863)          (854)           867
      Changes in current assets and liabilities:
         Receivables                                                      11,034         (2,342)          (103)
         Receivables from related parties                                   (357)            87            137
         Inventories                                                       4,022          1,236            247
         Deferred subscription acquisition costs                             (91)         1,234            170
         Prepaid expenses and other current assets                         5,550         (3,565)        (1,109)
         Accounts payable                                                (12,167)         8,746          3,771
         Accrued salaries, wages and employee benefits                       989          3,443         (3,796)
         Deferred revenues                                                (5,180)        (1,095)          (937)
         Acquisition liability interest                                      834          1,274            459
         Accrued litigation settlements                                       --         (1,800)           800
         Other current liabilities and accrued expenses                    4,906             93         (2,145)
--------------------------------------------------------------------------------------------------------------
            Net change in current assets and liabilities                   9,540          7,311         (2,506)
--------------------------------------------------------------------------------------------------------------
      Investments in entertainment programming                           (30,200)       (34,405)       (36,675)
      Increase in trademarks                                              (1,656)        (1,704)        (2,734)
      (Increase) decrease in other noncurrent assets                        (330)         3,511            (52)
      Increase (decrease) in other noncurrent liabilities                 (5,691)         1,234          2,690
      Other, net                                                           2,360           (712)           (53)
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  3,800         24,229          8,995
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
Payments for acquisitions                                                    (60)          (105)        (7,761)
Purchases of investments                                                  (1,066)       (36,846)          (574)
Proceeds from sales of investments                                        11,355         26,377         18,000
Purchases of assets held for sale                                         (6,895)            --             --
Proceeds from assets held for sale                                        12,000             --             --
Additions to property and equipment                                      (10,985)        (8,493)        (7,546)
Other, net                                                                    --             88             --
--------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                       4,349        (18,979)         2,119
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
Payment of acquisition liabilities                                        (2,700)       (11,669)       (11,628)
Payment of deferred financing fees                                            --           (212)            --
Proceeds from stock-based compensation                                       118            163            494
--------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                    (2,582)       (11,718)       (11,134)
--------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                (978)           323            679
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       4,589         (6,145)           659
Cash and cash equivalents at beginning of year                            20,603         26,748         26,089
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $    25,192    $    20,603    $    26,748
==============================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization: Playboy Enterprises, Inc., together with its subsidiaries through which we conduct business, is a media and lifestyle company marketing the Playboy brand through a wide range of multimedia properties and licensing initiatives with operations in the following business segments: Entertainment, Publishing and Licensing.

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

      In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, or Statement 161. Statement 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or Statement 133, and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. We are required to adopt Statement 161 at the beginning of 2009. Since Statement 161 impacts our disclosure but not our accounting treatment for derivative instruments and related hedged items, our adoption of Statement 161 will not impact our results of operations or financial condition.

      In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51, or Statement 160. Statement 160 clarifies that a noncontrolling interest (previously referred to as minority interest) in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We are required to adopt Statement 160 at the beginning of 2009. We do not expect the adoption of Statement 160 to have a significant impact on our future results of operations or financial condition.

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

      Revenue Recognition: Domestic and international TV direct-to-home, or DTH, and cable revenues are recognized based on estimates of pay-per-view and video-on-demand buys and monthly subscriber counts reported each month by the system operators and adjusted to actual. The net adjustments to actual have not been material. International TV third-party revenues are recognized upon identification of programming scheduled for networks, delivery of programming to customers and/or upon the commencement of the license term. Revenues from the sale of Playboy magazine and online subscriptions are recognized over the terms of the subscriptions. Revenues from newsstand sales of Playboy magazine and special editions (net of estimated returns) and revenues from the sale of Playboy magazine advertisements are recorded when each issue goes on sale. Royalties from licensing our trademarks in our international magazine, consumer products licensing and location-based entertainment businesses are generally recognized on a straight-line basis over the terms of the related agreements.

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

      Stock-based compensation expense is based on awards ultimately expected to vest, reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Under the fair value recognition provisions of Statement 123(R), we measure stock-based compensation cost at the grant date based on the value of the award and recognize the expense over the vesting period. Compensation expense, as recognized under Statement 123(R), for all stock-based compensation awards is recognized using the straight-line attribution method. Stock-based compensation expense is reflected in "Selling and administrative expenses" on our Consolidated Statements of Operations and the proceeds are reflected in "Proceeds from stock-based compensation" on our Consolidated Statements of Cash Flows. See Note (S), Stock-Based Compensation.

      Cash Equivalents: Cash equivalents are temporary cash investments with an original maturity of three months or less at the date of purchase and are stated at cost, which approximates fair value.

      Marketable Securities and Short-Term Investments: Marketable securities and short-term investments are classified as available-for-sale securities, stated at fair value and accounted for under the specific identification method. Net unrealized holding gains and losses are included in "Accumulated other comprehensive loss."

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

      Assets Held for Sale: Assets held for sale are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. See Note
(C), Sale of Assets.

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

      Advertising Costs: We expense advertising costs as incurred. In 2007 and 2006, direct response advertising costs, which consist primarily of costs associated with the promotion of Playboy magazine subscriptions, principally the production of direct mail solicitation materials and postage, and the distribution of direct- and e-commerce catalog mailings, were capitalized in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-7, Reporting on Advertising Costs. These capitalized direct response advertising costs were amortized over the period during which the future benefits were expected to be received, generally six to 12 months. In 2008, given the uncertainties of both the magazine environment as well as the economy in general, we began expensing these costs as incurred and wrote off the remaining capitalized amount.

      Programming Amortization and Online Content Costs: Original programming and film acquisition costs are primarily assigned to the domestic and international networks and are capitalized and amortized utilizing the straight-line method, generally over three years. Online content expenditures are generally expensed as incurred. We believe that these methods provide a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films, programs and online content are expected to be realized. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis and are classified on our Consolidated Balance Sheets as noncurrent assets. See Note (N), Programming Costs, Net.

      Intangible Assets: In accordance with Statement 142, we do not amortize goodwill and trademarks with indefinite lives, but subject them to annual impairment tests. Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. In 2006, we began expensing certain costs associated with the defense of such trademarks. Our non-Playboy trademarks with finite lives are being amortized using the straight-line method over the lives of the trademarks, either 10 or 20 and one-quarter years. Copyright costs are being amortized using the straight-line method over 15 years. Noncompete agreements are being amortized using the straight-line method over the lives of the agreements, either five or 10 years. Distribution agreements are being amortized using the straight-line method over the lives of the agreements, which were determined to be 27 and one-half years. A program supply agreement is being amortized using the straight-line method over the 10-year life of the agreement. Other intangible assets continue to be amortized over their useful lives. The noncompete agreements, program supply agreement and copyright costs are all included in "Other noncurrent assets" on our Consolidated Balance Sheets.

      In 2006, we modified the assumptions related to the useful lives of certain distribution agreements that previously were classified as indefinite-lived. As these distribution agreements are now being amortized, the deferred tax liability related to the distribution agreements that is expected to be realized within the net operating loss, or NOL, carryforward period may be netted against our deferred tax asset. In each of 2008 and 2007, we recorded an income tax benefit for $0.5 million of the $3.9 million deferred tax liability related to the modification to the lives of these distribution agreements.

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

      We conduct our annual impairment testing of goodwill and indefinite-lived intangible assets as of every October 1st. If the carrying amount of the asset is not recoverable based on an analysis using a combined weighted forecasted-discounted cash flow and market multiple approach, such asset would be reduced by the estimated shortfall of fair value to recorded value. We must make assumptions regarding forecasted-discounted cash flows and market multiples to determine a reporting unit's estimated fair value. Based on the annual impairment testing as of October 1, 2008, we concluded goodwill required an impairment charge of $105.8 million, while indefinite-lived trademarks required an impairment charge of $24.6 million. These non-Playboy trademarks have also been determined to have a finite life and are now being amortized. If any estimates or related assumptions change in the future, we may be required to record an additional impairment charge. See Note (O), Intangible Assets.

      In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or Statement 144, we evaluate the potential impairment of finite-lived acquired intangible assets when appropriate. If the carrying amount of the asset is not recoverable based on a forecasted-undiscounted cash flow analysis, such asset would be reduced by the estimated shortfall of fair value to recorded value. Based on the results of an impairment analysis on finite-lived intangible assets performed as of October 1, 2008, we recorded an impairment charge of $16.1 million on certain assets. See Note (O), Intangible Assets.

      Derivative Financial Instruments: We account for derivative instruments in accordance with Statement 133, as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires all derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value regardless of the purpose or intent for holding the derivative instrument. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated as and qualifies as part of a hedging relationship and, further, on the type of relationship.

      We formally  document all  relationships  between hedging  instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions. When derivative instruments are designated and qualify as cash flow or fair value hedges, the effective portion of the gain or loss on the derivative instruments is deferred and reported as a component of "Accumulated other comprehensive loss" and is reclassified into earnings upon execution of the hedged transaction. At December 31, 2008, we had derivative instruments that have been designated as and qualify for hedge accounting but were deemed to be ineffective.

      We had no unrealized gain or loss at December 31, 2008 and a net unrealized loss of $0.1 million at December 31, 2007 included in "Accumulated other comprehensive loss," which represents the effective portion of changes in fair value of the cash flow hedges.

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

      Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than U.S. dollars, except those transactions that operate as a hedge transaction, are included in

"Other, net" on our Consolidated Statements of Operations. Foreign currency transaction loss was $1.2 million in 2008, and foreign currency transaction gains were $0.3 million and $0.1 million in 2007 and 2006, respectively.

(B)   ACQUISITION

      In July 2001, we acquired The Hot Network and The Hot Zone networks, together with the related television assets of Califa Entertainment Group, Inc., or Califa. In addition, we acquired the Vivid TV network and the related television assets of V.O.D., Inc., or VODI, a separate entity owned by the sellers. We collectively refer to Califa and VODI as the Califa acquisition. These networks now operate as the Spice Digital Networks. The addition of these networks into our movie networks portfolio enabled us to offer consumers a wider range of adult programming. We accounted for the acquisition under the purchase method of accounting. Accordingly, the results of these networks since the acquisition date have been included in our Consolidated Statements of Operations. In connection with the acquisition and purchase price allocations, the Entertainment Group recorded goodwill of $27.4 million, which is deductible over 15 years for income tax purposes. Future obligations were recorded at their net present value and are reported on our Consolidated Balance Sheets as a component of current and noncurrent "Acquisition liabilities." In 2008, we recorded an impairment charge on Califa goodwill of $11.7 million. See Note (O), Intangible Assets.

      We recorded $30.8 million of intangible assets separate from goodwill consisting of $28.5 million for distribution agreements and $2.3 million for noncompete agreements. All of the noncompete agreements are being amortized over approximately eight years, which are the weighted average lives of these agreements. Distribution agreements of $7.5 million were amortized over approximately two years, which were the weighted average lives of these agreements. In 2008, we recorded an impairment charge on distribution agreements of $14.9 million. See Note (O), Intangible Assets. Distribution agreements of $21.0 million, which were previously determined to be indefinite-lived, are now being amortized over their modified useful lives of 27 and one-half years.

      The total consideration for the acquisition was $70.0 million and is required to be paid in installments over a 10-year period ending in 2011. The nominal consideration for Califa's assets was $28.3 million. We also assumed the obligations of Califa related to a note payable and noncompete liability. The nominal consideration for VODI's assets was $41.7 million. We were obligated to pay up to an additional $12.0 million in consideration upon the achievement of specified financial performance targets, $5.0 million of which we paid in 2003 and $7.0 million of which we paid in 2004. The amounts were recorded at the acquisition date as part of acquisition liabilities.

      We may accelerate all or any portion of the remaining unpaid purchase price, but only by making the accelerated payments in cash, at a discount rate to be mutually agreed upon by the parties in good-faith negotiations. However, if the parties are unable to agree on the discount rate, we may, at our sole discretion, elect to accelerate the payment at a 12% discount rate.

      The Califa acquisition agreement gave us the option of paying up to $71.0 million of the scheduled payments in cash or our Class B common stock, or Class B stock. The number of shares, if any, we issue in connection with a particular payment or particular payments is based on the trading prices of the Class B stock surrounding the applicable payment dates. Prior to each scheduled payment of consideration, we were to provide the sellers with written notice specifying the portion of the purchase price payment that we intend to pay in cash and the portion in Class B stock. In 2008, 2007 and 2006, we paid the sellers $1.0 million, $8.0 million and $8.0 million, respectively, in cash. The remaining payments of $1.0 million, $1.0 million and $0.8 million due in 2009, 2010 and 2011, respectively, must also be made in cash.

      See Note (R), Commitments and Contingencies, for additional information on other future acquisition payments.

(C)   SALE OF ASSETS

      In April 2008, we completed the sale of assets related to our Los Angeles production facility to Broadcast Facilities, Inc., or BFI, for $12.0 million. Our use of the facility for productions had significantly decreased since its inception, and we believe that linear networks and our need for their transmission capacity will decrease over the next several years. We recorded a $0.1 million unfavorable adjustment in 2008, related to the $1.5 million charge on assets held for sale recorded in the prior year.

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

(D)   RESTRUCTURING EXPENSE

      In the fourth quarter of 2008, we developed a restructuring plan in our continued efforts to reduce costs, primarily related to several senior level Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to workforce reduction costs of 21 employees, most of whose jobs will be eliminated in the first quarter of 2009. Payments under this plan began in the fourth quarter of 2008 and will be substantially completed by the end of 2009 with some payments continuing into 2010. In the first half of 2009, we will report additional restructuring charges as well as relocation and other expenses related to vacating our New York office space and other cost-saving initiatives.

      In the third quarter of 2008, we developed a restructuring plan in an effort to lower overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose jobs were eliminated in the fourth quarter of 2008. We also eliminated approximately 25 open positions. Payments under this plan began in the fourth quarter of 2008 and will be substantially completed by the end of 2009 with some payments continuing into 2010.

      In 2007, we implemented a plan to outsource our e-commerce and catalog businesses, to sell the assets related to our Los Angeles production facility and to eliminate office space obtained in an acquisition. This restructuring plan resulted in the recording of a reserve of $0.4 million for costs associated with a workforce reduction of 28 employees. As part of this restructuring plan, we recorded an additional reserve of $0.6 million for contract termination fees and expenses in 2008.

      The following table sets forth the activity and balances of our restructuring reserves, which are included in "Accrued salaries, wages and employee benefits" and "Other current liabilities and accrued expenses" on our Consolidated Balance Sheets, for the years ended December 31, 2008 and 2007 (in thousands):

                                                 Consolidation
                                    Workforce    of Facilities
                                    Reduction   and Operations         Total
----------------------------------------------------------------------------
Balance at December 31, 2006        $     430        $     268     $     698
Reserve recorded                          429               --           429
Adjustments to previous estimates          43              (27)           16
Cash payments                            (473)            (127)         (600)
----------------------------------------------------------------------------
Balance at December 31, 2007              429              114           543
Reserve recorded                        6,357               --         6,357
Additional reserve recorded               150              445           595
Adjustments to previous estimates        (128)             (41)         (169)
Cash payments                          (1,633)            (518)       (2,151)
----------------------------------------------------------------------------
Balance at December 31, 2008        $   5,175        $      --     $   5,175
============================================================================

(E)   PROVISIONS FOR RESERVES

      In 2008, we recorded provisions of $2.9 million for a receivable and $1.2 million for archival material.

(F)   INCOME TAXES

      The following table sets forth the income tax provision (in thousands):

                                                             Fiscal Year   Fiscal Year   Fiscal Year
                                                                   Ended         Ended         Ended
                                                                12/31/08      12/31/07      12/31/06
----------------------------------------------------------------------------------------------------
Current:
   Federal                                                   $        --   $      (153)  $        --
   State                                                             143            90           120
   Foreign                                                         2,870         2,845         1,509
----------------------------------------------------------------------------------------------------
     Total current                                                 3,013         2,782         1,629
----------------------------------------------------------------------------------------------------
Deferred:
   Federal                                                       (11,866)        1,463           160
   State                                                          (1,695)          209           707
   Foreign                                                           698        (2,526)           --
----------------------------------------------------------------------------------------------------
     Total deferred                                              (12,863)         (854)          867
----------------------------------------------------------------------------------------------------
Total income tax expense (benefit)                           $    (9,850)  $     1,928   $     2,496
====================================================================================================

      The U.S. statutory tax rate applicable to us for each of 2008, 2007 and 2006 was 35%. The following table sets forth the reconciliation of the income tax expense (benefit) computed at the U.S. federal statutory tax rate to the actual income tax expense (benefit) (in thousands):

                                                             Fiscal Year   Fiscal Year   Fiscal Year
                                                                   Ended         Ended         Ended
                                                                12/31/08      12/31/07      12/31/06
----------------------------------------------------------------------------------------------------
Statutory rate tax expense (benefit)                         $   (58,067)  $     2,399   $     1,673
Increase (decrease) in taxes resulting from:
    Foreign income and withholding tax on licensing income         2,870         2,845         1,509
    State income tax expense (benefit)                            (1,790)          194           158
    Nondeductible expenses                                        30,564           218           175
    Increase (decrease) in valuation allowance                    13,582        (2,075)        1,327
    Tax benefit of foreign taxes paid or accrued                  (2,735)       (2,541)       (2,503)
    (Increase) decrease in state/foreign NOLs                     (1,264)        1,749          (181)
    Expired NOL/capital loss carryovers                            7,460         1,217            --
    Refund from amended federal return                                --        (2,150)           --
    Tax audit adjustment                                              --            --           281
    Other expense (benefit)                                         (470)           72            57
----------------------------------------------------------------------------------------------------
Total income tax expense (benefit)                           $    (9,850)  $     1,928   $     2,496
====================================================================================================

      Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.

      In 2008, we had a net income tax benefit of $9.8 million compared to a net income tax expense of $1.9 million in 2007. This reduction was due primarily to the reversal of deferred tax liabilities associated with the impairment charges on goodwill and other intangible assets.

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

      In 2006, we modified the assumptions related to the useful lives of certain distribution agreements that previously were classified as indefinite-lived. As these distribution agreements are now being amortized, the deferred tax liability related to the distribution agreements that is expected to be realized within the NOL carryforward period may be netted against our deferred tax asset. In 2006, we recorded an income tax benefit for $2.6 million of the $3.9 million deferred tax liability related to the distribution agreement modification. In each of

2008 and 2007, we recognized an additional income tax benefit of $0.5 million related to the distribution agreements.

      The following table sets forth the significant components of our deferred tax assets and liabilities (in thousands):

                                                         Dec. 31,      Dec. 31,
                                                             2008          2007
-------------------------------------------------------------------------------
Deferred tax assets:
   NOL carryforwards                                    $  51,754     $  48,513
   Tax credit carryforwards                                18,781        16,046
   Temporary difference related to PTVI                     4,830         5,720
   Other deductible temporary differences                  45,832        36,931
-------------------------------------------------------------------------------
     Total deferred tax assets                            121,197       107,210
     Valuation allowance                                  (88,400)      (74,818)
-------------------------------------------------------------------------------
       Deferred tax assets                                 32,797        32,392
-------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred subscription acquisition costs                 (1,487)       (4,620)
   Intangible assets                                      (19,144)      (31,004)
   Other taxable temporary differences                    (17,501)      (14,336)
-------------------------------------------------------------------------------
       Deferred tax liabilities                           (38,132)      (49,960)
-------------------------------------------------------------------------------
Deferred tax liabilities, net                           $  (5,335)    $ (17,568)
===============================================================================

      At December 31, 2008, we had federal NOLs of $118.1 million expiring at various intervals between the years 2009 through 2028, state and local NOLs of $106.7 million expiring at various intervals between the years 2009 through 2028 and foreign NOLs of $6.9 million that have no expiration date. In addition, foreign tax credit carryforwards of $17.7 million and minimum tax credit carryforwards of $1.1 million are available to reduce future U.S. federal income taxes. The foreign tax credit carryforwards expire in 2015 through 2018 and the minimum tax credit carryforwards have no expiration date.

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

      The following table sets forth a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

                                                      Fiscal Year   Fiscal Year
                                                            Ended         Ended
                                                         12/31/08      12/31/07
-------------------------------------------------------------------------------
Unrecognized tax benefits at beginning of year        $     7,978   $     7,978
Increase (decrease) for prior year tax positions               --            --
Increase (decrease) for current year tax positions             --            --
Increase (decrease) related to settlements                     --            --
Increase (decrease) related to statute lapse                   --            --
-------------------------------------------------------------------------------
Unrecognized tax benefits at end of year              $     7,978   $     7,978
===============================================================================

      At December 31, 2008, we had unrecognized tax benefits of $8.0 million; we do not expect this amount to change significantly over the next 12 months. Because of the impact of deferred income tax accounting, the disallowance would not affect the effective income tax rate nor would it accelerate the payment of cash to the taxing authority to an earlier period.

      The statute of limitations for tax years 2005 through 2008 remains open to examination by the major U.S. taxing jurisdictions to which we are subject. In addition, for all tax years prior to 2005 generating an NOL, tax authorities can adjust the amount of NOL. In our international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for at least 2003 and subsequent years in all of our major international tax jurisdictions.

(G)   EARNINGS PER COMMON SHARE

      The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

                                                 Fiscal Year   Fiscal Year   Fiscal Year
                                                       Ended         Ended         Ended
                                                    12/31/08      12/31/07      12/31/06
----------------------------------------------------------------------------------------
Numerator:
For basic and diluted EPS - net income (loss)    $  (156,055)  $     4,925   $     2,285
========================================================================================

Denominator:
For basic EPS - weighted average shares               33,307        33,246        33,171
   Effect of dilutive potential common shares:
     Employee stock options and other                     --            35           105
----------------------------------------------------------------------------------------
       Dilutive potential common shares                   --            35           105
----------------------------------------------------------------------------------------
For diluted EPS - weighted average shares             33,307        33,281        33,276
========================================================================================

Basic and diluted EPS                            $     (4.69)  $      0.15   $      0.07
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

                                                 Fiscal Year   Fiscal Year   Fiscal Year
                                                       Ended         Ended         Ended
                                                    12/31/08      12/31/07      12/31/06
----------------------------------------------------------------------------------------
Stock options                                          3,627         3,133         3,387
Convertible notes                                      6,758         6,758         6,758
----------------------------------------------------------------------------------------
Total                                                 10,385         9,891        10,145
========================================================================================

(H)   FINANCIAL INSTRUMENTS

      Fair Value: The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For cash and cash equivalents, receivables and certain other current assets, the amounts reported approximated fair value due to their short-term nature. As described in Note
(P), Financing Obligations, in March 2005, we issued and sold in a private placement $115.0 million aggregate principal amount of our convertible notes. As of December 31, 2008 and 2007, the fair value of the convertible notes was determined to be $51.8 million and $103.9 million, respectively. The convertible notes had not traded since September 2008. The fair value does not necessarily represent the purchase price for the entire convertible note portfolio.

      Concentrations of Credit Risk: Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom and segments from which our products are sold and/or licensed.

(I)   MARKETABLE SECURITIES AND INVESTMENTS

      The following table sets forth marketable securities and investments (in thousands):

                                                                          Dec. 31,   Dec. 31,
                                                                              2008       2007
---------------------------------------------------------------------------------------------
Marketable securities and short-term investments:
   Cost of marketable securities                                          $    890   $  6,927
   Cost of short-term investments                                            5,249      6,000
   Gross unrealized holding gains                                               --         25
---------------------------------------------------------------------------------------------
      Fair value of marketable securities and short-term investments         6,139     12,952
---------------------------------------------------------------------------------------------
Long-term investments:
   Cost of long-term investments                                                --      6,384
   Gross unrealized holding gains                                               --        290
   Gross unrealized holding losses                                              --       (118)
---------------------------------------------------------------------------------------------
      Fair value of long-term investments                                       --      6,556
---------------------------------------------------------------------------------------------
Total marketable securities and investments                               $  6,139   $ 19,508
=============================================================================================

      We purchased $1.1 million of investments and received proceeds of $11.4 million from the sales of investments in 2008. We had realized losses of $0.8 million in 2008 compared to realized gains of $0.2 million and $31,000 in 2007 and 2006, respectively. Included in "Comprehensive income (loss)" were net unrealized holding losses of $0.2 million and $0.1 million for 2008 and 2007, respectively, and a net unrealized holding gain of $0.1 million for 2006. We recognized interest income of $0.5 million, $2.5 million and $2.4 million during 2008, 2007 and 2006, respectively.

      At December 31, 2008 and December 31, 2007, due to adverse market conditions, we determined that the market value of our investment in an enhanced cash portfolio was other-than-temporarily impaired, and we recorded impairment charges of $0.8 million and $0.1 million on our Consolidated Statements of Operations in 2008 and 2007, respectively.

      In addition, at December 31, 2008, we recorded an impairment charge of $1.2 million on certain investments related to our nonqualified deferred compensation plans. These investments were deemed to be other-than-temporarily impaired as a result of adverse market conditions.

(J)   FAIR VALUE MEASUREMENT

      As discussed in Note (A), Summary of Significant Account Policies, we adopted Statement 157 on January 1, 2008 for our financial assets and liabilities. Our financial assets primarily relate to marketable securities and investments, while financial liabilities primarily relate to derivative instruments to hedge the variability of forecasted cash receipts related to royalty payments denominated in yen and euro.

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

      The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2008 (in thousands):

                                                              Quoted Prices in   Significant
                                                                Active Markets         Other     Significant
                                                                 for Identical    Observable    Unobservable
                                           Total Fair Value             Assets        Inputs          Inputs
                                                Measurement          (Level 1)     (Level 2)       (Level 3)
------------------------------------------------------------------------------------------------------------
Marketable securities and investments             $   6,139          $   5,249     $     890(1)    $      --
Derivative assets                                 $      42          $      --     $      42       $      --
------------------------------------------------------------------------------------------------------------

(1) At December 31, 2008 and December 31, 2007, we had $0.9 million and $6.9 million, respectively, in an enhanced cash portfolio included in "Marketable securities and short-term investments" on our Consolidated Balance Sheets. Due to adverse market conditions, we determined that the market value of this investment was other-than-temporarily impaired, and during the fiscal years ended December 31, 2008 and December 31, 2007, we recorded impairment charges of $0.8 million and $0.1 million, respectively. Through December 31, 2008, we have received 10 distributions from the investment, which is being liquidated, at an average net asset value of 96.61%, resulting in a cumulative realized loss of $1.1 million, which includes $0.9 million of impairment charges.

(K)   INVENTORIES

      In January 2008, we signed an agreement to outsource our Playboy and BUNNYshop e-commerce and catalog businesses to eFashion Solutions, LLC, or eFashion. As part of this agreement, we sold all remaining inventory related to those businesses to eFashion.

      The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

                                                           Dec. 31,    Dec. 31,
                                                               2008        2007
-------------------------------------------------------------------------------
Paper                                                     $   2,371   $   2,948
Editorial and other prepublication costs                      4,759       5,518
Merchandise finished goods                                      211       2,897
-------------------------------------------------------------------------------
Total inventories                                         $   7,341   $  11,363
===============================================================================

(L)   ADVERTISING COSTS

      At December 31, 2008 and 2007, advertising costs of $0 and $7.2 million, respectively, were deferred and included in "Deferred subscription acquisition costs" and "Prepaid expenses and other current assets" on our Consolidated Balance Sheets. For 2008, 2007 and 2006, our advertising expense was $22.9 million, $28.0 million and $27.7 million, respectively.

(M)   PROPERTY AND EQUIPMENT, NET

      The following table sets forth property and equipment, net (in thousands):

                                                           Dec. 31,    Dec. 31,
                                                               2008        2007
-------------------------------------------------------------------------------
Land                                                      $     292   $     292
Buildings and improvements                                    8,872       8,775
Furniture and equipment                                      23,544      22,019
Leasehold improvements                                       17,181      13,002
Software                                                     16,389      12,895
-------------------------------------------------------------------------------
Total property and equipment                                 66,278      56,983
Accumulated depreciation                                    (45,959)    (42,318)
-------------------------------------------------------------------------------
Total property and equipment, net                         $  20,319   $  14,665
===============================================================================

(N)   PROGRAMMING COSTS, NET

      The following table sets forth programming costs, net (in thousands):

                                                           Dec. 31,    Dec. 31,
                                                               2008        2007
-------------------------------------------------------------------------------
Released, less amortization                               $  35,290   $  31,531
Completed, not yet released                                   7,903       8,149
In-process                                                    8,863      15,246
-------------------------------------------------------------------------------
Total programming costs, net                              $  52,056   $  54,926
===============================================================================

(O)   INTANGIBLE ASSETS

      In accordance with Statement 142, we do not amortize goodwill and trademarks with indefinite lives, but subject them to annual impairment tests. As of October 1, 2008, we evaluated goodwill and other indefinite lived assets for impairment using a combined weighted forecasted-discounted cash flow method and a market multiple approach and concluded goodwill required an impairment charge of $105.8 million, while certain indefinite-lived non-Playboy trademarks required an impairment charge of $24.6 million. These trademarks have also been determined to have a finite life and are now being amortized. This analysis was based in part upon our financial results during the year and our current expectation of future performance. At December 31, 2008 and 2007, our indefinite-lived intangible assets that are not amortized but subject to our annual impairment test included goodwill, reflected entirely in the Entertainment Group, of $27.8 million and $133.6 million, respectively, and trademarks of $42.5 million and $65.4 million, respectively. For the years ended December 31, 2008 and 2007, the aggregate amount of goodwill acquired was $35 thousand and $0.6 million, respectively.

      In accordance with Statement 144, we evaluate the potential impairment of finite-lived acquired intangible assets when appropriate. If the carrying amount of the asset is not recoverable based on a forecasted-undiscounted cash flow analysis, such asset would be reduced by the estimated shortfall of fair value to recorded value. Based on the results of an impairment analysis on finite-lived intangible assets performed as of October 1, 2008, we recorded an impairment charge of $16.1 million.

      The following table sets forth our amortizable intangible assets (in thousands):

                                         Gross Carrying    Accumulated                Net Carrying
December 31, 2008                                Amount   Amortization   Impairment         Amount
--------------------------------------------------------------------------------------------------
Noncompete agreements                          $ 14,050      $ (13,688)  $       --       $    362
Distribution agreements                          33,140         (6,126)     (14,876)        12,138
Non-Playboy trademarks                           29,303         (1,913)     (24,580)         2,810
Program supply agreement                          3,226         (1,936)          --          1,290
Trademark license agreement                       2,530           (845)      (1,175)           510
Copyrights                                        2,194         (1,427)          --            767
Other                                               621           (542)          --             79
--------------------------------------------------------------------------------------------------
Total amortizable intangible assets            $ 85,064      $ (26,477)  $  (40,631)      $ 17,956
==================================================================================================

                                         Gross Carrying    Accumulated                Net Carrying
December 31, 2007                                Amount   Amortization   Impairment         Amount
--------------------------------------------------------------------------------------------------
Noncompete agreements                          $ 14,000      $ (13,545)  $       --       $    455
Distribution agreements                          33,140         (4,803)          --         28,337
Program supply agreement                          3,226         (1,613)          --          1,613
Trademark license agreement                       2,530           (542)          --          1,988
Copyrights                                        2,064         (1,281)          --            783
Other                                               665           (535)          --            130
--------------------------------------------------------------------------------------------------
Total amortizable intangible assets            $ 55,625      $ (22,319)  $       --       $ 33,306
==================================================================================================

      The aggregate amortization expense for intangible assets with definite lives for 2008, 2007 and 2006 was $2.3 million, $2.3 million and $1.7 million, respectively. The aggregate amortization expense for intangible assets with definite lives is expected to total approximately $1.6 million, $1.5 million, $1.4 million, $1.3 million and $0.9 million for 2009, 2010, 2011, 2012 and 2013, respectively.

(P)   FINANCING OBLIGATIONS

      The following table sets forth financing obligations (in thousands):

                                                            Dec. 31,   Dec. 31,
                                                                2008       2007
-------------------------------------------------------------------------------
Convertible senior subordinated notes, interest of 3.00%   $ 115,000  $ 115,000
-------------------------------------------------------------------------------
Total financing obligations                                $ 115,000  $ 115,000
===============================================================================

Debt Financing

      In March 2005, we issued and sold $115.0 million aggregate principal amount of our convertible notes, which included $15.0 million due to the initial purchasers' exercise of the over-allotment option. The net proceeds of approximately $110.3 million from the issuance and sale of the convertible notes, after deducting the initial purchasers' discount and offering expenses, were used, together with available cash, (a) to complete a tender offer and consent solicitation for, and to purchase and retire all of the $80.0 million outstanding principal amount of the 11.00% senior secured notes issued by our subsidiary PEI Holdings, Inc., or Holdings, for a total of approximately $95.2 million, including the bond tender premium and consent fee of $14.9 million and other expenses of $0.3 million, (b) to purchase 381,971 shares of our Class B stock for an aggregate purchase price of $5.0 million concurrently with the sale of the convertible notes and (c) for working capital and general corporate purposes.

      The convertible notes bear interest at a rate of 3.00% per annum on the principal amount of the notes, payable in arrears on March 15th and September 15th of each year, payment of which began on September 15, 2005. In addition, under certain circumstances beginning in 2012, if the trading price of the convertible notes exceeds a specified threshold during a prescribed measurement period prior to any semiannual interest period, contingent interest will become payable on the convertible notes for that semiannual interest period at an annual rate of 0.25% per annum.

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

Credit Facility

      At December 31, 2008, our $50.0 million credit facility provided for revolving borrowings, the issuance of letters of credit or a combination of both of up to $50.0 million outstanding at any time. In February 2009, we amended the terms of our credit facility to, among other things, reduce the size of the facility to $30.0 million. Borrowings under the credit facility bear interest at a variable rate, equal to a specified LIBOR or base rate plus a specified borrowing margin based on our Adjusted EBITDA, as defined in the credit agreement. We pay fees on the outstanding amount of letters of credit based on the margin that applies to borrowings that bear interest at a rate based on LIBOR. All amounts outstanding under the credit facility will mature on January 31, 2011. The obligations of Holdings as borrower under the credit facility are guaranteed by us and each of our other U.S. subsidiaries. The obligations of the borrower and nearly all of the guarantors under the credit facility are secured by a first-priority lien on substantially all of the borrower's and the guarantors' assets. At December 31, 2008, there were no borrowings and $0.8 million in letters of credit outstanding under this facility, resulting in $49.2 million of available borrowings under this facility. At February 27, 2009, there were no borrowings and $0.8 million in letters of credit outstanding under this facility, resulting in $29.2 million of available borrowings under this facility.

(Q)   BENEFIT PLANS

      Our Employees Investment Savings Plan is a defined contribution plan consisting of two components: a profit sharing plan and a 401(k) plan. The profit sharing plan covers all employees who have completed 12 months of service of at least 1,000 hours. Our discretionary contribution to the profit sharing plan is distributed to each eligible employee's account in an amount equal to the ratio of each eligible employee's compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. We did not make any contributions to the plan in 2008. Total contributions for 2007 and 2006 related to this plan were $0.5 million and $0.3 million, respectively.

      Eligible employees may participate in our 401(k) plan upon their date of hire. Our 401(k) plan offers several mutual fund investment options. The purchase of our stock has never been an option. We make matching contributions to our 401(k) plan based on each participating employee's contributions and eligible compensation. Our matching contribution expense for 2008, 2007 and 2006 related to this plan were $1.6 million, $1.4 million and $1.4 million, respectively.

      We had two nonqualified deferred compensation plans during 2008, which permitted certain employees and all nonemployee directors to annually elect to defer a portion of their compensation. A match was provided to employees who participated in the deferred compensation plan, at a certain specified minimum level, and whose annual eligible earnings exceeded the salary limitation contained in the 401(k) plan. All amounts contributed and earnings credited under these plans were general unsecured obligations. Such obligations totaled $5.4 million and $6.7 million at December 31, 2008 and December 31, 2007, respectively, and are included in "Other current liabilities and accrued expenses" and "Other noncurrent liabilities," respectively, on our Consolidated Balance Sheets. In December 2008, participants chose, in accordance with transition rules in effect in connection with a change to the tax laws governing deferred compensation, to receive their account balances in full. Assets from both plans will be fully distributed in 2009.

      We currently maintain a practice of paying a separation allowance under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter, which is not funded. Payments in 2008, 2007 and 2006 under this policy were $0.9 million, $0.6 million and $0.3 million, respectively. In 2008, 2007 and 2006 we recorded expense, based on actuarial estimates, of $0.5 million, $0.5 million and $0.6 million, respectively.

      We adopted the recognition and related disclosure provisions of Statement 158 effective December 31, 2006, with the projected benefit obligation reflected in "Other current liabilities and accrued expenses" and "Other noncurrent liabilities" on our Consolidated Balance Sheets. At December 31, 2008 and 2007, the accumulated benefit obligation was $3.3 million and $3.0 million, respectively. At December 31, 2008 and 2007, the projected benefit obligation was $4.4 million and $4.0 million, respectively. Our estimated future benefit payments are $0.5 million, $0.5 million, $0.5 million, $0.4 million and $0.5 million for 2009, 2010, 2011, 2012 and 2013, respectively, and $2.2 million for the five-year period ending December 31, 2018. The assumptions used to compute the 2008 projected benefit obligation included a discount rate of 6.00% and a rate of compensation increase of 4.00%.

(R)   COMMITMENTS AND CONTINGENCIES

      Our principal lease commitments are for office space, operations facilities and furniture and equipment. Some of these leases contain renewal options. In connection with the sale of assets related to our Los Angeles production facility, we entered into an agreement to sublet the entirety of the leased production facility to BFI for a period equal to the remaining term of our lease. BFI assumed all of our liabilities and obligations under the existing facility lease as a part of the sublease. See Note (C), Sale of Assets.

      The following table sets forth rent expense, net (in thousands):

                                        Fiscal Year   Fiscal Year   Fiscal Year
                                              Ended         Ended         Ended
                                           12/31/08      12/31/07      12/31/06
-------------------------------------------------------------------------------
Minimum rent expense                    $    12,503   $    15,147   $    15,437
Sublease income                              (2,148)           --            --
-------------------------------------------------------------------------------
Rent expense, net                       $    10,355   $    15,147   $    15,437
===============================================================================

      There was no contingent rent expense in 2008, 2007 and 2006.

      The following table sets forth the minimum future commitments and total minimum future sublease income at December 31, 2008, under operating leases with initial or remaining noncancelable terms in excess of one year (in thousands):

                                                            Minimum
                                                              Lease    Sublease
                                                        Commitments      Income
-------------------------------------------------------------------------------
2009                                                      $   8,928   $  (2,577)
2010                                                          9,220      (2,651)
2011                                                          9,344      (2,728)
2012                                                          9,277      (2,863)
2013                                                          8,451      (3,054)
Later years                                                  47,726     (11,327)
-------------------------------------------------------------------------------
Total                                                     $  92,946   $ (25,200)
===============================================================================

      We entered into a services agreement with BFI to provide us with certain satellite transmission and other related services, the terms of which extend through 2013. At December 31, 2008, the future commitments related to this agreement were $5.7 million, $5.8 million, $4.9 million, $4.7 million, and $1.2 million for 2009, 2010, 2011, 2012 and 2013, respectively.

      We had two international transponder service agreements, the terms of which extend through 2009. At December 31, 2008, the future commitment related to these two agreements was $1.9 million.

      We had noncancelable obligations to license programming from other studios of $4.8 million, $5.0 million and $3.3 million for 2009, 2010 and 2011, respectively.

      In 2006, we acquired Club Jenna, Inc. and related companies, for which we paid $7.7 million at closing, $1.6 million in 2007 and $1.7 million in 2008 with additional purchase price payments of $2.3 million and $4.3 million due in 2009 and 2010, respectively. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on DVD sales of existing content of the acquired business over a 10-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. No earnout payments have been made through December 31, 2008, and no future earnouts are expected as we are exiting the DVD business.

      In 2005, we acquired an affiliate network of websites. We paid $8.0 million at closing and $2.0 million in each of 2006 and 2007. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments over the five-year period commencing January 1, 2005, based primarily on the financial performance of the acquired business. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price and/or compensation expense. During each of 2008, 2007 and 2006, earnout payments of $0.1 million were made and recorded as additional purchase price.

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

(S)   STOCK-BASED COMPENSATION

      We have stock plans for key employees and nonemployee directors, which provide for the grant of nonqualified and incentive stock options and/or shares of restricted stock units and other equity awards in our Class B stock. The Compensation Committee of the Board of Directors, which is composed entirely of independent nonemployee directors, administers all the plans. These plans are designed to further our growth, development and financial success by providing key employees with strong additional incentives to maximize long-term stockholder value. The Compensation Committee believes that this objective can be best achieved through assisting key employees to become owners of our stock, which aligns their interests with our interests. As stockholders, key employees will benefit directly from our growth, development and financial success. These plans also enable us to attract and retain the services of those executives whom we consider essential to our long-range success by providing these executives with a competitive compensation package and an opportunity to become owners of our stock. At December 31, 2008, we had 2,826,120 shares of our Class B stock available for grant under these plans.

      Stock options, exercisable for shares of our Class B stock, generally vest ratably over a three- to four-year period from the grant date and expire 10 years from the grant date.

      In 2008, we awarded restricted stock units, which provided for the issuance of our Class B stock if certain performance-based goals were met. As of December 31, 2008, the performance goals were not formally approved by the Board of Directors. Pursuant to the requirements of Statement 123(R), we have measured the fair value expense to be recognized during 2008 based upon the December 31, 2008 closing price of our Class B stock, resulting in expense of $0.1 million. In the first quarter of 2009, the Board of Directors replaced the performance-based criteria for the vesting of these grants with a time-based vesting schedule. We completed the final measurement of fair value for the 2008 grants awarded and will record expense prospectively on this basis.

      The 2006 grants of restricted stock units provide for the issuance of our Class B stock if three-year cumulative operating income target thresholds are met. The 2007 restricted stock unit grants provide for the issuance of our Class B stock if two-year cumulative operating income target thresholds are met; the 2007 grants are also subject to an additional one-year service requirement for the units to vest. The operating income minimum thresholds established for each grant were not achieved, and the restricted stock units for those grants were forfeited in 2009.

      We also have an Employee Stock Purchase Plan, or ESPP, that provides substantially all regular full- and part-time employees an opportunity to purchase shares of our Class B stock through payroll deductions. The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on that day's closing price less a 15% discount. ESPP expense is reflected in "Selling and administrative expenses" on our Consolidated Statements of Operations and the proceeds are reflected in "Proceeds from stock-based compensation" on our Consolidated Statements of Cash Flows. At December 31, 2008, we had 37,750 shares of our Class B stock available for purchase under this plan.

      One of our stock plans pertaining to nonemployee directors also allows for the issuance of our Class B stock as awards and payments for retainer, committee and meeting fees.

Stock-Based Compensation Expense

      The following table sets forth stock-based compensation expense related to stock options, restricted stock units, our ESPP and other equity awards for 2008, 2007 and 2006 (in thousands, except per share amounts):

                                      Fiscal Year    Fiscal Year    Fiscal Year
                                            Ended          Ended          Ended
                                         12/31/08       12/31/07       12/31/06
-------------------------------------------------------------------------------
Stock options                         $     1,439    $     1,131    $     3,141
Restricted stock units                       (407)           502         (1,282)
ESPP                                           21             29             29
Other equity awards                           192            194            438
-------------------------------------------------------------------------------
Total                                 $     1,245    $     1,856    $     2,326
===============================================================================

      Stock option and restricted stock option expense for 2008, 2007 and 2006 include adjustments reflecting actual versus estimated forfeitures.

      At December 31, 2008,  there was $0.8 million of unrecognized  stock-based
compensation  expense  related  to  nonvested  stock  options,   which  will  be
recognized over a weighted average period of 1.3 years.

      At  December  31,  2008,   performance  goals  associated  with  the  2008
restricted stock unit grants were not yet established. Pursuant to the requirements of Statement 123(R), we recorded $0.1 million of compensation expense in 2008 related to these grants based on the fair value of the underlying stock. Also, in 2008, we determined it was unlikely that the minimum threshold associated with the 2007 grants would be met. Therefore, we reversed $0.5 million of stock-based compensation expense that was recorded in 2007 related to these restricted stock unit grants. As of December 31, 2008, there was $0.3 million of unrecognized stock-based compensation expense related to nonvested restricted stock units, which will be recognized over 2.2 years.

      In 2006, we determined that it was unlikely that the minimum threshold associated with the 2004 restricted stock unit grants would be met. Therefore, in 2006 we reversed $0.6 million and $0.7 million of stock-based compensation expense that was recorded in 2005 and 2004, respectively, related to the 2004 grants.

Stock Options

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

      The following table sets forth the assumptions used for the Lattice model:

                                      Fiscal Year    Fiscal Year    Fiscal Year
                                            Ended          Ended          Ended
                                         12/31/08       12/31/07       12/31/06
-------------------------------------------------------------------------------
Expected volatility                      31% - 41%      25% - 41%      29% - 43%
Weighted average volatility                    35%            34%            38%
Risk-free interest rate              1.95% - 5.10%  4.67% - 5.04%  4.32% - 5.16%
Expected dividends                             --             --             --
-------------------------------------------------------------------------------

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

      The weighted average expected life for options granted during 2008, 2007 and 2006 using the Lattice model was 6.7 years, 6.3 years and 5.9 years, respectively. The weighted average fair value per share for stock options granted during 2008, 2007 and 2006 using the Lattice model was $2.45, $4.64 and $6.03, respectively.

      The following table sets forth stock option activity for the year ended December 31, 2008:

                                                                        Weighted
                                                                         Average
                                                          Number of     Exercise
                                                             Shares        Price
--------------------------------------------------------------------------------
Outstanding at December 31, 2007                          3,546,250   $    15.60
Granted                                                     171,000         5.72
Canceled                                                   (138,666)       13.27
-------------------------------------------------------------------
Outstanding at December 31, 2008                          3,578,584   $    15.22
================================================================================

      During 2008 and 2007, there were no exercises of stock options. The aggregate intrinsic value for options exercised during 2006 was $0.1 million.

      At December 31, 2008, the weighted average remaining contractual lives of options outstanding and options exercisable were 4.0 years and 3.4 years, respectively. At December 31, 2008, the number of options exercisable was 3,105,759 and the weighted average exercise price per share of options exercisable was $15.97.

      There were no aggregate intrinsic values related to options outstanding and options exercisable at December 31, 2008.

      The following table sets forth the activity and balances of our stock options not yet vested for the year ended December 31, 2008:

                                                                        Weighted
                                                                         Average
                                                          Number of   Grant-Date
                                                             Shares   Fair Value
--------------------------------------------------------------------------------
Outstanding at December 31, 2007                            707,833   $     5.61
Granted                                                     171,000         2.45
Vested                                                     (365,509)        5.71
Canceled                                                    (40,499)        4.66
-------------------------------------------------------------------
Outstanding at December 31, 2008                            472,825   $     4.47
================================================================================

      The total fair value of options vested in 2008, 2007 and 2006 was $2.1 million, $2.7 million and $3.0 million, respectively.

Restricted Stock Units

      At December 31, 2008, we had 632,750 restricted stock units outstanding, none of which were vested.

      The following table sets forth the activity and balances of our restricted stock units for the years ended December 31, 2008, 2007 and 2006:

                                                                        Weighted
                                                                         Average
                                                         Number of    Grant-Date
                                                            Shares    Fair Value
--------------------------------------------------------------------------------
Outstanding at December 31, 2005                           319,000   $     12.91
Granted                                                    233,500         13.51
Forfeited                                                 (112,000)        14.23
Canceled                                                  (107,500)        13.34
------------------------------------------------------------------
Outstanding at December 31, 2006                           333,000         12.75
Granted                                                    250,625         10.61
Forfeited                                                 (121,000)        11.86
Canceled                                                   (28,750)        13.25
------------------------------------------------------------------
Outstanding at December 31, 2007                           433,875         11.73
Granted                                                    270,625          2.16
Canceled                                                   (71,750)         8.37
------------------------------------------------------------------
Outstanding at December 31, 2008                           632,750   $      8.02
================================================================================

      In 2008, we issued 270,625 shares of restricted stock units at a weighted average fair value per share of $2.16, and 25,000 of these shares were canceled during the year.

Employee Stock Purchase Plan

      Stock-based compensation expense related to our ESPP was $21,000 for 2008 and $29,000 for each of 2007 and 2006.

Other Equity Awards

      We issued 33,674 shares of our Class B stock during 2008 related to other equity awards. Stock-based compensation expense related to other equity awards was $0.2 million, $0.2 million and $0.4 million for 2008, 2007 and 2006, respectively.

Income Taxes

      On November 10, 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, or FSP FAS 123(R)-3. We have elected to adopt the alternative transition method provided in FSP FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to Statement 123(R). The alternative transition method simplifies the calculation of the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effect of employee stock-based compensation. This method also has subsequent impact on the APIC pool and Consolidated Statements of Cash Flows relating to the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement 123(R).

      Under Statement 123(R), the income tax effects of share-based payments are recognized for financial reporting purposes only if such awards would result in deductions on our income tax returns. The settlement of share-based payments to date that would have resulted in an excess tax benefit would have increased our existing NOL carryforward. Under Statement 123(R), no excess tax benefits resulting from the settlement of a share-based payment can result in a tax deduction before realization of the tax benefit; i.e., the recognition of excess tax benefits cannot be recorded until the excess benefit reduces current income taxes payable. Additionally, as a result of our existing NOL carryforward position, no excess tax benefits relating to share-based payments have been recorded for the years ended December 31, 2008 and 2007.

(T)   CONSOLIDATED STATEMENTS OF CASH FLOWS

      The following table sets forth cash paid for interest and income taxes (in thousands):

                                         Fiscal Year   Fiscal Year   Fiscal Year
                                               Ended         Ended         Ended
                                            12/31/08      12/31/07      12/31/06
--------------------------------------------------------------------------------
Interest                                 $     4,864   $     5,042   $     5,308
Income taxes                             $     2,343   $     2,166   $     1,976
--------------------------------------------------------------------------------

(U)   SEGMENT INFORMATION

      Our businesses are currently organized into the following three reportable segments: Entertainment, Publishing and Licensing. Entertainment Group operations include the production, marketing and sales of programming under the Playboy, Spice and other brand names, which are distributed through various channels, including domestic and international TV, Internet, wireless and satellite radio. Also included is e-commerce, a business we completed outsourcing in 2008. Publishing Group operations include the publication of Playboy magazine, special editions and other domestic publishing businesses, including books and calendars, and the licensing of international editions of Playboy magazine. Licensing Group operations include the licensing of consumer products carrying one or more of our trademarks and/or images, Playboy-branded retail stores, multifaceted location-based entertainment venues and certain revenue-generating marketing activities.

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

      The following table sets forth financial information by reportable segment (in thousands):

                                        Fiscal Year   Fiscal Year   Fiscal Year
                                              Ended         Ended         Ended
                                           12/31/08      12/31/07      12/31/06
-------------------------------------------------------------------------------
Net revenues (1)
Entertainment                           $   167,263   $   203,065   $   201,068
Publishing                                   84,467        93,774        97,078
Licensing                                    40,417        43,001        32,996
-------------------------------------------------------------------------------
Total                                   $   292,147   $   339,840   $   331,142
===============================================================================
Income (loss) before income taxes (2)
Entertainment                           $    12,301   $    21,291   $    23,299
Publishing                                   (7,580)       (7,568)       (5,374)
Licensing                                    23,676        26,432        18,927
Corporate Administration and Promotion      (23,872)      (28,159)      (25,768)
Restructuring expense                        (6,783)         (445)       (1,998)
Impairment charges                         (146,536)       (1,508)           --
Deferred subscription cost write-off         (4,820)           --            --
Provision for reserves                       (4,121)           --            --
Gain on disposal                                 --            --            29
Nonoperating expenses                        (8,170)       (3,190)       (4,334)
-------------------------------------------------------------------------------
Total                                   $  (165,905)  $     6,853   $     4,781
===============================================================================
Depreciation and amortization (3), (4)
Entertainment                           $    37,430   $    39,453   $    41,056
Publishing                                      368           297           190
Licensing                                       183            94            28
Corporate Administration and Promotion        1,477         1,354           944
-------------------------------------------------------------------------------
Total                                   $    39,458   $    41,198   $    42,218
===============================================================================

                                                         Dec. 31,      Dec. 31,
                                                             2008          2007
-------------------------------------------------------------------------------
Identifiable assets (3), (5)
Entertainment                                         $   129,701   $   287,940
Publishing                                                 22,403        35,320
Licensing                                                   7,601        11,560
Corporate Administration and Promotion                     96,080       110,336
-------------------------------------------------------------------------------
Total                                                 $   255,785   $   445,156
===============================================================================

(1) Net revenues include revenues attributable to foreign countries of approximately $94,003, $113,139 and $96,238 in 2008, 2007 and 2006,
      respectively. Revenues from the U.K. were $26,373, $39,066 and $39,330 in 2008, 2007 and 2006, respectively. No other individual foreign country's revenue was material. Revenues are generally attributed to countries based on the location of customers, except licensing royalties for which revenues are attributed based upon the location of licensees.

(2) Income before income taxes includes income attributable to foreign countries of approximately $4,628, $6,617 and $3,664 in 2008, 2007 and 2006, respectively.

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

(V)   RELATED PARTY TRANSACTIONS

      In 1971, we purchased the Playboy Mansion in Los Angeles, California, where Hugh M. Hefner, our Editor-In-Chief and Chief Creative Officer, or Mr. Hefner, lives. The Playboy Mansion is used for various corporate activities and serves as a valuable location for motion picture and television production, magazine photography and for online, advertising and sales events. It also enhances our image, as we host many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increase public awareness of us and our products and services. Mr. Hefner pays us rent for that portion of the Playboy Mansion used exclusively for his and his personal guests' residence as well as the per-unit value of non-business meals, beverages and other benefits received by him and his personal guests. The Playboy Mansion is included in our Consolidated Balance Sheets at December 31, 2008 and 2007 at a net book value, including all improvements and after accumulated depreciation, of $1.3 million and $1.4 million, respectively. The operating expenses of the Playboy Mansion, including depreciation and taxes, were $1.9 million, $2.8 million and $2.1 million for 2008, 2007 and 2006, respectively, net of rent received from Mr. Hefner. We estimated the sum of the rent and other benefits payable for 2008 to be $0.7 million, and Mr. Hefner paid that amount during 2008. The actual rent and other benefits paid for 2007 and 2006 were $0.7 million and $0.8 million, respectively.

      Holly Madison, Bridget Marquardt and Kendra Wilkinson, the stars of The Girls Next Door on E! Entertainment Television, resided in the mansion with Mr. Hefner in 2008 and 2007. The value of rent, food and beverage and other personal benefits for the use of the Playboy Mansion by Ms. Madison, Ms. Marquardt and Ms. Wilkinson was charged to Alta Loma Entertainment, our production company. The aggregate amount of these charges was $0.4 million in each of 2008 and 2007. In addition, Ms. Madison, Ms. Marquardt and Ms. Wilkinson each receive payments for services rendered on our behalf, including appearance fees.

(W)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following table sets forth a summary of the unaudited quarterly results of operations for 2008 and 2007 (in thousands, except share amounts):

                                                                       Quarters Ended
                                                         -------------------------------------------
2008                                                      Mar. 31    June 30   Sept. 30      Dec. 31
----------------------------------------------------------------------------------------------------
Net revenues                                             $ 78,536   $ 73,378   $ 70,342   $   69,891
Operating loss                                               (519)      (336)    (2,739)    (154,141)
Net loss                                                   (3,135)    (2,108)    (5,150)    (145,662)
Basic and diluted loss per common share (1)                 (0.09)     (0.06)     (0.15)       (4.37)
Common stock price:
   Class A high                                              9.66      10.35       5.57         4.20
   Class A low                                               7.56       5.20       4.00         1.72
   Class B high                                              9.16       8.88       5.44         3.96
   Class B low                                           $   7.76   $   4.88   $   3.56   $     1.03
----------------------------------------------------------------------------------------------------

                                                                       Quarters Ended
                                                         -------------------------------------------
2007                                                      Mar. 31    June 30   Sept. 30      Dec. 31
----------------------------------------------------------------------------------------------------
Net revenues                                             $ 85,415   $ 85,652   $ 82,858   $   85,915
Operating income (loss)                                     3,885      3,853      4,137       (1,832)
Net income (loss)                                           1,474      1,911      2,595       (1,055)
Basic and diluted earnings (loss) per common share (1)       0.04       0.06       0.08        (0.03)
Common stock price:
   Class A high                                             12.30      12.10      11.91        11.93
   Class A low                                               9.80       9.46       8.92         8.33
   Class B high                                             11.79      11.69      11.94        12.00
   Class B low                                           $   9.90   $   9.72   $  10.15   $     8.87
----------------------------------------------------------------------------------------------------

(1) Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the years.

      The quarters ended March 31, 2008, September 30, 2008, December 31, 2008, June 30, 2007 and December 31, 2007 included restructuring expense of $0.6 million, $2.2 million, $4.0 million, $0.1 million and $0.4 million, respectively (see Note (D), Restructuring Expense). The quarters ended December 31, 2008, June 30, 2008 and December 31, 2007 included $146.4 million ($131.2 million after tax), $0.1 million and $1.5 million, respectively, of impairment charges (see Note (C), Sale of Assets, and Note (O), Intangible Assets). The quarter ended December 31, 2008 included a $4.8 million write-off of deferred subscription costs. The quarter ended September 30, 2008 included provisions of $2.9 million for a receivable and $1.2 million for archival material (see Note
(E), Provision for Reserves). The quarters ended December 31, 2008 and December 31, 2007 included impairment charges on investments of $2.0 million and $0.1 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Playboy Enterprises, Inc.

      We have audited the accompanying Consolidated Balance Sheets of Playboy Enterprises, Inc. and subsidiaries, or the Company, as of December 31, 2008 and 2007, and the related Consolidated Statements of Operations, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index of Part IV,
Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As described in Note (F) to the Notes to Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 effective January 1, 2007.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2009, expressed an unqualified opinion thereon.

                                                           /s/ Ernst & Young LLP

Chicago, Illinois
March 12, 2009

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

      None.

Item 9A. Controls and Procedures
--------------------------------

(a)   Evaluation of Disclosure Controls and Procedures

      Our management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2008. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.

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

      Under the supervision of and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this evaluation, management used the criteria set forth in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management believes that our internal control over financial reporting is effective as of December 31, 2008.

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

(c) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Playboy Enterprises, Inc.

      We have audited Playboy Enterprises, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Playboy Enterprises, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

      In our opinion, Playboy Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Playboy Enterprises, Inc. as of December 31, 2008 and 2007, and the related Consolidated Statements of Operations, Consolidated Statements of Shareholders' Equity, and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008 of Playboy Enterprises, Inc. and our report dated March 12, 2009 expressed an unqualified opinion thereon.

                                                           /s/ Ernst & Young LLP

Chicago, Illinois
March 12, 2009

(d)   Change in Internal Control Over Financial Reporting

      There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
--------------------------

      None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance
---------------------------------------------------------------

      The information required by Item 10 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2009, which will be filed within 120 days after the close of our fiscal year ended December 31, 2008, and is incorporated herein by reference, pursuant to General Instruction G(3).

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

Item 11. Executive Compensation
-------------------------------

      The information required by Item 11 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2009, which will be filed within 120 days after the close of our fiscal year ended December 31, 2008, and is incorporated herein by reference (excluding the Report of the Compensation Committee and the Performance Graph), pursuant to General Instruction G(3).

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

      The following table sets forth information regarding outstanding options and shares reserved for future issuance as of December 31, 2008:

                                                                      Class B Common Stock
                                                    -------------------------------------------------------
                                                                                Weighted
                                                                        Average Exercise   Number of Shares
                                                    Number of Options   Price of Options      Remaining for
                                                          Outstanding        Outstanding    Future Issuance
-----------------------------------------------------------------------------------------------------------
Total equity compensation plans approved by
   security holders                                         3,578,584            $ 15.22          2,826,120
===========================================================================================================

      The other information required by Item 12 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2009, which will be filed within 120 days after the close of our fiscal year ended December 31, 2008, and is incorporated herein by reference, pursuant to General Instruction G(3).

Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
--------------------------------------------------------------------------------
Independence
------------

      The information required by Item 13 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2009, which will be filed within 120 days after the close of our fiscal year ended December 31, 2008, and is incorporated herein by reference, pursuant to General Instruction G(3).

Item 14. Principal Accounting Fees and Services
-----------------------------------------------

      The information required by Item 14 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2009, which will be filed within 120 days after the close of our fiscal year ended December 31, 2008, and is incorporated herein by reference, pursuant to General Instruction G(3).

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

                                                                                                Page
                                                                                                ----
(1)  Financial Statements

     Our Financial Statements and Supplementary Data following are as set forth under Part II. Item 8. of this Annual Report on Form 10-K:

     Consolidated Statements of Operations - Fiscal Years Ended December 31, 2008,
     2007 and 2006                                                                                43

     Consolidated Balance Sheets - December 31, 2008 and 2007                                     44

     Consolidated Statements of Shareholders' Equity - Fiscal Years Ended
     December 31, 2008, 2007 and 2006                                                             45

     Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 2008,
     2007 and 2006                                                                                46

     Notes to Consolidated Financial Statements                                                   47

     Report of Independent Registered Public Accounting Firm                                      69

(2)  Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts                                              75

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

PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

===============================================================================================================================
               COLUMN A                         COLUMN B                  COLUMN C                 COLUMN D          COLUMN E
-------------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                                                              ------------------------------
                                               Balance at      Charged to        Charged to                        Balance at
                                                Beginning       Costs and           Other                             End
               Description                      of Period        Expenses         Accounts        Deductions       of Period
-------------------------------------------   -------------   -------------     ------------     ------------     -------------
Allowance deducted in the balance sheet
   from the asset to which it applies:

Fiscal Year Ended December 31, 2008:

   Allowance for doubtful accounts            $       3,627   $       1,195     $        703(1)  $      1,441(2)  $       4,084
                                              =============   =============     ============     ============     =============

   Allowance for returns                      $      21,898   $          --     $     29,362(3)  $     31,427(4)  $      19,833
                                              =============   =============     ============     ============     =============

   Deferred tax asset valuation allowance     $      74,818   $      13,582(5)  $         --     $         --     $      88,400
                                              =============   =============     ============     ============     =============

Fiscal Year Ended December 31, 2007:

   Allowance for doubtful accounts            $       3,688   $       1,465     $        823(1)  $      2,349(2)  $       3,627
                                              =============   =============     ============     ============     =============

   Allowance for returns                      $      24,652   $          --     $     35,167(3)  $     37,921(4)  $      21,898
                                              =============   =============     ============     ============     =============

   Deferred tax asset valuation allowance     $      77,180   $          --     $         --     $      2,362(6)  $      74,818
                                              =============   =============     ============     ============     =============

Fiscal Year Ended December 31, 2006:

   Allowance for doubtful accounts            $       3,883   $         592     $        144(1)  $        931(2)  $       3,688
                                              =============   =============     ============     ============     =============

   Allowance for returns                      $      27,777   $         242     $     41,322(3)  $     44,689(4)  $      24,652
                                              =============   =============     ============     ============     =============

   Deferred tax asset valuation allowance     $      75,295   $       1,327(5)  $        558(7)  $         --     $      77,180
                                              =============   =============     ============     ============     =============

Notes:

(1) Primarily represents provisions for unpaid subscriptions charged to net revenues.

(2)   Primarily represents uncollectible accounts written off less recoveries.

(3) Represents provisions charged to net revenues for estimated returns of Playboy magazine, other domestic publishing products and domestic DVD products.

(4)   Represents settlements on provisions previously recorded.

(5) Represents noncash federal income tax expense related to increasing the valuation allowance.

(6) Primarily represents noncash foreign income tax benefit related to decreasing the valuation allowance.

(7) Represents noncash federal tax adjustment related to the adoption of FASB Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R).

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

Exhibit
Number     Description
-------    -----------

    #2.1 Asset Purchase Agreement, dated June 29, 2001, by and among Playboy Enterprises, Inc., Califa Entertainment Group, Inc., V.O.D., Inc., Steven Hirsch, Dewi James and William Asher (incorporated by reference to Exhibit 2.1 from the Current Report on Form 8-K dated July 6, 2001)

    3.1    Certificate   of   Incorporation   of   Playboy   Enterprises,   Inc.
           (incorporated by reference to Exhibit 3 from our quarterly report on Form 10-Q for the quarter ended March 31, 2003)

    3.2    Amended   and   Restated   Bylaws  of   Playboy   Enterprises,   Inc.
           (incorporated by reference to Exhibit 3.1 from the Current Report on Form 8-K dated December 16, 2008)

    3.3 Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Playboy Enterprises, Inc. (incorporated by reference to Exhibit 3.2 from our quarterly report on Form 10-Q for the quarter ended June 30, 2004, or the June 30, 2004 Form 10-Q)

    4.1 Indenture, dated March 15, 2005, between Playboy Enterprises, Inc. and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 from the Current Report on Form 8-K dated March 9, 2005, or the March 9, 2005 Form 8-K)

    4.2    Form  of  3.00%  Convertible  Senior   Subordinated  Notes  due  2025
           (included in Exhibit 4.1)

    4.3 Registration Rights Agreement, dated March 15, 2005, among Playboy Enterprises, Inc. and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 from the March 9, 2005 Form 8-K)

   10.1    Playboy Magazine Printing and Binding Agreement

          #a Printing and Binding Agreement, dated October 22, 1997, between Playboy Enterprises, Inc. and Quad/Graphics, Inc. (incorporated by reference to Exhibit 10.4 from our transition period report on Form 10-K for the six months ended December 31, 1997, or the Transition Period Form 10-K)

          #b Amendment, dated March 3, 2000, to Printing and Binding Agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc. (incorporated by reference to Exhibit 10.1 from our quarterly  report on Form 10-Q for the  quarter  ended March 31,
                2000)

           c Second Amendment, dated March 2, 2004, to Printing and Binding Agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc. (incorporated by reference to Exhibit 10.1 from our annual report on Form 10-K for the year ended December 31, 2003)

           d Third Amendment, dated July 30, 2007, to Printing and Binding Agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc. (incorporated by reference to Exhibit 10.2 from our quarterly report on Form 10-Q for the quarter ended September 30, 2007)

   10.2    Playboy Magazine Distribution Agreement

           a Distribution Agreement, dated January 1, 2006, between Time/Warner Retail Sales & Marketing Inc. (f/k/a Warner Publisher Services, Inc.) and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.10 from the March 31, 2006 Form 10-Q)

         @#b Amendment, effective as of January 20, 2009, to Distribution Agreement between Time/Warner Retail Sales & Marketing Inc. (f/k/a Warner Publisher Services, Inc.) and Playboy Enterprises, Inc.

   10.3    Playboy Magazine Subscription Fulfillment Agreement

           a Fulfillment Agreement, dated July 1, 1987, between Communications Data Services, Inc. and Playboy Enterprises International, Inc. (incorporated by reference to Exhibit 10.12(a) from our annual report on Form 10-K for the year ended June 30, 1992, or the 1992 Form 10-K)
           b Amendment, dated June 1, 1988, to Fulfillment Agreement between Communications Data Services, Inc. and Playboy Enterprises International, Inc. (incorporated by reference to Exhibit 10.12(b) from our annual report on Form 10-K for the year ended June 30, 1993, or the 1993 Form 10-K)

           c Amendment, dated July 1, 1990, to Fulfillment Agreement between Communications Data Services, Inc. and Playboy Enterprises International, Inc. (incorporated by reference to Exhibit 10.12(c) from our annual report on Form 10-K for the year ended June 30, 1991, or the 1991 Form 10-K)

           d Amendment, dated July 1, 1996, to Fulfillment Agreement between Communications Data Services, Inc. and Playboy Enterprises International, Inc. (incorporated by reference to Exhibit 10.5(d) from our annual report on Form 10-K for the year ended June 30, 1996, or the 1996 Form 10-K)

          #e Amendment, dated July 7, 1997, to Fulfillment Agreement between Communications Data Services, Inc. and Playboy Enterprises International, Inc. (incorporated by reference to Exhibit 10.6(e) from the Transition Period Form 10-K)

          #f Amendment, dated July 1, 2001, to Fulfillment Agreement between Communications Data Services, Inc. and Playboy Enterprises
                International, Inc. (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001, or the September 30, 2001 Form 10-Q)

          #g Amendment, dated March 9, 2006, to Fulfillment Agreement between Communications Data Services, Inc. and Playboy Enterprises
                International, Inc. (incorporated by reference to Exhibit 10.9 from our quarterly report on Form 10-Q for the quarter ended March 31, 2006, or the March 31, 2006 Form 10-Q)

   10.4    Playboy TV UK Limited and UK/BENELUX Limited

           a Transponder Service Agreement, dated August 12, 1999, between British Sky Broadcasting Limited and The Home Video Channel Limited (incorporated by reference to Exhibit 10.4(e) from our annual report on Form 10-K for the year ended December 31, 2002, or the 2002 Form 10-K)

          #b    Contract for a Combined  Compressed  Uplink and  Eurobird  Space
                Segment   Service,   dated  May  12,   2003,   between   British
                Telecommunications plc and Playboy TV UK Limited

           c Contract Amendment Agreement (No. 1), dated May 12, 2003, between British Telecommunications plc and Playboy TV UK Limited

          #d    Contract for a Combined  Compressed  Uplink and  Eurobird  Space
                Segment   Service,   dated  May  12,   2004,   between   British
                Telecommunications plc and Playboy TV UK/BENELUX Limited

          #e Contract Amendment Agreement (No. 1), dated November 30, 2004, between British Telecommunications plc and Playboy TV UK/BENELUX Limited

           (items (b) through (e) incorporated by reference to Exhibits 10.6.1 through 10.7.2, respectively, from the March 31, 2006 Form 10-Q)

  #10.5    Playboy TV-Latin America, LLC Agreements

           a Third Amended and Restated Operating Agreement for Playboy TV-Latin America, LLC, effective as of November 10, 2006, by and between Playboy Entertainment Group, Inc. and Lifford International Co. Ltd. (BVI)

           b    Amended  and  Restated  Program  Supply  and  Trademark  License
                Agreement,    dated   November   10,   2006,   between   Playboy
                Entertainment Group, Inc. and Playboy TV-Latin America, LLC

           (items (a) and (b) incorporated by reference to Exhibits 10.7(c) and (d), respectively, from our annual report on Form 10-K for the year ended December 31, 2006)

 10.6 Transfer Agreement, dated December 23, 2002, by and among Playboy Enterprises, Inc., Playboy Entertainment Group, Inc., Playboy Enterprises International, Inc., Claxson Interactive Group Inc., Carlyle Investments LLC (in its own right and as a successor in interest to Victoria Springs Investments Ltd.), Carlton Investments LLC (in its own right and as a successor in interest to Victoria Springs Investments Ltd.), Lifford International Co. Ltd. (BVI) and Playboy TV International, LLC (incorporated by reference to Exhibit
           2.1 from Current Report on Form 8-K dated December 23, 2002)

  #10.7 Amended and Restated Affiliation and License Agreement regarding DBS Satellite Exhibition of Programming, dated May 17, 2002, between DirecTV, Inc. and Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc. and Spice Platinum Entertainment, Inc. (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2002, or the June 30, 2002 Form 10-Q)

  #10.8    Affiliation Agreement with Time Warner Cable Inc.

           a Affiliation Agreement, dated July 8, 2004, between Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc., and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2004, or the September 30, 2004 Form 10-Q)

           b Amendment to Affiliation Agreement, effective as of March 31, 2008, between Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc., and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.1 from Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on February 20, 2009, or the March 31, 2008 Form 10-Q/A)

   10.9    Affiliation  Agreement between Spice,  Inc., and Satellite  Services,
           Inc.

           a Affiliation Agreement, dated November 1, 1992, between Spice, Inc., and Satellite Services, Inc.

           b Amendment No. 1 to Affiliation Agreement, dated September 29, 1994, between Spice, Inc., and Satellite Services, Inc.

           c Letter Agreement, dated July 18, 1997, amending the Affiliation Agreement between Spice, Inc., and Satellite Services, Inc.

           d    Letter  Agreement,   dated  December  18,  1997,   amending  the
                Affiliation   Agreement  between  Spice,   Inc.,  and  Satellite
                Services, Inc.

           e Amendment, effective as of September 26, 2005, to Affiliation Agreement between Spice, Inc., and Satellite Services, Inc.

           (items (a) through (e) incorporated by reference to Exhibits 10.1.1 through 10.1.5, respectively, from our quarterly report on Form 10-Q for the quarter ended September 30, 2005, or the September 30, 2005 Form 10-Q)

  10.10 Affiliation Agreement between Playboy Entertainment Group, Inc., and Satellite Services, Inc.

           a Affiliation Agreement, dated February 10, 1993, between Playboy Entertainment Group, Inc., and Satellite Services, Inc.

           b    Amendment to  Affiliation  Agreement,  effective as of September
                26,  2005,  between  Playboy   Entertainment  Group,  Inc.,  and
                Satellite Services, Inc.

           (items (a) and (b) incorporated by reference to Exhibits 10.2.1 and 10.2.2, respectively, from the September 30, 2005 Form 10-Q)

 #10.11 Amended and Restated Agreement, dated August 1, 2007, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., and DirecTV, Inc. (incorporated by reference to Exhibit 10.3 from Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2007 Form 10-Q, filed with the SEC on February 20, 2009, or the September 30, 2007 Form 10-Q/A)

 #10.12 Services Agreement, dated April 1, 2008 between Broadcast Facilities, Inc. and Playboy Entertainment Group, Inc. (incorporated by reference to Exhibit 10.2 from Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on February 20, 2009)

  10.13    Content License, Marketing and Sales Agreement

          #a Content License, Marketing and Sales Agreement, dated January 15, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC (incorporated by reference to Exhibit 10.2 to the March 31, 2008 Form 10-Q/A)

         @#b First Amendment to the Content License, Marketing and Sales Agreement, effective as of March 1, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC

 #10.14 Agreement dated October 4, 2004, between Playboy Enterprises International, Inc., Fiesta Palms LLC, N-M Ventures II, LLC and Nine Group LLC (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2007, or the June 30, 2007 Form 10-Q)

  10.15 Amended and Restated Credit Agreement, effective as of April 1, 2005, or the Credit Agreement, among PEI Holdings, Inc., as borrower, and Bank of America, N.A., as Agent and the other lenders from time to time party thereto a Credit Agreement (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2005)

           b First Amendment to the Credit Agreement, dated March 10, 2006, among PEI Holding, Inc., as borrower, Bank of America, N.A., as Agent, and the other Lenders Party thereto (incorporated by reference to Exhibit 10.15(b) from the 2005 Form 10-K)

           c    Master Corporate Guaranty, dated March 11, 2003

           d Security Agreement, dated March 11, 2003, between PEI Holdings, Inc. and Bank of America, N.A., as Agent under the Credit Agreement

           e Security Agreement, dated March 11, 2003, among Playboy Enterprises, Inc. and each of the domestic subsidiaries of PEI Holdings, Inc. set forth on the signature pages thereto and Bank of America, N.A., as Agent under the Credit Agreement

           f Pledge Agreement, dated March 11, 2003, between PEI Holdings, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           g Pledge Agreement, dated March 11, 2003, among Chelsea Court Holdings LLC, as the limited partner in 1945/1947 Cedar River C.V., Candlelight Management LLC, as the general partner in 1945/1947 Cedar River C.V., and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           h Pledge Agreement, dated March 11, 2003, between Claridge Organization LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           i Pledge Agreement, dated March 11, 2003, between Playboy Clubs International, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           j Pledge Agreement, dated March 11, 2003, between CPV Productions, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           k Pledge Agreement, dated March 11, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           l Pledge Agreement, dated March 11, 2003, between Playboy Gaming International, Ltd. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           m Pledge Agreement, dated March 11, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           n Pledge Agreement, dated March 11, 2003, between Playboy Enterprises, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           o Pledge Agreement, dated March 11, 2003, between Playboy Enterprises International, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           p Pledge Agreement, dated March 11, 2003, between Planet Playboy, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           q Pledge Agreement, dated March 11, 2003, between Spice Entertainment, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           r Pledge Agreement, dated March 11, 2003, between Playboy TV International, LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement
           s Pledge Agreement, dated March 11, 2003, between Playboy TV International, LLC and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement

           t Trademark Security Agreement, dated March 11, 2003, by AdulTVision Communications, Inc., Alta Loma Entertainment, Inc., Lifestyle Brands, Ltd., Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Playboy Enterprises International, Inc. and Spice Hot Entertainment, Inc. in favor of Bank of America, N.A., as Agent under the Credit Agreement

           u    Copyright  Security  Agreement,  dated March 11, 2003,  by After
                Dark Video, Inc., Alta Loma Distribution, Inc., Alta Loma Entertainment, Inc., Impulse Productions, Inc., Indigo Entertainment, Inc., MH Pictures, Inc., Mystique Films, Inc., Playboy Entertainment Group, Inc., Precious Films, Inc. and Women Productions, Inc. in favor of Bank of America, N.A., as Agent under the Credit Agreement

           v Lease Subordination Agreement, dated March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent for various lenders

           w Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated March 11, 2003, made and executed by Playboy Enterprises International, Inc. in favor of Fidelity National Title Insurance Company for the benefit of Bank of America, N.A., as Agent for Lenders under the Credit Agreement

           (items (c) through (w) incorporated by reference to Exhibits 10.9(b) through (u), respectively, from the 2002 Form 10-K)

           x Pledge Amendment, dated July 22, 2003, between Playboy Entertainment Group, Inc. and Bank of America, N.A., as agent for the various financial institutions from time to time parties to the Credit Agreement (incorporated by reference to Exhibit 10.9(i)-1 from our May 19, 2003 Form S-4)

           y First Amendment to Deed of Trust With Assignment of Rents, Security Agreement and Fixture Filing, dated September 15, 2004, made and executed between Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent (incorporated by reference to Exhibit 10.4 from the September 30, 2004 Form 10-Q)

           z    Second  Amendment  to  the  Credit  Agreement,   or  the  Second
                Amendment, dated April 27, 2006

           aa Reaffirmation of Guaranty, dated April 27, 2006, to the Credit Agreement, by each of the Guarantors, pursuant to the Second Amendment

           bb   Third Amendment to the Credit Agreement, dated May 15, 2006 cc Pledge Amendment, dated May 15, 2006, from Playboy Enterprises International, Inc.

           dd Pledge Amendment, dated May 15, 2006, from Playboy Entertainment Group, Inc.

           ee Joinder to the Master Corporate Guaranty, dated May 15, 2006, by Playboy.com, Inc., Playboy.com Internet Gaming, Inc., Playboy.com Racing, Inc., SpiceTV.com, Inc., and CJI Holdings, Inc., and accepted by Bank of America, N.A., as agent for Lenders

           ff   Joinder  to  Security   Agreement,   dated  May  15,  2006,   by
                Playboy.com, Inc., Playboy.com Internet Gaming, Inc., Playboy.com Racing, Inc., SpiceTV.com, Inc. and CJI Holdings, Inc., and accepted by Bank of America, N.A., as agent for the Lenders gg Pledge Agreement, dated May 15, 2006, between Playboy.com, Inc. and Bank of America, N.A., as agent for the Lenders hh Pledge Agreement, dated May 15, 2006, between Playboy.com Internet Gaming Inc. and Bank of America, N.A., as agent for the Lenders

           ii   Trademark   Security   Agreement,   dated  May  15,   2006,   by
                Playboy.com, Inc. in favor of Bank of America, N.A., as agent for the Lenders

           jj   Copyright   Security   Agreement,   dated  May  15,   2006,   by
                Playboy.com, Inc. in favor of Bank of America, N.A., as agent for the Lenders

           (items (z) through (jj) incorporated by reference to Exhibits 10.1.1 through 10.2.9, respectively, from our quarterly report on Form 10-Q for the quarter ended June 30, 2006)

           kk   Fourth  Amendment  to  the  Credit  Agreement,   or  the  Fourth
                Amendment, dated July 21, 2006

           ll Reaffirmation of Guaranty, dated July 21, 2006, by each of the Guarantors, pursuant to the Fourth Amendment mm Fifth Amendment to the Credit Agreement, or the Fifth Amendment, dated September 28, 2006 nn Reaffirmation of Guaranty, dated September 28, 2006, by each of the Guarantors, pursuant to the Fifth Amendment oo Joinder and Amendment No. 1 to Master Corporate Guaranty, dated September 28, 2006, by Playboy Enterprises, Inc., Playboy Enterprises International, Inc., Spice Hot Entertainment, Inc. and Spice Platinum Entertainment, Inc., and accepted by Bank of America, N.A., as agent for the Lenders

           (items (kk) through (oo) incorporated by reference to Exhibits 10.1.1 through 10.2.3, respectively, from the September 30, 2006 Form 10-Q)

           pp Sixth Amendment to the Credit Agreement, dated September 28, 2007 (incorporated by reference to Exhibit 10.1 to the September 30, 2007 Form 10-Q/A)

          @qq   Seventh  Amendment to the Credit  Agreement,  dated February 17,
                2009

  10.16 Exchange Agreement, dated March 11, 2003, among Hugh M. Hefner, Playboy.com, Inc., PEI Holdings, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 4.2 from the 2002 Form 10-K)

  10.17 Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner

           a    Letter of Interpretation of Lease

           b    Agreement of Lease

           (items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the 1991 Form 10-K)

           c Amendment to Lease Agreement, dated January 12, 1998 (incorporated by reference to Exhibit 10.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 1998, or the March 31, 1998 Form 10-Q)

           d Lease Subordination Agreement, dated March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent for various lenders (see
                Exhibit 10.22(v)) (incorporated by reference to Exhibit 10.9(t) from the 2002 Form 10-K)

  10.18    Los Angeles Office Lease Documents

           a Agreement of Lease, dated April 23, 2002, between Los Angeles Media Tech Center, LLC and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.4 from the June 30, 2002 Form 10-Q)

           b First Amendment to Agreement of Lease, dated June 28, 2002 (incorporated by reference to Exhibit 10.4 from our quarterly report on Form 10-Q for the quarter ended September 30, 2002, or the September 30, 2002 Form 10-Q)

           c Second Amendment to Agreement of Lease, dated September 23, 2004 (incorporated by reference to Exhibit 10.2 from the September 30, 2004 Form 10-Q)

  10.19    Chicago Office Lease Documents

           a Office Lease, dated April 7, 1988, by and between Playboy Enterprises, Inc. and LaSalle National Bank as Trustee under Trust No. 112912 (incorporated by reference to Exhibit 10.7(a) from the 1993 Form 10-K)

           b First Amendment to Office Lease, dated October 26, 1989 (incorporated by reference to Exhibit 10.15(b) from our annual report on Form 10-K for the year ended June 30, 1995, or the 1995 Form 10-K)

           c    Second   Amendment   to  Office   Lease,   dated  June  1,  1992
                (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended December 31, 1992)

           d    Third   Amendment  to  Office  Lease,   dated  August  30,  1993
                (incorporated by reference to Exhibit 10.15(d) from the 1995 Form 10-K)

           e    Fourth   Amendment  to  Office  Lease,   dated  August  6,  1996
                (incorporated by reference to Exhibit 10.20(e) from the 1996 Form 10-K)

           f Fifth Amendment to Office Lease, dated March 19, 1998 (incorporated by reference to Exhibit 10.3 from the March 31, 1998 Form 10-Q)
           g Sixth Amendment to Office Lease, effective as of May 1, 2006 (incorporated by reference to Exhibit 10.9.1 from the September 30, 2006 Form 10-Q)

  10.20    New York Office Lease Documents

           a Agreement of Lease, dated August 11, 1992, between Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)

           b Second Amendment to Agreement of Lease, dated June 28, 2004 (incorporated by reference to Exhibit 10.4 from the June 30, 2004 Form 10-Q)

  10.21    Los Angeles Studio Facility Lease Documents

           a Agreement of Lease, dated September 20, 2001, between Kingston Andrita LLC and Playboy Entertainment Group, Inc. (incorporated by reference to Exhibit 10.3(a) from the September 30, 2001 Form 10-Q)

           b First Amendment to Agreement of Lease, dated May 15, 2002 (incorporated by reference to Exhibit 10.3 from the June 30, 2002 Form 10-Q)

           c Second Amendment to Agreement of Lease, dated July 23, 2002 (incorporated by reference to Exhibit 10.6 from the September 30, 2002 Form 10-Q)

           d    Third Amendment to Agreement of Lease, dated October 31, 2002

           e    Fourth Amendment to Agreement of Lease, dated December 2, 2002

           f    Fifth Amendment to Agreement of Lease, dated December 31, 2002

           g    Sixth Amendment to Agreement of Lease, dated January 31, 2003

           (items (d) through (g) incorporated by reference to Exhibits 10.17(d) through (g), respectively, from the 2002 Form 10-K)

           h Guaranty, dated September 20, 2001, by Playboy Entertainment Group, Inc. in favor of Kingston Andrita LLC (incorporated by reference to Exhibit 10.3(c) from the September 30, 2001 Form 10-Q)

           i Seventh Amendment to Agreement of Lease, dated July 23, 2003 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2003)

          #j Sublease Agreement, dated April 1, 2008, between Broadcast Facilities, Inc. and Playboy Entertainment Group, Inc. (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2008)

 *10.22    Selected Company Remunerative Plans

           a Executive Protection Program, dated March 1, 1990 (incorporated by reference to Exhibit 10.18(c) from the 1995 Form 10-K)

           b Amended and Restated Playboy Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2(a) from our quarterly report on Form 10-Q for the quarter ended June 30, 1998, or the June 30, 1998 Form 10-Q)

           c First Amendment to the Playboy Enterprises, Inc. Deferred Compensation Plan, as amended and restated January 1, 2005 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2008, or the September 30, 2008 Form 10-Q)

          @d Second Amendment to the Playboy Enterprises, Inc. Deferred Compensation Plan, as amended and restated January 1, 2005

          @e Third Amendment to the Playboy Enterprises, Inc. Deferred Compensation Plan, as amended and restated January 1, 2005

           f Amended and Restated Playboy Enterprises, Inc. Board of Directors' Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2(b) from the June 30, 1998 Form 10-Q)

           g First Amendment to the Playboy Enterprises, Inc. Board of Directors' Deferred Compensation Plan, as amended and restated January 1, 2005 (incorporated by reference to Exhibit 10.2 from the September 30, 2008 Form 10-Q)

          @h Second Amendment to the Playboy Enterprises, Inc. Board of Directors' Deferred Compensation Plan, as amended and restated January 1, 2005

          @i Third Amendment to the Playboy Enterprises, Inc. Board of Directors' Deferred Compensation Plan, as amended and restated January 1, 2005

          @j    Amended  and  Restated  Playboy   Enterprises,   Inc.   Employee
                Investment Savings Plan

 *10.23    1991 Directors' Plan

           a    First  Amended  and  Restated  Playboy  Enterprises,  Inc.  1991
                Non-Qualified Stock Option Plan for Non-Employee Directors, effective as of September 17, 2008 (incorporated by reference to Exhibit 10.3 from the September 30, 2008 Form 10-Q)

           b    Playboy  Enterprises,   Inc.  1991  Non-Qualified  Stock  Option
                Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4(nn) from the 1991 Form 10-K)

 *10.24    1995 Stock Incentive Plan

           a Third Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan, as amended and restated as of September 17, 2008 (incorporated by reference to Exhibit 10.4 from the September 30, 2008 Form 10-Q)

           b Form of Non-Qualified Stock Option Agreement for Non-Qualified Stock Options which may be granted under the Plan

           c Form of Incentive Stock Option Agreement for Incentive Stock Options which may be granted under the Plan

           d Form of Restricted Stock Agreement for Restricted Stock issued under the Plan

           (items (b), (c) and (d)  incorporated  by reference to Exhibits  4.3,
           4.4 and 4.5, respectively, from our Registration Statement No. 33-58145 on Form S-8 dated March 20, 1995)

           e Form of Section 162(m) Restricted Stock Agreement for Section 162(m) Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(e) from our annual report on Form 10-K for the year ended June 30, 1997)

 *10.25    1997 Directors' Plan

           a Second Amended and Restated 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc., as amended and restated as of September 17, 2008 (incorporated by reference to Exhibit
                10.5 from the September 30, 2008 Form 10-Q)

           b Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from our quarterly report on Form 10-Q for the quarter ended September 30, 1997)

          @c First Amendment to the Second Amended and Restated 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc., as amended and restated as of September 17, 2008

 *10.26 Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.4 from the June 30, 2007 Form 10-Q)

 *10.27    Selected Employment, Termination and Other Agreements

          @a Form of Severance Agreement, dated September 1, 2008, between Playboy Enterprises, Inc. and each of Linda Havard and Alex Vaickus

          @b Form of Severance Agreement, dated September 1, 2008, between Playboy Enterprises, Inc. and each of Martha Lindeman, Richard Rosenzweig and Howard Shapiro

          @c Amended and Restated Employment Agreement, dated September 1, 2008, between Playboy Enterprises, Inc. and Robert Meyers

         @#d Separation Agreement, dated February 9, 2009, between Playboy Enterprises, Inc. and Christie Hefner

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

                                        PLAYBOY ENTERPRISES, INC.

March 13, 2009                             By /s/ Linda Havard
                                              -----------------------------
                                           Linda G. Havard
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Authorized Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jerome Kern                                         March 13, 2009
----------------------------------------
Jerome Kern
Interim Chairman of the Board,
Interim Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Richard S. Rosenzweig                               March 13, 2009
----------------------------------------
Richard S. Rosenzweig
Executive Vice President and Director

/s/ Dennis S. Bookshester                               March 13, 2009
----------------------------------------
Dennis S. Bookshester
Director

/s/ David I. Chemerow                                   March 13, 2009
----------------------------------------
David I. Chemerow
Director

/s/ Christie Hefner                                     March 13, 2009
----------------------------------------
Christie Hefner
Director

/s/ Charles Hirschhorn                                  March 13, 2009
----------------------------------------
Charles Hirschhorn
Director

/s/ Russell I. Pillar                                   March 13, 2009
----------------------------------------
Russell I. Pillar
Director

/s/ Sol Rosenthal                                       March 13, 2009
----------------------------------------
Sol Rosenthal
Director

/s/ Linda Havard                                        March 13, 2009
----------------------------------------
Linda G. Havard
Executive Vice President
and Chief Financial Officer
(Principal Financial and
Accounting Officer)