Form 10-Q
period 2009-03-31
PLAYBOY ENTERPRISES INC
filed 2009-05-11
CIK 1072341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]    Accelerated filer [X]   Non-accelerated filer [ ]
Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

At April 30, 2009, there were 4,864,102 shares of Class A Common Stock and 28,574,953 shares of Class B Common Stock outstanding.

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

      The following are some of the important factors that could cause our actual results, performance or outcomes to differ materially from those discussed in the forward-looking statements:

(1) Foreign, national, state and local government regulations, actions or initiatives, including:
         (a) attempts to limit or otherwise regulate the sale, distribution or transmission of adult-oriented materials, including print, television, video, Internet and mobile materials;
         (b) limitations on the advertisement of tobacco, alcohol and other products which are important sources of advertising revenue for us; or
         (c) substantive changes in postal regulations which could increase our postage and distribution costs;
(2) Risks associated with our foreign operations, including market acceptance and demand for our products and the products of our licensees and partners;
(3) Our ability to manage the risk associated with our exposure to foreign currency exchange rate fluctuations;
(4) Further changes in general economic conditions, consumer spending habits, viewing patterns, fashion trends or the retail sales environment, which, in each case, could reduce demand for our programming and products and impact our advertising and licensing revenues;
(5) Our ability to protect our trademarks, copyrights and other intellectual property;
(6) Risks as a distributor of media content, including our becoming subject to claims for defamation, invasion of privacy, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials we distribute;
(7) The risk our outstanding litigation could result in settlements or judgments which are material to us;
(8) Dilution from any potential issuance of common stock or convertible debt in connection with financings or acquisition activities;
(9) Further competition for advertisers from other publications, media or online providers or any decrease in spending by advertisers, either generally or with respect to the adult male market;
(10) Competition in the television, men's magazine, Internet, mobile, new electronic media and product licensing markets;
(11) Attempts by consumers, distributors, merchants or private advocacy groups to exclude our programming or other products from distribution;
(12) Our television, Internet and mobile businesses' reliance on third parties for technology and distribution, and any changes in that technology, distribution and/or unforeseen delays in implementation which might affect our financial results, plans and assumptions;
(13) Risks associated with losing access to transponders or technical failure of transponders or other transmitting or playback equipment that is beyond our control;
(14) Competition for channel space on linear television or video-on-demand platforms;
(15) Failure to maintain our agreements with multiple system operators, or MSOs, and direct-to-home, or DTH, operators on favorable terms, as well as any decline in our access to and acceptance by DTH and/or cable systems and the possible resulting deterioration in the terms, cancellation of fee arrangements, pressure on splits or adverse changes in certain minimum revenue amounts with operators of these systems;
(16) Risks that we may not realize the expected increased sales and profits and other benefits from acquisitions;
(17) Any charges or costs we incur in connection with restructuring measures we may take in the future;
(18) Risks associated with the financial condition of Claxson Interactive Group, Inc., our Playboy TV-Latin America, LLC, joint venture partner;
(19)  Increases in paper, printing or postage costs;

(20) Effects of the national consolidation of the single-copy magazine distribution system and risks associated with the financial stability of major magazine wholesalers;
(21) Effects of the national consolidation and/or bankruptcies of television distribution companies (e.g., cable MSOs, satellite platforms and telecommunications companies);
(22) Risks associated with the viability of our subscription, on-demand, ad-supported and e-commerce Internet models;
(23) Risks that adverse market and economic conditions may result in a decrease in the value of our investments in marketable securities and risks that adverse market conditions in the securities and credit markets may significantly affect our ability to access the capital and credit markets; and
(24) The risk that our common stock could be delisted from the New York Stock Exchange, or NYSE, if we fail to meet the NYSE's continued listing requirements.

      For a detailed discussion of these and other factors that may affect our performance, see Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

                            PLAYBOY ENTERPRISES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

             Consolidated Statements of Operations and Comprehensive Loss
             for the Quarters Ended March 31, 2009 and 2008 (Unaudited)        5

             Consolidated  Balance  Sheets at March 31, 2009  (Unaudited)
             and December 31, 2008                                             6

             Condensed  Consolidated  Statements  of Cash  Flows  for the
             Quarters Ended March 31, 2009 and 2008 (Unaudited)                7

             Notes  to  Condensed   Consolidated   Financial   Statements
             (Unaudited)                                                       8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          21

Item 4.   Controls and Procedures                                             21

                                     PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings                                                   22

Item 1A.  Risk Factors                                                        23

Item 6.   Exhibits                                                            23

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

                                                                           2009          2008
---------------------------------------------------------------------------------------------
Net revenues                                                        $    61,633   $    78,536
---------------------------------------------------------------------------------------------
Costs and expenses
   Cost of sales                                                        (50,430)      (63,756)
   Selling and administrative expenses                                  (12,538)      (14,705)
   Restructuring expense                                                 (3,179)         (594)
   Impairment charge                                                     (5,518)            -
---------------------------------------------------------------------------------------------
Total costs and expenses                                                (71,665)      (79,055)
---------------------------------------------------------------------------------------------
Operating loss                                                          (10,032)         (519)
---------------------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                                         33           360
   Interest expense                                                      (2,147)       (2,110)
   Amortization of deferred financing fees                                 (225)         (156)
   Other, net                                                               (89)         (517)
---------------------------------------------------------------------------------------------
Total nonoperating expense                                               (2,428)       (2,423)
---------------------------------------------------------------------------------------------
Loss before income taxes                                                (12,460)       (2,942)
Income tax expense                                                       (1,202)       (1,237)
---------------------------------------------------------------------------------------------
Net loss                                                            $   (13,662)  $    (4,179)
=============================================================================================

Other comprehensive income (loss)
   Unrealized loss on marketable securities                                 (26)         (470)
   Unrealized gain on derivatives                                             -            78
   Foreign currency translation gain (loss)                                (187)          383
---------------------------------------------------------------------------------------------
Total other comprehensive loss                                             (213)           (9)
---------------------------------------------------------------------------------------------
Comprehensive loss                                                  $   (13,875)  $    (4,188)
=============================================================================================

Weighted average number of common shares outstanding
   Basic and diluted                                                     33,388        33,275
=============================================================================================

Basic and diluted loss per common share                             $     (0.41)  $     (0.13)
=============================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                            PLAYBOY ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    (Unaudited)
                                                                       Mar. 31,      Dec. 31,
                                                                           2009          2008
---------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                           $    25,902   $    25,192
Marketable securities and short-term investments                            605         6,139
Receivables, net of allowance for doubtful accounts of
   $4,397 and $4,084, respectively                                       34,365        40,428
Receivables from related parties                                          3,360         2,061
Inventories                                                               6,335         7,341
Deferred tax asset                                                        2,035         2,268
Prepaid expenses and other current assets                                 6,591         9,127
---------------------------------------------------------------------------------------------
   Total current assets                                                  79,193        92,556
---------------------------------------------------------------------------------------------
Property and equipment, net                                              20,135        20,319
Programming costs, net                                                   51,281        52,056
Goodwill                                                                 22,206        27,758
Trademarks                                                               42,709        42,503
Distribution agreements, net of accumulated amortization
   of $6,320 and $6,126, respectively                                    11,944        12,138
Deferred tax asset                                                          176           180
Other noncurrent assets                                                   5,830         6,078
---------------------------------------------------------------------------------------------
Total assets                                                        $   233,474   $   253,588
=============================================================================================

Liabilities
Acquisition liabilities                                             $     2,844   $     2,785
Accounts payable                                                         21,884        24,816
Accrued salaries, wages and employee benefits                             9,698         9,159
Deferred revenues                                                        36,764        36,402
Other current liabilities and accrued expenses                           13,396        19,557
---------------------------------------------------------------------------------------------
   Total current liabilities                                             84,586        92,719
---------------------------------------------------------------------------------------------
Financing obligations                                                   100,817        99,763
Acquisition liabilities                                                   5,291         5,419
Deferred tax liability                                                    8,125         7,783
Other noncurrent liabilities                                             20,213        19,785
---------------------------------------------------------------------------------------------
   Total liabilities                                                    219,032       225,469
---------------------------------------------------------------------------------------------

Shareholders' equity
Common stock, $0.01 par value
   Class A voting - 7,500,000 shares authorized; 4,864,102 issued            49            49
   Class B nonvoting - 75,000,000 shares authorized;
       28,933,455 and 28,868,900 issued, respectively                       289           288
Capital in excess of par value                                          259,437       259,240
Accumulated deficit                                                    (237,348)     (223,686)
Treasury stock, at cost - 381,971 shares                                 (5,000)       (5,000)
Accumulated other comprehensive loss                                     (2,985)       (2,772)
---------------------------------------------------------------------------------------------
   Total shareholders' equity                                            14,442        28,119
---------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                          $   233,474   $   253,588
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

                            PLAYBOY ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the Quarters Ended March 31 (Unaudited)
                                 (In thousands)

                                                                           2009          2008
---------------------------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                            $   (13,662)  $    (4,179)
Adjustments to reconcile net loss to net cash used for
  operating activities:
   Depreciation of property and equipment                                 1,232         1,044
   Amortization of intangible assets                                        506           565
   Amortization of investments in entertainment programming               7,986         8,210
   Amortization of deferred financing fees                                  225           156
   Stock-based compensation                                                 178           584
   Noncash interest expense                                               1,054           977
   Impairment charge                                                      5,518             -
   Deferred income taxes                                                    579           431
   Payment of deferred compensation plan                                 (5,133)         (106)
   Net change in operating assets and liabilities                         5,483        (1,126)
   Investments in entertainment programming                              (7,171)       (8,258)
   Other, net                                                                17           215
---------------------------------------------------------------------------------------------
Net cash used for operating activities                                   (3,188)       (1,487)
---------------------------------------------------------------------------------------------
Cash flows from investing activities
Purchases of investments                                                    (93)         (397)
Proceeds from sales of investments                                        5,575         8,513
Additions to assets held for sale                                             -        (6,832)
Additions to property and equipment                                      (1,079)       (2,759)
Other, net                                                                    4             -
---------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                      4,407        (1,475)
---------------------------------------------------------------------------------------------
Cash flows from financing activities
Payments of deferred financing fees                                        (173)            -
Payments of acquisition liabilities                                        (250)         (250)
Proceeds from stock-based compensation                                       21            36
---------------------------------------------------------------------------------------------
Net cash used for financing activities                                     (402)         (214)
---------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents               (107)          243
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        710        (2,933)
Cash and cash equivalents at beginning of period                         25,192        20,603
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $    25,902   $    17,670
=============================================================================================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(A)   BASIS OF PREPARATION

      The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring and other adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Certain amounts reported for the prior periods have been reclassified to conform to the current year's presentation.

      As previously announced, in concert with the integration of our publishing and online businesses, beginning with the current year quarter, we have moved the reporting of our online/mobile business from the Entertainment Group into the new Print/Digital Group, formerly the Publishing Group. The Print/Digital Group will focus on creating brand-consistent content that extends across print and digital platforms. Amounts reported for prior periods have been reclassified to conform to the revised segment reporting.

(B)   RECENTLY ISSUED ACCOUNTING STANDARDS

      In May 2008, the Financial Accounting Standards Board, or FASB, issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted FSP APB 14-1 at the beginning of 2009 and applied FSP APB 14-1 retrospectively to all prior periods. In applying FSP APB 14-1, we reclassified $29.1 million of the carrying value of our 3.00% convertible senior subordinated notes due 2025, or convertible notes, and $1.2 million of the issuance costs related to the convertible notes to equity retroactive to the March 2005 issuance date. These amounts represent the equity component of the proceeds from the notes calculated assuming a 7.75% nonconvertible borrowing rate. The discount is being accreted to "Interest expense" and the debt issuance costs are being amortized to "Amortization of deferred financing fees" over a seven-year term, which represents the period beginning on the issuance date of the notes of March 15, 2005 and ending on the first put date of March 15, 2012. Accordingly, we recorded $4.0 million, $3.8 million, $3.5 million and $2.6 million of additional noncash interest expense and $0.3 million, $0.2 million, $0.3 million and $0.2 million of additional amortization of deferred financing fees, or $0.13, $0.12, $0.11 and $0.08 per basic and diluted share on a combined basis in 2008, 2007, 2006 and 2005, respectively. We will recognize additional noncash interest expense of $4.4 million and additional amortization of deferred financing fees of $0.3 million for the year ended December 31, 2009, of which $1.1 million of interest expense and $0.1 million of amortization of deferred financing fees, or $0.03 per basic and diluted share on a combined basis, were recognized for the current year quarter. On January 1, 2009, as a result of adopting FSP APB 14-1, we reduced the carrying value of the debt in "Financing obligations" by $15.2 million, decreased "Other noncurrent assets" by $2.2 million, increased "Capital in excess of par value" by $27.9 million and increased "Accumulated deficit" by $14.9 million on our Consolidated Balance Sheet.

      In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, or Statement 161. Statement 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. We adopted Statement 161 at the beginning of 2009. Since Statement 161 impacts our disclosure but not our accounting treatment for derivative instruments and related hedged items, our adoption of Statement 161 did not impact our results of operations or financial condition.

      In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, or Statement 160. Statement 160 clarifies that a noncontrolling interest (previously referred to as minority interest) in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We adopted Statement 160 at the beginning of 2009. The adoption of Statement 160 did not have an impact on our results of operations or financial condition.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of Statement 157 to the beginning of 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted Statement 157 on January 1, 2008 for our financial assets and liabilities and on January 1, 2009 for our nonfinancial assets and liabilities. The adoption of Statement 157 did not have an impact on our results of operations or financial condition.

(C)   RESTRUCTURING EXPENSE

      In the current year quarter, we implemented a restructuring plan to integrate our print and digital businesses and base them in our Chicago office as well as to streamline operations across the Company, including the elimination of additional positions. As a result of this plan, we recorded a charge of $2.6 million related to the workforce reduction of 107 employees, whose jobs will be eliminated by the end of the second quarter of 2009. Severance payments under this plan began in the current year quarter and will be completed by the end of 2009. We will record an additional charge of approximately $4 million in the second quarter of 2009 largely related to the exiting of our New York office space.

      In the fourth quarter of 2008, we implemented a restructuring plan to lower overhead costs, primarily related to senior Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to 21 employees, most of whose jobs were eliminated in the current year quarter. Payments under this plan began in the fourth quarter of 2008 and will be substantially completed by the end of 2009 with some payments continuing into 2010. In the current year quarter, we recorded an unfavorable adjustment of $0.9 million against this plan as a result of changes in plan assumptions.

      In the third quarter of 2008, we implemented a restructuring plan to reduce overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose jobs were eliminated in the fourth quarter of 2008. Payments under this plan began in the fourth quarter of 2008 and will be substantially completed by the end of 2009 with some payments continuing into 2010. In the current year quarter, we recorded a favorable adjustment of $0.3 million to this plan as a result of changes in plan assumptions.

      The following table sets forth the activity and balances of our restructuring reserves, which are included in "Accrued salaries, wages and employee benefits" and "Other current liabilities and accrued expenses" on our Consolidated Balance Sheets (in thousands):

                                                   Consolidation
                                                   of Facilities
                                       Workforce             and
                                       Reduction      Operations          Total
--------------------------------------------------------------------------------
Balance at December 31, 2007            $    429         $   114       $    543
Reserve recorded                           6,357               -          6,357
Additional reserve recorded                  150             445            595
Adjustments to previous estimates           (128)            (41)          (169)
Cash payments                             (1,633)           (518)        (2,151)
--------------------------------------------------------------------------------
Balance at December 31, 2008               5,175               -          5,175
Reserve recorded                           2,555               -          2,555
Adjustments to previous estimates            624               -            624
Cash payments                             (3,145)              -         (3,145)
--------------------------------------------------------------------------------
Balance at March 31, 2009               $  5,209         $     -       $  5,209
================================================================================

(D)   IMPAIRMENT

      In accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142, we do not amortize goodwill and trademarks with indefinite lives, but subject them to annual impairment tests. Due to the current year quarter realignment of our reporting segments, we conducted interim impairment testing of goodwill in accordance with Statement 142. As a result, we recorded an impairment charge on goodwill of $5.5 million as certain digital assets were deemed impaired based on their new reporting segment. This analysis was based in part upon our financial results during the current year and our expectation of future performance.

(E)   EARNINGS PER COMMON SHARE

      The following table sets forth the computations of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

                                                              Quarters Ended
                                                                 March 31,
                                                           --------------------
                                                                2009       2008
-------------------------------------------------------------------------------
Numerator:
For basic and diluted EPS - net loss                       $ (13,662)  $ (4,179)
===============================================================================

Denominator:
For basic and diluted EPS - weighted average shares           33,388     33,275
===============================================================================

Basic and diluted loss per common share                    $   (0.41)  $  (0.13)
===============================================================================

      The following table sets forth the number of shares related to outstanding options to purchase our Class B common stock, or Class B stock, and the potential number of shares of Class B stock contingently issuable under our convertible notes. These shares were not included in the computations of diluted EPS for the quarters ended March 31, 2009 and 2008, as their inclusion would have been antidilutive (in thousands):
                                                               Quarters Ended
                                                                  March 31,
                                                           --------------------
                                                                2009       2008
-------------------------------------------------------------------------------
Stock options                                                  4,575      3,546
Restricted stock                                                 536          -
Convertible notes                                              6,758      6,758
-------------------------------------------------------------------------------
Total                                                         11,869     10,304
===============================================================================

(F)   INVENTORIES

      The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

                                                            Mar. 31,   Dec. 31,
                                                                2009       2008
-------------------------------------------------------------------------------
Paper                                                      $   1,959   $  2,371
Editorial and other prepublication costs                       4,183      4,759
Merchandise finished goods                                       193        211
-------------------------------------------------------------------------------
Total                                                      $   6,335   $  7,341
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

      At March 31, 2009 and December 31, 2008, we had unrecognized tax benefits of $8.0 million and do not expect this amount to change significantly over the next 12 months. Due to the impact of deferred income tax accounting, the disallowance of these benefits would not affect our effective income tax rate nor would it accelerate the payment of cash to the taxing authority to an earlier period.

      Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

      We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In addition, for all tax years prior to 2005 generating an NOL, tax authorities can adjust the NOL amount. In our international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for 2003 and subsequent years.

(H)   FAIR VALUE MEASUREMENT

      As discussed in Note (B), Recently Issued Accounting Standards, we adopted Statement 157 for our financial assets and liabilities on January 1, 2008 and for our nonfinancial assets and liabilities on January 1, 2009. Our assets primarily relate to marketable securities and investments, while liabilities primarily relate to derivative instruments to hedge the variability of forecasted cash receipts related to royalty payments denominated in yen and euro.

      We utilize the market approach to measure fair value for our assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

      The following table sets forth our assets and liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2009 (in thousands):

                                                                  Quoted Prices in                           Significant
                                                                Active Markets for   Significant Other      Unobservable
                                             Total Fair Value     Identical Assets   Observable Inputs            Inputs
                                                  Measurement            (Level 1)           (Level 2)         (Level 3)
------------------------------------------------------------------------------------------------------------------------
Marketable securities and investments        $            605   $              144   $             461(1)   $          -
Derivative assets                            $            263   $                -   $             263      $          -
------------------------------------------------------------------------------------------------------------------------

(1) At December 31, 2008, we had $0.9 million in an enhanced cash portfolio included in "Marketable securities and short-term investments" on our Consolidated Balance Sheet. Due to adverse market conditions, we determined that the market value of this investment was other-than-temporarily impaired, and through March 31, 2009, we had cumulative impairment charges of $0.9 million. As of March 31, 2009, we have received 12 distributions from the investment, which is being liquidated, at an average net asset value of 95.47%, resulting in a cumulative realized loss of $1.2 million, which includes the impairment charges. At March 31, 2009, our remaining balance in this investment was $0.5 million.

(I)   CONTINGENCIES

      In 2006, we acquired Club Jenna, Inc. and related companies, for which we paid $7.7 million at closing, $1.6 million in 2007 and $1.7 million in 2008 with additional purchase price payments of $2.3 million and $4.3 million due in 2009 and 2010, respectively. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on DVD sales of existing content of the acquired business over a 10-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. No earnout payments have been made through March 31, 2009 and no future earnout payments are expected as we have exited the DVD business.

      In 2005, we acquired an affiliate network of websites. We paid $8.0 million at closing and $2.0 million in each of 2006 and 2007. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments over the five-year period commencing January 1, 2005 based primarily on the financial performance of the acquired business. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price and/or compensation expense. No earnout payments were made during the quarter ended March 31, 2009. During 2008, $0.1 million of earnout payments were made and recorded as additional purchase price.

(J)   BENEFIT PLANS

      We maintain a practice of paying a separation allowance, which is not funded, under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter. We made cash payments under this policy of $0.2 million during each of the quarters ended March 31, 2009 and March 31, 2008.

(K)   STOCK-BASED COMPENSATION

      The following table sets forth stock-based compensation expense related to stock options, restricted stock units, other equity awards and our employee stock purchase plan, or ESPP (in thousands):

                                                               Quarters Ended
                                                                  March 31,
                                                              -----------------
                                                                2009       2008
-------------------------------------------------------------------------------
Stock options                                                 $  102   $    464
Restricted stock units                                           (23)        61
Other equity awards                                               96         53
ESPP                                                               3          6
-------------------------------------------------------------------------------
Total                                                         $  178   $    584
===============================================================================

      The total amount of compensation expense recognized reflects the number of stock-based awards that actually vest as of the completion of their respective vesting periods. Upon the vesting of certain stock-based awards, we adjust our stock-based compensation expense to reflect actual versus estimated forfeitures. During the quarters ended March 31, 2009 and 2008, we recorded a favorable adjustment of $0.1 million and an unfavorable adjustment of $0.1 million, respectively, to reflect actual forfeitures for vested stock option grants.

Stock Options

      We estimate the value of options on the date of grant using the Lattice Binomial model, or Lattice model. The Lattice model requires extensive analysis of actual exercise and cancellation data and involves a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and option exercises and cancellations.

      The following table sets forth the assumptions used for the Lattice model:

                                                              Quarters Ended
                                                                 March 31,
                                                           ---------------------
                                                                   2009     2008
--------------------------------------------------------------------------------
Expected volatility                                            43% - 97%     N/A
Weighted average volatility                                          57%     N/A
Risk-free interest rate                                    0.14% - 4.71%     N/A
Expected dividends                                                    -      N/A
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

      During the quarter ended March 31, 2009, we granted 996,000 stock options, exercisable for shares of our Class B stock, which vest over a three-year period from the grant date and expire 10 years from the grant date. The weighted average expected life for options granted was 6.9 years and the weighted average fair value per share for options granted was $0.73. No stock options were granted during the quarter ended March 31, 2008.

      The following table sets forth the activity and balances of our stock options for the quarter ended March 31, 2009:

                                                                        Weighted
                                                                         Average
                                                            Number of   Exercise
                                                               Shares      Price
--------------------------------------------------------------------------------
Outstanding at December 31, 2008                            3,578,584   $  15.22
Granted                                                       996,000       1.25
Forfeited                                                    (751,000)     24.59
Canceled                                                     (140,834)     11.68
---------------------------------------------------------------------
Outstanding at March 31, 2009                               3,682,750   $   9.66
================================================================================

      At  March  31,  2009,  we had $1.1  million  of  unrecognized  stock-based
compensation  expense  related  to  nonvested  stock  options,   which  will  be
recognized over a weighted average period of 2.2 years.

Restricted Stock Units

      In March 2009, we awarded 332,000 restricted stock units with a grant-date fair value per share of $1.25, which provide for the issuance of our Class B stock vesting over a three-year period from the grant date. No restricted stock units were granted during the quarter ended March 31, 2008.

      In May 2008, we awarded 270,625 restricted stock units, which provided for the issuance of our Class B stock if certain performance goals were met. In March 2009, the Board of Directors modified the 2008 grants by replacing the performance-based criteria for the vesting of the grants with a service-based vesting schedule. Pursuant to the requirements of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, the fair value of the grants was remeasured at the modification date to a fair value of $1.25 per share. Accordingly, we recorded a cumulative adjustment credit of $0.1 million related to this modification. The modification did not affect the number of shares expected to vest and no incremental compensation cost is associated with the modification.

      During the quarter ended March 31, 2009, we determined that the minimum performance thresholds associated with the 2006 and 2007 restricted stock unit grants were not achieved. Accordingly, these grants were forfeited.

      The following table sets forth the activity and balances of our restricted stock units for the quarter ended March 31, 2009:

                                                                        Weighted
                                                                         Average
                                                          Number of   Grant-Date
                                                             Shares   Fair Value
--------------------------------------------------------------------------------
Outstanding at December 31, 2008                            632,750   $     8.02
Granted                                                     332,000         1.25
Forfeited                                                  (385,875)       11.74
Canceled                                                    (43,125)        1.55
-------------------------------------------------------------------
Outstanding at March 31, 2009                               535,750   $     1.25
================================================================================

      At March 31, 2009, we had $0.4 million of unrecognized stock-based compensation expense related to nonvested restricted stock units, which will be recognized over a weighted average period of 2.6 years.

(L)   SEGMENT INFORMATION

      The following table sets forth financial information by reportable segment (in thousands):

                                                             Quarters Ended
                                                                March 31,
                                                          ---------------------
                                                               2009        2008
-------------------------------------------------------------------------------
Net revenues
Entertainment                                             $  26,181   $  32,669
Print/Digital                                                26,080      35,376
Licensing                                                     9,372      10,491
-------------------------------------------------------------------------------
Total                                                     $  61,633   $  78,536
===============================================================================
Loss before income taxes
Entertainment                                             $   2,950   $   2,359
Print/Digital                                                (3,628)     (2,828)
Licensing                                                     5,606       6,643
Corporate                                                    (6,263)     (6,099)
Restructuring expense                                        (3,179)       (594)
Impairment charge                                            (5,518)          -
Investment income                                                33         360
Interest expense                                             (2,147)     (2,110)
Amortization of deferred financing fees                        (225)       (156)
Other, net                                                      (89)       (517)
-------------------------------------------------------------------------------
Total                                                     $ (12,460)  $  (2,942)
===============================================================================

                                                           Mar. 31,    Dec. 31,
                                                               2009        2008
-------------------------------------------------------------------------------
Identifiable assets
Entertainment                                             $ 110,937   $ 115,230
Print/Digital                                                25,227      36,874
Licensing                                                     8,164       7,601
Corporate                                                    89,146      93,883
-------------------------------------------------------------------------------
Total                                                     $ 233,474   $ 253,588
===============================================================================

      As previously announced, in concert with the integration of our publishing and online businesses, beginning with the current year quarter, we have moved the reporting of our online/mobile business from the Entertainment Group into the new Print/Digital Group, formerly the Publishing Group. The Print/Digital Group will focus on creating brand-consistent content that extends across print and digital platforms. These reporting changes are in conformity with the requirements of FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and better reflect how management views the Company's operations. The revised segment reporting is reflected throughout this report for all periods presented. Amounts reported for prior periods have been reclassified to conform to the revised segment reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This  discussion   should  be  read  in  conjunction  with  the  Condensed
Consolidated Financial Statements and accompanying notes in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

RESULTS OF OPERATIONS (1)

      The following table sets forth our results of operations (in millions, except per share amounts):

                                                               Quarters Ended
                                                                  March 31,
                                                            -------------------
                                                                2009       2008
-------------------------------------------------------------------------------
Net revenues
Entertainment
   Domestic TV                                              $   13.3   $   16.5
   International TV                                             11.3       14.7
   Other                                                         1.6        1.5
-------------------------------------------------------------------------------
   Total Entertainment                                          26.2       32.7
-------------------------------------------------------------------------------
Print/Digital
   Domestic magazine                                            13.5       16.1
   International magazine                                        1.7        2.1
   Special editions and other                                    1.6        1.9
   Digital                                                       9.3       15.2
-------------------------------------------------------------------------------
   Total Print/Digital                                          26.1       35.3
-------------------------------------------------------------------------------
Licensing
   Consumer products                                             7.8        9.2
   Location-based entertainment                                  1.1        0.9
   Marketing events                                              0.1        0.2
   Other                                                         0.3        0.2
-------------------------------------------------------------------------------
   Total Licensing                                               9.3       10.5
-------------------------------------------------------------------------------
Total net revenues                                          $   61.6   $   78.5
===============================================================================

Net loss
Entertainment
   Before programming amortization                          $   11.0   $   10.5
   Programming amortization                                     (8.0)      (8.2)
-------------------------------------------------------------------------------
   Total Entertainment                                           3.0        2.3
-------------------------------------------------------------------------------
Print/Digital                                                   (3.6)      (2.8)
-------------------------------------------------------------------------------
Licensing                                                        5.6        6.7
-------------------------------------------------------------------------------
Corporate                                                       (6.3)      (6.1)
-------------------------------------------------------------------------------
Segment income (loss)                                           (1.3)       0.1
Restructuring expense                                           (3.2)      (0.6)
Impairment charge                                               (5.5)         -
-------------------------------------------------------------------------------
Operating loss                                                 (10.0)      (0.5)
-------------------------------------------------------------------------------
Nonoperating income (expense)
   Investment income                                               -        0.3
   Interest expense                                             (2.1)      (2.1)
   Amortization of deferred financing fees                      (0.3)      (0.2)
   Other, net                                                   (0.1)      (0.5)
-------------------------------------------------------------------------------
Total nonoperating expense                                      (2.5)      (2.5)
-------------------------------------------------------------------------------
Loss before income taxes                                       (12.5)      (3.0)
Income tax expense                                              (1.2)      (1.2)
-------------------------------------------------------------------------------
Net loss                                                    $  (13.7)  $   (4.2)
-------------------------------------------------------------------------------
Basic and diluted loss per share                            $  (0.41)  $  (0.13)
===============================================================================

(1) Certain amounts reported for the prior periods have been reclassified to conform to the current year's presentation.

OVERVIEW

      Our total revenues decreased $16.9 million, or 22%, compared to the prior year quarter due to lower revenues from each of our groups, but our segment loss of $1.3 million for the current year quarter was only $1.4 million below the prior year quarter largely due to the results of our cost reduction efforts.

      A $5.5 million impairment charge during the current year quarter, a $2.6 million increase in restructuring expense and lower segment income compared to the prior year quarter resulted in our operating and net loss increasing by $9.5 million compared to the prior year quarter.

      As previously announced, in concert with the integration of our publishing and online businesses, beginning with the current year quarter, we have moved the reporting of our online/mobile business from the Entertainment Group into the new Print/Digital Group, formerly the Publishing Group. The Print/Digital Group will focus on creating brand-consistent content that extends across print and digital platforms. Amounts reported for prior periods have been reclassified to conform to the revised segment reporting.

CURRENT ECONOMIC CONDITIONS

      We have been reporting on the challenges we and the media industry are facing, including increased competition for consumers' attention, the migration of advertisers to other platforms, the increasing costs of paper, postage, ink and other expenses and the current state of the global economy. We have made significant changes to our processes and business activities to address the changing economic environment and industry challenges. To that end, we have developed and begun implementing plans to reduce overhead costs, including both employees and facilities, the strategic realignment of our print and digital businesses and a strategic focus on Playboy-branded licensing, resulting in the sale of our Los Angeles production facility assets, the outsourcing of our e-commerce and catalog businesses and our exiting of the DVD market. We will continue to adapt our business and strategic plans to increase shareholder value and profitability.

ENTERTAINMENT GROUP

      Domestic TV revenues decreased $3.2 million, or 19%, compared to the prior year quarter, in part reflecting consumers' continuing migration from linear networks to the more competitive video-on-demand platform, where we control less shelf space. The sale of our Los Angeles production facility assets in the second quarter of 2008 accounted for the majority of the lower revenues.

      International TV revenues decreased $3.4 million,  or 23%, compared to the
prior  year  quarter  primarily   reflecting   foreign  currency  exchange  rate
fluctuations.

      Revenues from other businesses were flat compared to the prior year quarter. Revenues from our production company, Alta Loma Entertainment, were favorable. As described in previous filings, we have exited the DVD business to focus on digital distribution, which resulted in lower revenues.

      Segment income for the group increased $0.7 million, or 25%, compared to the prior year quarter. The lower revenues previously discussed were more than offset by lower costs associated with the sale of our Los Angeles production facility and the exiting of the DVD business, foreign currency exchange rate fluctuations and lower group administrative expenses.

PRINT/DIGITAL GROUP

      Our domestic magazine revenue streams continued to decline during the current year quarter, reflecting industry dynamics and resulting in a $2.6 million, or 16%, decrease in revenues compared to the prior year quarter. Subscription revenues were $0.7 million, or 7%, lower primarily due to 6% fewer paid copies served in the current year quarter. Newsstand revenues decreased $0.8 million, or 39%, on 33% fewer copies sold in the current year quarter. 32% fewer advertising pages compared to the prior year quarter resulted in a $1.1 million, or 28%, decrease in advertising revenues. Advertising sales for the 2009 second quarter magazine issues are closed, and we expect to report approximately 39% lower advertising revenues and 38% fewer advertising pages compared to the 2008 second quarter.

      On a combined basis, Playboy print and digital advertising revenues decreased $1.2 million, or 25%, compared to the prior year quarter.

      International magazine revenues decreased $0.4 million, or 17%, compared to the prior year quarter largely due to lower royalties from our German edition.

      Special editions and other revenues decreased $0.3 million, or 19%, compared to the prior year quarter due mainly to 18% fewer newsstand copies sold.

      Digital revenues decreased $5.9 million, or 39%, compared to the prior year quarter largely due to outsourcing our Playboy and BUNNYshop e-commerce and catalog business during the prior year quarter coupled with lower paysite revenues, which were impacted by continued competition. In the second quarter of 2009, we completed a major infrastructure overhaul, redesign and relaunch of our websites.

      The group's segment loss increased $0.8 million, or 28%, compared to the prior year quarter as the revenue declines discussed earlier, combined with higher direct response advertising costs in the current year quarter, were mostly offset by lower e-commerce, manufacturing, severance and subscription mailing costs and other cost savings initiatives. We expect to report a modest improvement in domestic magazine's segment results for the year and improved segment income for the digital business by year end.

LICENSING GROUP

      Licensing Group revenues for the current year quarter were $1.2 million, or 11%, lower than the prior year quarter. International consumer products royalties were lower primarily from Western European licensees as a result of the economic recession. Partially offsetting were higher domestic consumer products revenues resulting in part from our acquisition of a Playboy retail store in Las Vegas in the fourth quarter of 2008.

      The group's segment income decreased $1.1 million, or 16%, compared to the prior year quarter primarily due to the changes in revenues discussed above. Segment income was also impacted by costs related to the acquired retail store. We expect revenues and segment income in the second half of 2009 to increase compared to the prior year period.

CORPORATE

      Corporate expenses increased $0.2 million, or 3%, compared to the prior year quarter.

RESTRUCTURING EXPENSE

      In the current year quarter, we implemented a restructuring plan to integrate our print and digital businesses and base them in our Chicago office as well as to streamline operations across the Company, including the elimination of additional positions. As a result of this plan, we recorded a charge of $2.6 million related to the workforce reduction of 107 employees, whose jobs will be eliminated by the end of the second quarter of 2009. Severance payments under this plan began in the current year quarter and will be completed by the end of 2009. We will record an additional charge of approximately $4 million in the second quarter of 2009 largely related to the exiting of our New York office space.

      In the fourth quarter of 2008, we implemented a restructuring plan to lower overhead costs, primarily related to senior Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to 21 employees, most of whose jobs were eliminated in the current year quarter. Payments under this plan began in the fourth quarter of 2008 and will be substantially completed by the end of 2009 with some payments continuing into 2010. In the current year quarter, we recorded an unfavorable adjustment of $0.9 million against this plan as a result of changes in plan assumptions.

      In the third quarter of 2008, we implemented a restructuring plan to reduce overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose jobs were eliminated in the fourth quarter of 2008. Payments under this plan began in the fourth quarter of 2008 and will be substantially completed by the end of 2009 with some payments continuing into 2010. In the current year quarter, we recorded a favorable adjustment of $0.3 million to this plan as a result of changes in plan assumptions.

IMPAIRMENT CHARGE

      Due to the current year quarter realignment of our reporting segments, we conducted interim impairment testing of goodwill in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, we recorded an impairment charge on goodwill of $5.5 million as certain digital assets were deemed impaired based on their new reporting segment.

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

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2009, we had $25.9 million in cash and cash equivalents compared to $25.2 million in cash and cash equivalents at December 31, 2008. At March 31, 2009 and December 31, 2008, our outstanding debt consisted solely of our $115.0 million 3.00% convertible senior subordinated notes due 2025, or convertible notes. At the beginning of 2009, we adopted FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, and are now reporting our financing obligations as $100.8 million and $99.8 million at March 31, 2009 and December 31, 2008, respectively. The difference between the principal amount of $115.0 million and the financing obligation reported represents the discount associated with applying the estimated 7.75% nonconvertible borrowing rate at the time of issuance of our convertible notes. The total discount will be amortized over a seven-year term, which represents the period beginning on the issuance date of the notes of March 15, 2005 and ending on the first put date of March 15, 2012. See "Recently Issued Accounting Standards" below.

      At March 31, 2009, cash generated from our operating activities, existing cash and cash equivalents and marketable securities and short-term investments were fulfilling our liquidity requirements. We also have a $30.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both. As of March 31, 2009, there were no borrowings and $0.8 million in letters of credit outstanding under this facility, resulting in $29.2 million of available borrowings.

DERIVATIVE INSTRUMENTS

      We hedge the variability of forecasted cash receipts related to royalty payments denominated in yen and euro with derivative instruments. These royalties are hedged with forward contracts for periods not exceeding 12 months. The fair value and carrying value of our forward contracts are not material. For the current year quarter, hedges deemed to be ineffective due to us not being able to exactly match the settlement date of the hedges to the receipt of these royalty payments resulted in immaterial gains.

CASH FLOWS FROM OPERATING ACTIVITIES

      Net cash used for operating activities for the current year quarter was $3.2 million compared to $1.5 million in the prior year quarter. This increase was primarily due to the operating results discussed earlier combined with the distribution of deferred compensation plan account balances, partially offset by changes in accounts receivable, accounts payable and accrued salaries, wages and employee benefits.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash provided by investing activities for the current year quarter was $4.4 million compared to net cash used for investing activities of $1.5 million in the prior year quarter. The current year quarter reflected net proceeds from sales of investments of $5.5 million related to the termination of our deferred compensation plan combined with additions of $1.1 million to property and equipment. The net cash used during the prior year quarter reflected net proceeds from sales of investments of $8.1 million, primarily reflecting the sale of auction rate securities and the liquidation of a portion of our investment in an enhanced cash portfolio, together with additions of $6.8 million related to the sale of our Los Angeles production facility assets in the second quarter of 2008.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash used for financing activities for the current year quarter was $0.4 million compared to $0.2 million in the prior year quarter. The change reflected $0.2 million of financing fees related to amending our credit facility during the current year quarter.

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS

      The $0.1 million negative effect of foreign currency exchange rates on our cash and cash equivalents during the current year quarter was due to the strengthening of the U.S. dollar against the pound sterling and euro; the $0.2 million positive effect of foreign currency exchange rates on our cash and cash equivalents during the prior year quarter was a result of the weakening of the U.S. dollar against the pound sterling and euro.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In May 2008, the FASB issued FSP APB 14-1, which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted FSP APB 14-1 at the beginning of 2009 and applied FSP APB 14-1 retrospectively to all prior periods. In applying FSP APB 14-1, we reclassified $29.1 million of the carrying value of the convertible notes and $1.2 million of the issuance costs related to the convertible notes to equity retroactive to the March 2005 issuance date. These amounts represent the equity component of the proceeds from the notes calculated assuming a 7.75% nonconvertible borrowing rate. The discount is being accreted to "Interest expense" and the debt issuance costs are being amortized to "Amortization of deferred financing fees" over a seven-year term, which represents the period beginning on the issuance date of the notes of March 15, 2005 and ending on the first put date of March 15, 2012. Accordingly, we recorded $4.0 million, $3.8 million, $3.5 million and $2.6 million of additional noncash interest expense and $0.3 million, $0.2 million, $0.3 million and $0.2 million of additional amortization of deferred financing fees, or $0.13, $0.12, $0.11 and $0.08 per basic and diluted share on a combined basis in 2008, 2007, 2006 and 2005, respectively. We will recognize additional noncash interest expense of $4.4 million and additional amortization of deferred financing fees of $0.3 million for the year ended December 31, 2009, of which $1.1 million of interest expense and $0.1 million of amortization of deferred financing fees, or $0.03 per basic and diluted share on a combined basis, were recognized for the current year quarter. On January 1, 2009, as a result of adopting FSP APB 14-1, we reduced the carrying value of the debt in "Financing obligations" by $15.2 million, decreased "Other noncurrent assets" by $2.2 million, increased "Capital in excess of par value" by $27.9 million and increased "Accumulated deficit" by $14.9 million on our Consolidated Balance Sheet.

      In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, or Statement 161. Statement 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. We adopted Statement 161 at the beginning of 2009. Since Statement 161 impacts our disclosure but not our accounting treatment for derivative instruments and related hedged items, our adoption of Statement 161 did not impact our results of operations or financial condition.

      In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, or Statement 160. Statement 160 clarifies that a noncontrolling interest (previously referred to as minority interest) in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We adopted Statement 160 at the beginning of 2009. The adoption of Statement 160 did not have an impact on our results of operations or financial condition.

      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of Statement 157 to the beginning of 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted Statement 157 on January 1, 2008 for our financial assets and liabilities and on January 1, 2009 for our nonfinancial assets and liabilities. The adoption of Statement 157 did not have an impact on our results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to certain market risks, including changes in foreign currency exchange rates. There was no material change in our exposure to such fluctuations during the quarter ended March 31, 2009. Information regarding market risks as of December 31, 2008 is contained in Item 7A. "Quantitative And Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

      At March 31, 2009, we did not have any floating interest rate exposure. As of that date, all of our outstanding debt consisted of the convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes is influenced by changes in market interest rates, the share price of our Class B common stock and our credit quality. At March 31, 2009, the convertible notes had an implied fair value of $63.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

      On April 12, 2004, J. Roger Faherty, or Faherty, filed suit in the United States District Court for the Southern District of New York against Spice Entertainment Companies, or Spice, Playboy Enterprises, Inc., or Playboy, Playboy Enterprises International, Inc., or PEII, D. Keith Howington, Anne Howington and Logix Development Corporation, or Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice with respect to defense costs and liabilities incurred by Faherty in the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, or the Logix litigation. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22.5 million in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. Faherty filed post-trial motions for a judgment notwithstanding the verdict and a new trial, but these motions were both denied on or about September 21, 2004. On October 20, 2004, Faherty filed a notice of appeal from the verdict. As a result of rulings by the California Court of Appeal and the California Supreme Court as recently as February 13, 2008, Logix's recovery against Faherty has been reduced significantly, although certain portions of the case have been set for a retrial. In light of these rulings, however, when coupled with any offset as a result of the settlement of the Logix litigation, any ultimate net recovery by Logix against Faherty will be severely reduced and might be entirely eliminated. In consideration of this appeal, Faherty and Playboy have agreed to continue a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York through the end of June 2009. In late June 2008, plaintiffs in the Logix litigation filed a motion in the trial court seeking to amend a $40.0 million judgment previously entered on consent against defendant Emerald Media Inc., or EMI, seeking to add Faherty as a judgment debtor. In the event Faherty's indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with Statement 5, no liability has been accrued.

ITEM 1A. RISK FACTORS

      For a detailed discussion of factors that may affect our performance,  see
Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Except as set forth below, there have been no material changes to these risk factors.

      If we do not meet the continued listing requirements of the New York Stock Exchange, or NYSE, our common stock may be delisted.

      Our common stock is listed on the NYSE, which maintains continued listing requirements relating to, among other things, market capitalization and minimum stock price. The market capitalization requirements provide that the NYSE may take action to delist our common stock if our average global market capitalization for 30 consecutive trading days is less than $75.0 million and, at the same time, our total stockholders' equity is less than $75.0 million. The market capitalization requirements further provide that the NYSE will promptly initiate suspension and delisting procedures with respect to our common stock if our global market capitalization for 30 consecutive trading days is less than $15.0 million (until June 30, 2009, when this requirement will increase to $25.0 million), in which case we would not be eligible to utilize the cure procedures provided by the NYSE in other circumstances. The minimum stock price requirements of the NYSE provide that the NYSE may take action to delist our common stock if the average closing price of our common stock is less than $1.00 for 30 consecutive trading days, in which case we would expect to have six months to take corrective action before our common stock would be delisted. The NYSE has temporarily suspended its $1.00 minimum stock price requirement until June 30, 2009.

      On April 16, 2009, we received a notice from the NYSE that we were not in compliance with one of the NYSE's continued listing standards because our total market capitalization was less than $75.0 million over a consecutive 30-trading-day period and our last reported stockholders' equity was less than $75.0 million. In accordance with NYSE procedures, we have 45 days from the receipt of such notice to submit a business plan to the NYSE demonstrating how we intend to comply with the NYSE's continued listing standards within 18 months. We intend to submit such a plan within the required time frame. During this time, our common stock will continue to be listed on the NYSE, subject to compliance with other NYSE listing requirements. If the NYSE accepts our plan, we would be subject to quarterly monitoring for compliance with the plan. If the NYSE does not accept our plan, we would be subject to suspension by the NYSE.

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

                                                 PLAYBOY ENTERPRISES, INC.
                                                 -------------------------
                                                        (Registrant)

Date: May 11, 2009                               By /s/ Linda Havard
      ------------                                  ----------------
                                                    Linda G. Havard
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Authorized Officer and
                                                    Principal Financial and
                                                    Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                         Description
--------------                         -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002