Form 10-Q
period 2009-06-30
PLAYBOY ENTERPRISES INC
filed 2009-08-07
CIK 1072341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

At July 31, 2009, there were 4,864,102 shares of Class A Common Stock and 28,603,260 shares of Class B Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” including statements in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. We use words such as “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “anticipates,” “intends,” “continues” and other similar terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

(7)	The risk our outstanding litigation could result in settlements or judgments which are material to us;
(8)	Dilution from any potential issuance of common stock or convertible debt in connection with financings or acquisition activities;
(9)	Further competition for advertisers from other publications, media or online providers or any decrease in spending by advertisers, either generally or with respect to the adult male market;
(10)	Competition in the television, men’s magazine, Internet, mobile, new electronic media and product licensing markets;
(11)	Attempts by consumers, distributors, merchants or private advocacy groups to exclude our programming or other products from distribution;
(12)
Our television, Internet and mobile businesses’ reliance on third parties for technology and distribution, and any changes in that technology, distribution and/or unforeseen delays in implementation which might affect our financial results, plans and assumptions;

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

(16)	Risks that we may not realize the expected increased sales and profits and other benefits from acquisitions;
(17)	Any charges or costs we incur in connection with restructuring measures we may take in the future;
(18)	Increases in paper, printing or postage costs;
(19)	Effects of the national consolidation of the single-copy magazine distribution system and risks associated with the financial stability of major magazine wholesalers;

(20)	Effects of the national consolidation and/or bankruptcies of television distribution companies (e.g., cable MSOs, satellite platforms and telecommunications companies);
(21)	Risks associated with the viability of our subscription, on-demand, ad-supported and e-commerce Internet models;
(22)	Risks that adverse market conditions in the securities and credit markets may significantly affect our ability to access the capital and credit markets;
(23)
Our ability to sublet our excess space in New York, New York and Santa Monica, California may be negatively impacted by the market for commercial rental real estate in those cities as well as in the national and global economy generally;

(24)	The risk that our common stock could be delisted from the New York Stock Exchange, or NYSE, if we fail to meet the NYSE’s continued listing requirements; and
(25)
The risk that we will be unable to refinance our 3.00% convertible senior subordinated notes due 2025, or convertible notes, or the risk that we will refinance our convertible notes at higher interest rates if credit markets do not improve prior to the first put date of March 15, 2012.

For a detailed discussion of these and other factors that may affect our performance, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by Part II, Item 1A. “Risk Factors” of this report.

PLAYBOY ENTERPRISES, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the Quarters Ended June 30 (Unaudited)
(In thousands, except per share amounts)

	2009	2008
Net revenues	$62,191	$73,378
Costs and expenses
Cost of sales	(47,180)	(60,125)
Selling and administrative expenses	(11,372)	(13,522)
Restructuring expense	(9,096)	36
Impairment charge	-	(103)
Total costs and expenses	(67,648)	(73,714)
Operating loss	(5,457)	(336)
Nonoperating income (expense)
Investment income	699	296
Interest expense	(2,175)	(2,130)
Amortization of deferred financing fees	(164)	(155)
Other, net	(467)	175
Total nonoperating expense	(2,107)	(1,814)
Loss before income taxes	(7,564)	(2,150)
Income tax expense	(1,196)	(1,031)
Net loss	$(8,760)	$(3,181)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	3	(72)
Foreign currency translation gain (loss)	607	(201)
Total other comprehensive income (loss)	610	(273)
Comprehensive loss	$(8,150)	$(3,454)

Weighted average number of common shares outstanding
Basic and diluted	33,441	33,300

Basic and diluted loss per common share	$(0.26)	$(0.10)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the Six Months Ended June 30 (Unaudited)
(In thousands, except per share amounts)

	2009	2008
Net revenues	$123,824	$151,914
Costs and expenses
Cost of sales	(97,610)	(123,881)
Selling and administrative expenses	(23,910)	(28,227)
Restructuring expense	(12,275)	(558)
Impairment charges	(5,518)	(103)
Total costs and expenses	(139,313)	(152,769)
Operating loss	(15,489)	(855)
Nonoperating income (expense)
Investment income	732	656
Interest expense	(4,322)	(4,240)
Amortization of deferred financing fees	(389)	(311)
Other, net	(556)	(342)
Total nonoperating expense	(4,535)	(4,237)
Loss before income taxes	(20,024)	(5,092)
Income tax expense	(2,398)	(2,268)
Net loss	$(22,422)	$(7,360)

Other comprehensive income (loss)
Unrealized loss on marketable securities	(23)	(542)
Unrealized gain on derivatives	-	78
Foreign currency translation gain	420	182
Total other comprehensive income (loss)	397	(282)
Comprehensive loss	$(22,025)	$(7,642)

Weighted average number of common shares outstanding
Basic and diluted	33,415	33,287

Basic and diluted loss per common share	$(0.67)	$(0.22)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	June 30,	Dec. 31,
	2009	2008
Assets
Cash and cash equivalents	$25,961	$25,192
Marketable securities and short-term investments	100	6,139
Receivables, net of allowance for doubtful accounts of $4,750 and $4,084, respectively	32,908	40,428
Receivables from related parties	4,086	2,061
Inventories	4,044	7,341
Deferred tax asset	1,778	2,268
Prepaid expenses and other current assets	6,116	9,127
Total current assets	74,993	92,556
Property and equipment, net	19,576	20,319
Programming costs, net	50,164	52,056
Goodwill	22,206	27,758
Trademarks	43,028	42,503
Distribution agreements, net of accumulated amortization of $6,464 and $6,126, respectively	11,800	12,138
Deferred tax asset	202	180
Other noncurrent assets	5,316	6,078
Total assets	$227,285	$253,588

Liabilities
Acquisition liabilities	$4,619	$2,785
Accounts payable	21,395	24,816
Accrued salaries, wages and employee benefits	6,798	9,159
Deferred revenues	33,667	36,402
Other current liabilities and accrued expenses	19,157	19,557
Total current liabilities	85,636	92,719
Financing obligations	101,904	99,763
Acquisition liabilities	1,135	5,419
Deferred tax liability	8,176	7,783
Other noncurrent liabilities	23,924	19,785
Total liabilities	220,775	225,469

Shareholders’ equity
Common stock, $0.01 par value
Class A voting – 7,500,000 shares authorized; 4,864,102 issued	49	49
Class B nonvoting – 75,000,000 shares authorized; 28,968,014 and 28,868,900 issued, respectively	289	288
Capital in excess of par value	259,655	259,240
Accumulated deficit	(246,108)	(223,686)
Treasury stock, at cost – 381,971 shares	(5,000)	(5,000)
Accumulated other comprehensive loss	(2,375)	(2,772)
Total shareholders’ equity	6,510	28,119
Total liabilities and shareholders’ equity	$227,285	$253,588

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Six Months Ended June 30 (Unaudited)
(In thousands)

	2009	2008
Cash flows from operating activities
Net loss	$(22,422)	$(7,360)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation of property and equipment	2,541	2,192
Amortization of intangible assets	897	1,130
Amortization of investments in entertainment programming	15,250	16,333
Amortization of deferred financing fees	389	311
Stock-based compensation	376	450
Noncash interest expense	2,141	1,984
Impairment charges	5,518	103
Deferred income taxes	861	863
Payment of deferred compensation plan	(5,188)	(117)
Net change in operating assets and liabilities	11,722	(1,385)
Investments in entertainment programming	(13,310)	(15,865)
Other, net	(591)	26
Net cash used for operating activities	(1,816)	(1,335)
Cash flows from investing activities
Payments for acquisitions	-	(60)
Purchases of investments	(94)	(588)
Proceeds from sales of investments	6,758	9,511
Additions to assets held for sale	-	(6,920)
Proceeds from assets held for sale	-	12,000
Additions to property and equipment	(1,769)	(5,741)
Net cash provided by investing activities	4,895	8,202
Cash flows from financing activities
Payments of deferred financing fees	(157)	-
Payments of acquisition liabilities	(2,800)	(2,200)
Proceeds from stock-based compensation	41	67
Net cash used for financing activities	(2,916)	(2,133)
Effect of exchange rate changes on cash and cash equivalents	606	278
Net increase in cash and cash equivalents	769	5,012
Cash and cash equivalents at beginning of period	25,192	20,603
Cash and cash equivalents at end of period	$25,961	$25,615

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(A)	Basis of Preparation

The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring and other adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Certain amounts reported for the prior periods have been reclassified to conform to the current year’s presentation.

In concert with the integration of our publishing and online businesses, beginning with the current year first quarter, we moved the reporting of our online/mobile business from the Entertainment Group into the Print/Digital Group, formerly the Publishing Group. These businesses were combined so that we can better focus on creating brand-consistent content that extends across print and digital platforms. Amounts reported for prior periods have been reclassified to conform to the revised segment reporting.

(B)	Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, or Statement 168. Statement 168 replaces Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles, or GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification™, or the Codification, will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission, or SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. We are required to adopt Statement 168 in the third quarter of the current fiscal year. As the Codification does not intend to change or alter existing GAAP, the adoption of Statement 168 will not impact our future results of operations or financial condition.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or Statement 167. Statement 167 changes the approach to determining the primary beneficiary of a variable interest entity, or VIE, and requires companies to more frequently assess whether they must consolidate VIEs. We are required to adopt Statement 167 at the beginning of 2010. We are currently evaluating the impact, if any, of adopting Statement 167 on our future results of operations and financial condition.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets–an amendment of FASB Statement No. 140, or Statement 166. Statement 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. We are required to adopt Statement 166 at the beginning of 2010. We are currently evaluating the impact, if any, of adopting Statement 166 on our future results of operations and financial condition.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or Statement 165. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of Statement 165 prospectively beginning with the current year quarter. The adoption of Statement 165 did not impact our results of operations or financial condition. We are not aware of any significant subsequent events that occurred subsequent to the balance sheet date but prior to the filing of this report on August 7, 2009 that would have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP FAS 157-4 provides additional guidance in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. We adopted the provisions of FSP FAS 157-4 beginning with the current year quarter. The adoption of FSP FAS 157-4 did not impact our results of operations or financial condition.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2. The objective of FSP FAS 115-2 and FAS 124-2 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. We adopted the provisions of FSP FAS 115-2 and FAS 124-2 prospectively beginning with the current year quarter. The adoption of FSP FAS 115-2 and FAS 124-2 did not impact our results of operations or financial condition.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. We adopted the provisions of FSP FAS 107-1 and APB 28-1 prospectively beginning with the current year quarter. Since FSP FAS 107-1 and APB 28-1 impacts disclosures only, the adoption of FSP FAS 107-1 and APB 28-1 did not impact our results of operations or financial condition.

In April 2009, the FASB issued Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS 141(R)-1. FSP FAS 141(R)-1 amends and clarifies Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted the provisions of FSP FAS 141(R)-1 prospectively beginning with the current year quarter. The adoption of FSP FAS 141(R)-1 did not have an impact on our results of operations or financial condition.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted FSP APB 14-1 at the beginning of 2009 and applied FSP APB 14-1 retrospectively to all prior periods. In applying FSP APB 14-1, we reclassified $29.1 million of the carrying value of our 3.00% convertible senior subordinated notes due 2025, or convertible notes, and $1.2 million of the issuance costs related to the convertible notes to equity retroactive to the March 2005 issuance date. These amounts represent the equity component of the proceeds from the notes calculated assuming a 7.75% nonconvertible borrowing rate. The discount is being accreted to “Interest expense” and the debt issuance costs are being amortized to “Amortization of deferred financing fees” over a seven-year term, which represents the period beginning on the issuance date of the notes of March 15, 2005 and ending on the first put date of March 15, 2012. Accordingly, we recorded $4.0 million, $3.8 million, $3.5 million and $2.6 million of additional noncash interest expense and $0.3 million, $0.2 million, $0.3 million and $0.2 million of additional amortization of deferred financing fees, or $0.13, $0.12, $0.11 and $0.08 per basic and diluted share on a combined basis in 2008, 2007, 2006 and 2005, respectively. We will recognize additional noncash interest expense of $4.4 million and additional amortization of deferred financing fees of $0.3 million for the year ended December 31, 2009, of which $2.1 million of interest expense and $0.1 million of amortization of deferred financing fees, or $0.07 per basic and diluted share on a combined basis, were recognized for the current year six-month period and $1.0 million of interest expense, or $0.03 per basic and diluted share, was recognized for the current year quarter. On January 1, 2009, as a result of adopting FSP APB 14-1, we reduced the carrying value of the debt in “Financing obligations” by $15.2 million, decreased “Other noncurrent assets” by $2.2 million, increased “Capital in excess of par value” by $27.9 million and increased “Accumulated deficit” by $14.9 million on our Consolidated Balance Sheet.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133, or Statement 161.

Statement 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted Statement 161 at the beginning of 2009. Since Statement 161 impacts our disclosure but not our accounting treatment for derivative instruments and related hedged items, the adoption of Statement 161 did not impact our results of operations or financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51, or Statement 160. Statement 160 clarifies that a noncontrolling interest (previously referred to as minority interest) in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We adopted Statement 160 at the beginning of 2009. The adoption of Statement 160 did not impact our results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157. Statement 157 provides enhanced guidance for using fair value to measure assets and liabilities. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of Statement 157 to the beginning of 2009 for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted Statement 157 on January 1, 2008 for our financial assets and liabilities and on January 1, 2009 for our nonfinancial assets and liabilities. The adoption of Statement 157 did not impact our results of operations or financial condition.

(C)	Restructuring Expense

In the second quarter of 2009, we recorded a charge of $9.3 million related to our previously announced plan to vacate our leased New York office space. The charge primarily reflects the discounted value of our remaining lease obligation net of estimated sublease income. We expect to record additional restructuring charges of $9.1 million in total over the remaining approximate 10-year term of the lease, or approximately $1.0 million per year on average, representing depreciation of leasehold improvements and furniture and equipment and accretion of the difference between the nominal and discounted remaining lease obligation net of estimated sublease income.

In the first quarter of 2009, we implemented a restructuring plan to integrate our print and digital businesses and base them in our Chicago office as well as to streamline operations across the Company, including the elimination of additional positions. As a result of this plan, we recorded a charge of $2.6 million related to the workforce reduction of 107 employees, whose positions were eliminated by the end of the second quarter of 2009. Severance payments under this plan began in the first quarter of 2009 and will be substantially completed by the end of the year with some payments continuing into 2010.

In the fourth quarter of 2008, we implemented a restructuring plan to lower overhead costs, primarily related to senior Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to 21 employees, most of whose positions were eliminated in the first quarter of 2009. Payments under this plan began in the fourth quarter of 2008 and will be largely completed by the end of 2009 with some payments continuing into 2011. We recorded a favorable adjustment of $0.1 million and an unfavorable adjustment of $0.8 million during the current year quarter and six-month period, respectively, as a result of changes in assumptions for this plan.

In the third quarter of 2008, we implemented a restructuring plan to reduce overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose positions were eliminated in the fourth quarter of 2008. Payments under this plan began in the fourth quarter of 2008 and will be substantially completed by the end of 2009 with some payments continuing into 2010. We recorded favorable adjustments of $0.1 million and $0.4 million during the current year quarter and six-month period, respectively, as a result of changes in assumptions for this plan.

The following table sets forth the activity and balances of our restructuring reserves, which are included in “Accrued salaries, wages and employee benefits,” “Other current liabilities and accrued expenses” and “Other noncurrent liabilities” on our Consolidated Balance Sheets (in thousands).

	Workforce Reduction	Consolidation of Facilities and Operations	Total
Balance at December 31, 2007	$429	$114	$543
Reserve recorded	6,357	-	6,357
Additional reserve recorded	150	445	595
Adjustments to previous estimates	(128)	(41)	(169)
Cash payments	(1,633)	(518)	(2,151)
Balance at December 31, 2008	5,175	-	5,175
Reserve recorded	2,555	9,083	11,638
Accretion of discount on net lease obligation	-	153	153
Adjustments to previous estimates	398	-	398
Cash payments	(4,534)	(558)	(5,092)
Balance at June 30, 2009	$3,594	$8,678	$12,272

The above table excludes depreciation of leasehold improvements and furniture and equipment related to our leased New York office space.

(D)	Impairment

In accordance with FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142, we do not amortize goodwill and trademarks with indefinite lives, but subject them to annual impairment tests. Due to the realignment of our reporting segments in the first quarter of 2009, which we also use as our “reporting unit” as defined in Statement 142, we conducted interim impairment testing of goodwill in accordance with Statement 142. The new Print/Digital Group’s current and expected financial results were lower than that of the former Entertainment Group, which contained the digital business’ assets prior to the realignment of our reporting segments, thereby necessitating interim testing of goodwill. We estimated the implied fair value of the goodwill using a combined weighted forecasted-discounted cash flow method and a market multiple approach based in part on our financial results during the current year and our expectation of future performance, which are Level 3 inputs within the Statement 157 fair value hierarchy as described in Note (H), Fair Value Measurement. As a result of this testing, we recorded an impairment charge on goodwill of $5.5 million in the first quarter of 2009 as the implied fair value of goodwill of the new Print/Digital reporting segment was lower than its carrying value.

(E)	Earnings Per Common Share

The following table sets forth the computations of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
For basic and diluted EPS – net loss	$(8,760)	$(3,181)	$(22,422)	$(7,360)

Denominator:
For basic and diluted EPS – weighted average shares	33,441	33,300	33,415	33,287

Basic and diluted loss per common share	$(0.26)	$(0.10)	$(0.67)	$(0.22)

The following table sets forth the number of shares related to outstanding options to purchase our Class B common stock, or Class B stock, the number of restricted stock units that provide for the issuance of our Class B stock and the potential number of shares of Class B stock contingently issuable under our convertible notes. These shares were not included in the computations of diluted EPS for the quarters and six-month periods ended June 30, 2009 and 2008, as their inclusion would have been antidilutive (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	3,186	3,702	3,880	3,624
Restricted stock	470	-	503	-
Convertible notes	6,758	6,758	6,758	6,758
Total	10,414	10,460	11,141	10,382

(F)	Inventories

In the current year quarter, the July and August issues of Playboy magazine were combined into a double issue. As a result, we have lower inventories at June 30, 2009 compared to December 31, 2008.

The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

	June 30,	Dec. 31,
	2009	2008
Paper	$1,251	$2,371
Editorial and other prepublication costs	2,602	4,759
Merchandise finished goods	191	211
Total	$4,044	$7,341

(G)	Income Taxes

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

At June 30, 2009 and December 31, 2008, we had unrecognized tax benefits of $8.0 million and do not expect this amount to change significantly over the next 12 months. Due to the impact of deferred income tax accounting, the disallowance of these benefits would not affect our effective income tax rate nor would it accelerate the payment of cash to the taxing authority to an earlier period.

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

As discussed in Note (B), Recently Issued Accounting Standards, we adopted Statement 157 for our financial assets and liabilities on January 1, 2008 and for our nonfinancial assets and liabilities on January 1, 2009. These financial assets primarily relate to marketable securities and investments and derivative instruments used to hedge the variability of forecasted cash receipts related to royalty payments denominated in yen and euro, while these financial liabilities, if any, primarily relate to the derivative instruments.

We utilize the market approach to measure fair value for our assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Statement 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of three levels: Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data; and Level 3 – Inputs that are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2009 (in thousands):

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities and investments	$100	$100	$-	$-
Derivative assets	$86	$-	$86	$-

At December 31, 2008, we had $0.9 million in an enhanced cash portfolio included in “Marketable securities and short-term investments” on our Consolidated Balance Sheet. Due to adverse market conditions, we determined that the market value of this investment was other-than-temporarily impaired, and through December 31, 2008, we recorded cumulative impairment charges of $0.9 million. The current year quarter included a realized gain of $0.7 million due to increases in market value of the investment subsequent to the recording of the impairments. As of June 30, 2009, our holdings in this enhanced cash portfolio have been liquidated in their entirety.

(I)	Financing Obligations

Our financing obligations consisted of the $115.0 million principal amount of convertible notes with a carrying value of $101.9 million and $99.8 million at June 30, 2009 and December 31, 2008, respectively.

The fair value of the convertible notes is influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. At June 30, 2009, the convertible notes had an estimated fair value of $84.0 million. This fair value was estimated using quoted market prices which are similar to Level 2 inputs within the Statement 157 fair value hierarchy.

(J)	Contingencies

In 2006, we acquired Club Jenna, Inc. and related companies, for which we paid $7.7 million at closing, $1.6 million in 2007, $1.7 million in 2008 and $2.3 million in 2009 with one additional deferred purchase price payment of $4.3 million due in 2010. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on DVD sales of existing content of the acquired business over a 10-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. No earnout payments have been made through June 30, 2009 and no future earnout payments are expected as a result of our exiting the DVD business in 2008.

In 2005, we acquired an affiliate network of websites. We paid $8.0 million at closing and $2.0 million in each of 2006 and 2007. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments over the five-year period commencing January 1, 2005 based primarily on the financial performance of the acquired business. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as additional purchase price and/or compensation expense. No earnout payments were made during the six-month period ended June 30, 2009. During 2008, $0.1 million of earnout payments were made and recorded as additional purchase price.

(K)	Benefit Plans

We maintain a practice of paying a separation allowance, which is not funded, under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter. We made cash payments under this policy of $0.3 million and $0.5 million during the quarter and six-month period ended June 30, 2009, respectively, and $0.1 million and $0.3 million during the quarter and six-month period ended June 30, 2008, respectively.

(L)	Stock-Based Compensation

The following table sets forth stock-based compensation expense related to stock options, restricted stock units, other equity awards and our employee stock purchase plan, or ESPP (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options	$108	$380	$210	$844
Restricted stock units	39	(563)	16	(502)
Other equity awards	47	43	143	96
ESPP	4	6	7	12
Total	$198	$(134)	$376	$450

The total amount of compensation expense recognized reflects the number of stock-based awards that actually vest as of the completion of their respective vesting periods. Upon the vesting of certain stock-based awards, we adjust our stock-based compensation expense to reflect actual versus estimated forfeitures. We recorded favorable adjustments of $0.1 million during the six-month period ended June 30, 2009 and unfavorable adjustments of $0.1 million during the six-month period ended June 30, 2008 to reflect actual forfeitures for vested stock option grants. During the quarter ended June 30, 2008, we determined that it was unlikely that the minimum performance threshold associated with restricted stock units granted in 2007 would be met. Therefore, we reversed $0.6 million and $0.5 million during the quarter and six-month period ended June 30, 2008, respectively, of stock based compensation expense related to these restricted stock units.

Stock Options

We estimate the value of options on the date of grant using the Lattice Binomial model, or Lattice model. The Lattice model requires extensive analysis of actual exercise and cancellation data and involves a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and option exercises and cancellations.

The following table sets forth the assumptions used for the Lattice model:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Expected volatility	45% – 104%	31% – 41%	43% – 104%	31% – 41%
Weighted average volatility	61%	35%	57%	35%
Risk-free interest rate	0.04% – 4.35%	1.95% – 5.10%	0.04% – 4.71%	1.95% – 5.10%
Expected dividends	-	-	-	-

The expected life of stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the Lattice model. The expected life of stock options is impacted by all of the underlying assumptions and calibration of the Lattice model. The Lattice model assumes that exercise behavior is a function of the option’s contractual term, vesting schedule and the extent to which the option’s intrinsic value exceeds the exercise price.

During the quarter and six-month period ended June 30, 2009, we granted 9,000 and 1,005,000 stock options, respectively, exercisable for shares of our Class B stock. These stock options vest over a three-year period from the grant date and expire 10 years from the grant date. During the prior year quarter and six-month period, we granted 171,000 stock options. The weighted average expected life was 6.9 years for options granted during the current year quarter and six-month period and 6.7 years for options granted during the prior year quarter and six-month period. The weighted average fair value per share was $1.19 for options granted during the current year quarter, $0.73 for options granted during the current year six-month period and $2.45 for options granted during the prior year quarter and six-month period.

The following table sets forth the activity and balances of our stock options for the six-month period ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	3,578,584	$15.22
Granted	1,005,000	1.26
Forfeited	(751,000)	24.59
Canceled	(876,998)	11.05
Outstanding at June 30, 2009	2,955,586	$9.33

At June 30, 2009, we had $1.0 million of unrecognized stock-based compensation expense related to nonvested stock options, which will be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

During the quarter and six-month period ended June 30, 2009, we awarded 3,000 and 335,000 restricted stock units, respectively, with a grant-date fair value per share of $1.95 and $1.26, respectively, which provide for the issuance of our Class B stock vesting over a three-year period from the grant date.

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

During the six-month period ended June 30, 2009, we determined that the minimum performance thresholds associated with restricted stock units granted in 2006 and 2007 were not achieved. Accordingly, these grants were forfeited.

The following table sets forth the activity and balances of our restricted stock units for the six-month period ended June 30, 2009:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2008	632,750	$8.02
Granted	335,000	1.26
Forfeited	(385,875)	11.74
Canceled	(111,500)	1.37
Outstanding at June 30, 2009	470,375	$1.25

At June 30, 2009, we had $0.4 million of unrecognized stock-based compensation expense related to nonvested restricted stock units, which will be recognized over a weighted average period of 2.4 years.

(M)	Segment Information

The following table sets forth financial information by reportable segment (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues
Entertainment	$23,828	$29,578	$50,009	$62,247
Print/Digital	28,362	32,153	54,442	67,529
Licensing	10,001	11,647	19,373	22,138
Total	$62,191	$73,378	$123,824	$151,914
Loss before income taxes
Entertainment	$2,023	$(226)	$4,973	$2,133
Print/Digital	2,343	82	(1,285)	(2,746)
Licensing	4,761	6,081	10,367	12,724
Corporate	(5,488)	(6,206)	(11,751)	(12,305)
Restructuring expense	(9,096)	36	(12,275)	(558)
Impairment charges	-	(103)	(5,518)	(103)
Investment income	699	296	732	656
Interest expense	(2,175)	(2,130)	(4,322)	(4,240)
Amortization of deferred financing fees	(164)	(155)	(389)	(311)
Other, net	(467)	175	(556)	(342)
Total	$(7,564)	$(2,150)	$(20,024)	$(5,092)

	June 30,	Dec. 31,
	2009	2008
Identifiable assets
Entertainment	$107,361	$115,230
Print/Digital	23,280	36,874
Licensing	8,675	7,601
Corporate	87,969	93,883
Total	$227,285	$253,588

In concert with the integration of our publishing and online businesses, beginning with the current year first quarter, we moved the reporting of our online/mobile business from the Entertainment Group into the Print/Digital

Group, formerly the Publishing Group. These businesses were combined so that we can better focus on creating brand-consistent content that extends across print and digital platforms. These reporting changes are in conformity with the requirements of FASB Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, and better reflect how management views the Company’s operations. The revised segment reporting is reflected throughout this report for all periods presented. Amounts reported for prior periods have been reclassified to conform to the revised segment reporting.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

RESULTS OF OPERATIONS (1)

The following table sets forth our results of operations (in millions, except per share amounts):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues
Entertainment
Domestic TV	$12.7	$14.8	$26.0	$31.3
International TV	10.4	13.4	21.7	28.1
Other	0.7	1.4	2.3	2.9
Total Entertainment	23.8	29.6	50.0	62.3
Print/Digital
Domestic magazine	16.4	16.8	29.9	32.9
International magazine	1.6	1.9	3.3	4.0
Special editions and other	1.4	1.9	3.0	3.8
Digital	8.9	11.6	18.2	26.8
Total Print/Digital	28.3	32.2	54.4	67.5
Licensing
Consumer products	6.9	8.0	14.7	17.2
Location-based entertainment	1.2	1.3	2.3	2.2
Marketing events	2.0	2.3	2.1	2.5
Other	-	-	0.3	0.2
Total Licensing	10.1	11.6	19.4	22.1
Total net revenues	$62.2	$73.4	$123.8	$151.9

Net loss
Entertainment
Before programming amortization	$9.2	$7.9	$20.2	$18.5
Programming amortization	(7.2)	(8.1)	(15.2)	(16.3)
Total Entertainment	2.0	(0.2)	5.0	2.2
Print/Digital	2.3	0.1	(1.3)	(2.8)
Licensing	4.8	6.0	10.4	12.7
Corporate	(5.5)	(6.2)	(11.8)	(12.3)
Segment income (loss)	3.6	(0.3)	2.3	(0.2)
Restructuring expense	(9.1)	-	(12.3)	(0.6)
Impairment charges	-	(0.1)	(5.5)	(0.1)
Operating loss	(5.5)	(0.4)	(15.5)	(0.9)
Nonoperating income (expense)
Investment income	0.7	0.4	0.7	0.7
Interest expense	(2.2)	(2.2)	(4.3)	(4.3)
Amortization of deferred financing fees	(0.1)	(0.2)	(0.4)	(0.4)
Other, net	(0.4)	0.2	(0.5)	(0.3)
Total nonoperating expense	(2.0)	(1.8)	(4.5)	(4.3)
Loss before income taxes	(7.5)	(2.2)	(20.0)	(5.2)
Income tax expense	(1.2)	(1.0)	(2.4)	(2.2)
Net loss	$(8.7)	$(3.2)	$(22.4)	$(7.4)
Basic and diluted loss per share	$(0.26)	$(0.10)	$(0.67)	$(0.22)

(1)Certain amounts reported for the prior periods have been reclassified to conform to the current year’s presentation.

Overview

Lower revenues from each of our groups resulted in a decrease in total revenues of $11.2 million, or 15%, compared to the prior year quarter and a decrease of $28.1 million, or 18%, compared to the prior year six-month period. Despite the lower revenues, segment income improved by $3.9 million in the current year quarter and $2.5 million in the current year six-month period due largely to the results of our cost-savings initiatives. Segment income was $3.6 million for the current year quarter compared to a segment loss of $0.3 million for the prior year quarter and segment income was $2.3 million for the current year six-month period compared to a segment loss of $0.2 million for the prior year six-month period.

The current year quarter and six-month period operating losses include $9.1 million and $12.3 million of restructuring charges, respectively, primarily related to the previously announced closing of our New York office. The six-month period also includes a $5.5 million goodwill impairment charge. As a result of these charges, operating results decreased $5.1 million compared to the prior year quarter and $14.6 million compared to the prior year six-month period and our net loss increased by $5.5 million compared to the prior year quarter and $15.0 million compared to the prior year six-month period despite the improved segment results.

In concert with the integration of our publishing and online businesses, beginning with the current year first quarter, we moved the reporting of our online/mobile business from the Entertainment Group into the Print/Digital Group, formerly the Publishing Group. These businesses were combined so that we can better focus on creating brand-consistent content that extends across print and digital platforms. Amounts reported for prior periods have been reclassified to conform to the revised segment reporting.

Current Economic Conditions

We continue to experience many of the same challenges our partners and competitors in the media industry are facing, namely increased competition for consumers’ attention in the face of shrinking overall spending in the television and print businesses, the migration of advertisers to other platforms, higher manufacturing costs and the uncertainty created by the current state of the global economy. Our licensing business is negatively impacted by trends in the retail environment that result from lower consumer spending, in spite of the strength of our brand and products. Additionally, our location-based entertainment business is dependent largely on our partners’ ability to attract consumers as well as obtain financing for projects. We have made significant changes to many of our processes and business activities in order to address the current economic climate and industry challenges. To that end, we have implemented plans to reduce overhead costs, including both employees and facilities, as well as integrated our print and digital businesses into one group and focused our business development efforts on Playboy-branded licensing. These cost-savings initiatives also resulted in our exiting or outsourcing revenue-generating but unprofitable businesses, including our Los Angeles production facility, our e-commerce and catalog business and our DVD business. We will continue to make changes to our business models and strategic plans, most notably in our mature print and television operations, in order to increase shareholder value and profitability.

Entertainment Group

Domestic TV revenues decreased $2.1 million, or 14%, compared to the prior year quarter reflecting consumer migration from pay-per-view, or PPV, of our linear networks to the video-on-demand, or VOD, platform. We have less shelf space on VOD than we did in the linear network, giving customers less opportunity to purchase our product. In addition, there is migration to Internet-based adult options. The result is that our PPV linear revenues are falling, a trend we expect to continue into the future. This trend is only partially offset by our Playboy TV subscription and VOD revenue streams. For the current year six-month period, revenues decreased $5.3 million, or 17%, compared to the prior year six-month period due to the consumer migration trends discussed above and the sale of our Los Angeles production facility assets in the prior year quarter.

International TV revenues decreased $3.0 million, or 22%, compared to the prior year quarter and $6.4 million, or 23%, compared to the prior year six-month period, primarily reflecting unfavorable foreign currency exchange rate fluctuations coupled with decreased sales due to lower economy-related consumer spending and increased competition, particularly in the U.K. television market.

Revenues from other businesses decreased $0.7 million, or 48%, compared to the prior year quarter and $0.6 million, or 21%, compared to the prior year six-month period primarily reflecting our exiting the DVD business to focus on digital distribution of our video products. Partially offsetting the decline for the current year six-month period were higher license fees as a result of a new television series produced by our production company, Alta Loma Entertainment.

The group’s segment income improved $2.2 million compared to the prior year quarter and $2.8 million compared to the prior year six-month period. A combination of cost-savings initiatives, exiting revenue-producing but unprofitable businesses, favorable foreign currency exchange rate fluctuations and lower programming amortization expense more than offset the previously discussed lower revenues.

Print/Digital Group

Our domestic magazine revenues declined during the current year quarter, reflecting negative industry dynamics such as decreasing newsstand sales, fewer subscribers and lower overall spending by advertisers, exacerbated by an uncertain economy. These industry and economic trends resulted in revenue decreases of $0.4 million, or 2%, compared to the prior year quarter and $3.0 million, or 9%, compared to the prior year six-month period.

Subscription revenues increased $1.8 million, or 19%, and $1.1 million, or 6%, compared to the prior year quarter and six-month period, respectively. These increases were primarily due to Playboy magazine releasing its first double issue as we recorded revenues reflecting both the July and August issues in the current year quarter. In the prior year, August was a separate issue with revenues reflected in the third quarter. The increases were partially offset by 8% and 7% fewer paid copies served in the respective current year periods. Magazine Publishers of America and other industry organizations believe subscriptions of most magazines are down due to competition for readers, including from the Internet and the impact of the weak economy on consumers.

Newsstand revenues were flat for the quarter but decreased $0.9 million, or 26%, compared to the prior year six-month period on 25% fewer copies sold. The newsstand business continues to be weak overall due to the clutter created by an ever-increasing number of titles, fewer newsstand outlets and competition from free content on the Internet. Third quarter newsstand revenues will be negatively impacted with one fewer issue in the current year third quarter compared to the prior year third quarter.

Advertising revenues were $2.1 million, or 38%, lower for the current year quarter and $3.2 million, or 34%, lower for the current year six-month period primarily due to 36% and 34% fewer advertising pages compared to the respective prior year periods. Advertising sales for the 2009 third quarter magazine issues are closed, and we expect to report approximately 46% lower advertising revenues and 34% fewer advertising pages compared to the 2008 third quarter. The negative advertising sales comparison is due in part to the impact of the double issue, as there will be one fewer issue in the current year third quarter compared to the prior year third quarter. On a combined basis, Playboy print and digital advertising revenues decreased $2.5 million, or 39%, and $3.7 million, or 33%, compared to the prior year quarter and six-month period, respectively.

International magazine revenues decreased $0.3 million, or 19%, and $0.7 million, or 18%, compared to the prior year quarter and six-month period, respectively, due largely to lower royalties from our German edition. Special editions and other revenues decreased $0.5 million, or 24%, and $0.8 million, or 22%, compared to the prior year quarter and six-month period, respectively, due mainly to 21% fewer newsstand copies sold. The same industry dynamics that are impacting Playboy magazine in the domestic market are also impacting our other print businesses.

Digital revenues decreased $2.7 million, or 23%, and $8.6 million, or 32%, compared to the prior year quarter and six-month period, respectively. The decrease in revenues is primarily a result of outsourcing our Playboy e-commerce and catalog business during the prior year six-month period and lower paysite revenues due to the plethora of free content available on the Internet. We improved the customer and advertiser experience and our competitive position by completing a major infrastructure overhaul, redesign and relaunch of our websites. With the redesign of our website completed, we are now turning our focus back on the paysites and increasing profitability by building traffic and conversions.

A combination of cost-savings initiatives, outsourcing our e-commerce business and lower manufacturing and subscription costs more than offset the previously discussed lower revenues and resulted in segment results improving $2.2 million compared to the prior year quarter and $1.5 million compared to the prior year six-month period.

Licensing Group

Licensing Group revenues decreased $1.5 million, or 14%, compared to the prior year quarter and $2.7 million, or 12%, compared to the prior year six-month period, primarily due to lower international consumer products royalties. Despite the strength of our brand and our products and our expansion into new product lines and territories, the continued overall weakness of the world economy translated into lower retail sales and in turn lower royalties to us.

The group’s segment income decreased $1.2 million, or 22%, compared to the prior year quarter and $2.3 million, or 19%, compared to the prior year six-month period, primarily due to the decreases in revenues discussed above.

Corporate

Corporate expenses decreased $0.7 million, or 12%, for the current year quarter and $0.5 million, or 5%, for the current year six-month period, largely due to the results of our cost-savings initiatives.

Restructuring Expense

In the second quarter of 2009, we recorded a charge of $9.3 million related to our previously announced plan to vacate our leased New York office space. The charge primarily reflects the discounted value of our remaining lease obligation net of estimated sublease income. We expect to record additional restructuring charges of $9.1 million in total over the remaining approximate 10-year term of the lease, or approximately $1.0 million per year on average, representing depreciation of leasehold improvements and furniture and equipment and accretion of the difference between the nominal and discounted remaining lease obligation net of estimated sublease income.

In the first quarter of 2009, we implemented a restructuring plan to integrate our print and digital businesses and base them in our Chicago office as well as to streamline operations across the Company, including the elimination of additional positions. As a result of this plan, we recorded a charge of $2.6 million related to the workforce reduction of 107 employees, whose positions were eliminated by the end of the second quarter of 2009. Severance payments under this plan began in the first quarter of 2009 and will be substantially completed by the end of the year with some payments continuing into 2010.

In the fourth quarter of 2008, we implemented a restructuring plan to lower overhead costs, primarily related to senior Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to 21 employees, most of whose positions were eliminated in the first quarter of 2009. Payments under this plan began in the fourth quarter of 2008 and will be largely completed by the end of 2009 with some payments continuing into 2011. We recorded a favorable adjustment of $0.1 million and an unfavorable adjustment of $0.8 million during the current year quarter and six-month period, respectively, as a result of changes in assumptions for this plan.

In the third quarter of 2008, we implemented a restructuring plan to reduce overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose positions were eliminated in the fourth quarter of 2008. Payments under this plan began in the fourth quarter of 2008 and will be substantially completed by the end of 2009 with some payments continuing into 2010. We recorded favorable adjustments of $0.1 million and $0.4 million during the current year quarter and six-month period, respectively, as a result of changes in assumptions for this plan.

Impairment Charge

In accordance with the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or Statement 142, we do not amortize goodwill and trademarks with indefinite lives, but subject them to annual impairment tests. Due to the realignment of our reporting segments in the first quarter of 2009, which we also use as our “reporting unit” as defined in Statement 142, we conducted interim impairment testing of goodwill in accordance with Statement 142. The new Print/Digital Group’s current and expected financial results were lower than that of the former Entertainment Group, which contained the digital business’ assets prior to the realignment of our reporting segments, thereby necessitating interim testing of goodwill. We estimated the implied fair value of the goodwill using a combined weighted forecasted-discounted cash flow method and a market multiple approach based in part on our financial results during the current year and our expectation of future performance, which are Level 3 inputs within the fair value hierarchy of FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or Statement 157, as described in Note (H), Fair Value Measurement, to the Notes to Condensed Consolidated Financial Statements. As a result of this testing, we recorded an impairment charge on goodwill of $5.5 million in the first quarter of 2009 as the implied fair value of goodwill of the new Print/Digital reporting segment was lower than its carrying value.

Income Tax Expense

Income tax expense of $1.2 million for the current year quarter and $2.4 million for the current year six-month period was flat compared to the respective prior year periods.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, our cash and cash equivalents totaled $26.0 million compared to $25.2 million at December 31, 2008. At June 30, 2009 and December 31, 2008, our outstanding debt consisted solely of our $115.0 million principal amount 3.00% convertible senior subordinated notes due 2025, or convertible notes. At the beginning of 2009, we adopted FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, and our financing obligations had a carrying value of $101.9 million and $99.8 million at June 30, 2009 and December 31, 2008, respectively. The difference between the principal amount of $115.0 million and the financing obligation carrying value reflects the discount associated with applying the estimated 7.75% nonconvertible borrowing rate at the time of issuance of our convertible notes. The total discount will be amortized to interest expense under the effective interest rate method over a seven-year term, representing the period beginning on the issuance date of the notes of March 15, 2005 and ending on the first put date of March 15, 2012. See “Recently Issued Accounting Standards” below.

At June 30, 2009, cash generated from our operating activities and existing cash and cash equivalents were fulfilling our liquidity requirements. We also have a $30.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both. As of June 30, 2009, there were no borrowings and $0.8 million in letters of credit outstanding under this facility, resulting in $29.2 million of available borrowings.

Derivative Instruments

We hedge the variability of forecasted cash receipts related to royalty payments denominated in yen and euro with derivative instruments. These royalties are hedged with forward contracts for periods not exceeding 12 months. The fair value and carrying value of our forward contracts are not material. For the six-month period ended June 30, 2009, hedges deemed to be ineffective due to us not being able to exactly match the settlement date of the forward contracts to the receipt of these royalty payments resulted in immaterial gains.

Cash Flows from Operating Activities

Net cash used for operating activities for the current year six-month period was $1.8 million compared to $1.3 million in the prior year period. This increase was primarily due to the operating results discussed earlier combined with the distribution of deferred compensation plan account balances, partially offset by changes in other liabilities and accrued expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities for the current year six-month period was $4.9 million compared to $8.2 million in the prior year period. The current year period reflected net proceeds from sales of investments of $6.7 million related to the termination of our deferred compensation plan, partially offset by additions of $1.8 million to property and equipment. The net cash provided during the prior year six-month period reflected net proceeds from sales of investments of $8.9 million, primarily reflecting the sale of auction rate securities and the liquidation of a portion of our investment in an enhanced cash portfolio, together with net proceeds of $5.1 million related to the sale of our Los Angeles production facility assets, partially offset by additions of $5.7 million to property and equipment.

Cash Flows from Financing Activities

Net cash used for financing activities for the current year six-month period was $2.9 million compared to $2.1 million in the prior year period, reflecting deferred acquisition liability payments of $2.8 million during the current year period compared to $2.2 million in the prior year period. The current year six-month period also included $0.2 million of financing fees related to amending our credit facility.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The positive effects of foreign currency exchange rates on cash and cash equivalents during the six-month periods ended June 30, 2009 and 2008 of $0.6 million and $0.3 million, respectively, were due to the weakening of the U.S. dollar against the pound sterling and euro.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, or Statement 168. Statement 168 replaces Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles, or GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification™, or the Codification, will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission, or SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. We are required to adopt Statement 168 in the third quarter of the current fiscal year. As the Codification does not intend to change or alter existing GAAP, the adoption of Statement 168 will not impact our future results of operations or financial condition.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or Statement 167. Statement 167 changes the approach to determining the primary beneficiary of a variable interest entity, or VIE, and requires companies to more frequently assess whether they must consolidate VIEs. We are required to adopt Statement 167 at the beginning of 2010. We are currently evaluating the impact, if any, of adopting Statement 167 on our future results of operations and financial condition.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets–an amendment of FASB Statement No. 140, or Statement 166. Statement 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor’s interest in transferred financial assets. We are required to adopt Statement 166 at the beginning of 2010. We are currently evaluating the impact, if any, of adopting Statement 166 on our future results of operations and financial condition.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, or Statement 165. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted the provisions of Statement 165 prospectively beginning with the current year quarter. The adoption of Statement 165 did not impact our results of operations or financial condition. We are not aware of any significant subsequent events that occurred subsequent to the balance sheet date but prior to the filing of this report on August 7, 2009 that would have a material impact on our results of operations or financial condition.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP FAS 157-4 provides additional guidance in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. We adopted the provisions of FSP FAS 157-4 beginning with the current year quarter. The adoption of FSP FAS 157-4 did not impact our results of operations or financial condition.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2 and FAS 124-2. The objective of FSP FAS 115-2 and FAS 124-2 is to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. We adopted the provisions of FSP FAS 115-2 and FAS 124-2 prospectively beginning with the current year quarter. The adoption of FSP FAS 115-2 and FAS 124-2 did not impact our results of operations or financial condition.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. We adopted the provisions of FSP FAS 107-1 and APB 28-1 prospectively beginning with the current year quarter. Since FSP FAS 107-1 and APB 28-1 impacts disclosures only, the adoption of FSP FAS 107-1 and APB 28-1 did not impact our results of operations or financial condition.

In April 2009, the FASB issued Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS 141(R)-1. FSP FAS 141(R)-1 amends and clarifies Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted the provisions of FSP FAS 141(R)-1 prospectively beginning with the current year quarter. The adoption of FSP FAS 141(R)-1 did not have an impact on our results of operations or financial condition.

In May 2008, the FASB issued FSP APB 14-1, which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted FSP APB 14-1 at the beginning of 2009 and applied FSP APB 14-1 retrospectively to all prior periods. In applying FSP APB 14-1, we reclassified $29.1 million of the carrying value of our convertible notes and $1.2 million of the issuance costs related to the convertible notes to equity retroactive to the March 2005 issuance date. These amounts represent the equity component of the proceeds from the notes calculated assuming a 7.75% nonconvertible borrowing rate. The discount is being accreted to “Interest expense” and the debt issuance costs are being amortized to “Amortization of deferred financing fees” over a seven-year term, which represents the period beginning on the issuance date of the notes of March 15, 2005 and ending on the first put date of March 15, 2012. Accordingly, we recorded $4.0 million, $3.8 million, $3.5 million and $2.6 million of additional noncash interest expense and $0.3 million, $0.2 million, $0.3 million and $0.2 million of additional amortization of deferred financing fees, or $0.13, $0.12, $0.11 and $0.08 per basic and diluted share on a combined basis in 2008, 2007, 2006 and 2005, respectively. We will recognize additional noncash interest expense of $4.4 million and additional amortization of deferred financing fees of $0.3 million for the year ended December 31, 2009, of which $2.1 million of interest expense and $0.1 million of amortization of deferred financing fees, or $0.07 per basic and diluted share on a combined basis, were recognized for the current year six-month period and $1.0 million of interest expense, or

$0.03 per basic and diluted share, was recognized for the current year quarter. On January 1, 2009, as a result of adopting FSP APB 14-1, we reduced the carrying value of the debt in “Financing obligations” by $15.2 million, decreased “Other noncurrent assets” by $2.2 million, increased “Capital in excess of par value” by $27.9 million and increased “Accumulated deficit” by $14.9 million on our Consolidated Balance Sheet.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133, or Statement 161. Statement 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted Statement 161 at the beginning of 2009. Since Statement 161 impacts our disclosure but not our accounting treatment for derivative instruments and related hedged items, the adoption of Statement 161 did not impact our results of operations or financial condition.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51, or Statement 160. Statement 160 clarifies that a noncontrolling interest (previously referred to as minority interest) in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. We adopted Statement 160 at the beginning of 2009. The adoption of Statement 160 did not impact our results of operations or financial condition.

In September 2006, the FASB issued Statement 157, which provides enhanced guidance for using fair value to measure assets and liabilities. FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of Statement 157 to the beginning of 2009 for all nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted Statement 157 on January 1, 2008 for our financial assets and liabilities and on January 1, 2009 for our nonfinancial assets and liabilities. The adoption of Statement 157 did not impact our results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including changes in foreign currency exchange rates. There was no material change in our exposure to such fluctuations during the quarter ended June 30, 2009. Information regarding market risks as of December 31, 2008 is contained in Item 7A. “Quantitative And Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

At June 30, 2009, we did not have any floating interest rate exposure. As of that date, all of our outstanding debt consisted of the convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes is influenced by changes in market interest rates, the share price of our Class B common stock and our credit quality. At June 30, 2009, the convertible notes had an implied fair value of $84.0 million.

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

On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas, against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998, due to EC’s failure to pay royalties and other amounts due us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI’s cross-claim was that it was the assignee of EC’s right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and approximately $0.3 million for lost profits, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we vigorously pursued an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We posted a bond in the amount of approximately $9.4 million, which represented the amount of the judgment, costs and estimated pre- and post-judgment interest, in connection with the appeal. On May 25, 2006, the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of the plaintiffs’ claims and remanded the remaining claims for a new trial. On July 14, 2006, the plaintiffs filed a motion for rehearing and en banc reconsideration, which we opposed. On October 12, 2006, the State Appellate Court denied plaintiffs’ motion. On December 27, 2006, we filed a petition for review with the Texas Supreme Court. On January 25, 2008, the Texas Supreme Court denied our petition for review. On February 8, 2008, we filed a petition for rehearing with the Texas Supreme Court. On May 16, 2008, the Texas Supreme Court denied our motion for rehearing. The posted bond has been canceled and the remaining claims will be retried. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be obtained. In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, or Statement 5, no liability has been accrued.

On April 12, 2004, J. Roger Faherty, or Faherty, filed suit in the United States District Court for the Southern District of New York against Spice Entertainment Companies, or Spice, Playboy Enterprises, Inc., or Playboy, Playboy Enterprises International, Inc., or PEII, D. Keith Howington, Anne Howington and Logix Development Corporation, or Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice with respect to defense costs and liabilities incurred by Faherty in the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, or the Logix litigation. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22.5 million in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. Faherty filed post-trial motions for a judgment notwithstanding the verdict and a new trial, but these motions were both denied on or about September 21, 2004. On October 20, 2004, Faherty filed a notice of appeal from the verdict. As a result of rulings by the California Court of Appeal and the California Supreme Court as recently as February 13, 2008, Logix’s recovery against Faherty has been reduced significantly, although certain portions of the case have been set for a retrial. In light of these rulings, however, when coupled with any offset as a result of the settlement of the Logix litigation, any ultimate net recovery by Logix against Faherty will be severely reduced and might be entirely eliminated. In consideration of this appeal, Faherty and Playboy have agreed to continue a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York through the end of November 2009. In late June 2008, plaintiffs in the Logix litigation filed a motion in the trial court seeking to amend a $40.0 million judgment previously entered on consent against defendant Emerald Media Inc. seeking to add Faherty as a judgment debtor. In the event Faherty’s indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such , based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with Statement 5, no liability has been accrued.

ITEM 1A.	RISK FACTORS

For a detailed discussion of factors that may affect our performance, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Except as set forth below, there have been no material changes to these risk factors.

If we do not meet the continued listing requirements of the New York Stock Exchange, or NYSE, our common stock may be delisted.

Our common stock is listed on the NYSE, which maintains continued listing requirements relating to, among other things, market capitalization and minimum stock price. The market capitalization requirements provide that the NYSE may take action to delist our common stock if our average global market capitalization for 30 consecutive trading days is less than $50.0 million (until October 31, 2009, when this requirement is scheduled to increase to $75.0 million) and, at the same time, our total stockholders’ equity is less than $50.0 million (until October 31, 2009, when this requirement is scheduled to increase to $75.0 million). The market capitalization requirements further provide that the NYSE will promptly initiate suspension and delisting procedures with respect to our common stock if our global market capitalization for 30 consecutive trading days is less than $15.0 million, in which case we would not be eligible to utilize the cure procedures provided by the NYSE in other circumstances. The minimum stock price requirements of the NYSE provide that the NYSE may take action to delist our common stock if the average closing price of our common stock is less than $1.00 for 30 consecutive trading days, in which case we would expect to have six months to take corrective action before our common stock would be delisted.

There can be no assurance that we will continue to meet the NYSE’s continued listing standards or that the NYSE will not act to suspend trading in our common stock and initiate delisting procedures. The suspension and delisting of our common stock by the NYSE and the movement of trading of our common stock to another securities exchange or over-the-counter market could materially adversely impact our business and liquidity and the price of our common stock. It could, among other things, reduce our stockholders’ ability to buy and sell our common stock, reduce the number of investors willing to hold or acquire our common stock, or inhibit our ability to arrange financing or access the public capital markets.

We may be unable to refinance our 3.00% convertible senior subordinated notes due 2025, or convertible notes, or we may refinance our convertible notes at higher interest rates.

We currently have $115.0 million aggregate principal amount of our convertible notes outstanding. Holders of the convertible notes may require us to purchase all, or a portion, of the convertible notes at a purchase price in cash equal to 100% of the principal amount of the convertible notes beginning on the first put date of March 15, 2012. We may not be able to refinance the convertible notes or we may be forced to refinance the convertible notes at higher interest rates. If we are unable to refinance our convertible notes or obtain other financing, we will face substantial liquidity challenges and there can be no assurance that we will have sufficient cash flow or capital resources to meet our repayment and other obligations.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on May 13, 2009. At the meeting, the following director nominees were elected:

Nominee	Votes For	Votes Withheld
Dennis S. Bookshester	3,561,328	208,864
David I. Chemerow	3,561,908	208,284
Charles Hirschhorn	3,559,446	210,746
Jerome H. Kern	3,531,007	239,185
Russ Pillar	3,531,008	239,184
Sol Rosenthal	3,558,591	211,601
Richard S. Rosenzweig	3,530,820	239,372

Also at the meeting, the shareholders approved, with voting as set forth below, (a) an amendment to our Third Amended and Restated 1995 Stock Incentive Plan, or the 1995 Stock Incentive Plan, (b) an amendment to our Second Amended and Restated 1997 Equity Plan for Non-Employee Directors, or the 1997 Equity Plan for Non-Employee Directors, (c) an amendment to our Employee Stock Purchase Plan, or ESPP, and (d) ratification of Ernst & Young LLP as our independent registered public accounting firm, or Auditors:

	Votes	Votes
Matter	For	Against	Abstain
1995 Stock Incentive Plan	3,422,417	236,411	1,204
1997 Equity Plan for Non-Employee Directors	3,448,109	211,312	612
ESPP	3,651,320	8,153	559
Auditors	3,760,293	9,468	431

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1
Third Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan (incorporated  by reference to Appendix A to Playboy Enterprises, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 30, 2009)

10.2
Second Amended and Restated 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc. (incorporated by reference to Appendix B to Playboy Enterprises, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 30, 2009)

10.3
Playboy Enterprises, Inc. Employee Stock Purchase Plan (incorporated  by reference to Appendix C to Playboy Enterprises, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 30, 2009)

10.4#	Employment Agreement, dated as of June 1, 2009, between Playboy Enterprises, Inc. and Scott Flanders

10.5*#	Fourth Amendment to October 22, 1997 Playboy Magazine Printing and Binding Agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc. dated April 7, 2009

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934

#	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAYBOY ENTERPRISES, INC.
(Registrant)

Date: August 7, 2009	By	/s/ Linda Havard
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Third Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan (incorporated  by reference to Appendix A to Playboy Enterprises, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 30, 2009)

10.2
Second Amended and Restated 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc. (incorporated by reference to Appendix B to Playboy Enterprises, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 30, 2009)

10.3
Playboy Enterprises, Inc. Employee Stock Purchase Plan (incorporated  by reference to Appendix C to Playboy Enterprises, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 30, 2009)

10.4#	Employment Agreement, dated as of June 1, 2009, between Playboy Enterprises, Inc. and Scott Flanders

10.5*#	Fourth Amendment to October 22, 1997 Playboy Magazine Printing and Binding Agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc. dated April 7, 2009

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.

#	Filed herewith