Form 10-K/A
period 2008-12-31
PLAYBOY ENTERPRISES INC
filed 2009-10-06
CIK 1072341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

At February 27, 2009, there were 4,864,102 shares of Class A Common Stock and 28,539,827 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part II. Item 5 and Part III. Items 10-14 of this report is incorporated herein by reference to the Notice of Annual Meeting of Stockholders and Proxy Statement relating to the Annual Meeting of Stockholders held on May 13, 2009.

EXPLANATORY NOTE

Playboy Enterprises, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Initial Form 10-K”) to amend Items 11 and 15. In response to comments received from the Securities and Exchange Commission (the “Commission”) regarding a confidential treatment request made by the Company for certain portions of Exhibit 10.27(d) to the Initial Form 10-K, this Amendment No. 1 amends Item 15 to re-file such exhibit. Additionally, this Amendment No. 1 amends Item 15 to re-file Exhibits 10.27(a) and 10.27(b) to correct a typographical error in the date contained in Section 1.(j)(i) of each agreement and add Christie Hefner as a party to Exhibit 10.27(b). Finally, this Amendment No. 1 amends Item 11 to include additional information regarding certain severance arrangements with Christie Hefner.

This Amendment No. 1 to the Initial Form 10-K does not reflect events occurring after the filing of the Initial Form 10-K or modify or update those disclosures affected by subsequent events. Except as described above, no other modifications or changes have been made to the Initial Form 10-K as originally filed or the exhibits filed therewith. Other events occurring after the filing of the Initial Form 10-K or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Commission subsequent to the filing of the Initial Form 10-K.

Item 11.  Executive Compensation

The information required by Item 11 is included in our Proxy Statement relating to the Annual Meeting of Stockholders held on May 13, 2009 (filed with the Commission on March 30, 2009), and is incorporated herein by reference (excluding the Report of the Compensation Committee and the Performance Graph), pursuant to General Instruction G(3). The following information supplements the information from the Proxy Statement that is incorporated herein by reference. No modifications or changes have been made to such information as originally filed.

Ms. Christie Hefner resigned as our Chief Executive Officer effective January 31, 2009. In connection with her resignation, we entered into a separation agreement with Ms. Hefner on February 9, 2009, which provided her with, among other things, a severance payment of $2.0 million, a one-time grant of 30,000 shares of the Company’s Class B stock and up to $25,000 to cover her actual legal fees and expenses incurred in negotiating the agreement. Pursuant to the agreement, Ms. Hefner also agreed to a 12 month noncompetition and nonsolicitation covenant and to provide transition and other assistance. In addition, in the event certain change of control conditions were to occur before March 31, 2009, Ms. Hefner would have been entitled to receive another severance payment of approximately $1.7 million. No such change of control conditions occurred and Ms. Hefner did not receive an additional payment.

The following table shows potential payouts upon various termination scenarios for Ms. Hefner, assuming termination occurred as of December 31, 2008:

Name	Termination for Cause (1) (5)	Death (2) (5)	Disability (3) (5)	Termination w/o Cause by Playboy (2) (5)	Voluntary Termination (2) (5)	Termination Following a Change of Control (4) (5)
Christie Hefner	$1,697,859	$1,697,859	$2,206,359	$2,522,859	$1,761,321	$6,128,836
_____________________

(1)
Payment made to Ms. Hefner upon a termination for cause reflects amounts related to her vested balance in our Amended and Restated Deferred Compensation Plan, or DCP, and accrued and unpaid vacation time as of the termination date.

(2)	Amount reported includes Ms. Hefner’s vested balance in the DCP and accrued and unpaid vacation payable upon termination.
(3)	Amount reported includes Ms. Hefner’s vested balance in the DCP, accrued and unpaid vacation payable upon termination and disability payments per our policy.
(4)
Amount reported includes Ms. Hefner’s vested balance in the DCP, accrued and unpaid vacation payable upon termination, accelerated vesting of restricted stock units, plus severance in an amount equal to three years base salary, target bonus, health and welfare benefits continuance, and a gross-up payment to cover 100% of any tax liabilities for Section 280G excess payments.

(5)
Effective December 2008, the DCP was terminated. Accordingly, all balances under the DCP are vested as of December 31, 2008. The payment of balances is not contingent upon a future terminating event and is provided for information purposes only.

Item 15.  Exhibits and Financial Statement Schedules

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS
Page Number of
Initial Form 10-K
(1)	Financial Statements

	Our Financial Statements and Supplementary Data following are
	as set forth under Part II. Item 8. of the Initial Form 10-K:

	Consolidated Statements of Operations – Fiscal Years Ended December 31, 2008,
	2007 and 2006	43

	Consolidated Balance Sheets – December 31, 2008 and 2007	44

	Consolidated Statements of Shareholders’ Equity – Fiscal Years Ended
	December 31, 2008, 2007 and 2006	45

	Consolidated Statements of Cash Flows – Fiscal Years Ended December 31, 2008,
	2007 and 2006	46

	Notes to Consolidated Financial Statements	47

	Report of Independent Registered Public Accounting Firm	69

(2)	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	75

	All other schedules have been omitted because they are not required or applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits

	See Exhibit Index, which appears at the end of this document and which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

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

4.2	Form of 3.00% Convertible Senior Subordinated Notes due 2025 (included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated March 15, 2005, among Playboy Enterprises, Inc. and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 from the March 9, 2005 Form 8-K)

10.1	Playboy Magazine Printing and Binding Agreement
#	a
Printing and Binding Agreement, dated October 22, 1997, between Playboy Enterprises, Inc. and Quad/Graphics, Inc. (incorporated by reference to Exhibit 10.4 from our transition period report on Form 10-K for the six months ended December 31, 1997, or the Transition Period Form 10-K)

#	b
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

@#	b	Amendment, effective as of January 20, 2009, to Distribution Agreement between Time/Warner Retail Sales & Marketing Inc. (f/k/a Warner Publisher Services, Inc.) and Playboy Enterprises, Inc.

10.3	Playboy Magazine Subscription Fulfillment Agreement
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

#	e
Amendment, dated July 7, 1997, to Fulfillment Agreement between Communications Data Services, Inc. and Playboy Enterprises International, Inc. (incorporated by reference to Exhibit 10.6(e) from the Transition Period Form 10-K)

#	f
Amendment, dated July 1, 2001, to Fulfillment Agreement between Communications Data Services, Inc. and Playboy Enterprises International, Inc. (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2001, or the September 30, 2001 Form 10-Q)

#	g
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

#	b	Contract for a Combined Compressed Uplink and Eurobird Space Segment Service, dated May 12, 2003, between British Telecommunications plc and Playboy TV UK Limited
	c	Contract Amendment Agreement (No. 1), dated May 12, 2003, between British Telecommunications plc and Playboy TV UK Limited
#	d	Contract for a Combined Compressed Uplink and Eurobird Space Segment Service, dated May 12, 2004, between British Telecommunications plc and Playboy TV UK/BENELUX Limited
#	e	Contract Amendment Agreement (No. 1), dated November 30, 2004, between British Telecommunications plc and Playboy TV UK/BENELUX Limited

(items (b) through (e) incorporated by reference to Exhibits 10.6.1 through 10.7.2, respectively, from the March 31, 2006 Form 10-Q)

#10.5	Playboy TV–Latin America, LLC Agreements
a
Third Amended and Restated Operating Agreement for Playboy TV–Latin America, LLC, effective as of November 10, 2006, by and between Playboy Entertainment Group, Inc. and Lifford International Co. Ltd. (BVI)

	b	Amended and Restated Program Supply and Trademark License Agreement, dated November 10, 2006, between Playboy Entertainment Group, Inc. and Playboy TV–Latin America, LLC

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

10.13	Content License, Marketing and Sales Agreement
#	a
Content License, Marketing and Sales Agreement, dated January 15, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC (incorporated by reference to Exhibit 10.2 to the March 31, 2008 Form 10-Q/A)

@#	b	First Amendment to the Content License, Marketing and Sales Agreement, effective as of March 1, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC

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

(items (kk) through (oo) incorporated by reference to Exhibits 10.1.1 through 10.2.3, respectively, from the September 30, 2006 Form 10-Q)

	pp	Sixth Amendment to the Credit Agreement, dated September 28, 2007 (incorporated by reference to Exhibit 10.1 to the September 30, 2007 Form 10-Q/A)
@	qq	Seventh Amendment to the Credit Agreement, dated February 17, 2009

10.16	Exchange Agreement, dated March 11, 2003, among Hugh M. Hefner, Playboy.com, Inc., PEI Holdings, Inc. and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 4.2 from the 2002 Form 10-K)

10.17	Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner
	a	Letter of Interpretation of Lease
	b	Agreement of Lease

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

	b	First Amendment to Office Lease, dated October 26, 1989 (incorporated by reference to Exhibit 10.15(b) from our annual report on Form 10-K for the year ended June 30, 1995, or the 1995 Form 10-K)
	c	Second Amendment to Office Lease, dated June 1, 1992 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended December 31, 1992)
	d	Third Amendment to Office Lease, dated August 30, 1993 (incorporated by reference to Exhibit 10.15(d) from the 1995 Form 10-K)
	e	Fourth Amendment to Office Lease, dated August 6, 1996 (incorporated by reference to Exhibit 10.20(e) from the 1996 Form 10-K)
	f	Fifth Amendment to Office Lease, dated March 19, 1998 (incorporated by reference to Exhibit 10.3 from the March 31, 1998 Form 10-Q)
	g	Sixth Amendment to Office Lease, effective as of May 1, 2006 (incorporated by reference to Exhibit 10.9.1 from the September 30, 2006 Form 10-Q)

10.20	New York Office Lease Documents
	a	Agreement of Lease, dated August 11, 1992, between Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the 1992 Form 10-K)
	b	Second Amendment to Agreement of Lease, dated June 28, 2004 (incorporated by reference to Exhibit 10.4 from the June 30, 2004 Form 10-Q)

10.21	Los Angeles Studio Facility Lease Documents
	a	Agreement of Lease, dated September 20, 2001, between Kingston Andrita LLC and Playboy Entertainment Group, Inc. (incorporated by reference to Exhibit 10.3(a) from the September 30, 2001 Form 10-Q)
	b	First Amendment to Agreement of Lease, dated May 15, 2002 (incorporated by reference to Exhibit 10.3 from the June 30, 2002 Form 10-Q)
	c	Second Amendment to Agreement of Lease, dated July 23, 2002 (incorporated by reference to Exhibit 10.6 from the September 30, 2002 Form 10-Q)
	d	Third Amendment to Agreement of Lease, dated October 31, 2002
	e	Fourth Amendment to Agreement of Lease, dated December 2, 2002
	f	Fifth Amendment to Agreement of Lease, dated December 31, 2002
	g	Sixth Amendment to Agreement of Lease, dated January 31, 2003

(items (d) through (g) incorporated by reference to Exhibits 10.17(d) through (g), respectively, from the 2002 Form 10-K)

	h	Guaranty, dated September 20, 2001, by Playboy Entertainment Group, Inc. in favor of Kingston Andrita LLC (incorporated by reference to Exhibit 10.3(c) from the September 30, 2001 Form 10-Q)
	i	Seventh Amendment to Agreement of Lease, dated July 23, 2003 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2003)
#	j
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

@	d	Second Amendment to the Playboy Enterprises, Inc. Deferred Compensation Plan, as amended and restated January 1, 2005
@	e	Third Amendment to the Playboy Enterprises, Inc. Deferred Compensation Plan, as amended and restated January 1, 2005
f
Amended and Restated Playboy Enterprises, Inc. Board of Directors’ Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2(b) from the June 30, 1998 Form 10-Q)

g
First Amendment to the Playboy Enterprises, Inc. Board of Directors’ Deferred Compensation Plan, as amended and restated January 1, 2005 (incorporated by reference to Exhibit 10.2 from the September 30, 2008 Form 10-Q)

@	h	Second Amendment to the Playboy Enterprises, Inc. Board of Directors’ Deferred Compensation Plan, as amended and restated January 1, 2005
@	i	Third Amendment to the Playboy Enterprises, Inc. Board of Directors’ Deferred Compensation Plan, as amended and restated January 1, 2005
@	j	Amended and Restated Playboy Enterprises, Inc. Employee Investment Savings Plan

*10.23	1991 Directors’ Plan
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

*10.25	1997 Directors’ Plan
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

@	c	First Amendment to the Second Amended and Restated 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc., as amended and restated as of September 17, 2008

*10.26	Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.4 from the June 30, 2007 Form 10-Q)

*10.27	Selected Employment, Termination and Other Agreements
†	a	Form of Severance Agreement, dated September 1, 2008, between Playboy Enterprises, Inc. and each of Linda Havard and Alex Vaickus
†	b	Form of Severance Agreement, dated September 1, 2008, between Playboy Enterprises, Inc. and each of Christie Hefner, Martha Lindeman, Richard Rosenzweig and Howard Shapiro
@	c	Amended and Restated Employment Agreement, dated September 1, 2008, between Playboy Enterprises, Inc. and Robert Meyers
†#	d	Separation Agreement, dated February 9, 2009, between Playboy Enterprises, Inc. and Christie Hefner

#10.28
Satellite Capacity Lease, dated August 21, 2006, by and among Playboy Entertainment Group, Inc., Spice Hot Entertainment, Inc. and Transponder Encryption Services Corporation (incorporated by reference to Exhibit 10.3 from our quarterly report on Form 10-Q for the quarter ended September 30, 2006)

@21	Subsidiaries

@23	Consent of Ernst & Young LLP

@31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

@31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

@32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______

*	Indicates management compensation plan

#	Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC

@	Previously filed with the Initial Form 10-K

†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYBOY ENTERPRISES, INC.

October 5, 2009	By: /s/ Linda G. Havard
Linda G. Havard
Executive Vice President and Chief Financial Officer
(Authorized Officer)