Form 10-Q
period 2009-09-30
PLAYBOY ENTERPRISES INC
filed 2009-11-06
CIK 1072341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☑

At October 31, 2009, there were 4,864,102 shares of Class A Common Stock and 28,624,182 shares of Class B Common Stock outstanding.

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
(a)	attempts to limit or otherwise regulate the sale, distribution or transmission of adult-oriented materials, including print, television, video, Internet and mobile materials; or
(b)	limitations on the advertisement of tobacco, alcohol and other products which are important sources of advertising revenue for us;
(2)	Risks associated with our foreign operations, including market acceptance and demand for our products and the products of our licensees and other business partners;
(3)	Our ability to effectively manage our exposure to foreign currency exchange rate fluctuations;
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

(7)	The risk our outstanding litigation could result in settlements or judgments which are material to us;
(8)	Dilution from any potential issuance of common stock or convertible debt in connection with financings or acquisition activities;
(9)	Further competition for advertisers from other publications, media or online providers or decreases in spending by advertisers, either generally or with respect to the men’s market;
(10)	Competition in the television, men’s magazine, Internet, mobile and product licensing markets;
(11)	Attempts by consumers, distributors, merchants or private advocacy groups to exclude our programming or other products from distribution;
(12)
Our television, Internet and mobile businesses’ reliance on third parties for technology and distribution, and any changes in that technology, distribution and/or delays in implementation which might affect our plans, assumptions and financial results;

(13)	Risks associated with losing access to transponders or technical failure of transponders or other transmitting or playback equipment that is beyond our control;
(14)	Competition for channel space on linear or video-on-demand television platforms;
(15)
Failure to maintain our agreements with multiple system operators and direct-to-home, or DTH, operators on favorable terms, as well as any decline in our access to households or acceptance by DTH, cable and/or telephone company systems and the possible resulting cancellation of fee arrangements, pressure on splits or other deterioration of contract terms with operators of these systems;

(16)	Risks that we may not realize the expected sales and profits and other benefits from acquisitions;
(17)	Any charges or costs we incur in connection with restructuring measures we have taken or may take in the future;
(18)	Increases in paper, printing, postage or other manufacturing costs;
(19)	Effects of the consolidation of the single-copy magazine distribution system in the U.S. and risks associated with the financial stability of major magazine wholesalers;
(20)	Effects of the consolidation and/or bankruptcies of television distribution companies;
(21)	Risks associated with the viability of our subscription, ad-supported and e-commerce Internet models;

(22)	Our ability to sublet our excess space may be negatively impacted by the market for commercial rental real estate as well as by the global economy generally;
(23)	The risk that our common stock could be delisted from the New York Stock Exchange, or NYSE, if we fail to meet the NYSE’s continued listing requirements;
(24)	Risks that adverse market conditions in the securities and credit markets may significantly affect our ability to access the capital markets;
(25)
The risk that we will be unable to refinance our 3.00% convertible senior subordinated notes due 2025, or convertible notes, or the risk that we will refinance our convertible notes at significantly higher interest rates if credit markets do not improve prior to the first put date of March 15, 2012;

(26)
The risk that we are unable to either extend the maturity date of our existing credit facility beyond the current expiration date of January 31, 2011 or establish a new facility with a later maturity date and acceptable terms; and

(27)	Further downward pressure on our operating results and/or further deterioration of economic conditions could result in further impairments of our long-lived assets including goodwill.

For a detailed discussion of these and other factors that may affect our performance, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by Part II, Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

PART I
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the Quarters Ended September 30 (Unaudited)
(In thousands, except per share amounts)

	2009	2008
Net revenues	$56,005	$70,342
Costs and expenses
Cost of sales	(42,234)	(56,153)
Selling and administrative expenses	(11,070)	(10,649)
Restructuring expense	(469)	(2,203)
Impairment charge	-	45
Provisions for reserves	-	(4,121)
Total costs and expenses	(53,773)	(73,081)
Operating income (loss)	2,232	(2,739)
Nonoperating income (expense)
Investment income	10	201
Interest expense	(2,194)	(2,118)
Amortization of deferred financing fees	(164)	(155)
Other, net	227	(90)
Total nonoperating expense	(2,121)	(2,162)
Income (loss) before income taxes	111	(4,901)
Income tax expense	(1,195)	(1,330)
Net loss	$(1,084)	$(6,231)

Other comprehensive income (loss)
Unrealized gain (loss) on marketable securities	12	(586)
Foreign currency translation loss	(129)	(1,100)
Total other comprehensive loss	(117)	(1,686)
Comprehensive loss	$(1,201)	$(7,917)

Weighted average number of common shares outstanding
Basic and diluted	33,468	33,317

Basic and diluted loss per common share	$(0.03)	$(0.19)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the Nine Months Ended September 30 (Unaudited)
(In thousands, except per share amounts)

	2009	2008
Net revenues	$179,829	$222,256
Costs and expenses
Cost of sales	(139,883)	(180,034)
Selling and administrative expenses	(34,980)	(38,876)
Restructuring expense	(12,744)	(2,761)
Impairment charges	(5,518)	(58)
Recoveries from (provisions for) reserves	39	(4,121)
Total costs and expenses	(193,086)	(225,850)
Operating loss	(13,257)	(3,594)
Nonoperating income (expense)
Investment income	742	857
Interest expense	(6,516)	(6,358)
Amortization of deferred financing fees	(553)	(466)
Other, net	(329)	(432)
Total nonoperating expense	(6,656)	(6,399)
Loss before income taxes	(19,913)	(9,993)
Income tax expense	(3,593)	(3,598)
Net loss	$(23,506)	$(13,591)

Other comprehensive income (loss)
Unrealized loss on marketable securities	(11)	(1,128)
Unrealized gain on derivatives	-	78
Foreign currency translation gain (loss)	291	(918)
Total other comprehensive income (loss)	280	(1,968)
Comprehensive loss	$(23,226)	$(15,559)

Weighted average number of common shares outstanding
Basic and diluted	33,433	33,297

Basic and diluted loss per common share	$(0.70)	$(0.41)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)
Sept. 30,		Dec. 31,
	2009	2008
Assets
Cash and cash equivalents	$26,800	$25,192
Marketable securities and short-term investments	108	6,139
Receivables, net of allowance for doubtful accounts of $3,549 and $4,084, respectively	31,939	40,428
Receivables from related parties	2,673	2,061
Inventories	5,401	7,341
Deferred tax asset	1,492	2,268
Prepaid expenses and other current assets	5,709	9,127
Total current assets	74,122	92,556
Property and equipment, net	19,433	20,319
Programming costs, net	48,316	52,056
Goodwill	22,206	27,758
Trademarks	43,348	42,503
Distribution agreements, net of accumulated amortization of $6,608 and $6,126, respectively	11,656	12,138
Deferred tax asset	197	180
Other noncurrent assets	5,381	6,078
Total assets	$224,659	$253,588

Liabilities
Acquisition liabilities	$4,711	$2,785
Accounts payable	21,068	24,816
Accrued salaries, wages and employee benefits	7,342	9,159
Deferred revenues	32,620	36,402
Other current liabilities and accrued expenses	17,689	19,557
Total current liabilities	83,430	92,719
Financing obligations	102,999	99,763
Acquisition liabilities	922	5,419
Deferred tax liability	8,576	7,783
Other noncurrent liabilities	23,028	19,785
Total liabilities	218,955	225,469

Shareholders’ equity
Common stock, $0.01 par value
Class A voting – 7,500,000 shares authorized; 4,864,102 issued	49	49
Class B nonvoting – 75,000,000 shares authorized; 28,992,650 and 28,868,900 issued, respectively	289	288
Capital in excess of par value	260,050	259,240
Accumulated deficit	(247,192)	(223,686)
Treasury stock, at cost – 381,971 shares	(5,000)	(5,000)
Accumulated other comprehensive loss	(2,492)	(2,772)
Total shareholders’ equity	5,704	28,119
Total liabilities and shareholders’ equity	$224,659	$253,588

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine Months Ended September 30 (Unaudited)
(In thousands)

	2009	2008
Cash flows from operating activities
Net loss	$(23,506)	$(13,591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	3,856	3,407
Amortization of intangible assets	1,287	1,693
Amortization of investments in entertainment programming	22,353	24,339
Amortization of deferred financing fees	553	466
Stock-based compensation	753	1,031
Noncash interest expense	3,236	2,999
Impairment charges	5,518	58
Provisions for (recoveries from) reserves	(39)	4,121
Deferred income taxes	1,552	1,294
Payment of deferred compensation plan	(5,193)	(128)
Net change in operating assets and liabilities	9,516	(1,350)
Investments in entertainment programming	(18,397)	(23,723)
Other, net	(617)	132
Net cash provided by operating activities	872	748
Cash flows from investing activities
Payments for acquisitions	-	(60)
Purchases of investments	(94)	(723)
Proceeds from sales of investments	6,762	10,589
Additions to assets held for sale	-	(6,895)
Proceeds from assets held for sale	-	12,000
Additions to property and equipment	(3,092)	(7,801)
Net cash provided by investing activities	3,576	7,110
Cash flows from financing activities
Payments of deferred financing fees	(174)	-
Payments of acquisition liabilities	(3,050)	(2,450)
Proceeds from stock-based compensation	60	95
Net cash used for financing activities	(3,164)	(2,355)
Effect of exchange rate changes on cash and cash equivalents	324	(657)
Net increase in cash and cash equivalents	1,608	4,846
Cash and cash equivalents at beginning of period	25,192	20,603
Cash and cash equivalents at end of period	$26,800	$25,449

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

In concert with the integration of our publishing and online businesses in the first quarter of 2009, we moved the reporting of our online/mobile business from the Entertainment Group into the Print/Digital Group, which we formerly called the Publishing Group. These businesses were combined in order to better focus on creating brand-consistent content that extends across print and digital platforms. Amounts reported for prior periods have been reclassified to conform to the revised segment reporting.

(B)      Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, or Statement 168. Statement 168, which is incorporated in FASB Accounting Standards Codification, or ASC, Topic 105, Generally Accepted Accounting Principles, establishes only two levels of U.S. generally accepted accounting principles, or GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification™, or the Codification, is now the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission, or SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. We adopted Statement 168 beginning with the current year quarter. As the Codification does not change or alter existing GAAP, the adoption of Statement 168 did not impact our results of operations or financial condition.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or Statement 167. Statement 167, which is incorporated in ASC Topic 810, Consolidation, changes the approach to determining the primary beneficiary of a variable interest entity, or VIE, and requires companies to more frequently assess whether they must consolidate VIEs. We are required to adopt Statement 167 at the beginning of 2010. We are currently evaluating the impact, if any, of adopting Statement 167 on our future results of operations and financial condition.

In April 2009, the FASB issued Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS 141(R)-1. FSP FAS 141(R)-1, which is incorporated in ASC Topic 805, Business Combinations, amends and clarifies existing guidance to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. In the second quarter of 2009, we adopted the provisions of FSP FAS 141(R)-1 effective January 1, 2009. The adoption of FSP FAS 141(R)-1 did not have an impact on our results of operations or financial condition.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1. FSP APB 14-1, which is incorporated in ASC Topic 470, Debt, specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted FSP APB 14-1 at the beginning of 2009 and applied FSP APB 14-1 retrospectively to all applicable prior periods. In applying FSP APB 14-1, we reclassified $29.1 million of the carrying value of our 3.00% convertible senior subordinated notes due 2025, or convertible notes, and $1.2 million of the issuance costs related to the convertible notes to equity retroactive to the March 2005 issuance date. These amounts represent the equity component of the proceeds from the convertible notes calculated assuming a 7.75% nonconvertible borrowing rate. The discount is being accreted to “Interest expense” and the debt issuance costs are being amortized to “Amortization of deferred financing fees” over a seven-year term, which represents the period beginning on the March 15, 2005 issuance date of the convertible notes and ending on the first put date of March 15, 2012. Accordingly, in 2008, 2007, 2006 and 2005, we recorded $4.0 million, $3.8 million, $3.5 million and $2.6 million of additional noncash interest expense and $0.3 million, $0.2 million, $0.3 million and $0.2 million of additional amortization of deferred financing fees, or $0.13, $0.12, $0.11 and $0.08 per basic and diluted share on a combined basis, respectively. We will recognize additional noncash interest expense of $4.4 million and additional amortization of deferred financing fees of $0.3 million for the year ended December 31, 2009, of which $1.1 million of interest expense and $0.1 million of amortization of deferred financing fees, or $0.03 per basic and diluted share on a combined basis, were recognized for the current year quarter and $3.2 million of interest expense and $0.2 million of amortization of deferred financing fees, or $0.10 per basic and diluted share on a combined basis, were recognized for the current year nine-month period. On January 1, 2009, as a result of adopting FSP APB 14-1, we reduced the carrying value of the debt in “Financing obligations” by $15.2 million, decreased “Other noncurrent assets” by $2.2 million, increased “Capital in excess of par value” by $27.9 million and increased “Accumulated deficit” by $14.9 million on our Consolidated Balance Sheet.

(C)      Restructuring Expense

In the second quarter of 2009, we recorded a charge of $9.3 million related to our plan to vacate our leased New York office space. The charge primarily reflects the discounted value of our remaining lease obligation net of estimated sublease income. We expect to record additional annual restructuring charges of $1.0 million on average, of which $0.4 million was recorded during the current year quarter, with $9.1 million in total over the remaining approximate 10-year term of the lease. These charges represent depreciation of leasehold improvements and furniture and equipment as well as accretion of the difference between the nominal and discounted remaining lease obligation net of estimated sublease income.

In the first quarter of 2009, we implemented a restructuring plan to integrate our print and digital businesses in our Chicago office as well as to streamline operations across the Company, including the elimination of positions. As a result of this plan, we recorded a charge of $2.6 million related to the workforce reduction of 107 employees, whose positions were eliminated by the end of the second quarter of 2009. Severance payments under this plan began in the first quarter of 2009 and will be substantially completed by the end of the year with some payments continuing into 2010. We recorded an unfavorable adjustment of $0.1 million during the current year quarter and nine-month period as a result of changes in assumptions for this plan.

In the fourth quarter of 2008, we implemented a restructuring plan to lower overhead costs, primarily related to senior Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to 21 employees, most of whose positions were eliminated in the first quarter of 2009. Payments under this plan began in the fourth quarter of 2008 and will be largely completed by the end of 2009 with some payments continuing into 2011. We recorded an unfavorable adjustment of $0.8 million during the current year nine-month period as a result of changes in assumptions for this plan.

In the third quarter of 2008, we implemented a restructuring plan to reduce overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose positions were eliminated in the fourth quarter of 2008. Payments under this plan began in the fourth quarter of 2008 and will be substantially completed by the end of 2009 with some payments continuing into 2010. We recorded a favorable adjustment of $0.4 million during the current year nine-month period as a result of changes in assumptions for this plan.

The following table sets forth the activity and balances of our restructuring reserves, which are included in “Accrued salaries, wages and employee benefits,” “Other current liabilities and accrued expenses” and “Other noncurrent liabilities” on our Consolidated Balance Sheets (in thousands).

	Workforce Reduction	Consolidation of Facilities and Operations	Total
Balance at December 31, 2007	$429	$114	$543
Reserve recorded	6,357	-	6,357
Additional reserve recorded	150	445	595
Adjustments to previous estimates	(128)	(41)	(169)
Cash payments	(1,633)	(518)	(2,151)
Balance at December 31, 2008	5,175	-	5,175
Reserve recorded	2,555	9,083	11,638
Accretion of discount on net lease obligation	-	382	382
Adjustments to previous estimates	509	-	509
Cash payments	(5,273)	(1,400)	(6,673)
Balance at September 30, 2009	$2,966	$8,065	$11,031

The above table excludes depreciation of leasehold improvements and furniture and equipment related to our leased New York office space.

(D)      Impairment

In accordance with ASC Topic 350, Intangibles–Goodwill and Other, or ASC Topic 350, we conduct annual impairment testing of goodwill and other indefinite-lived intangible assets as of October 1st of each year, or in between annual tests if events occur or circumstances change that would indicate impairment of our goodwill and/or other indefinite-lived intangible assets. In concert with the integration of our publishing and online businesses in the first quarter of 2009, we moved the reporting of our online/mobile business from the Entertainment Group into the Print/Digital Group, which we formerly called the Publishing Group. These businesses were combined in order to better focus on creating brand-consistent content that extends across print and digital platforms. Due to this realignment of our operating segments, which are also our reporting units as defined in ASC Topic 350, we conducted interim impairment testing of goodwill in accordance with ASC Topic 350. Interim testing of goodwill was also necessitated by lower expected financial results in the new Print/Digital Group than that of the former Entertainment Group, which contained the digital business’ assets prior to the realignment of our operating segments. We estimated the implied fair value of the goodwill using a combined weighted forecasted-discounted cash flow method and a market multiple approach based in part on our financial results during the current year and our expectation of future performance, which are Level 3 inputs within the fair value hierarchy under ASC Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, as described in Note (H), Fair Value Measurement. As a result of this testing, the implied fair value of goodwill of the new Print/Digital operating segment was lower than its carrying value, and we recorded an impairment charge on the entire balance of the Print/Digital Group’s goodwill of $5.5 million in the first quarter of 2009.

Further downward pressure on our operating results and/or further deterioration of economic conditions could result in additional future impairments of our long-lived assets including remaining goodwill, which is reflected entirely in the Entertainment Group.

(E)       Earnings Per Common Share

The following table sets forth the computations of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2009	2008	2009	2008
Numerator:
For basic and diluted EPS – net loss	$(1,084)	$(6,231)	$(23,506)	$(13,591)

Denominator:
For basic and diluted EPS – weighted average shares	33,468	33,317	33,433	33,297

Basic and diluted loss per common share	$(0.03)	$(0.19)	$(0.70)	$(0.41)

The following table sets forth the number of shares related to outstanding options to purchase our Class B common stock, or Class B stock, the number of restricted stock units, or RSUs, that provide for the issuance of our Class B stock and the potential number of shares of Class B stock contingently issuable under our convertible notes. These shares were not included in the computations of diluted EPS for the quarters and nine-month periods ended September 30, 2009 and 2008, as their inclusion would have been antidilutive (in thousands):

	Quarters Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2009	2008	2009	2008
Stock options	4,026	3,638	3,929	3,629
RSUs	617	-	541	-
Convertible notes	6,758	6,758	6,758	6,758
Total	11,401	10,396	11,228	10,387

(F)      Inventories

The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

Sept. 30,		Dec. 31,
	2009	2008
Paper	$1,162	$2,371
Editorial and other prepublication costs	3,947	4,759
Merchandise finished goods	292	211
Total	$5,401	$7,341

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

We utilize the liability method of accounting for income taxes as set forth in ASC Topic 740, Income Taxes. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, we have concluded that a full valuation allowance should be recorded for such jurisdictions.

At September 30, 2009 and December 31, 2008, we had unrecognized tax benefits of $8.0 million and do not expect this amount to change significantly over the next 12 months. Due to the impact of deferred income tax accounting, the disallowance of these benefits would not affect our effective income tax rate nor would it accelerate the payment of cash to the taxing authorities to an earlier period.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal and most state taxing authorities. In addition, for all tax years prior to 2005 generating an NOL, taxing authorities can adjust the NOL amount. In our international tax jurisdictions, numerous tax years remain subject to examination by taxing authorities, including tax returns for 2003 and subsequent years.

(H)      Fair Value Measurement

We adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which is incorporated in ASC Topic 820, for our financial assets and liabilities on January 1, 2008 and for our nonfinancial assets and liabilities on January 1, 2009. Our financial assets relate to marketable securities and investments and derivative instruments used to hedge the variability of forecasted cash receipts related to royalty payments denominated in yen, while our financial liabilities relate to derivative instruments used to hedge the variability of forecasted cash receipts related to royalty payments denominated in euro. Derivative instruments in asset positions are included in “Prepaid expenses and other current assets” on our Consolidated Balance Sheets, and derivative instruments in liability positions are included in “Other current liabilities and accrued expenses” on our Consolidated Balance Sheets.

We utilize the market approach to measure fair value for our assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

ASC Topic 820 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of three levels: Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities; Level 2 – Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data; and Level 3 – Inputs that are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table sets forth our assets and liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2009 (in thousands):

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities and investments	$108	$108	$-	$-
Derivative assets	1	-	1	-
Derivative liabilities	$(14)	$-	$(14)	$-

At December 31, 2008, we had $0.9 million in an enhanced cash portfolio included in “Marketable securities and short-term investments” on our Consolidated Balance Sheet. Due to adverse market conditions, we determined that the market value of this investment was other-than-temporarily impaired, and through December 31, 2008, we recorded cumulative impairment charges of $0.9 million. During the second quarter of 2009, our holdings in this enhanced cash portfolio were liquidated in their entirety and we recorded a realized gain of $0.7 million due to increases in market value of the investment subsequent to the recording of the impairment charges.

(I)        Financing Obligations

Our financing obligations consisted of the $115.0 million principal amount of convertible notes with a carrying value of $103.0 million at September 30, 2009 and $99.8 million at December 31, 2008.

The fair value of the convertible notes is influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. At September 30, 2009, the convertible notes had an estimated fair value of $93.2 million. This fair value was estimated using quoted market prices which are similar to Level 2 inputs within the ASC Topic 820 fair value hierarchy.

(J)       Contingencies

In 2006, we acquired Club Jenna, Inc. and related companies, for which we paid $7.7 million at closing, $1.6 million in 2007, $1.7 million in 2008 and $2.3 million in 2009 with one additional deferred purchase price payment of $4.3 million due in 2010. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on DVD sales of existing content of the acquired business over a 10-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. No earnout payments have been made through September 30, 2009 and no future earnout payments are expected as a result of our exiting the DVD business in 2008.

In 2005, we acquired an affiliate network of websites. We paid $8.0 million at closing and $2.0 million in each of 2006 and 2007. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments over the five-year period commencing January 1, 2005 based primarily on the financial performance of the acquired business. If the required performance benchmarks are achieved, any contingent earnout payments will be recorded as compensation expense. No earnout payments were made during the nine-month period ended September 30, 2009. During 2008, $0.1 million of earnout payments were made and recorded as additional purchase price.

(K)      Benefit Plans

We maintain a practice of paying a separation allowance, which is not funded, under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter. We made cash payments under this policy of $0.3 million and $0.8 million during the quarter and nine-month period ended September 30, 2009, respectively, and $0.2 million and $0.5 million during the quarter and nine-month period ended September 30, 2008, respectively.

(L)      Stock-Based Compensation

The following table sets forth stock-based compensation expense related to stock options, RSUs, other equity awards and our employee stock purchase plan, or ESPP (in thousands):

	Quarters Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2009	2008	2009	2008
Stock options	$261	$413	$471	$1,257
RSUs	68	117	84	(385)
Other equity awards	44	46	187	142
ESPP	4	5	11	17
Total	$377	$581	$753	$1,031

The total amount of compensation expense recognized reflects the number of stock-based awards that actually vest as of the completion of their respective vesting periods. Upon the vesting of certain stock-based awards, we adjust our stock-based compensation expense to reflect actual versus estimated forfeitures. We recorded favorable adjustments of $0.1 million and $0.2 million during the quarter and nine-month period ended September 30, 2009, respectively, and an unfavorable adjustment of $0.2 million during the nine-month period ended September 30, 2008 to reflect actual forfeitures for vested stock option grants. During the nine-month period ended September 30, 2008, we determined that it was unlikely that the minimum performance threshold associated with RSUs granted in 2007 would be met, and we reversed $0.5 million of stock based compensation that was recorded in 2007 related to these RSUs.

Stock Options

We estimate the value of options on the date of grant using the Lattice Binomial model, or Lattice model. The Lattice model requires extensive analysis of actual exercise and cancellation data and involves a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and option exercises and cancellations.

The following table sets forth the assumptions used for the Lattice model:

	Quarters Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2009	2008	2009	2008
Expected volatility	47% – 99%	N/A	43% – 104%	31% – 41%
Weighted average volatility	63%	N/A	60%	35%
Risk-free interest rate	0.04% – 4.74%	N/A	0.04% – 4.74%	1.95% – 5.10%
Expected dividends	-	N/A	-	-

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

During the quarter ended September 30, 2009, we granted 1,200,000 stock options to Scott N. Flanders, our Chief Executive Officer and Director, or Mr. Flanders, exercisable for shares of our Class B stock. These stock options vest ratably over a four-year period from the grant date and expire 10 years from the grant date. During the nine-month period ended September 30, 2009, we granted 2,205,000 stock options exercisable for shares of our Class B stock. These stock options vest ratably over a three-year period from the grant date and expire 10 years from the grant date except for the options granted during the current year quarter to Mr. Flanders that vest ratably over a four-year period. During the nine-month period ended September 30, 2008, we granted 171,000 stock options. These stock options vest ratably over a three-year period from the grant date and expire 10 years from the grant date. No stock options were granted during the quarter ended September 30, 2008. The weighted average expected life was 6.6 years for options granted during the current year quarter and 6.7 years for options granted during the current and prior year nine-month periods. The weighted average fair value per share was $1.68 for options granted during the current year quarter, $1.25 for options granted during the current year nine-month period and $2.45 for options granted during the prior year nine-month period.

The following table sets forth the activity and balances of our stock options for the nine-month period ended September 30, 2009:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at December 31, 2008	3,578,584	$15.22
Granted	2,205,000	2.05
Forfeited	(751,000)	24.59
Canceled	(1,025,334)	10.94
Outstanding at September 30, 2009	4,007,250	$7.31

At September 30, 2009, we had $2.7 million of unrecognized stock-based compensation expense related to nonvested stock options, which will be recognized over a weighted average period of 3.2 years.

Restricted Stock Units

During the quarter ended September 30, 2009, we awarded 150,000 RSUs to Mr. Flanders with a grant-date fair value of $2.71, which provide for the issuance of our Class B stock vesting ratably over a four-year period from the grant date. During the nine-month period ended September 30, 2009, we awarded 485,000 RSUs with a weighted average grant-date fair value of $1.71, which provide for the issuance of our Class B stock vesting ratably over a three-year period from the grant date except for the RSUs granted during the current year quarter to Mr. Flanders that vest ratably over a four-year period.

In May 2008, we awarded 270,625 RSUs, which provided for the issuance of our Class B stock if certain performance goals were met. In March 2009, the Board of Directors modified the 2008 grants by replacing the performance-based criteria for the vesting of the grants with a service-based vesting schedule. Pursuant to the requirements of ASC Topic 718, Compensation–Stock Compensation, the fair value of the grants was remeasured at the modification date to a fair value of $1.25 per share. Accordingly, we recorded a cumulative adjustment credit of $0.1 million related to this modification. The modification did not affect the number of shares expected to vest and no incremental compensation cost was associated with the modification.

During the nine-month period ended September 30, 2009, we determined that the minimum performance thresholds associated with RSUs granted in 2006 and 2007 were not achieved. Accordingly, these grants were forfeited.

The following table sets forth the activity and balances of our RSUs for the nine-month period ended September 30, 2009:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2008	632,750	$8.02
Granted	485,000	1.71
Forfeited	(385,875)	11.74
Canceled	(115,375)	1.36
Outstanding at September 30, 2009	616,500	$1.61

At September 30, 2009, we had $0.7 million of unrecognized stock-based compensation expense related to nonvested RSUs, which will be recognized over a weighted average period of 3.0 years.

(M)      Segment Information

The following table sets forth financial information by reportable segment (in thousands):

	Quarters Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2009	2008	2009	2008
Net revenues
Entertainment	$24,433	$27,343	$74,442	$89,590
Print/Digital	22,844	32,638	77,286	100,167
Licensing	8,728	10,361	28,101	32,499
Total	$56,005	$70,342	$179,829	$222,256
Income (loss) before income taxes
Entertainment	$2,339	$1,710	$7,312	$3,843
Print/Digital	358	(218)	(966)	(2,964)
Licensing	5,553	6,635	15,920	19,359
Corporate	(5,549)	(4,587)	(17,300)	(16,892)
Restructuring expense	(469)	(2,203)	(12,744)	(2,761)
Impairment charges	-	45	(5,518)	(58)
Recoveries from (provisions for) reserves	-	(4,121)	39	(4,121)
Investment income	10	201	742	857
Interest expense	(2,194)	(2,118)	(6,516)	(6,358)
Amortization of deferred financing fees	(164)	(155)	(553)	(466)
Other, net	227	(90)	(329)	(432)
Total	$111	$(4,901)	$(19,913)	$(9,993)

		Sept. 30,		Dec. 31,
			2009	2008
Identifiable assets
Entertainment			$105,177	$115,230
Print/Digital			22,122	36,874
Licensing			7,482	7,601
Corporate			89,878	93,883
Total			$224,659	$253,588

In concert with the integration of our publishing and online businesses in the first quarter of 2009, we moved the reporting of our online/mobile business from the Entertainment Group into the Print/Digital Group, which we formerly called the Publishing Group. These businesses were combined in order to better focus on creating brand-consistent content that extends across print and digital platforms. These reporting changes are in conformity with the requirements of ASC Topic 280, Segment Reporting, and better reflect how management views the Company’s operations. The revised segment reporting is reflected throughout this report for all periods presented. Amounts reported for prior periods have been reclassified to conform to the revised segment reporting.

(N)      Subsequent Events

We evaluated all of our activity through November 6, 2009, the issue date of these financial statements, and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the Notes to Condensed Consolidated Financial Statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

RESULTS OF OPERATIONS (1)

The following table sets forth our results of operations (in millions, except per share amounts):

	Quarters Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2009	2008	2009	2008
Net revenues
Entertainment
Domestic TV	$12.5	$14.6	$38.5	$45.9
International TV	10.7	11.8	32.4	39.9
Other	1.2	0.9	3.5	3.8
Total Entertainment	24.4	27.3	74.4	89.6
Print/Digital
Domestic magazine	9.4	16.9	39.3	49.8
International magazine	1.5	2.0	4.8	6.0
Special editions and other	2.4	2.9	5.4	6.7
Digital	9.6	10.9	27.8	37.7
Total Print/Digital	22.9	32.7	77.3	100.2
Licensing
Consumer products	7.2	9.4	21.9	26.6
Location-based entertainment	1.2	0.7	3.5	2.9
Marketing events	0.2	0.2	2.3	2.7
Other	0.1	0.1	0.4	0.3
Total Licensing	8.7	10.4	28.1	32.5
Total net revenues	$56.0	$70.4	$179.8	$222.3

Net loss
Entertainment
Before programming amortization	$9.5	$9.7	$29.7	$28.2
Programming amortization	(7.2)	(8.0)	(22.4)	(24.3)
Total Entertainment	2.3	1.7	7.3	3.9
Print/Digital	0.4	(0.2)	(0.9)	(3.0)
Licensing	5.5	6.7	15.9	19.4
Corporate	(5.5)	(4.6)	(17.3)	(16.9)
Segment income	2.7	3.6	5.0	3.4
Restructuring expense	(0.5)	(2.2)	(12.8)	(2.8)
Impairment charges	-	-	(5.5)	(0.1)
Provisions for reserves	-	(4.1)	-	(4.1)
Operating income (loss)	2.2	(2.7)	(13.3)	(3.6)
Nonoperating income (expense)
Investment income	-	0.2	0.7	0.9
Interest expense	(2.2)	(2.1)	(6.5)	(6.4)
Amortization of deferred financing fees	(0.1)	(0.1)	(0.5)	(0.5)
Other, net	0.2	(0.1)	(0.3)	(0.4)
Total nonoperating expense	(2.1)	(2.1)	(6.6)	(6.4)
Income (loss) before income taxes	0.1	(4.8)	(19.9)	(10.0)
Income tax expense	(1.2)	(1.4)	(3.6)	(3.6)
Net loss	$(1.1)	$(6.2)	$(23.5)	$(13.6)
Basic and diluted loss per share	$(0.03)	$(0.19)	$(0.70)	$(0.41)

(1)	Certain amounts reported for the prior periods have been reclassified to conform to the current year’s presentation.

Overview

Total revenues decreased $14.4 million, or 20%, compared to the prior year quarter. The decrease was driven by our Print/Digital Group, which was largely due to publishing one fewer issue of Playboy magazine in the current year quarter. Lower revenues in our Entertainment Group primarily due to lower domestic and international TV revenues and our Licensing Group due to the effects of the global economic slowdown also contributed. For the nine-month period, revenues were down $42.5 million, or 19%, compared to the prior year nine-month period due mainly to lower revenues from our mature television and print businesses. Segment income decreased $0.9 million for the current year quarter as improved results from our Entertainment and Print/Digital Groups were more than offset by lower results from our Licensing Group and higher Corporate expense. Segment income for the current year nine-month period increased $1.6 million due to our cost-savings initiatives despite the lower revenues discussed above.

Current year quarter operating results improved $4.9 million compared to the prior year quarter. The improvement was due largely to $4.1 million of provisions for reserves and $1.7 million higher restructuring charges in the prior year quarter. The nine-month period operating loss increased $9.7 million reflecting $10.0 million higher restructuring charges and a $5.5 million impairment charge on goodwill in the current year period, partially offset by $4.1 million of provisions for reserves in the prior year period. Net loss for the current year quarter decreased $5.1 million compared to the prior year quarter while net loss increased $9.9 million compared to the prior year nine-month period primarily due to the operating results previously discussed.

In concert with the integration of our publishing and online businesses in the first quarter of 2009, we moved the reporting of our online/mobile business from the Entertainment Group into the Print/Digital Group, which we formerly called the Publishing Group. These businesses were combined in order to better focus on creating brand-consistent content that extends across print and digital platforms. Amounts reported for prior periods have been reclassified to conform to the revised segment reporting.

Current Economic Conditions

We continue to experience many of the same challenges our partners and competitors in the media industry are facing, namely increased competition for consumers’ attention in the face of shrinking overall spending in the television and print businesses, the migration of advertisers to other platforms, higher manufacturing costs and the uncertainty created by the current state of the global economy. Our licensing business is negatively impacted by trends in the retail environment that result from lower consumer spending, in spite of the strength of our brand and products. Additionally, our location-based entertainment business is dependent largely on our partners’ ability to attract consumers as well as obtain financing for projects. We have made significant changes to many of our processes and business activities in order to address the current economic climate and industry challenges. To that end, we have implemented plans to reduce overhead costs, including both employees and facilities, as well as integrated our print and digital businesses into one group and focused our business development efforts on Playboy-branded licensing. These cost-savings initiatives also resulted in our exiting or outsourcing revenue-generating but unprofitable businesses, including our Los Angeles production facility, our e-commerce and catalog business and our DVD business. We will continue to make changes to the way we operate our businesses, particularly in our mature print and television operations, in order to enhance our profitability.

Entertainment Group

Domestic TV revenues decreased $2.1 million, or 14%, compared to the prior year quarter reflecting continued consumer migration to the video-on-demand, or VOD, platform as cable and satellite providers eliminate linear channels in order to increase bandwidth. We have less shelf space on VOD than we did when linear networks were the only way consumers could buy our TV products. VOD has lowered barriers to entry for our competitors, resulting in fewer opportunities for consumers to purchase our products. Our results also reflect consumer migration to Internet-based adult options. These factors have led to falling transactional pay-per-view and relatively flat VOD revenues, trends we expect will continue into the future.

International TV revenues decreased $1.1 million, or 10%, compared to the prior year quarter and $7.5 million, or 19%, compared to the prior year nine-month period. While we recorded higher revenues due to expansion into new territories in the current-year quarter, the above decreases resulted from lower sales in Europe due to less favorable contracts replacing several contracts lost in the current year periods and unfavorable foreign currency exchange rate fluctuations in the current year nine-month period. The economic recession and increased competition, particularly in the U.K., have made our International TV business more challenging primarily because we derive the majority of our revenues from the U.K. television market. We expect these challenges to continue into the future.

Revenues from other businesses increased $0.3 million, or 29%, compared to the prior year quarter primarily reflecting higher license fees from new and recurring television series produced by our production company, Alta Loma Entertainment. For the nine-month period, revenues decreased $0.3 million, or 8%, compared to the prior year period. Both periods reflect lower revenues due to our exiting the DVD business in the third quarter of 2008 to focus on digital video distribution.

The group’s segment income improved $0.6 million compared to the prior year quarter and $3.4 million compared to the prior year nine-month period. A combination of exiting unprofitable businesses, cost-savings initiatives, favorable foreign currency exchange rate fluctuations and lower programming amortization expense contributed to the profitability improvement.

Print/Digital Group

Domestic magazine revenues decreased $7.5 million, or 44%, compared to the prior year quarter and $10.5 million, or 21%, compared to the prior year nine-month period. Playboy magazine published its first double issue and recorded revenues reflecting the combined July and August issues in the second quarter of 2009. In the prior year, August was a separate issue with revenues reflected in the third quarter. Our domestic magazine revenue decline in the current year quarter was due in large part to the one fewer issue; however, industry dynamics including decreasing newsstand sales, fewer subscribers and lower overall spending by advertisers, exacerbated by an uncertain economy, also contributed to the negative revenue trends in both the quarter and nine-month period.

Subscription revenues decreased $4.3 million, or 43%, compared to the prior year quarter and $3.2 million, or 10%, compared to the prior year nine-month period. Current year quarter subscription revenues compared to the prior year quarter were negatively impacted by one fewer issue of Playboy magazine. The decreases in both the current year quarter and nine-month period were also affected by 17% and 10% fewer average paid copies served, respectively. Industry sources believe most magazine subscriptions are down due to competition for readers, including from the Internet, as well as lower consumer spending due to the weak economy.

Newsstand revenues decreased $0.7 million, or 47%, compared to the prior year quarter and $1.6 million, or 32%, compared to the prior year nine-month period based on 43% and 32% fewer copies sold compared to the respective prior year periods. The current year quarter and nine-month period reflect continued overall weakness in the newsstand business due to the clutter created by a large number of titles, fewer newsstand outlets and competition from free content on the Internet. In addition, newsstand revenues were negatively impacted by publishing one fewer issue compared to the prior year quarter and nine-month period.

Advertising revenues decreased $2.5 million, or 46%, compared to the prior year quarter and $5.7 million, or 38%, compared to the prior year nine-month period primarily due to 34% fewer advertising pages compared to both prior year periods. Advertising sales for the 2009 fourth quarter magazine issues are closed, and we expect to report approximately 43% lower advertising revenues and 38% fewer advertising pages compared to the 2008 fourth quarter. The negative advertising sales comparison for the current year quarter and nine-month period is due in part to the impact of the double issue. On a combined basis, Playboy print and digital advertising revenues decreased $2.4 million, or 36%, compared to the prior year quarter and $6.1 million, or 34%, compared to the prior year nine-month period.

We will combine our January and February 2010 issues and record revenues reflecting both the January and February issues in the fourth quarter of 2009, and therefore we will publish only two issues in the first quarter of 2010. This will result in lower circulation and advertising revenues in the first quarter of 2010 but also lower manufacturing and shipping costs. We are also adjusting Playboy magazine's rate base (the total newsstand and subscription circulation guaranteed to advertisers) to 1.5 million from 2.6 million, effective with the January/February 2010 issue.

International magazine revenues decreased $0.5 million, or 21%, compared to the prior year quarter and $1.2 million, or 19%, compared to the prior year nine-month period due largely to lower royalties from our European editions. Special editions and other revenues decreased $0.5 million, or 18%, compared to the prior year quarter and $1.3 million, or 20%, compared to the prior year nine-month period due mainly to 21% and 20% fewer newsstand copies sold compared to the respective prior year periods. The same industry dynamics that are impacting Playboy magazine in the domestic market are also impacting our other print businesses.

Digital revenues were $1.3 million, or 13%, lower than the prior year quarter and $9.9 million, or 26%, lower than the prior year nine-month period. The decrease in revenues for the nine-month period is in part a result of outsourcing our Playboy e-commerce and catalog business during the prior year nine-month period. Also, paysites revenues in both the current year quarter and nine-month period were lower due to increasing amounts of free content available on the Internet. We improved the customer and advertiser experience and our competitive position by completing a major infrastructure overhaul, redesign and relaunch of the free portions of our website. With the redesign completed, we are now turning our focus to our paysites and increasing profitability by building traffic and conversions.

Segment results improved $0.6 million compared to the prior year quarter and $2.1 million compared to the prior year nine-month period. Significant reductions in manufacturing and subscription costs, attributable to the one fewer issue and other cost-savings initiatives implemented in previous quarters, more than offset the lower revenues in the current year quarter and nine-month period. In addition, outsourcing our e-commerce business contributed to the improved segment results in the current year nine-month period.

Licensing Group

Licensing Group revenues decreased $1.7 million, or 16%, compared to the prior year quarter and $4.4 million, or 14%, compared to the prior year nine-month period. Despite the strength of our brand and our products and our expansion into new product lines and territories, the continued overall weakness of the global economy translated into lower retail sales for our licensees and in turn lower royalties to us. This is largely reflected in lower international consumer products royalties, primarily from Western Europe. We expect our international consumer products royalties to increase as overall economic conditions improve.

The group’s segment income decreased $1.2 million compared to the prior year quarter and $3.5 million compared to the prior year nine-month period primarily due to the decreases in revenues discussed above.

Corporate

Corporate expense increased $0.9 million for the current year quarter and $0.4 million for the current year nine-month period. The effects of our cost-savings initiatives on the current year periods were more than offset by favorable adjustments related to our now-terminated deferred compensation plan in the prior year periods.

Restructuring Expense

In the second quarter of 2009, we recorded a charge of $9.3 million related to our plan to vacate our leased New York office space. The charge primarily reflects the discounted value of our remaining lease obligation net of estimated sublease income. We expect to record additional annual restructuring charges of $1.0 million on average, of which $0.4 million was recorded during the current year quarter, with $9.1 million in total over the remaining approximate 10-year term of the lease. These charges represent depreciation of leasehold improvements and furniture and equipment as well as accretion of the difference between the nominal and discounted remaining lease obligation net of estimated sublease income.

In the first quarter of 2009, we implemented a restructuring plan to integrate our print and digital businesses in our Chicago office as well as to streamline operations across the Company, including the elimination of positions. As a result of this plan, we recorded a charge of $2.6 million related to the workforce reduction of 107 employees, whose positions were eliminated by the end of the second quarter of 2009. Severance payments under this plan began in the first quarter of 2009 and will be substantially completed by the end of the year with some payments continuing into 2010. We recorded an unfavorable adjustment of $0.1 million during the current year quarter and nine-month period as a result of changes in assumptions for this plan.

In the fourth quarter of 2008, we implemented a restructuring plan to lower overhead costs, primarily related to senior Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to 21 employees, most of whose positions were eliminated in the first quarter of 2009. Payments under this plan began in the fourth quarter of 2008 and will be largely completed by the end of 2009 with some payments continuing into 2011. We recorded an unfavorable adjustment of $0.8 million during the current year nine-month period as a result of changes in assumptions for this plan.

In the third quarter of 2008, we implemented a restructuring plan to reduce overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose positions were eliminated in the fourth quarter of 2008. Payments under this plan began in the fourth quarter of 2008 and will be substantially completed by the end of 2009 with some payments continuing into 2010. We recorded a favorable adjustment of $0.4 million during the current year nine-month period as a result of changes in assumptions for this plan.

Impairment Charge

In accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 350, Intangibles–Goodwill and Other, or ASC Topic 350, we conduct annual impairment testing of goodwill and other indefinite-lived intangible assets as of October 1st of each year, or in between annual tests if events occur or circumstances change that would indicate impairment of our goodwill and/or other indefinite-lived intangible assets. In concert with the integration of our publishing and online businesses in the first quarter of 2009, we moved the reporting of our online/mobile business from the Entertainment Group into the Print/Digital Group, which we formerly called the Publishing Group. These businesses were combined in order to better focus on creating brand-consistent content that extends across print and digital platforms. Due to this realignment of our operating segments, which are also our reporting units as defined in ASC Topic 350, we conducted interim impairment testing of goodwill in accordance with ASC Topic 350. Interim testing of goodwill was also necessitated by lower expected financial results in the new Print/Digital Group than that of the former Entertainment Group, which contained the digital business’ assets prior to the realignment of our operating segments. We estimated the implied fair value of the goodwill using a combined weighted forecasted-discounted cash flow method and a market multiple approach based in part on our financial results during the current year and our expectation of future performance, which are Level 3 inputs within the fair value hierarchy under ASC Topic 820, Fair Value Measurements and Disclosure, as described in Note (H), Fair Value Measurement, to the Notes to Condensed Consolidated Financial Statements. As a result of this testing, the implied fair value of goodwill of the new Print/Digital operating segment was lower than its carrying value, and we recorded an impairment charge on the entire balance of the Print/Digital Group’s goodwill of $5.5 million in the first quarter of 2009.

Further downward pressure on our operating results and/or further deterioration of economic conditions could result in additional future impairments of our long-lived assets including remaining goodwill, which is reflected entirely in the Entertainment Group.

Income Tax Expense

Income tax expense of $1.2 million for the current year quarter and $3.6 million for the current year nine-month period was flat compared to the respective prior year periods.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, our cash and cash equivalents totaled $26.8 million compared to $25.2 million at December 31, 2008. At September 30, 2009 and December 31, 2008, our outstanding debt consisted solely of our $115.0 million principal amount 3.00% convertible senior subordinated notes due 2025, or convertible notes. At the beginning of 2009, we adopted FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, which is incorporated in ASC Topic 470, Debt. Our financing obligations had a carrying value of $103.0 million at September 30, 2009 and

$99.8 million at December 31, 2008. The difference between the principal amount of $115.0 million and the financing obligation carrying value reflects the discount associated with applying the estimated 7.75% nonconvertible borrowing rate at the time of issuance of our convertible notes. The total discount will be amortized to interest expense under the effective interest rate method over a seven-year term, representing the period beginning on the issuance date of the convertible notes of March 15, 2005 and ending on the first put date of March 15, 2012. See “Recently Issued Accounting Standards” below.

At September 30, 2009, cash generated from our operating activities and existing cash and cash equivalents were fulfilling our liquidity requirements. We also have a $30.0 million credit facility, which can be used for revolving borrowings, issuing letters of credit or a combination of both. As of September 30, 2009, there were no borrowings and $0.8 million in letters of credit outstanding under this facility, resulting in $29.2 million of available borrowings. Our credit facility expires in January 2011.

Our future net cash flows from operating activities are dependent on many factors, including industry specific trends and overall economic conditions. As described above, market driven trends are negatively impacting our revenues, primarily within our more mature television and print businesses. We expect that these trends will continue for the foreseeable future. In response to these market driven trends, we have taken a number of significant actions designed to reduce our overall cost structure and preserve cash flow, some of which are described in “Restructuring Expense” above. As a result, we generated positive cash flows from operating activities in the current year nine-month period. Despite the market trends described above, we believe cash generated from operations, our existing cash and cash equivalents and funds available under our credit facility will provide sufficient liquidity to fund our operations and meet our expected capital expenditure requirements and other contractual obligations as they become due through 2010. A prolonged continuation of the economic and industry trends described above could adversely affect our future net cash flows from operating activities, which could require us to seek other sources of funds.

Holders of our convertible notes may require us to purchase all or a portion of the convertible notes at a purchase price in cash equal to 100% of the principal amount of the convertible notes beginning on the first put date of March 15, 2012. We believe that this put option will likely be exercised by holders of our convertible notes because the trading price of the convertible notes is significantly below the put option purchase price. As a result, we expect to be required to refinance this obligation prior to the put date. We cannot be certain whether such refinancing will take the form of debt, equity or a combination thereof. Issuance of debt would likely increase our interest expense, and the issuance of equity could be dilutive to our existing stockholders.

Derivative Instruments

We hedge the variability of forecasted cash receipts related to royalty payments denominated in yen and euro with derivative instruments. These royalties are hedged with forward contracts for periods not exceeding 12 months. The fair value and carrying value of our forward contracts are not material. For the nine-month period ended September 30, 2009, hedges deemed to be ineffective due to our inability to exactly match the settlement date of the forward contracts to the receipt of these royalty payments resulted in immaterial losses.

Cash Flows from Operating Activities

Net cash provided by operating activities for the current year nine-month period was flat at $0.9 million compared to the prior year period. The operating results discussed earlier combined with the distribution of deferred compensation plan account balances were offset by changes in other liabilities and accrued expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities for the current year nine-month period was $3.6 million compared to $7.1 million in the prior year period. The current year period reflected net proceeds from sales of investments of $6.7 million primarily related to the termination of our deferred compensation plan, partially offset by additions of $3.1 million to property and equipment. The net cash provided during the prior year nine-month period reflected net proceeds from sales of investments of $9.9 million, primarily reflecting the sale of auction rate securities and the liquidation of a portion of our investment in an enhanced cash portfolio, together with net proceeds of $5.1 million related to the sale of our Los Angeles production facility assets, partially offset by additions of $7.8 million to property and equipment.

Cash Flows from Financing Activities

Net cash used for financing activities for the current year nine-month period was $3.2 million compared to $2.4 million in the prior year period, primarily reflecting deferred acquisition liability payments of $3.1 million during the current year period compared to $2.5 million in the prior year period. The current year nine-month period also included $0.2 million of financing fees related to amending our credit facility.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The $0.3 million positive effect of foreign currency exchange rates on cash and cash equivalents during the nine-month period ended September 30, 2009 was due to the weakening of the U.S. dollar against the pound sterling and euro; the $0.7 million negative effect of foreign currency exchange rates on cash and cash equivalents during the nine-month period ended September 30, 2008 was due to the strengthening of the U.S. dollar against the pound sterling and euro.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, or Statement 168. Statement 168, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles, establishes only two levels of U.S. generally accepted accounting principles, or GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification™, or the Codification, is now the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission, or SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. We adopted Statement 168 beginning with the current year quarter. As the Codification does not change or alter existing GAAP, the adoption of Statement 168 did not impact our results of operations or financial condition.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or Statement 167. Statement 167, which is incorporated in ASC Topic 810, Consolidation, changes the approach to determining the primary beneficiary of a variable interest entity, or VIE, and requires companies to more frequently assess whether they must consolidate VIEs. We are required to adopt Statement 167 at the beginning of 2010. We are currently evaluating the impact, if any, of adopting Statement 167 on our future results of operations and financial condition.

In April 2009, the FASB issued Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS 141(R)-1. FSP FAS 141(R)-1, which is incorporated in ASC Topic 805, Business Combinations, amends and clarifies existing guidance to address application issues raised on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. In the second quarter of 2009, we adopted the provisions of FSP FAS 141(R)-1 effective January 1, 2009. The adoption of FSP FAS 141(R)-1 did not have an impact on our results of operations or financial condition.

In May 2008, the FASB issued FSP APB 14-1, which is incorporated in ASC Topic 470, Debt. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted FSP APB 14-1 at the beginning of 2009 and applied FSP APB 14-1 retrospectively to all applicable prior periods. In applying FSP APB 14-1, we reclassified $29.1 million of the carrying value of our convertible notes and $1.2 million of the issuance costs related to the convertible notes to equity retroactive to the March 2005 issuance date. These amounts represent the equity component of the proceeds from the convertible notes calculated assuming a 7.75% nonconvertible borrowing rate. The discount is being accreted to “Interest expense” and the debt issuance costs are being amortized to “Amortization of deferred financing fees” over a seven-year term, which represents the period beginning on the March 15, 2005 issuance date of the convertible notes and ending on the first put date of March 15, 2012. Accordingly, in 2008, 2007, 2006 and 2005, we recorded $4.0 million, $3.8 million, $3.5 million and $2.6 million of additional noncash interest expense and $0.3 million, $0.2 million, $0.3 million and $0.2 million of additional amortization of deferred financing fees, or $0.13, $0.12, $0.11 and $0.08 per basic and diluted share on a combined basis, respectively. We will recognize additional noncash interest expense of $4.4 million and additional amortization of deferred financing fees of $0.3 million for the year ended December 31, 2009, of which $1.1 million of interest expense and $0.1 million of amortization of deferred financing fees, or $0.03 per basic and diluted share on a combined basis, were recognized for the current year quarter and $3.2 million of interest expense and $0.2 million of amortization of deferred financing fees, or $0.10 per basic and diluted share on a combined basis, were recognized for the current year nine-month period. On January 1, 2009, as a result of adopting FSP APB 14-1, we reduced the carrying value of the debt in “Financing obligations” by $15.2 million, decreased “Other noncurrent assets” by $2.2 million, increased “Capital in excess of par value” by $27.9 million and increased “Accumulated deficit” by $14.9 million on our Consolidated Balance Sheet.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including changes in foreign currency exchange rates. We experienced no material change in our exposure to such fluctuations during the quarter ended September 30, 2009. Information regarding market risks as of December 31, 2008 is contained in Item 7A. “Quantitative And Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

At September 30, 2009, we did not have any floating interest rate exposure. As of that date, all of our outstanding debt consisted of the convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes is influenced by changes in market interest rates, the share price of our Class B common stock and our credit quality. At September 30, 2009, the convertible notes had an implied fair value of $93.2 million.

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

PART II
OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas, against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998, due to EC’s failure to pay royalties and other amounts due to us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the United States. The basis of GSI’s cross-claim was that it was the assignee of EC’s right to distribute the Mexican Edition in the United States and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and approximately $0.3 million for lost profits, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we vigorously pursued an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We posted a bond in the amount of approximately $9.4 million, which represented the amount of the judgment, costs and estimated pre- and post-judgment interest, in connection with the appeal. On May 25, 2006, the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of the plaintiffs’ claims and remanded the remaining claims for a new trial. On July 14, 2006, the plaintiffs filed a motion for rehearing and en banc reconsideration, which we opposed. On October 12, 2006, the State Appellate Court denied plaintiffs’ motion. On December 27, 2006, we filed a petition for review with the Texas Supreme Court. On January 25, 2008, the Texas Supreme Court denied our petition for review. On February 8, 2008, we filed a petition for rehearing with the Texas Supreme Court. On May 16, 2008, the Texas Supreme Court denied our motion for rehearing. The posted bond has been canceled and the remaining claims will be retried. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be obtained. In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 450, Contingencies, or ASC Topic 450, no liability has been accrued.

On April 12, 2004, J. Roger Faherty, or Faherty, filed suit in the United States District Court for the Southern District of New York against Spice Entertainment Companies, or Spice, Playboy Enterprises, Inc., or Playboy, Playboy Enterprises International, Inc., or PEII, D. Keith Howington, Anne Howington and Logix Development Corporation, or Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice with respect to defense costs and liabilities incurred by Faherty in the litigation described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, or the Logix litigation. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22.5 million in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. Faherty filed post-trial motions for a judgment notwithstanding the verdict and a new trial, but these motions were both denied on or about September 21, 2004. On October 20, 2004, Faherty filed a notice of appeal from the verdict. As a result of rulings by the California Court of Appeal and the California Supreme Court as recently as February 13, 2008, Logix’s recovery against Faherty has been reduced significantly, although certain portions of the case have been set for a retrial. In light of these rulings, however, when coupled with any offset as a result of the settlement of the Logix litigation, any ultimate net recovery by Logix against Faherty will be severely reduced and might be entirely eliminated. In consideration of this appeal, Faherty and Playboy have agreed to continue a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York through the end of November 2009. In late June 2008, plaintiffs in the Logix litigation filed a motion in the trial court seeking to amend a $40.0 million judgment previously entered on consent against defendant Emerald Media Inc. seeking to add Faherty as a judgment debtor. In the event Faherty’s indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with ASC Topic 450, no liability has been accrued.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors that may affect our performance set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by Part II, Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.1	Second Amendment, effective April 20, 2009, to the Content License, Marketing and Sales Agreement, dated January 15, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC

10.2	Third Amendment, effective May 26, 2009, to the Content License, Marketing and Sales Agreement, dated January 15, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC

10.3*	Fourth Amendment, effective August 26, 2009, to the Content License, Marketing and Sales Agreement, dated January 15, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC

10.4*	Satellite Capacity Lease, effective October 11, 2009, by and among Playboy Entertainment Group, Inc. and Transponder Encryption Services Corporation

10.5
Amended and Restated Affiliation and License Agreement for DTH Satellite Exhibition of Programming, effective August 1, 2009, between DirecTV, Inc. and Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc.

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

PLAYBOY ENTERPRISES, INC.
(Registrant)

Date: November 6, 2009	By	/s/ Linda Havard
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Second Amendment, effective April 20, 2009, to the Content License, Marketing and Sales Agreement, dated January 15, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC

10.2	Third Amendment, effective May 26, 2009, to the Content License, Marketing and Sales Agreement, dated January 15, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC

10.3*	Fourth Amendment, effective August 26, 2009, to the Content License, Marketing and Sales Agreement, dated January 15, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC

10.4*	Satellite Capacity Lease, effective October 11, 2009, by and among Playboy Entertainment Group, Inc. and Transponder Encryption Services Corporation

10.5
Amended and Restated Affiliation and License Agreement for DTH Satellite Exhibition of Programming, effective August 1, 2009, between DirecTV, Inc. and Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc.

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