Form 10-K
period 2009-12-31
PLAYBOY ENTERPRISES INC
filed 2010-03-12
CIK 1072341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Class A Common Stock held by nonaffiliates on June 30, 2009 (based upon the closing sale price on the New York Stock Exchange) was $5,142,869. The aggregate market value of Class B Common Stock held by nonaffiliates on June 30, 2009 (based upon the closing sale price on the New York Stock Exchange) was $51,694,140.

At February 26, 2010, there were 4,864,102 shares of Class A Common Stock and 28,645,185 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III. Items 10-14 of this report is incorporated herein by reference to the Notice of Annual Meeting of Stockholders and Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2010.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” including statements in Part I. Item 1. “Business,” Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places, as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning the foregoing. We use words such as “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “anticipates,” “intends,” “continues” and other similar terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause our actual results, performance or outcomes to differ materially from those expressed or implied in the forward-looking statements. We want to caution you not to place undue reliance on any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
(b)	attempts to limit or otherwise regulate the sale or distribution of certain consumer products sold by our licensees, including nutraceuticals and energy drinks; or
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
(25)
The risk that we will be unable to refinance our 3.00% convertible senior subordinated notes due 2025, or convertible notes, or the risk that we will need to refinance our convertible notes, prior to the first put date of March 15, 2012, at significantly higher interest rates;

(26)
The risk that we are unable to either extend the maturity date of our existing credit facility beyond the current expiration date of January 31, 2011 or establish a new facility with a later maturity date and acceptable terms; and

(27)
Further downward pressure on our operating results and/or further deterioration of economic conditions could result in further impairments of our long-lived assets, including our other intangible assets.

For a detailed discussion of these and other factors that might affect our performance, see Part I. Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

PLAYBOY ENTERPRISES, INC.
2009 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Playboy Enterprises, Inc., together with its subsidiaries and predecessors, is referred to in this Annual Report on Form 10-K by terms such as “we,” “us,” “our,” “Playboy” and the “Company,” unless the context requires otherwise. We were organized in 1953 to publish Playboy magazine and are now a global media and lifestyle company marketing the Playboy brand through a wide range of multimedia properties and licensing initiatives. The Playboy brand is one of the most widely recognized and popular brands in the world. The strength of our brand drives the financial performance of our media and licensing businesses. Our programming and content are available worldwide on television networks, websites, mobile platforms and radio. Playboy magazine has a reputation founded on its high-quality photography and editorial excellence. Our licensing business leverages the Playboy name, the Rabbit Head Design and our other trademarks globally on a wide range of consumer products, Playboy-branded retail stores and entertainment venues.

Our businesses are organized into the following three reportable segments: Entertainment, Print/Digital and Licensing. In concert with the integration of our print and digital businesses in the first quarter of 2009, we moved the reporting of our digital business from the Entertainment Group into the Print/Digital Group, which we formerly called the Publishing Group. These businesses were combined in order to better focus on creating brand-consistent content that extends across print and digital platforms. Amounts reported for prior periods have been reclassified to conform to the revised segment reporting. Net revenues, income and loss before income taxes, depreciation and amortization and identifiable assets of each reportable segment are set forth in Note (S), Segment Information, to the Notes to Consolidated Financial Statements.

Our trademarks, copyrights and domain names are critical to the success and potential growth of all of our businesses. Our trademarks, which are renewable periodically and which can be renewed indefinitely, include Playboy, the Rabbit Head Design, Playmate and Spice.

Entertainment Group

Our Entertainment Group operations include the production, marketing and sales of programming under the Playboy, Spice and other brand names, which are distributed through various channels, including domestic and international TV and satellite radio.

Programming

Our Entertainment Group develops, produces, acquires and distributes a wide range of high-quality lifestyle and adult television programming for our domestic and international TV networks, pay-per-view, or PPV, subscription pay-per-month, or PPM, video-on-demand, or VOD, subscription video-on-demand, or SVOD, subscription package, or Tier, and has also historically produced and distributed content for worldwide DVD products. In 2008, we made the strategic decision to exit the DVD business due to the rapid decline in that format and focus our distribution strategies on digital. Our proprietary productions include magazine-format shows, reality-based and dramatic series, documentaries, live events and celebrity and Playmate programs. Our programming is featured in a variety of formats, enabling us to leverage our programming costs over multiple distribution platforms. We have produced a number of shows that air on the domestic and international Playboy TV networks and are distributed internationally in countries where we do not have networks. Our original series programming includes Foursome, King of Clubs, Naughty Amateur Home Videos, Search for the Perfect Girlfriend, Shoot Out and 69 Sexy Things to Do Before You Die. Additionally, we develop, co-produce and/or license shows and series to air on third-party networks, including The Girls Next Door and Kendra on E! Entertainment Television, and mainstream motion pictures, including The House Bunny and Miss March.

We invest in the creation and acquisition of high-quality, adult-oriented programming to support our worldwide entertainment businesses. We invested $24.8 million, $30.2 million and $34.4 million in entertainment programming in 2009, 2008 and 2007, respectively, with the largest portion of the investment focused on Playboy TV. At December 31, 2009, our domestic library of primarily exclusive, Playboy-branded original programming for broadcasting on Playboy TV worldwide totaled approximately 3,500 hours. In addition to investing in original productions, we also acquire high-quality adult movies in various editing standards. A majority of the programming that airs on our Spice Digital Networks is licensed, on an exclusive basis, from third parties. We will continue to both produce and acquire original programming with a heavier emphasis on producing content for delivery on multiple electronic delivery platforms, including both long- and short-form programming.

Our programming is delivered to direct-to-home, or DTH, and cable system operators and telephone companies, or Telcos, through satellite transponders and outside content processors. We have two international transponder service agreements, the terms of which extend through 2014. In 2008, we entered into a services agreement with Broadcast Facilities, Inc., or BFI, under which BFI provides us with certain satellite transmission and other related services (including compression, uplink and playback) for our domestic cable channels. The agreement continues for an initial term of five years, after which we may renew the agreement for an additional three years.

Domestic TV

We operate domestic TV networks, which consist of Playboy TV, Playboy TV en Español and the Spice Digital Networks.

Our flagship service is Playboy TV, with a programming mix that includes a variety of originally produced and exclusively licensed content.

Playboy TV en Español is a Spanish language network. It consists primarily of locally produced, proprietary Spanish-language and other original Spanish-language content, but also shares some content with our domestic Playboy TV network.

Spice Digital Networks feature adult movies under exclusive licenses from leading adult studios and other sources. These adult movie networks offer a distinct thematic focus and are available in a variety of editing standards.

Our domestic TV content is distributed primarily through cable, e.g., Comcast and Time Warner Cable; DTH, e.g., DirecTV and EchoStar; and Telcos, e.g., AT&T and Verizon, which distribute television via phone and/or fiber-optic lines. Each of the distributors controls the marketing and pricing to consumers.

The following table sets forth domestic and Canadian networks and distribution options:

Network	Domestic DTH	Domestic Cable	Domestic Telcos	Canadian DTH/Cable
Playboy TV	PPV/PPM	PPV/PPM/VOD/ SVOD	PPM/SVOD	PPM
Playboy TV en Español	Tier	PPV/PPM/Tier	PPM	PPM
Spice Digital Networks	PPV	PPV/VOD	VOD	VOD

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

Playboy TV is the only adult television network available on all major DTH services in both the U.S. and Canada.

As VOD supplants traditional linear networks, we are seeking to establish a differentiable position in this technology by leveraging the power of our brands, our large library of original programming and our relationships with leading adult studios, while at the same time recognizing that we are operating in a far more fragmented and competitive marketplace with lower costs of entry.

Our revenues generally reflect our contractual percentage of the retail price paid by consumers directly to the system operators. Channel space for our networks and VOD product is determined at each distributor’s corporate level as part of our distributor negotiations; however, in some cases, we negotiate terms at the corporate level with distribution at the system level. Our agreements with cable and DTH operators are renewed or renegotiated from time to time in the ordinary course of business. In some cases, following the expiration of an agreement, the respective operator and we agree to continue to operate under the terms of the expired agreement until a new agreement is negotiated. In any event, our agreements with distributors generally may be terminated on short notice without penalty.

International TV

We currently own and operate or license Playboy-, Spice- and locally-branded TV networks in the U.K., which are further distributed through DTH and cable throughout greater Europe. Additionally, we have branded, country-specific TV networks in Australia, France, Germany, Hong Kong, Israel, New Zealand, South Korea and Turkey. Also, through joint ventures, we have minority equity interests in TV networks in Latin America, Iberia and Japan. These international networks, which are generally available on both a PPV and PPM basis, principally carry U.S.-originated content, which is subtitled or dubbed and complemented by local content. We also license individual programs from our extensive library to broadcasters internationally.

We own a 19.0% interest in Playboy TV–Latin America, LLC, or PTVLA, a joint venture with Claxson Interactive Group, Inc., or Claxson, which operates Playboy TV networks as well as a local adult service called Venus, in Latin America and Iberia. PTVLA also operates Lifestyle TV, a male targeted, ad-supported basic cable channel with a mix of locally produced and acquired content with no nudity. In these markets, PTVLA has the exclusive right to use content from the Playboy library. PTVLA also has an agreement with Turner Broadcasting System Latin America, Inc., or Turner, to exclusively distribute all PTVLA owned and operated services and to sell advertising on Lifestyle TV. Turner bundles PTVLA channels with their existing services, including Cartoon Network, CNN and TNT. PTVLA pays Turner a distribution fee. In addition, PTVLA has a joint venture with Globomedia S.A., or GLOBO, to own and operate adult TV services in Brazil. PTVLA owns a 40% interest in the joint venture and GLOBO owns 60%. In addition, PTVLA has contributed non-branded adult content for use in DVD distribution and digital markets in Brazil.

While Claxson has management control, we have significant management influence on our joint venture. We provided both programming and the use of our trademarks directly to PTVLA in return for a percentage of the venture’s net revenues against a minimum guarantee. Commencing in 2010 we provide programming on a fee per program or hour basis and the use of our trademarks directly to PTVLA in return for a percentage of the venture’s net revenues from the exploitation of the Playboy branded channels. The term of the program supply and trademark agreement for PTVLA expires in 2022, unless terminated earlier in accordance with the terms of the agreement. PTVLA provides the feed for Playboy TV en Español and we pay PTVLA a distribution fee for that feed based on the network’s net revenues in the U.S. We have an option to purchase up to an additional 30.9%, or buy-up option, of PTVLA at fair market value through 2022. In addition, we have the option to purchase the remaining 50.1% of PTVLA at fair market value, exercisable during a period beginning in 2012 and ending in 2022, so long as we have previously or concurrently exercised the buy-up option. We have the option to pay the purchase price for the buy-up option in cash, shares of our Class B common stock, or Class B stock, or a combination of both. However, if we exercise both options concurrently, we must use cash to acquire the 81.0% of PTVLA that we do not own.

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

Alta Loma Entertainment functions as a mainstream production company. It leverages our assets, including editorial material and the Playboy brand, as well as icons such as the Playmates, the Playboy Mansion and Hugh M. Hefner, our Editor-In-Chief and Chief Creative Officer, or Mr. Hefner, to develop, co-produce and/or license original programming, such as the top-rated The Girls Next Door and Kendra on E! Entertainment Television, and motion pictures, such as The House Bunny and Miss March.

Competition

Competition among television programming providers is intense for both channel space and viewer spending. Our competition varies in both the type and quality of programming offered, but consists primarily of other premium pay services, such as general-interest premium channels and other adult movie pay services. We compete with other pay services as we attempt to obtain or renew carriage with DTH operators, Telcos and cable affiliates; negotiate fee arrangements; negotiate for VOD and SVOD rights; and market our programming to consumers through these operators. Over the past several years, all of the competitive factors described above have adversely impacted us, as has consolidation among cable systems, which has resulted in fewer, but larger, operators. The availability of, and price pressure from, more explicit content on the Internet and more pay television options, both mainstream and adult, also present a significant competitive challenge.

As a result of VOD’s lower cost of entry for programmers compared to linear networks and capacity constraints disappearing, operators are focusing on VOD and eliminating linear networks. The market has therefore become significantly more competitive, resulting in a decrease in our overall shelf space. We encourage distributors to increase their efforts to market the full range of Playboy PPV, VOD, SVOD and PPM options to consumers with particular emphasis on the value of PPM. Our strategy with respect to Spice continues to be to improve access to our content while being increasingly cost conscious.

We also face growing competition in international markets from both the availability and prevalence of adult content on free television, specifically in Europe, as well as competitive pay services. As in the U.S., there are often low costs of entry, which yield increasing competition, especially from companies in Asia and parts of Europe providing local content as opposed to dubbed U.S. programming.

Print/Digital Group

Our Print/Digital Group operations include the publication of Playboy magazine, special editions and other domestic print businesses, including books and calendars, and the licensing of international editions of Playboy magazine as well as the distribution of content through various subscription-based and free websites and mobile devices under our Playboy and other brands. Also included is e-commerce, a business we outsource to third parties.

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

According to the independent audit agency Audit Bureau of Circulations, or ABC, for the six months ended December 31, 2009, Playboy magazine was the 15th highest-ranking U.S. consumer publication in terms of circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers). Playboy magazine’s circulation rate base for the same period was greater than each of Maxim, GQ and Esquire. However, to better reflect changes in how and where media is consumed and in response to the economic challenges of the changing magazine landscape, we lowered Playboy magazine’s circulation rate base effective with the January/February 2010 issue to 1.5 million from 2.6 million.

Playboy magazine generates approximately three-fourths of its revenues from subscription and newsstand circulation, with the remainder primarily from advertising. Subscription copies represent approximately 90% of total copies sold. According to fall 2009 data published by the independent market research firm of Mediamark Research, Inc., the median age of male Playboy magazine readers is 35, with a median annual household income of approximately $60,000, a demographic that we believe is also attractive to advertisers. We also derive revenues from the rental of Playboy magazine’s subscriber list.

We attract new subscribers to Playboy magazine through direct mail advertising campaigns, subscription agent campaigns and the Internet, including Playboy.com. Subscription copies of the magazine are delivered through the United States Postal Service as periodical mail. We attempt to contain these costs through presorting and other methods.

Playboy magazine is also available as a digital edition. Digital copies are delivered to subscribers via the Internet. Digital copies may also be purchased on a single-issue basis.

Playboy magazine is one of the highest priced magazines in the U.S. The basic U.S. newsstand cover price is $5.99 ($6.99 for the December 2009 holiday issue and the July/August 2009 and January/February 2010 double issues). We generally increase the newsstand cover price by $1.00 when there is a feature of special appeal, and we price test from time to time.

Playboy magazine targets a wide range of advertisers. The following table sets forth advertising by category, as a percent of total advertising pages, and the total number of advertising pages:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
Category	12/31/09	12/31/08	12/31/07
Retail/Direct response	29%	26%	29%
Beer/Wine/Liquor	20	25	28
Tobacco	15	15	13
Automotive and automotive-related	10	12	6
Toiletries/Cosmetics	6	6	1
Personal hygiene/Haircare	6	2	1
Other	14	14	22
Total	100%	100%	100%
Total advertising pages	285	428	460

We continue to focus on securing new advertisers, including expanding advertising in underserved categories. We publish the U.S. edition of Playboy magazine in 15 advertising editions: one upper income zip-coded, eight regional, two state and four metropolitan editions. All contain the same editorial material but provide targeting opportunities for advertisers. We implemented 9%, 4% and 4% cost per thousand increases in advertising rates effective with the January/February 2010, January 2009 and January 2008 issues, respectively.

In November 2009, we entered into an agreement with American Media, Inc. through its wholly owned subsidiary, American Media Operations, Inc., or AMI, to outsource non-editorial functions of Playboy magazine and other domestic publications, including production, circulation, advertising sales, marketing and other support services. AMI will assist with our subscription, newsstand and printing third-party provider relationships. We began transitioning these functions in November 2009 and expect to complete the transition by the end of the first quarter of 2010. The term of the agreement will expire in 2014.

Playboy magazine subscriptions are serviced by Communications Data Services, Inc., or CDS, pursuant to an agreement that will expire in 2014. Domestic distribution of Playboy magazine and special editions to newsstands and other retail outlets is accomplished through a national distributor. Time/Warner Retail Sales and Marketing provided this service into the first quarter of 2010, when Distribution Services, Inc., or DSI, a wholly owned subsidiary of AMI, assumed responsibility. The agreement with DSI expires in 2014. Playboy magazine and special editions are printed by Quad/Graphics, Inc., or Quad. The agreement with Quad expires in 2015. Paper is the principal raw material used in the production of these publications. We use a variety of types of high-quality coated and uncoated papers that are purchased from a number of suppliers.

International Magazine

We license the right to publish international editions of the magazine. Local publishing licensees tailor their international editions by mixing the work of their national writers and artists with editorial and pictorial content from the U.S. edition. We monitor the content of the international editions so that they retain the distinctive style, look and quality of the U.S. edition while meeting the needs of their respective markets. The license agreements vary, but in general are for terms of three to five years and carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Royalty computations are based on both circulation and advertising revenues. The German and Brazilian editions accounted for approximately one-half of our total revenues from international editions in each of 2009, 2008 and 2007.

Special Editions and Other

We have created media extensions, such as special editions and calendars, which are primarily sold in newsstand outlets. We published 25 special editions in each of 2009, 2008 and 2007, and we expect to publish the same number in 2010. The U.S. newsstand cover price for special editions increased to $10.99 from $9.99 effective with the issues on newsstands in January 2009. We also license rights to third parties to publish books for which we receive royalties.

Digital

We distribute content through various subscription-based and free websites as well as through mobile devices under our Playboy and other brands. We outsource our e-commerce business to third parties.

Our free website, Playboy.com, offers original content leveraging Playboy magazine’s editorial assets and opportunities to increase digital advertising sales. Additionally, the free area of the website is designed with a goal of converting visitors to purchasers by directing them to our subscription offering.

Our largest subscription website, Playboy Cyber Club, offers access to over 100,000 photos and videos and offers members the ability to see Playmates, an assortment of celebrity content and special “digital only” features, including our franchises of “Cyber Girls” and “Coeds” and an extensive archive of Playboy magazine interviews. The other Playboy-branded clubs include broadband video-specific membership clubs, solely offering high-quality video and a thematic, searchable pictorial and video club.

We offer websites branded under the Playboy, Spice and other brands. These websites are available on a monthly, VOD and/or SVOD basis.

We also distribute our branded content internationally via the Internet. We have significant traffic from international users on our owned and operated websites, Playboy.com and Playboy.co.uk, that results in customers for our other products and services. Additionally, we have websites in other countries, some of which were created in conjunction with our international magazine partners that feature a blend of original, local-edition Playboy magazine and U.S. and U.K. websites’ content.

We also have licensees that distribute our content on the mobile platform. Demand for mobile content is increasing as technology and consumer adoption continue to grow. Our current offerings include graphical images, video clips, mobile television, ringtones and games. We also create integrated cross-platform mobile marketing and promotions to leverage opportunities across our businesses.

We invested $6.3 million, $7.0 million and $5.6 million on content specifically for our digital business in 2009, 2008 and 2007, respectively. In addition, we also use proprietary content from our print and television businesses.

The Playboy-branded e-commerce websites, PlayboyStore.com and ShopTheBunny.com, combined with their respective Playboy and BUNNYshop catalogs, offer customers the ability to purchase Playboy-branded fashions, calendars, DVDs, jewelry, collectibles, back issues of Playboy magazine and special editions, as well as select non-Playboy-branded products. We outsourced this business to a third party in 2008 while retaining significant creative control. This outsourcing arrangement allows us to earn a high-margin and profitable royalty on sales with a minimum guarantee. Our Spice-branded e-commerce website, SpiceTVStore.com, and the Spice catalog are also outsourced to a third party, and we earn a royalty on product sales.

Competition

Magazine publishing companies face intense competition for readers, advertisers and retail shelf space. Magazines and Internet sites primarily aimed at men are Playboy magazine’s principal competitors. Other types of media that carry advertising, particularly cable and broadcast television, also compete with Playboy magazine for advertising revenues. Levels of advertising revenues may be affected by, among other things, competition for and spending by advertisers, general economic activity and governmental regulation of advertising content, such as tobacco products. Since only approximately one-fourth of Playboy magazine’s revenues and less than 10% of our total revenues are from Playboy magazine advertising, we are not overly dependent on this source of revenue.

Our digital business and the Internet in general are highly competitive. Our digital properties compete with other Internet sites for users and for advertisers, and in particular our premium online clubs compete for paying subscribers with other premium online providers. Factors that affect our ability to compete online include the quality of our content, the overall usability of our websites, the relative ranking of our websites in the major online search engines, the efficacy of our sales and marketing efforts, and the recognition, perception and consideration of our brands. We develop new features, functionality and technology around these factors to remain competitive and to keep users engaged with our digital properties.

Licensing Group

Our Licensing Group operations include the licensing of consumer products carrying one or more of our trademarks and/or images, Playboy-branded retail stores, location-based entertainment venues and certain revenue-generating marketing activities.

We license the Playboy name, the Rabbit Head Design and other images, trademarks and artwork for the worldwide manufacture, sale and distribution of a multitude of consumer products. We work with our licensees to develop, market and distribute high-quality Playboy-branded merchandise. Our licensed product lines include men’s and women’s apparel, men’s underwear and women’s lingerie, accessories, collectibles, cigars, watches, jewelry, fragrances, shoes, luggage, bath and body products, small leather goods, stationery, music, eyewear, barware, home fashions, nutraceuticals, energy drinks and slot machines. We continually seek to license our brand name and images in new markets and categories. We also license art-related products based on our extensive art collection, most of which was originally commissioned as illustrations for Playboy magazine. Occasionally, we sell small portions of our art and memorabilia collection. Playboy-branded merchandise is marketed primarily through retail outlets, including department and specialty stores, as well as through e-commerce websites and catalogs.

We own and operate a Playboy-branded retail store in Las Vegas. We also license Playboy-branded retail stores in other locations around the world.

Our licensing activities also include location-based entertainment venues. Our first venue is located at the Palms Casino Resort in Las Vegas. Our venture partner provided the funding for all of the Playboy elements and we contributed the Playboy brand and trademarks as well as marketing support. In 2009, we announced partnerships with entertainment venue operators for Playboy-branded entertainment destinations in Miami and Cancún, Mexico. These venues are expected to open in 2010.

Company-wide marketing events, which promote brand awareness, include the Playboy Jazz Festival and Playmate Promotions. We have produced the Playboy Jazz Festival on an annual basis in Los Angeles at the Hollywood Bowl since 1979 and continue our sponsorship of related community events. Playmate Promotions represents the Playmates in advertising campaigns, trade shows, endorsements, commercials, motion pictures, television and videos.

While our branded products are unique, the licensing business is intensely competitive and is extremely sensitive to economic conditions, shifts in consumer buying habits, fashion and lifestyle trends and changes in the global retail sales environment.

Promotional and Other Activities

We believe that our sales of products and services are enhanced by public recognition of the Playboy brand as symbolic of a lifestyle. In order to establish public recognition, we, among other activities, purchased in 1971 the Playboy Mansion in Los Angeles, where Mr. Hefner lives. The Playboy Mansion is used for various corporate activities and serves as a valuable location for motion picture and television production, magazine photography and for online, advertising, marketing and sales events. It also enhances our image, as we host many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increases public awareness of us and our products and services.

The Playboy Foundation seeks to foster social change by providing support to nonprofit organizations working to eliminate censorship and to protect freedom of expression consistent with the principles of the First Amendment. In addition, the foundation assists progressive efforts to preserve and encourage open communication about reproductive rights and health, human sexuality and civil rights and civil liberties.

Our trademarks, copyrights and domain names are critical to the success and growth potential of all of our businesses. We actively protect and defend them throughout the world and monitor the marketplace for counterfeit products, including by initiating legal proceedings, when warranted, to prevent their unauthorized use.

Employees

We employed 547 full-time employees at February 26, 2010 compared to 626 at February 27, 2009. No employees are represented by collective bargaining agreements. We believe we maintain a satisfactory relationship with our employees.

Financial Information about Geographic Areas

Financial information about geographic areas is set forth in Note (S), Segment Information, to the Notes to Consolidated Financial Statements.

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

Also posted on PlayboyEnterprises.com are the charters of the Audit Committee and Compensation Committee of our Board of Directors, our Code of Business Conduct and our Corporate Governance Guidelines. Copies of these documents are available free of charge by sending a request to Investor Relations, Playboy Enterprises, Inc., 680 North Lake Shore Drive, Chicago, Illinois 60611.

As required under Section 302 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Annual Report on Form 10-K. In addition, we submitted to the New York Stock Exchange, or NYSE, the required annual certifications of our Chief Executive Officer relating to compliance by us with the NYSE’s corporate governance listing standards. Copies of these certifications are available to stockholders free of charge by sending a request to Investor Relations, Playboy Enterprises, Inc., 680 North Lake Shore Drive, Chicago, Illinois 60611.

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

We currently have agreements with all of the largest MSOs in the U.S. We also have agreements with the principal DTH operators in the U.S. and Canada. Our agreements with these operators may be terminated on short notice without penalty. If one or more MSOs or DTH operators terminate or do not renew these agreements, or do not renew them on terms as favorable as those of current agreements, our business, financial condition or results of operations could be materially adversely affected.

In addition, competition among television programming providers is intense for both channel space and viewer spending. Our competition varies in both the type and quality of programming offered, but consists primarily of other premium pay services, such as general-interest premium channels, and other adult movie pay services. We compete with other pay services as we attempt to obtain or renew carriage with DTH operators and individual cable affiliates, negotiate fee arrangements with these operators, negotiate for VOD and SVOD rights and market our programming through these operators to consumers. The competition with programming providers has intensified as a result of consolidation in the DTH and cable systems industries, which has resulted in fewer, but larger, operators. Competition has also intensified with VOD’s lower cost of entry for programmers compared to linear networks and with capacity constraints disappearing. The impact of industry consolidation, any decline in our access to and acceptance by DTH and/or cable systems and the possible resulting deterioration in the terms of agreements, cancellation of fee arrangements or pressure on margin splits with operators of these systems could adversely affect our business, financial condition or results of operations.

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

Our cable television and DTH operations require continued access to satellite transponders to transmit programming to cable and DTH operators. Material limitations on our access to these systems or satellite transponder capacity could materially adversely affect our business, financial condition or results of operations. Our access to transponders may also be restricted or denied if:

•	we or the satellite transponder providers are indicted or otherwise charged as a defendant in a criminal proceeding;
•	the Federal Communications Commission issues an order initiating a proceeding to revoke the satellite owner’s authorization to operate the satellite;
•	the satellite transponder providers are ordered by a court or governmental authority to deny us access to the transponder;
•	we are deemed by a governmental authority to have violated any obscenity law; or
•	the satellite transponder providers fail to provide the required services.

In addition to the above, the access of Playboy TV, the Spice Digital Networks and our other networks to transponders may be restricted or denied if a governmental authority commences an investigation or makes an adverse finding concerning the content of their transmissions. Technical failures may also affect our satellite transponder providers’ ability to deliver transmission services.

We are subject to risks resulting from our operations outside the U.S., and we face additional risks and challenges as we continue to expand internationally.

The international scope of our operations may contribute to volatile financial results and difficulties in managing our business. For the year ended December 31, 2009, we derived approximately 36% of our consolidated revenues from countries outside the U.S. Our international operations expose us to numerous challenges and risks, including, but not limited to, the following:

•	adverse political, regulatory, legislative and economic conditions in various jurisdictions;
•	costs of complying with varying governmental regulations;
•	fluctuations in currency exchange rates;
•	difficulties in developing, acquiring or licensing programming and products that appeal to a variety of audiences and cultures;
•	scarcity of attractive licensing and joint venture partners;
•	the potential need for opening and managing distribution centers abroad; and
•	difficulties in protecting intellectual property rights in foreign countries.

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

We are engaged in businesses that have experienced significant technological changes over the past several years and are continuing to undergo technological changes. Our ability to implement our business plan and to achieve the results projected by management will depend on management’s ability to anticipate technological advances and implement strategies to take advantage of future technological changes. Any inability to identify, fund investment in and commercially exploit new technology or the commercial failure of any technology that we pursue, such as Internet and mobile, could result in our businesses becoming burdened by obsolete technology and could have a material adverse impact on our business, financial condition or results of operations.

Our digital operations are subject to security risks and systems failures.

Online security breaches could materially adversely affect our business, financial condition or results of operations. Any well-publicized compromise of security could deter use of the Internet in general or use of the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials in particular. In offering online payment services, we may increasingly rely on technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments could compromise or breach the algorithms that we use to protect our customers’ transaction data. If third parties are able to penetrate our network security or otherwise misappropriate confidential information, we could be subject to liability, which could result in litigation. In addition, experienced programmers or “hackers” may attempt to misappropriate proprietary information or cause interruptions in our services that could require us to expend significant capital and resources to protect against or remediate these problems. Increased scrutiny by regulatory agencies, such as the Federal Trade Commission and state agencies, of the use of customer information could also result in additional expenses if we are obligated to reengineer systems to comply with new regulations or to defend investigations of our privacy practices.

The uninterrupted performance of our computer systems is critical to the operations of our websites. Our computer systems are located at external third-party sites, and, as such, may be vulnerable to fire, loss of power, telecommunications failures and other similar catastrophes. In addition, we may have to restrict access to our websites to solve problems caused by computer viruses or other system failures. Our customers may become dissatisfied by any disruption or failure of our computer systems that interrupts our ability to provide our content. Repeated system failures could substantially reduce the attractiveness of our websites and/or interfere with commercial transactions, negatively affecting our ability to generate revenues. Our websites must accommodate a high volume of traffic and deliver regularly-updated content. Our sites have, on occasion, experienced slow response times and network failures. These types of occurrences in the future could cause users to perceive our websites as not functioning properly and therefore induce them to frequent websites other than ours. We are also subject to risks from failures in computer systems other than our own because our customers depend on their own Internet service providers for access to our sites. Our revenues could be negatively affected by outages or other difficulties customers experience in accessing our websites due to Internet service providers’ system disruptions or similar failures unrelated to our systems. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our Internet systems or the systems of our customers’ Internet service providers.

Piracy of our television networks, programming and photographs could materially reduce our revenues and adversely affect our business, financial condition or results of operations.

The distribution of our subscription programming by MSOs, DTH operators and Telcos requires the use of encryption technology to assure that only those who pay can receive programming. It is illegal to create, sell or otherwise distribute mechanisms or devices to circumvent that encryption. Nevertheless, theft of subscription television programming has been widely reported. Theft of our programming reduces future potential revenue. In addition, theft of our competitors’ programming can also increase our churn rate. Although MSOs, DTH operators and Telcos continually review and update their conditional access technology, there can be no assurance that they will be successful in developing or acquiring the technology needed to effectively restrict or eliminate signal theft.

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

The single-copy magazine distribution system has undergone a dramatic consolidation from more than 180 independent distribution owners to just three large wholesalers that handle the majority of the single-copy distribution business. Currently, we rely on a single national distributor for the distribution of Playboy magazine and special editions to newsstands and other retail outlets. As a result of this industry consolidation, we face increasing pressure to lower the prices we charge to wholesalers and increase our sell-through rates. If we are forced to lower the prices we charge wholesalers, we may experience declines in revenue. If we are unable to meet targeted sell-through rates, we may incur greater expenses in the distribution process. The combination of these factors could negatively impact the profitability and newsstand circulation for Playboy magazine and special editions.

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

If companies perceive Playboy magazine, Playboy.com or any of our other free websites to be limited or ineffective advertising mediums, they may be reluctant to advertise in our products or to be our sponsors. Our ability to generate significant advertising and sponsorship revenues depends upon several factors, including, among others, the following:

•	our ability to maintain a large, demographically attractive subscriber base for Playboy magazine and Playboy.com and any of our other free websites;
•	our ability to offer attractive advertising rates;
•	our ability to attract advertisers and sponsors; and
•	our ability to provide effective advertising delivery and measurement systems.

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

We rely on third parties for domestic satellite transmission and other services and to service Playboy magazine and other domestic publications. We also rely on third parties to operate our e-commerce business. If these third parties fail to perform, our business could be harmed.

We rely on BFI for satellite transmission services (including compression, uplink and playback) for our domestic cable channels. We rely on AMI for non-editorial functions of Playboy magazine and other domestic publications. We rely on CDS to service Playboy magazine subscriptions. The magazine and special editions are printed by Quad at a single site, which ships the product to subscribers and wholesalers. We rely on a single national distributor for the distribution of Playboy magazine and special editions to newsstands and other retail outlets. We rely on eFashion Solutions, LLC and other third parties to operate our e-commerce business. If any of these third parties is unable to or does not perform and we are unable to find alternative services in a timely fashion, our business could be adversely affected.

Increases in paper prices or postal rates could adversely affect our operating performance.

Paper costs are a substantial component of the manufacturing and direct marketing expenses of our print business. The market for paper has historically been cyclical, resulting in volatility in paper prices. An increase in paper prices could materially adversely affect our operating performance unless and until we can pass any increases through to the consumer.

The cost of postage also affects the profitability of Playboy magazine. An increase in postage rates could materially adversely affect our operating performance unless and until we can pass the increase through to the consumer.

If we experience a significant decline in the circulation of Playboy magazine, our results could be adversely affected.

Our circulation is primarily subscription driven, with subscription copies comprising approximately 90% of total copies sold. If we either experience a significant decline in subscriptions because we lose existing subscribers or do not attract new subscribers, our results could be adversely affected.

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

Our businesses are regulated by governmental authorities in the countries in which we operate. Because of our international operations, we must comply with diverse and evolving regulations. Regulation relates to, among other things, licensing, access to satellite transponders, commercial advertising, subscription rates, foreign investment, Internet gaming, use of confidential customer information and content, including standards of decency/obscenity. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and/or exposing us to significant liabilities. While we are not able to reliably predict particular regulatory developments that could affect us adversely, those regulations related to adult content, the Internet, consumer products and commercial advertising illustrate some of the potential difficulties we face.

•
Adult content. Regulation of adult content could prevent us from making our content available in various jurisdictions or otherwise have a material adverse effect on our business, financial condition or results of operations. The governments of some countries, such as China and India, have sought to limit the influence of other cultures by restricting the distribution of products deemed to represent foreign or “immoral” influences. Regulation aimed at limiting minors’ access to adult content could also increase our cost of operations and introduce technological challenges, such as by requiring development and implementation of age verification systems.

•
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

•
Consumer products. Any attempts to limit or otherwise regulate the sale or distribution of certain consumer products sold by our licensees could materially adversely affect our business, financial condition or results of operations.

•
Commercial advertising. We receive a significant portion of our advertising revenues from companies selling alcohol and tobacco products. For the year ended December 31, 2009, beer/wine/liquor and tobacco represented 20% and 15%, respectively, of the total advertising pages in Playboy magazine. Significant limitations on the ability of those companies to advertise in Playboy magazine or on our websites because of either legislative, regulatory or court action could materially adversely affect our business, financial condition or results of operations. In 1996, the Food and Drug Administration announced regulations that prohibited the publication of tobacco advertisements containing drawings, colors or pictures. While those regulations were later held unconstitutional by the Supreme Court of the United States, future attempts may be made by other federal agencies to impose similar or other types of advertising limitations.

Our business involves risks of liability claims for media content, which could adversely affect our business, financial condition or results of operations.

As a distributor of media content, we may face potential liability for:

•	defamation;
•	invasion of privacy;
•	negligence;
•	copyright or trademark infringement; and
•	other claims based on the nature and content of the materials distributed.

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

Our ability to operate successfully depends on our ability to obtain and maintain distribution channels and outlets for our products. From time to time, private advocacy groups have sought to exclude our programming from local pay television distribution because of the adult-oriented content of the programming. In addition, from time to time, private advocacy groups have targeted Playboy magazine and its distribution outlets and advertisers, seeking to limit the magazine’s availability because of its adult-oriented content. In addition to possibly limiting our ability to distribute our products and programming, negative publicity campaigns, lawsuits and boycotts could negatively affect our brand acceptance and cause additional financial harm by requiring that we incur significant expenditures to defend our business or by discouraging investors from investing in our securities.

In pursuing selective acquisitions, we may incur various costs and liabilities and we may never realize the anticipated benefits of the acquisitions.

If appropriate opportunities become available, we may acquire businesses, products or technologies that we believe are strategically advantageous to us. Transactions of this sort could involve numerous risks, including:

•	unforeseen operating difficulties and expenditures arising from the process of integrating any acquired business, product or technology, including related personnel;
•	diversion of a significant amount of management’s attention from the ongoing development of our business;
•	dilution of existing stockholders’ ownership interest in us;
•	incurrence of additional debt;
•	exposure to additional operational risk and liability, including risks arising from the operating history of any acquired businesses;
•	entry into markets and geographic areas where we have limited or no experience;
•	loss of key employees of any acquired companies;
•	adverse effects on our relationships with suppliers and customers; and
•	adverse effects on the existing relationships of any acquired companies, including suppliers and customers.

Furthermore, we may not be successful in identifying appropriate acquisition candidates or consummating acquisitions on terms favorable or acceptable to us or at all.

When we acquire businesses, products or technologies, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks. We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company. As a successor, we may be responsible for any past or continuing violations of law by the seller or the target company, including violations of decency laws. Although we generally attempt to seek contractual protections, such as representations and warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs. Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not indemnify us or that may exceed the scope, duration or amount of the seller’s indemnification obligations.

Our significant debt could adversely affect our business, financial condition or results of operations.

We have a significant amount of debt. At December 31, 2009, our financing obligations consisted of our 3.00% convertible senior subordinated notes due 2025, or convertible notes, with a principal amount of $115.0 million. Holders of the convertible notes may require us to purchase all, or a portion, of the convertible notes at a purchase price in cash equal to 100% of the principal amount of the convertible notes beginning on the first put date of March 15, 2012. We may not be able to refinance the convertible notes or we may be forced to refinance the convertible notes at higher interest rates. If we are unable to refinance our convertible notes or obtain other financing, we will face substantial liquidity challenges and there can be no assurance that we will have sufficient cash flow or capital resources to meet our repayment and other obligations.

In addition, we have a $30.0 million revolving credit facility. At February 26, 2010, there were no borrowings and $0.8 million in letters of credit outstanding under this facility, resulting in $29.2 million of available borrowings under this facility.

The amount of our existing and future debt could adversely affect us in a number of ways, including the following:

•	we may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes;
•	debt-service requirements could reduce the amount of cash we have available for other purposes; and
•	we could be disadvantaged as compared to our competitors, such as in our ability to adjust to changing market conditions.

Our ability to make payments of principal and interest on our debt depends upon our future performance, general economic conditions and financial, business and other factors affecting our operations, many of which are beyond our control. If we are not able to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things:

•	to seek additional financing in the debt or equity markets;
•	to refinance or restructure all or a portion of our debt; and/or
•	to sell assets.

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

Our credit facility contains covenants that limit our actions. These covenants could materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interests. The covenants restrict our ability to, among other things:

•	incur or guarantee additional indebtedness;
•	repurchase capital stock;
•	repurchase convertible notes;
•	make loans and investments;
•	enter into agreements restricting our subsidiaries’ abilities to pay dividends;
•	create liens;
•	sell or otherwise dispose of assets;
•	enter new lines of business;
•	merge or consolidate with other entities; and
•	engage in transactions with affiliates.

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

Ownership of Playboy Enterprises, Inc. is concentrated.

As of December 31, 2009, Mr. Hefner beneficially owned 69.53% of our Class A common stock. As a result, given that our Class B stock is nonvoting, Mr. Hefner possesses influence on matters including the election of directors as well as transactions involving a potential change of control. Mr. Hefner may support, and cause us to pursue, strategies and directions with which holders of our securities disagree. The concentration of our share ownership may delay or prevent a change in control, impede a merger, consolidation, takeover or other transaction involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Changes in economic conditions could adversely affect the profitability of our business.

The weakness in the global economy has impacted the availability of commercial and consumer credit. This weakness and any future weakening of economic activity in the U.S. or in other regions of the world in which we do business could cause a decline in spending by consumers and advertisers or reduce demand for our products, resulting in a material adverse impact on our business, financial condition or results of operations. In addition, we currently fulfill a portion of our liquidity requirements from operating cash flows. Our ability to generate cash flows to meet these requirements could be adversely affected by a continued weakness in the global economy.

Adverse real estate market conditions could adversely affect our ability to sublease excess space.

Our ability to sublet our excess space may be negatively impacted by the market for commercial rental real estate and economic conditions. If we are unable to sublease our excess space, this could negatively impact our results of operations and cash flows.

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

If we do not meet the continued listing requirements of the NYSE our common stock may be delisted.

Our common stock is listed on the NYSE, which maintains continued listing requirements relating to, among other things, market capitalization and minimum stock price. The market capitalization requirements provide that the NYSE may take action to delist our common stock if our average global market capitalization for 30 consecutive trading days is less than $50.0 million and, at the same time, our total stockholders’ equity is less than $50.0 million. The market capitalization requirements further provide that the NYSE will promptly initiate suspension and delisting procedures with respect to our common stock if our global market capitalization for 30 consecutive trading days is less than $15.0 million, in which case we would not be eligible to utilize the cure procedures provided by the NYSE in other circumstances. The minimum stock price requirements of the NYSE provide that the NYSE may take action to delist our common stock if the average closing price of our common stock is less than $1.00 for 30 consecutive trading days, in which case we would expect to have six months to take corrective action before our common stock would be delisted.

There can be no assurance that we will meet the NYSE’s continued listing standards or that the NYSE will not act to suspend trading in our common stock and initiate delisting procedures. The suspension and delisting of our common stock by the NYSE and the movement of trading of our common stock to another securities exchange or over-the-counter market could materially adversely impact our business and liquidity and the price of our common stock. It could, among other things, reduce our stockholders’ ability to buy and sell our common stock, reduce the number of investors willing to hold or acquire our common stock, or inhibit our ability to arrange financing or access the public capital markets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Location	Primary Use

Office Space Leased:

Chicago, Illinois	This space serves as our company’s headquarters as well as headquarters for our Print/Digital and Licensing Groups.

London, England	This space is used by Playboy TV U.K. as an administrative and programming facility.

Los Angeles, California	This space serves as our Entertainment Group’s headquarters with a limited amount of space used by our Print/Digital and Licensing Groups and Corporate.

New York, New York
We vacated this space in 2009 and intend to sublease it. Prior to vacating, this space served as our Print/Digital and Licensing Groups’ headquarters with the Entertainment Group and Corporate using a limited amount of space.

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

Santa Monica, California	This space is used by our Print/Digital Group as a photography studio and offices. We intend to vacate and sublease this space.

Property Owned:

Los Angeles, California
The Playboy Mansion is used for various corporate activities and serves as a valuable location for motion picture and television production, magazine photography and for online, advertising and sales events. It also enhances our image as host for many charitable and civic functions.

Item 3. Legal Proceedings

On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas, against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998, due to EC’s failure to pay royalties and other amounts due to us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the U.S. The basis of GSI’s cross-claim was that it was the assignee of EC’s right to distribute the Mexican Edition in the U.S. and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and approximately $0.3 million for lost profits, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we vigorously pursued an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We posted a bond in the amount of approximately $9.4 million, which represented the amount of the judgment, costs and estimated pre- and post-judgment interest, in connection with the appeal. On May 25, 2006, the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of the plaintiffs’ claims and remanded the remaining claims for a new trial. On July 14, 2006, the plaintiffs filed a motion for rehearing and en banc reconsideration, which we opposed. On October 12, 2006, the State Appellate Court denied plaintiffs’ motion. On December 27, 2006, we filed a petition for review with the Texas Supreme Court. On January 25, 2008, the Texas Supreme Court denied our petition for review. On February 8, 2008, we filed a petition for rehearing with the Texas Supreme Court. On May 16, 2008, the Texas Supreme Court denied our motion for rehearing. The posted bond has been canceled and the remaining claims will be retried. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be obtained. In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 450, Contingencies, or ASC Topic 450, no liability has been accrued.

On April 12, 2004, J. Roger Faherty, or Faherty, filed suit in the United States District Court for the Southern District of New York against Spice Entertainment Companies, or Spice, Playboy Enterprises, Inc., or Playboy, Playboy Enterprises International, Inc., or PEII, D. Keith Howington, Anne Howington and Logix Development Corporation, or Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice with respect to defense costs and liabilities incurred by Faherty in connection with litigation that was settled in 2004, or the Logix litigation. The Logix litigation related to a suit brought by Logix, Keith Howington and Anne Howington against Faherty and other parties alleging certain contract and tort causes of action arising out of an agreement between Emerald Media Inc., or EMI, and Logix in which EMI agreed to purchase certain explicit television channels over C-band satellite. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22.5 million in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. Faherty filed post-trial motions for a judgment notwithstanding the verdict and a new trial, but these motions were both denied on or about September 21, 2004. On October 20, 2004, Faherty filed a notice of appeal from the verdict. As a result of rulings by the California Court of Appeal and the California Supreme Court as recently as February 13, 2008, Logix’s recovery against Faherty has been reduced significantly, although certain portions of the case have been set for a retrial. In light of these rulings, however, when coupled with any offset as a result of the settlement of the Logix litigation, any ultimate net recovery by Logix against Faherty will be severely reduced and might be entirely eliminated. In consideration of this appeal, Faherty and Playboy have agreed to continue a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York through the end of June 2010. In late June 2008, plaintiffs in the Logix litigation filed a motion in the trial court seeking to amend a $40.0 million judgment previously entered on consent against defendant EMI seeking to add Faherty as a judgment debtor. Although the trial court allowed that amendment, that ruling was reversed by the California Court of Appeal on February 18, 2010. In the event Faherty’s indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with ASC Topic 450, no liability has been accrued.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock price information, as reported in the New York Stock Exchange Composite Listing, is set forth in Note (V), Quarterly Results of Operations (Unaudited), to the Notes to Consolidated Financial Statements. Our securities are traded on the exchange listed on the cover page of this Annual Report on Form 10-K under the ticker symbols PLA A (Class A voting) and PLA (Class B nonvoting). At February 26, 2010, there were 3,279 and 11,600 holders of record of Class A common stock and Class B common stock, or Class B stock, respectively. There were no cash dividends declared during 2009, 2008 or 2007. The high and low sales prices for our common stock for each full quarterly period within the two most recent completed fiscal years are set forth in Note (V), Quarterly Results of Operations (Unaudited), to the Notes to Consolidated Financial Statements.

As described in Note (N), Financing Obligations, to the Notes to Consolidated Financial Statements, in March 2005, we issued and sold in a private placement $115.0 million aggregate principal amount of our 3.00% convertible senior subordinated notes due 2025.

The following graph sets forth the five-year cumulative total stockholder return on our Class B stock with the cumulative total stockholder return of the Russell 2000 Stock Index and with our peer group for the period from December 31, 2004, through December 31, 2009. The graph reflects $100 invested on December 31, 2004, in stock or index, including reinvestment of dividends. Our peer group is comprised of Meredith Corporation, MGM Mirage, Playboy Enterprises, Inc., Primedia Inc., Time Warner Inc., Viacom Inc., The Walt Disney Company and World Wrestling Entertainment, Inc.

Item 6. Selected Financial Data (1)
(in thousands, except per share amounts and number of employees)

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	12/31/09	12/31/08	12/31/07	12/31/06	12/31/05
Selected financial data (2)
Net revenues	$240,353	$292,147	$339,840	$331,142	$338,153
Interest expense, net	(7,945)	(8,021)	(6,112)	(6,639)	(7,354)
Net income (loss)	(51,278)	(160,367)	910	(1,456)	(3,532)
Basic and diluted earnings (loss) per common share	(1.53)	(4.81)	0.03	(0.04)	(0.11)
EBITDA: (3)
Net income (loss)	(51,278)	(160,367)	910	(1,456)	(3,532)
Adjusted for:
Interest expense	8,686	8,500	8,623	9,086	9,571
Income tax expense (benefit)	2,659	(9,850)	1,928	2,496	3,998
Depreciation and amortization	36,113	39,458	41,198	42,218	42,540
Amortization of deferred financing fees	717	623	756	801	847
EBITDA	(3,103)	(121,636)	53,415	53,145	53,424
Adjusted EBITDA: (4)
Adjusted for:
Restructuring expense	19,148	6,783	445	1,998	149
Stock options and restricted stock awards	817	1,032	1,633	1,859	601
Equity (income) loss in operations of investments	(402)	126	(129)	94	383
Impairment charges	27,724	146,536	1,508	-	-
Impairment charge on investments	-	2,033	88	-	-
Deferred subscription cost write-off	-	4,820	-	-	-
Provisions for (recoveries from) reserves	(39)	4,121	-	-	-
Cash investments in entertainment programming	(24,840)	(30,200)	(34,405)	(36,675)	(33,617)
Adjusted EBITDA	$19,305	$13,615	$22,555	$20,421	$20,940
At period end
Cash and cash equivalents and marketable securities and short-term investments	$24,569	$31,331	$33,555	$35,748	$52,052
Total assets	196,832	253,588	443,226	434,119	427,571
Long-term financing obligations	104,128	99,763	95,718	91,969	88,494
Total shareholders’ equity (deficit)	$(22,296)	$28,119	$188,669	$184,995	$182,355
Long-term financing obligations as a percentage of total capitalization	127%	78%	34%	33%	33%
Number of common shares outstanding
Class A voting	4,864	4,864	4,864	4,864	4,864
Class B nonvoting	28,632	28,487	28,402	28,362	28,261
Number of full-time employees	543	678	801	789	709
Selected operating data
Cash investments in Company-produced and licensed entertainment programming	$24,840	$30,200	$34,405	$36,675	$33,617
Cash investments in digital content	6,272	7,015	5,620	5,031	2,242
Total cash investments in entertainment programming and digital content	31,112	37,215	40,025	41,706	35,859
Amortization of investments in Company-produced and licensed entertainment programming	29,353	32,483	33,935	36,564	37,450
Digital content expense	6,272	7,015	5,620	5,241	2,626
Total amortization of entertainment programming and digital content	$35,625	$39,498	$39,555	$41,805	$40,076

For a more detailed description of our financial position, results of operations and accounting policies, please refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 8. “Financial Statements and Supplementary Data.”

(1)	Certain amounts reported for prior periods have been restated to conform to the current year’s presentation.

(2)
2009 included $19.2 million of restructuring expense and $27.7 million of impairment charges. 2008 included $6.8 million of restructuring expense, $146.5 million of impairment charges, a $4.8 million deferred subscription cost write-off, $4.1 million of provisions for reserves and a $2.0 million impairment charge on investments. 2007 included $0.5 million of restructuring expense, $1.5 million of impairment charges and a $0.1 million impairment charge on investments. 2006 included $2.0 million of restructuring expense. 2005 included $19.3 million of debt extinguishment expense related to the redemption of $80.0 million of 11.00% senior secured notes issued by our subsidiary PEI Holdings, Inc.

(3)
EBITDA represents earnings from continuing operations before interest expense, income tax expense or benefit, depreciation of property and equipment, amortization of intangible assets, amortization of investments in entertainment programming and amortization of deferred financing fees. In order to fully assess our financial results, management believes that EBITDA is an appropriate measure for evaluating our operating performance and liquidity, because it reflects the resources available for, among other things, investments in television programming. The resources reflected in EBITDA are not necessarily available for our discretionary use because of legal or functional requirements to conserve funds for capital replacement and expansion, debt service and other commitments and uncertainties. Investors should recognize that EBITDA might not be comparable to similarly titled measures of other companies. EBITDA should be considered in addition to, and not as a substitute for or superior to, any measure of performance, cash flows or liquidity prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

(4)
Adjusted EBITDA represents EBITDA adjusted for restructuring and certain noncash items and reduced by cash investments in entertainment programming. In order to fully assess our financial results, management believes that Adjusted EBITDA is an appropriate measure for evaluating our operating performance and liquidity, because it reflects the resources available for strategic opportunities including, among other things, to invest in the business, make strategic acquisitions and strengthen the balance sheet. In addition, a comparable measure of Adjusted EBITDA is used in our credit facility to, among other things, determine the interest rate that we are charged on borrowings under the credit facility. Investors should recognize that Adjusted EBITDA might not be comparable to similarly titled measures of other companies. Adjusted EBITDA should be considered in addition to, and not as a substitute for or superior to, any measure of performance or liquidity under GAAP. Similarly, Adjusted EBITDA should not be inferred as more meaningful than any of those measures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Since our inception in 1953 as the publisher of Playboy magazine, we have become a global media and lifestyle company marketing the Playboy brand through a wide range of multimedia properties and licensing initiatives. Today, our businesses are organized into three reportable segments: Entertainment, Print/Digital and Licensing.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and the accompanying notes.

Current Economic Conditions

We continue to experience many of the same challenges our partners and competitors in the media industry are facing, namely increased competition for consumers’ attention in the face of shrinking overall spending in the television and print businesses, the migration of advertisers to other platforms, higher manufacturing costs and the uncertainty created by the current state of the global economy. Our licensing business, in spite of the strength of our brand and products, is negatively impacted by trends in the retail environment as well as from lower consumer spending and the inability of potential location-based entertainment business partners to obtain project financing. We have made significant changes to many of our processes and business activities in order to address the current economic climate and industry challenges and will continue to do so. Our goal is to narrow our focus to management of the Playboy brand and lifestyle. We are in the process of building a new business model that will create a leaner organization while using others to accelerate growth and operate more efficiently by finding partners with the size, scope and scale needed to assist us in competing in today’s business environment.

Despite the current economic conditions, we believe we continue to have the liquidity to meet our needs. At December 31, 2009, we had $24.6 million in cash and cash equivalents, and there were no borrowings and $0.8 million in letters of credit outstanding under our $30.0 million revolving credit facility, resulting in $29.2 million of available borrowings under this facility. While we believe our cash flows from operating activities in addition to our cash and borrowing capacity will be sufficient to meet our liquidity needs through 2011, any new borrowings in the near term outside of our available borrowings would likely bear significantly higher interest rates than those of our current credit facility. See “Liquidity and Capital Resources” below.

Revenues

Entertainment Group revenues are generated principally from our domestic and international TV businesses. TV revenues are affected by factors including shelf space, retail price and marketing, which are controlled by our distribution partners, by revenue splits negotiated with distribution partners and by demand for our programming. Domestic TV revenues are generated primarily from our Playboy TV- and Spice-branded networks. Internationally, we own and operate or license Playboy-, Spice- and locally-branded television networks or blocks of programming. We have minority equity interests in additional international networks through joint ventures. Entertainment Group revenues are also generated from developing, co-producing and/or licensing shows and series to air on third-party networks and mainstream motion pictures, from license fees for Playboy Radio and from the sale of DVDs, a business we exited.

Print/Digital Group revenues are generated primarily from our domestic magazine and digital businesses. Our domestic magazine and special editions revenues are primarily circulation driven and include both subscription and newsstand sales. Print revenues are also generated from advertising sales in Playboy magazine as well as from royalties on circulation and advertising sales from our licensed international editions. We currently generate most of our digital revenues from the sale of our premium content. These subscription-based revenues are derived from digital clubs, which offer unique content under various brands, most notably Playboy. Digital revenues also include advertising sales, royalties from our outsourced e-commerce business, licensing fees from Playboy- and other-branded international websites and from content delivered via mobile devices.

Licensing Group revenues are generated primarily from royalties on the wholesale price of our branded products around the world, royalties from location-based entertainment venues and from owned and licensed Playboy-branded retail stores. Additionally, we generate revenues from periodic sales of small portions of our art and memorabilia collections and from marketing events such as the annual Playboy Jazz Festival.

Costs and Operating Expenses

Entertainment Group expenses include television programming amortization, network distribution, sales and marketing and administrative expenses. Programming amortization expenses are expenditures associated with the creation of Playboy TV programming, the licensing of third-party programming and the creation of content for our satellite radio provider.

Print/Digital Group expenses include subscription acquisition, manufacturing, editorial, shipping, advertising sales, hosting, digital content and marketing and administrative expenses. Digital content expenses are expenditures associated with the creation of content for our websites and mobile providers.

Licensing Group expenses include agency fees, promotion, development and administrative expenses as well as expenses related to the operation of our retail store.

Corporate expenses include the costs of supporting our businesses, company-wide marketing and promotions, including the Playboy Mansion, and protecting our intellectual properties.

RESULTS OF OPERATIONS (1)

The following table sets forth results of operations (in millions, except per share amounts):

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	12/31/09	12/31/08	12/31/07
Net revenues
Entertainment
Domestic TV	$50.5	$62.6	$75.8
International TV	42.6	49.8	55.9
Other	5.0	6.4	7.3
Total Entertainment	98.1	118.8	139.0
Print/Digital
Domestic magazine	55.0	68.0	77.0
International magazine	6.3	8.0	7.4
Special editions and other	6.8	8.5	9.4
Digital	37.4	48.4	64.0
Total Print/Digital	105.5	132.9	157.8
Licensing
Consumer products	29.0	33.1	34.0
Location-based entertainment	4.6	3.8	3.8
Marketing events	2.5	2.9	3.2
Other	0.7	0.6	2.0
Total Licensing	36.8	40.4	43.0
Total net revenues	$240.4	$292.1	$339.8

Net income (loss)
Entertainment
Before programming amortization	$39.2	$40.6	$45.2
Programming amortization	(29.3)	(32.5)	(34.0)
Total Entertainment	9.9	8.1	11.2
Print/Digital	1.6	(3.4)	2.5
Licensing	21.0	23.7	26.4
Corporate	(25.4)	(23.9)	(28.1)
Segment income	7.1	4.5	12.0
Restructuring expense	(19.2)	(6.8)	(0.5)
Impairment charges	(27.7)	(146.5)	(1.5)
Deferred subscription cost write-off	-	(4.8)	-
Provisions for reserves	-	(4.1)	-
Operating income (loss)	(39.8)	(157.7)	10.0
Nonoperating income (expense)
Investment income	0.8	0.5	2.5
Interest expense	(8.7)	(8.5)	(8.6)
Amortization of deferred financing fees	(0.7)	(0.7)	(0.8)
Impairment charge on investments	-	(2.0)	(0.1)
Other, net	(0.2)	(1.8)	(0.2)
Total nonoperating expense	(8.8)	(12.5)	(7.2)
Income (loss) before income taxes	(48.6)	(170.2)	2.8
Income tax benefit (expense)	(2.7)	9.8	(1.9)
Net income (loss)	$(51.3)	$(160.4)	$0.9

Basic and diluted earnings (loss) per common share	$(1.53)	$(4.81)	$0.03

(1)	Certain amounts reported for prior periods have been reclassified to conform to the current year’s presentation.

2009 Compared to 2008

Revenues decreased $51.7 million, or 18%, compared to 2008. The decrease was driven by our Entertainment and Print/Digital Groups and was primarily due to lower revenues from our mature television and print businesses. Also contributing were lower digital revenues due to lower paysites revenues and the outsourcing of our e-commerce business in 2008 and lower Licensing Group revenues due to the continuing effects of the global economic slowdown.

Segment income increased $2.6 million compared to 2008 due to improved results from our Entertainment and Print/Digital Groups, largely due to cost-savings initiatives implemented in 2009 and 2008, partially offset by lower Licensing Group results and higher Corporate expense. We expect more than 20% growth in segment income in 2010 compared to 2009.

Operating results improved $117.9 million compared to 2008 primarily due to a $118.8 million decrease in impairment charges in 2009.

Net loss improved $109.1 million in 2009 primarily due to the operating results previously discussed.

Entertainment Group

Domestic TV revenues decreased $12.1 million, or 19%, in 2009 primarily reflecting continued consumer migration to the video-on-demand, or VOD, platform as cable and satellite providers continue to eliminate linear channels in order to increase bandwidth. We have less shelf space on VOD than we did when linear networks were the only way consumers could buy our TV products due to lowered barriers to entry for our competitors. This results in fewer opportunities for consumers to purchase our products. Our results also reflect consumer migration to Internet-based adult options. These factors have led to falling transactional pay-per-view, or PPV, and VOD revenues, trends we expect will continue into the future. The sale of our Los Angeles production facility in the second quarter of 2008 also contributed to the revenue decline in 2009.

International TV revenues decreased $7.2 million, or 14%, in 2009. The decrease was largely due to foreign currency exchange rate fluctuations. Also contributing were lower sales in Europe due primarily to the expiration or loss of several contracts in the current year, some of which were replaced by contracts with less favorable terms, partially offset by revenues due to expansion into new territories in the current year. The impact of the economic recession on consumer spending and increased competition among providers, particularly in the U.K. where we derive significant revenues, have made our International TV business more challenging. We expect these challenges to continue into the future.

Revenues from other businesses decreased $1.4 million, or 22%, in 2009 primarily due to our exiting the DVD business in the third quarter of 2008.

The group’s segment income improved $1.8 million in 2009 as our cost-savings initiatives, including exiting the DVD business, foreign currency exchange rate fluctuations on costs and lower programming amortization and administration expenses more than offset the revenue declines previously discussed.

Print/Digital Group

Domestic magazine revenues decreased $13.0 million, or 19%, compared to 2008. This decrease was due primarily to industry dynamics including lower overall spending by advertisers, fewer subscribers and decreasing newsstand sales.

Subscription revenues decreased $2.8 million, or 7%, compared to 2008 primarily due to 13% fewer average paid copies served. Industry sources believe most magazine subscriptions are down due to competition for readers, including from the Internet, as well as lower consumer spending due to the weak economy. The decrease was partially offset by the favorable effect of revenues reflecting the combined January/February 2010 issue in 2009, resulting in the recognition of revenues for 13 issues in 2009 compared to 12 issues in 2008. Consequently, we expect to recognize revenues for 11 issues in 2010.

Newsstand revenues decreased $1.8 million, or 25%, in 2009 compared to 2008 primarily due to 23% fewer copies sold. The current year reflects continued overall weakness in the newsstand business due to the clutter created by a large number of titles, fewer newsstand outlets and competition from free content on the Internet. In addition, newsstand revenues were negatively impacted by one fewer issue in 2009.

Advertising revenues decreased $8.4 million, or 39%, compared to 2008 primarily due to a 33% decrease in the number of advertising pages and a 9% decrease in average net revenue per page, reflecting lower overall spending by advertisers and one fewer issue in 2009. Effective with the January/February 2010 issue, we lowered the circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) of Playboy magazine to 1.5 million from 2.6 million, which will negatively impact 2010 advertising revenues. Advertising sales for the 2010 first quarter magazine issues are closed, and we expect to report advertising revenues to be approximately 45% lower and advertising pages to be flat compared to the 2009 first quarter. On a combined basis, Playboy print and digital advertising revenues decreased $8.7 million, or 34%, compared to 2008.

International magazine revenues decreased $1.7 million, or 21%, compared to 2008 due largely to lower royalties from our European editions. Special editions and other revenues decreased $1.7 million, or 20%, in 2009 compared to 2008 due mainly to 20% fewer newsstand copies sold. The same industry dynamics that are impacting Playboy magazine in the domestic market are also impacting our other print businesses.

Digital revenues decreased $11.0 million, or 23%, compared to 2008. Paysites revenues in the current year were lower due to increasing amounts of competing free content available on the Internet. We completed a major infrastructure overhaul, redesign and relaunch of the free portions of our website to improve the customer and advertiser experience and our competitive position. With the redesign completed, we continue our focus on our paysites and increasing profitability by building traffic and conversions. The decrease in revenues is also in part a result of the outsourcing of our e-commerce business during 2008.

Segment results improved $5.0 million compared to 2008. Significant reductions in manufacturing, shipping and subscription promotion costs, attributable to the combined issues in 2009 and our decision to reduce Playboy magazine’s guaranteed rate base effective with the January/February 2010 issue, and other cost-savings initiatives implemented in the current and previous years more than offset the lower revenues in the current year. In addition, the outsourcing of our e-commerce business contributed to the improved segment results in the current year.

In November 2009, we entered into an agreement with American Media, Inc. through its wholly owned subsidiary, American Media Operations, Inc., or AMI, to outsource non-editorial functions of Playboy magazine and other domestic publications, including production, circulation, advertising sales, marketing and other support services. We began transitioning these functions in November 2009 and expect to complete the transition by the end of the first quarter of 2010. We believe our agreement with AMI will significantly reduce our cost structure related to manufacturing and marketing and increase domestic magazine revenues from growth in newsstand and advertising sales. As a result, we expect Playboy magazine will lose approximately $5.0 million in 2010 before reaching profitability by late 2011.

Licensing Group

Licensing Group revenues decreased $3.6 million, or 9%, compared to 2008. Despite the strength of our brand and our products and our expansion into new product lines and territories, the continued overall weakness of the global economy translated into lower retail sales for our licensees and in turn lower royalties to us. This is largely reflected in lower international consumer products royalties, primarily from Western Europe. We expect our international consumer products royalties to increase as overall economic conditions improve.

The group’s segment income decreased $2.7 million compared to 2008 primarily due to the decrease in revenues discussed above.

Corporate

Corporate expense increased $1.5 million in 2009 primarily due to favorable adjustments related to our now-terminated deferred compensation plan in the prior year and costs associated with senior management transitions in the current year, partially offset by the effects of our cost-savings initiatives in the current year. For 2010, we expect Corporate expense to be flat or decrease slightly compared to 2009.

Restructuring Expense

In the fourth quarter of 2009, we implemented a plan to outsource non-editorial functions of Playboy magazine and other domestic publications to AMI as well as to reduce other overhead costs. As a result of this plan, we recorded a charge of $3.7 million related to a workforce reduction of 26 employees, most of whose positions will be eliminated by the end of the first quarter of 2010, and contract termination fees. Severance payments under this plan began in the fourth quarter of 2009 and will be completed by 2011.

In the second quarter of 2009, we recorded a charge of $9.3 million related to our plan to vacate our leased New York office space. The charge primarily reflected the discounted value of our remaining lease obligation net of estimated sublease income. In the fourth quarter of 2009, we recorded an unfavorable adjustment of $2.6 million due to changes in assumptions for estimated sublease income resulting from the difficult New York real estate market. We expect to record additional restructuring charges of $9.0 million over the remaining approximate nine-year term of the lease, or $1.0 million on average annually. The additional restructuring charges represent depreciation of leasehold improvements and furniture and equipment as well as accretion of the difference between the nominal and discounted remaining lease obligation net of estimated sublease income. We recorded an additional $0.8 million of these restructuring charges representing depreciation and accretion in the current year and expect to record $1.3 million in 2010.

In the first quarter of 2009, we implemented a restructuring plan to integrate our print and digital businesses in our Chicago office as well as to streamline operations across the Company, including the elimination of positions. As a result of this plan, we recorded a charge of $2.6 million related to the workforce reduction of 107 employees, whose positions were eliminated by the end of the second quarter of 2009. Severance payments under this plan began in the first quarter of 2009 and were substantially completed by the end of the year with some payments continuing into 2010. We subsequently recorded a favorable adjustment of $0.1 million as a result of changes in assumptions for this plan.

In the fourth quarter of 2008, we implemented a restructuring plan to lower overhead costs, primarily related to senior Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to 21 employees, most of whose positions were eliminated in the first quarter of 2009. Payments under this plan began in the fourth quarter of 2008 and were largely completed by the end of 2009 with some payments continuing into 2011. We recorded an unfavorable adjustment of $0.8 million during the current year as a result of changes in assumptions for this plan.

In the third quarter of 2008, we implemented a restructuring plan to reduce overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose positions were eliminated in the fourth quarter of 2008. Payments under this plan began in the fourth quarter of 2008 and were substantially completed by the end of 2009 with some payments continuing into 2010. We recorded a favorable adjustment of $0.5 million during the current year as a result of changes in assumptions for this plan.

Impairment Charges

In accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 350, Intangibles–Goodwill and Other, or ASC Topic 350, we conduct annual impairment testing of goodwill and other indefinite-lived intangible assets as of October 1st of each year, or in between annual tests if events occur or circumstances change that would indicate impairment of our goodwill and/or other indefinite-lived intangible assets. In accordance with ASC Topic 360, Property, Plant, and Equipment, or ASC Topic 360, we evaluate the potential impairment of finite-lived acquired intangible assets when there are indicators of  impairment. Based on the results of our 2009 annual impairment testing, we determined an impairment charge of $22.2 million, the entire goodwill balance at the time of our impairment testing, was necessary under ASC Topic 350 and no impairment charge was necessary under ASC Topic 360. For the forecasted-discounted cash flows analysis used in our annual impairment testing in 2009, we projected lower cash flows from our Entertainment Group, which was the reporting unit tested, compared to our projections used in the 2008 annual impairment test as a result of the continuing migration from linear television networks to the more competitive VOD platform in the U.S. and abroad, as previously discussed. Based on the results of our 2008 annual impairment testing, we determined an impairment charge of $146.5 million was necessary for 2008. The 2008 charge consisted of $105.8 million of goodwill and $24.6 million of trademarks impaired under ASC Topic 350 and $16.1 million of other intangible assets impaired under ASC Topic 360.

In concert with the integration of our print and digital businesses in the first quarter of 2009, we moved the reporting of our digital business from the Entertainment Group into the Print/Digital Group, which we formerly called the Publishing Group. These businesses were combined in order to better focus on creating brand-consistent content that extends across print and digital platforms. Due to this realignment of our operating segments, which are also our reporting units as defined in ASC Topic 350, we conducted interim impairment testing of goodwill in accordance with ASC Topic 350. Interim testing of goodwill was also necessitated by lower expected financial results in the new Print/Digital Group than that of the former Entertainment Group, which contained the digital business’ assets prior to the realignment of our operating segments. As a result of this testing, the implied fair value of goodwill of the new Print/Digital operating segment was lower than its carrying value, and we recorded an impairment charge on the entire balance of the Print/Digital Group’s goodwill of $5.5 million in the first quarter of 2009.

We continue to have access to our credit facility after the impairment charges.

Further downward pressure on our operating results and/or further deterioration of economic conditions could result in additional future impairments of our long-lived assets, including our other intangible assets. See Critical Accounting Policies and Note (M), Intangible Assets, to the Notes to Consolidated Financial Statements for additional information.

Deferred Subscription Cost Write-Off

In 2008, we recorded a $4.8 million charge related to the write-off of deferred subscription costs. These consisted primarily of costs associated with the promotion of Playboy magazine subscriptions, principally the production of direct mail solicitation materials and postage. Prior to 2008, in accordance with the American Institute of Certified Public Accountants’ Statement of Position 93-7, Reporting on Advertising Costs, which is incorporated in ASC Topic 340, Other Assets and Deferred Costs, these direct response advertising costs were capitalized and amortized over the period during which the future benefits were expected to be received, generally six to 12 months. In 2008, given the uncertainties of both the magazine environment as well as the economy in general, we began expensing these costs as incurred and wrote off the remaining capitalized amount.

Nonoperating Income (Expense)

Nonoperating expense decreased $3.7 million in 2009, largely reflecting a $2.0 million charge on certain investments deemed to be other-than-temporarily impaired as a result of adverse market conditions in 2008. The decrease also reflects unfavorable foreign currency exchange rate fluctuations of $1.2 million in 2008.

Income Tax Benefit (Expense)

We account for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes, or ASC Topic 740. ASC Topic 740 requires, among other things, the separate recognition of deferred tax assets and deferred tax liabilities. Such deferred tax assets and deferred tax liabilities represent the tax effect of temporary differences between financial reporting and tax reporting measured at enacted tax rates in effect for the year in which the differences are expected to reverse.

We make judgments and estimates in determining income tax expense for financial statement purposes. These judgments and estimates occur in the calculation of tax credits, benefits and deductions and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. At December 31, 2009, we recorded an additional $21.0 million valuation allowance against deferred tax assets related primarily to current year federal and state net operating losses, or NOLs, because we believe that it is more likely than not that we will not be able to use the NOL carryforwards before they expire.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. It is inherently difficult and subjective to estimate uncertain tax positions, because we have to determine the probability of various possible outcomes. We evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, expiration of the statute of limitations, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision. At December 31, 2009, we had $8.0 million of unrecognized tax benefits, none of which would affect our effective tax rate if recognized nor accelerate the payment of cash to the taxing authority to an earlier period. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

In 2009, we had a net income tax expense of $2.7 million compared to a net income tax benefit of $9.8 million in 2008. The 2009 net income tax expense is due principally to foreign income tax withholding and the deferred tax impact of various definite-lived intangible assets along with the tax benefit of $1.4 million associated with the reversal of deferred tax liabilities associated with the impairment charges on goodwill. In 2009, our effective tax rate differed from the U.S. statutory rate primarily as a result of the NOL carryforwards and the effect of the deferred tax treatment of certain indefinite-lived intangible assets.

In 2008, we recognized a tax benefit of $9.8 million due primarily to the reversal of deferred tax liabilities associated with the impairment charges on goodwill and other intangible assets.

2008 Compared to 2007

Revenues decreased $47.7 million, or 14%, compared to 2007 due to lower revenues from our Entertainment, Print/Digital and Licensing Groups.

Segment income decreased $7.5 million compared to 2007 due to the previously discussed revenue decline, partially offset by lower direct costs and Corporate expenses.

Our operating loss was $157.7 million in 2008 compared to operating income of $10.0 million in 2007 primarily due to $146.5 million of impairment charges on goodwill and other intangible assets. In addition, lower segment income, restructuring charges of $6.8 million, a $4.8 million write-off of deferred subscription costs and provisions of $2.9 million for a receivable and $1.2 million for archival material during 2008 contributed to the negative comparison.

Net loss was $160.4 million in 2008 compared to net income of $0.9 million in 2007 primarily as a result of the operating results previously discussed. A decrease of $2.0 million in investment income, a $2.0 million impairment charge on investments and unfavorable foreign currency exchange rate fluctuations of $1.5 million, partially offset by an $11.7 million improvement in income taxes, contributed to the net income decrease.

Entertainment Group

Domestic TV revenues decreased $13.2 million, or 17%, in 2008. PPV revenues were lower for 2008, reflecting consumers’ continuing migration from linear networks to the more competitive VOD platform, where we control less shelf space. Playboy TV monthly subscription revenues increased for 2008 due to greater availability and growth in certain systems. The sale of our Los Angeles production facility assets in the second quarter of 2008 also contributed to the revenue decline.

International TV revenues decreased $6.1 million, or 11%, in 2008 reflecting lower revenues from our U.K. networks and unfavorable foreign currency exchange rate fluctuations. The revenue decline was partially offset by growth in our other European networks.

Revenues from other businesses decreased $0.9 million, or 12%, in 2008 largely due to lower DVD revenues as a result of our exit from this business in the third quarter of 2008 to focus on digital distribution. The revenue decline was partially offset by favorable revenues from our production company, Alta Loma Entertainment.

The group’s segment income decreased $3.1 million in 2008 primarily due to the revenue declines previously discussed, partially offset by our exiting of unprofitable businesses, lower administrative expenses, lower programming amortization expense and the impact of cost-savings initiatives.

Print/Digital Group

All of our domestic magazine revenue streams decreased in 2008 compared to 2007, reflecting weak industry dynamics. This resulted in lower revenues of $9.0 million, or 12%. Subscription revenues decreased $2.2 million, or 5%, primarily due to 5% fewer copies served. Newsstand revenues decreased $2.0 million, or 23%, on 25% fewer copies sold. Advertising revenues decreased $4.8 million, or 18%, primarily due to lowering our magazine circulation rate base effective with the January 2008 issue. This rate base decrease resulted, as expected, in a 13% decrease in average net revenue per page. Additionally, due in part to the loss of a major advertiser, a 6% decrease in the number of advertising pages contributed to the 2008 advertising revenues decline.

On a combined basis, Playboy print and digital advertising revenues decreased $4.0 million, or 13%, for the year.

International magazine revenues increased $0.6 million, or 8%, in 2008 primarily due to higher royalties from our Brazilian, Russian and German editions.

Special editions and other revenues decreased $0.9 million, or 10%, in 2008. The decrease was due mainly to 14% fewer newsstand copies of special editions sold.

Digital revenues decreased $15.6 million, or 24%, in 2008. Our websites were in the midst of a major infrastructure overhaul and redesign effort at December 31, 2008, which was completed in the second quarter of 2009. Additionally, we completed the outsourcing of our e-commerce business in early 2008 resulting, as expected, in lower revenues but higher profit contribution for 2008.

Segment results for the group decreased $5.9 million in 2008 compared to 2007 due to the revenue decreases previously discussed, partially offset by lower editorial, manufacturing, subscription collection and advertising sales and marketing costs coupled with cost savings initiatives.

Licensing Group

Licensing Group revenues decreased $2.6 million, or 6%, and segment income decreased $2.7 million, or 10%, due to lower consumer products revenues, reflecting the global economic conditions, and $1.3 million less in original art sales than in 2007.

Corporate

Corporate expenses decreased $4.2 million, or 15%, in 2008 primarily due to lower compensation-related and other benefits and trademark defense expenses.

Restructuring Expense

In 2008, we recorded charges of $6.8 million primarily related to workforce reductions of 76 employees.

In 2007, we recorded charges of $0.5 million primarily related to a workforce reduction of 28 employees.

Impairment Charges

Based on the results of our 2008 impairment testing, we determined a total impairment charge of $146.5 million was necessary for the year ended December 31, 2008. This charge consisted of $105.8 million of goodwill and $24.6 million of trademarks impaired under ASC Topic 350 and $16.1 million of other intangible assets impaired under ASC Topic 360. Impairment tests performed in 2007 indicated no impairment was necessary at that time. See Critical Accounting Policies and Note (M), Intangible Assets, to the Notes to Consolidated Financial Statements for additional information.

In 2007, we recorded a $1.5 million charge in connection with the potential sale of assets related to our Los Angeles production facility. The asset sale was completed in 2008. See Note (B), Sale of Assets, to the Notes to Consolidated Financial Statements for additional information.

Deferred Subscription Cost Write-Off

In 2008, we recorded a $4.8 million charge related to the write-off of deferred subscription costs.

Nonoperating Income (Expense)

Nonoperating expense increased $5.3 million in 2008, reflecting unfavorable foreign currency exchange rate fluctuations of $1.5 million related to the strengthening of the U.S. dollar against the pound sterling and euro. The increase also reflects a $2.0 million charge on certain investments deemed to be other-than-temporarily impaired as a result of adverse market conditions. We also recorded $2.0 million less in investment income as a result of sales of investments and lower interest rates during 2008.

Income Tax Benefit (Expense)

In 2008, we had a net income tax benefit of $9.8 million compared to a net income tax expense of $1.9 million in 2007. This reduction was due primarily to the reversal of deferred tax liabilities associated with the impairment charges on goodwill and other intangible assets. In 2008, our effective tax rate differed from the U.S. statutory rate primarily as a result of the NOL carryforwards and the effect of the deferred tax treatment of certain indefinite-lived intangible assets.

In 2007, we recognized a tax benefit associated with the decrease of $2.4 million in the valuation allowance related to the realization of our U.K. NOLs and the effect of the deferred tax treatment of certain acquired intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had $24.5 million in cash and cash equivalents compared to $25.2 million in cash and cash equivalents and $6.1 million of marketable securities and short-term investments at December 31, 2008. During 2009, we sold investments related to our now-terminated deferred compensation plan that were included in marketable securities and short-term investments at December 31, 2008. At December 31, 2009 and 2008, our outstanding debt consisted solely of the $115.0 million principal amount of our 3.00% convertible senior subordinated notes due 2025, or convertible notes, with a carrying value of $104.1 million at December 31, 2009 and $99.8 million at December 31, 2008.

At December 31, 2009, cash generated from our operating activities, existing cash and cash equivalents and marketable securities and short-term investments were fulfilling our liquidity requirements. At December 31, 2009, we also had a $30.0 million credit facility. This facility can be used for revolving borrowings, issuing letters of credit or a combination of both. As of February 26, 2010, there were no borrowings and $0.8 million in letters of credit outstanding under this facility, resulting in $29.2 million of available borrowings under this facility.

Our future net cash flows from operating activities are dependent on many factors, including industry specific trends and overall economic conditions. As described above, market driven trends are negatively impacting our revenues, primarily within our mature television and print businesses. We expect that these trends will continue for the foreseeable future. In response to these market driven trends, we have taken a number of significant actions designed to reduce our overall cost structure and preserve cash flow, some of which are described in “Restructuring Expense” above. We believe cash generated from operations, our existing cash and cash equivalents and funds available under our credit facility will provide sufficient liquidity to fund our operations and meet our expected capital expenditure requirements and other contractual obligations as they become due through 2011. A prolonged continuation of the economic and industry trends described above could adversely affect our future net cash flows from operating activities, which could require us to seek other sources of funds.

As discussed below, holders of our convertible notes may require us to purchase all or a portion of the convertible notes at a purchase price in cash equal to 100% of the principal amount of the convertible notes beginning on the first put date of March 15, 2012. We believe that this put option will likely be exercised by holders of our convertible notes because the trading price of the convertible notes is significantly below the put option purchase price. As a result, we expect to be required to refinance this obligation prior to the put date. We cannot be certain whether such refinancing will take the form of debt, equity or a combination thereof. Issuance of debt would likely increase our interest expense, and the issuance of equity could be dilutive to our existing stockholders.

Debt Financing

In March 2005, we issued and sold $115.0 million aggregate principal amount of our convertible notes, which included $15.0 million due to the initial purchasers’ exercise of the over-allotment option. The convertible notes bear interest at a rate of 3.00% per annum on the principal amount of the notes, payable in arrears on March 15th and September 15th of each year, payment of which began on September 15, 2005. In addition, under certain circumstances beginning in 2012, if the trading price of the convertible notes exceeds a specified threshold during a prescribed measurement period prior to any semiannual interest period, contingent interest will become payable on the convertible notes for that semiannual interest period at an annual rate of 0.25% per annum.

The convertible notes are convertible into cash and, if applicable, shares of our Class B common stock, or Class B stock, based on an initial conversion rate, subject to adjustment, of 58.7648 shares per $1,000 principal amount of the convertible notes (which represents an initial conversion price of approximately $17.02 per share) only under the following circumstances: (a) during any fiscal quarter after the fiscal quarter ending March 31, 2005, if the closing sale price of Class B stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on that trading day; (b) during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of convertible notes over that five consecutive trading day period was equal to or less than 95% of the average conversion value of the convertible notes during that period; (c) upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes; or (d) if we have called the convertible notes for redemption. Upon conversion of a convertible note, a holder will receive cash in an amount equal to the lesser of the aggregate conversion value of the note being converted and the aggregate principal amount of the note being converted. If the aggregate conversion value of the convertible note being converted is greater than the cash amount received by the holder, the holder will also receive an amount in whole shares of Class B stock equal to the aggregate conversion value less the cash amount received by the holder. A holder will receive cash in lieu of any fractional shares of Class B stock. The maximum conversion rate, subject to adjustment, is 76.3942 shares per $1,000 principal amount of convertible notes.

The convertible notes mature on March 15, 2025. On or after March 15, 2010, if the closing price of Class B stock exceeds a specified threshold, we may redeem any of the convertible notes at a redemption price in cash equal to 100% of the principal amount of the convertible notes plus any accrued and unpaid interest up to, but excluding, the redemption date. On or after March 15, 2012, we may at any time redeem any of the convertible notes at the same redemption price. On each of March 15, 2012, March 15, 2015 and March 15, 2020, or upon the occurrence of a fundamental change, as specified in the indenture governing the convertible notes, holders may require us to purchase all or a portion of their convertible notes at a purchase price in cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest up to, but excluding, the purchase date.

The convertible notes are unsecured senior subordinated obligations of Playboy Enterprises, Inc. and rank junior to all of the issuer’s senior debt, including its guarantee of our subsidiary PEI Holdings, Inc., or Holdings, borrowings under our credit facility; equally with all of the issuer’s future senior subordinated debt; and, senior to all of the issuer’s future subordinated debt. In addition, the assets of the issuer’s subsidiaries are subject to the prior claims of all creditors, including trade creditors, of those subsidiaries.

At the beginning of 2009, we adopted FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1, which is incorporated in ASC Topic 470, Debt. The convertible notes had a carrying value of $104.1 million at December 31, 2009 and $99.8 million at December 31, 2008. The difference between the principal amount of $115.0 million and the financing obligation carrying value reflects the discount associated with applying the estimated 7.75% nonconvertible borrowing rate at the time of issuance of our convertible notes. The total discount will be amortized to interest expense under the effective interest rate method over a seven-year term, representing the period beginning on the issuance date of the convertible notes of March 15, 2005 and ending on the first put date of March 15, 2012. See “Recently Issued Accounting Standards” below.

Credit Facility

At December 31, 2009, our $30.0 million credit facility provided for revolving borrowings, the issuance of letters of credit or a combination of both of up to $30.0 million outstanding at any time. Borrowings under the credit facility bear interest at a variable rate, equal to a specified LIBOR or base rate plus a specified borrowing margin based on our Adjusted EBITDA, as defined in the credit agreement. We pay fees on the outstanding amount of letters of credit based on the margin that applies to borrowings that bear interest at a rate based on LIBOR. All amounts outstanding under the credit facility will mature on January 31, 2011. The obligations of Holdings as borrower under the credit facility are guaranteed by us and each of our other U.S. subsidiaries. The obligations of the borrower and nearly all of the guarantors under the credit facility are secured by a first-priority lien on substantially all of the borrower’s and the guarantors’ assets.

Cash Flows From Operating Activities

Net cash used for operating activities was $0.7 million in 2009 compared to net cash provided by operating activities of $3.8 million in 2008. This unfavorable variance was primarily due to payments of our now-terminated deferred compensation plan combined with the operating and nonoperating results previously discussed.

Cash Flows From Investing Activities

Net cash provided by investing activities was $3.2 million for 2009 and $4.3 million for 2008. 2009 reflected $6.8 million of net proceeds of marketable securities and investments, offset by $3.6 million of capital expenditures. 2008 reflected $10.3 million of net proceeds of marketable securities and investments and $5.1 million in net proceeds from the sale of our Los Angeles production facility, offset by $11.0 million of capital expenditures.

Cash Flows From Financing Activities

Net cash used for financing activities of $3.4 million for 2009 and $2.6 million for 2008 were primarily due to payments related to our acquisitions of Club Jenna, Inc. and related companies, or Club Jenna, and the Califa Entertainment Group, Inc., or Califa. See Note (P), Commitments and Contingencies, to the Notes to Consolidated Financial Statements for additional information relating to the Club Jenna and Califa acquisition liabilities.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The positive effect of foreign currency exchange rates on cash and cash equivalents during 2009 of $0.3 million was due to the weakening of the U.S. dollar against foreign currencies, primarily the pound sterling. This compares to the negative effect of foreign currency exchange rates on cash and cash equivalents during 2008 of $1.0 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the pound sterling.

Contractual Obligations

The following table sets forth a summary of our contractual obligations and commercial commitments at December 31, 2009, as further discussed in the Notes to Consolidated Financial Statements (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Long-term financing obligations (1)	$3,450	$3,450	$3,450	$3,450	$3,450	$151,225	$168,475
Operating leases (2)	6,611	6,636	6,429	5,411	6,035	30,376	61,498
Purchasing obligations:
Licensed programming commitments (3)	5,645	3,906	-	-	-	-	9,551
Other:
Acquisition liabilities (4)	5,300	750	-	-	-	-	6,050
Transponder service and other agreements (5)	8,593	7,704	7,450	3,954	2,229	-	29,930
Total obligations	$29,599	$22,446	$17,329	$12,815	$11,714	$181,601	$275,504

(1)	Includes interest and principal commitments.
(2)	Net of sublease income.
(3)
Represents our noncancelable obligations to license programming from other studios. Typically, the licensing of the programming allows us access to specific titles or in some cases the studio’s entire library over an extended period of time. We broadcast this programming on our networks throughout the world, as appropriate.

(4)	Includes interest and principal related to the acquisitions of Califa and Club Jenna.
(5)
Represents our obligations under a services agreement under which Broadcast Facilities, Inc., or BFI, is providing us with certain satellite transmission and other related services. Also reflects our obligations under two international transponder agreements.

We have excluded from the above table uncertain tax liabilities as defined in ASC Topic 740 due to the uncertainty of the amount and period of payment. At December 31, 2009, our expected payment for significant contractual obligations includes $8.0 million for unrecognized tax benefits. We cannot make a reasonably reliable estimate as to if or when such amounts may be settled.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S., which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We believe that of our significant accounting policies, the following are the more complex and critical areas. For additional information about our accounting policies, see Note (A), Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements.

Revenue Recognition

Domestic Television

Our domestic television revenues were $50.5 million and $62.6 million for the years ended December 31, 2009 and 2008, respectively. In order to record our revenues, we estimate the number of PPV and VOD buys and monthly subscriptions using a number of factors including, but not exclusively, the average number of buys and subscriptions in the prior three months based on actual payments received and historical data by geographic location. Upon recording the revenue, we also record the related receivable. We have reserves for uncollectible receivables based on our experience and monitor and adjust these reserves on a quarterly basis. At December 31, 2009 and 2008, we had receivables of $8.9 million and $12.8 million, respectively, related to domestic television. We record adjustments to revenue on a monthly basis as we obtain actual payments from the providers. Actual subscriber information and payment are generally received within three months. Historically, our adjustments have not been material. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, only the most recent two to three months would not have been fully adjusted to actual based on payments received.

International Television

Our international television revenues were $42.6 million and $49.8 million for the years ended December 31, 2009 and 2008, respectively. In order to record our revenues, we estimate the number of PPV and VOD buys and monthly subscriptions using a number of factors including, but not exclusively, the average number of buys and subscriptions in the prior month based on subscription and billing reports provided by platform operators. International TV third-party revenues are recognized upon identification of programming scheduled for networks, delivery of programming to customers and/or upon the commencement of the license term. Upon recording the revenue, we also record the related receivable. We have reserves for uncollectible receivables based on our experience and monitor and adjust these reserves on a monthly basis. At December 31, 2009 and 2008, we had receivables of $7.9 million and $6.8 million, respectively, related to international television. We record adjustments to revenue on a monthly basis as we obtain subscription and billing reports from the platform operators. Actual subscriber information is generally received within one month. Historically, our adjustments have not been material. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, only the most recent month would not have been fully adjusted to actual based on the prior month’s reports.

Domestic Magazine

Our Playboy magazine revenues were $55.0 million and $68.0 million for the years ended December 31, 2009 and 2008, respectively, of which 9.2% and 10.0% were derived from newsstand sales in the respective years. Our print run, which is developed with input from our national newsstand distributor, varies each month based on expected sales. Our expected sales are based on analyses of historical demand based on a number of variables, including content, time of year and the cover price. We record our revenues for each month’s issue utilizing our expected sales. Our revenues are recorded net of a provision for estimated returns. Substantially all of the magazines to be returned are returned within 90 days of the date that the subsequent issue goes on sale. We adjust our provision for returns based on actual returns of the magazine. Historically, our annual adjustments to Playboy magazine newsstand revenues have not been material. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, only the most recent two to three issues would not have been fully adjusted to actual based on actual returns received.

Consumer Products Licensing

Our consumer products licensing revenues were $29.0 million and $33.1 million for the years ended December 31, 2009 and 2008, respectively. Our license agreements vary but, in general, carry a guaranteed minimum royalty as well as a formula for computing earned royalties in excess of the minimum. Guaranteed minimum royalties are recognized on a straight-line basis over the terms of the related agreements. Royalties in excess of the minimum guarantees are estimated and recorded based upon historical results and current expectations of each licensee’s sales. Our license agreements, in general, require our licensees to report their actual sales results to us on a quarterly basis. We record adjustments to revenue on a monthly basis as we obtain sales reports from our licensees. Historically, our adjustments have not been material. At any point, our exposure to a material adjustment to revenue is mitigated because, generally, we receive actual sales reports from our licensees for the most recent quarter within 45 days of the end of the quarter.

Deferred Revenues

We had deferred revenues related to Playboy magazine subscriptions and digital subscriptions of $19.4 million and $3.1 million, respectively, at December 31, 2009 and $27.5 million and $3.2 million, respectively, at December 31, 2008. Sales of Playboy magazine and digital subscriptions, less estimated cancellations, are deferred and recognized as revenues proportionately over the subscription periods. Our estimates of cancellations are based on historical experience and current marketplace conditions and are adjusted monthly on the basis of actual results. We have not experienced significant deviations between estimated and actual results.

Stock-Based Compensation

Our stock-based compensation expense related to stock options was $0.7 million and $1.4 million for the years ended December 31, 2009 and 2008, respectively. We estimate the value of stock options on the date of grant using the Lattice Binomial model, or Lattice model. The Lattice model requires extensive analysis of actual exercise and cancellation data and involves a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and stock option exercises and cancellations. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We measure stock-based compensation cost at the grant date based on the value of the award and recognize the expense over the vesting period. Compensation expense, as recognized under ASC Topic 718, Compensation–Stock Compensation, for all stock-based compensation awards is recognized using the straight-line attribution method.

Goodwill

We had no goodwill at December 31, 2009 and $27.8 million of goodwill at December 31, 2008. In accordance with ASC Topic 350, we do not amortize goodwill, but subject it to annual impairment tests. We conduct our annual impairment testing of goodwill as of October 1st of each year, or in between annual tests if events occur or circumstances change that would indicate impairment of our goodwill. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit based on an analysis using a combined weighted forecasted-discounted cash flow and market multiple approach, an impairment loss is recognized to the extent the implied fair value of the reporting unit’s goodwill is less than its carrying amount.

For the annual impairment testing as of October 1, 2008, we made assumptions to determine the estimated fair value using a combined forecasted-discounted cash flows and market multiples approach for the Entertainment Group, which was the reporting unit for our goodwill. Management believed these assumptions were consistent with those that would be utilized by a market participant in performing similar valuations. The assumptions for our forecasted-discounted cash flow analysis include projections of revenues, cost of sales, selling, general and administrative costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years, a growth rate thereafter and discount rates. The valuations employ present value techniques to measure fair value and consider market factors. We assumed a discount rate of 14.0%, which was based on the weighted average cost of capital derived from public companies considered to be reasonably comparable to our Entertainment Group with respect to their cost of equity, cost of debt, capital structure and inherent market risk. We also assumed modest growth over the next five years and an annual growth rate of 3.0% thereafter, which took into account management’s assumptions on Company-specific and macroeconomic risks. The migration from linear networks to the more competitive VOD platform and competition from online content combined with weakness in the overall economy resulted in our lowering forecasted growth of the Entertainment Group compared to our forecasts used in the 2007 impairment testing. Market multiples for comparable companies vary, reflecting differing investor sentiment toward each of the companies, as well as the specific industry and the general economy. The multiples selected and applied to the financial results of our Entertainment Group are at a discount to the comparable companies’ median multiples given the groups’ recent financial performance, partially offset by projected operational improvement. The selected multiples give consideration to such factors as size, profitability and historical and projected trends in revenues.

In addition to our annual impairment testing, we tested a portion of our goodwill for impairment as of January 1, 2009 due to a realignment of our operating segments, which are also our reporting units as defined in ASC Topic 350. In concert with the integration of our print and digital businesses in the first quarter of 2009, we moved the reporting of our digital business from the Entertainment Group into the Print/Digital Group, which we formerly called the Publishing Group. Interim testing of goodwill was also necessitated by lower expected financial results in the new Print/Digital Group than that of the former Entertainment Group, which contained the digital business’ assets prior to the realignment of our operating segments.

For the annual impairment testing as of October 1, 2009, we followed the same procedures that we did for the annual impairment testing as of October 1, 2008. The continuing migration from linear networks to the more competitive VOD platform and competition from online content combined with continued weakness in the overall economy resulted in our further lowering forecasted growth of the Entertainment Group compared to our forecasts used in the 2008 impairment testing. Accordingly, for the annual impairment testing as of October 1, 2009, we assumed lower projected cash flow growth over the next five years and an annual growth rate of 0.5% thereafter. We also assumed a discount rate of 13.0% as a result of changes in the overall business climate. If the discount rate used in the forecasted-discounted cash flow analysis as of October 1, 2009 was 1.0% lower and the growth rate used was 1.0% higher, the change in the estimated fair value would not have affected the goodwill impairment charge recorded in 2009.

Based on these impairment tests, we concluded the fair values of the reporting units tested based on the equally weighted forecasted-discounted cash flow and market multiple analyses were lower than the carrying values for each impairment test. This determination required fair value estimates be made for the applicable reporting units’ assets and liabilities, including intangible assets, to derive the fair value of the reporting units’ goodwill. The fair value of the intangible assets were generally determined using forecasted-discounted cash flow analyses and discount rates that reflected the nature and characteristics, inherent risk and expected duration of the projected cash flows for each asset. For each of our impairment tests, the fair value of goodwill was compared to its carrying value, resulting in goodwill impairment charges of $5.5 million related to our Print/Digital Group and $22.2 million related to our Entertainment Group in 2009 and $105.8 million related to our Entertainment Group in 2008.

As a result of the impairment charges to our goodwill in the current year, we have no remaining goodwill at December 31, 2009.

RELATED PARTY TRANSACTIONS

Hugh M. Hefner

We own a 29-room mansion located on five and one-half acres in Los Angeles. The Playboy Mansion is used for various corporate activities and serves as a valuable location for motion picture and television production, magazine photography and for online, advertising, marketing and sales events. It also enhances our image, as we host many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increases public awareness of us and our products and services. Its facilities include a tennis court, swimming pool, gymnasium and other recreational facilities as well as extensive film, video, sound and security systems. The Playboy Mansion also includes accommodations for guests and serves as an office and residence for Hugh M. Hefner, our Editor-in-Chief and Chief Creative Officer, or Mr. Hefner. It has a full-time staff that performs maintenance, serves in various capacities at the functions held at the Playboy Mansion and provides our and Mr. Hefner’s guests with meals, beverages and other services.

Under a 1979 lease entered into with Mr. Hefner, the annual rent Mr. Hefner pays to us for his use of the Playboy Mansion is determined by independent experts who appraise the value of Mr. Hefner’s basic accommodations and access to the Playboy Mansion’s facilities, utilities and attendant services based on comparable hotel accommodations. In addition, Mr. Hefner is required to pay the sum of the per-unit value of non-business meals, beverages and other benefits he and his personal guests receive. These standard food and beverage per-unit values are determined by independent expert appraisals based on fair market values. Valuations for both basic accommodations and standard food and beverage units are reappraised every three years and are annually adjusted between appraisals based on appropriate consumer price indexes. Mr. Hefner is also responsible for the cost of all improvements in any Hefner residence accommodations, including capital expenditures, that are in excess of normal maintenance for those areas.

Mr. Hefner’s usage of Playboy Mansion services and benefits is recorded through a system initially developed by the professional services firm of PricewaterhouseCoopers LLP, and now administered by us, with appropriate modifications approved by the Audit and Compensation Committees of the Board of Directors. The lease dated June 1, 1979, as amended, between Mr. Hefner and us renews automatically at December 31st each year and will continue to renew unless either Mr. Hefner or we terminate it. The rent charged to Mr. Hefner during 2009 included the appraised rent and the appraised per-unit value of other benefits, as described above. Within 120 days after the end of our fiscal year, the actual charge for all benefits for that year is finally determined. Mr. Hefner pays or receives credit for any difference between the amount finally determined and the amount he paid over the course of the year. We estimated the sum of the rent and other benefits payable for 2009 to be $0.8 million, and Mr. Hefner paid that amount. The actual rent and other benefits paid were $0.7 million for each of 2008 and 2007.

We purchased the Playboy Mansion in 1971 for $1.1 million and in the intervening years have made substantial capital improvements at a cost of $14.4 million through 2009 (including $2.7 million to bring the Hefner residence accommodations to a standard similar to the Playboy Mansion’s common areas). The Playboy Mansion is included in our Consolidated Balance Sheets at December 31, 2009 and 2008, at a net book value of $1.2 million and $1.3 million, respectively, including all improvements and after accumulated depreciation. We incur all operating expenses of the Playboy Mansion, including depreciation and taxes, which were $2.3 million, $1.9 million and $2.8 million for 2009, 2008 and 2007, respectively, net of rent received from Mr. Hefner.

Crystal Harris, Holly Madison, Bridget Marquardt, Karissa Shannon, Kristina Shannon and Kendra Wilkinson, the stars of The Girls Next Door on E! Entertainment Television, resided in the mansion with Mr. Hefner at various times in 2009 and 2008. The value of rent, food and beverage and other personal benefits for their use of the Playboy Mansion was charged to Alta Loma Entertainment, our production company. The aggregate amount of these charges was $0.3 million and $0.4 million in 2009 and 2008, respectively. In addition, each of these individuals receives or has received payments for services rendered on our behalf, including appearance fees.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, or Statement 168. Statement 168, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles, establishes only two levels of U.S. generally accepted accounting principles, or GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification™, or the Codification, is now the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission, or SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. We adopted Statement 168 beginning with the third quarter of 2009. As the Codification does not change or alter existing GAAP, the adoption of Statement 168 did not impact our results of operations or financial condition.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or Statement 167. Statement 167, which is incorporated in ASC Topic 810, Consolidation, changes the approach to determining the primary beneficiary of a variable interest entity, or VIE, and requires companies to more frequently assess whether they must consolidate VIEs. We are required to adopt Statement 167 at the beginning of 2010. We do not expect the adoption of Statement 167 to have a significant impact on our future results of operations or financial condition.

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

In May 2008, the FASB issued FSP APB 14-1, which is incorporated in ASC Topic 470, Debt, which specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted FSP APB 14-1 at the beginning of 2009 and applied FSP APB 14-1 retrospectively to all applicable prior periods. In applying FSP APB 14-1, we reclassified $29.1 million of the carrying value of our convertible notes and $1.2 million of the issuance costs related to the convertible notes to equity retroactive to the March 2005 issuance date. These amounts represent the equity component of the proceeds from the convertible notes calculated assuming a 7.75% nonconvertible borrowing rate. The discount is being accreted to “Interest expense” and the debt issuance costs are being amortized to “Amortization of deferred financing fees” over a seven-year term, which represents the period beginning on the March 15, 2005 issuance date of the convertible notes and ending on the first put date of March 15, 2012. Accordingly, in 2008, 2007, 2006 and 2005, we recorded $4.0 million, $3.8 million, $3.5 million and $2.6 million of additional noncash interest expense and $0.3 million, $0.2 million, $0.3 million and $0.2 million of additional amortization of deferred financing fees, or $0.13, $0.12, $0.11 and $0.08 per basic and diluted share on a combined basis, respectively. For the year ended December 31, 2009, we recognized additional noncash interest expense of $4.4 million and additional amortization of deferred financing fees of $0.3 million, or $0.14 per basic and diluted share on a combined basis. On January 1, 2009, as a result of adopting FSP APB 14-1, we reduced the carrying value of the debt in “Financing obligations” by $15.2 million, decreased “Other noncurrent assets” by $2.2 million, increased “Capital in excess of par value” by $27.9 million and increased “Accumulated deficit” by $14.9 million on our Consolidated Balance Sheet.

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

We prepared sensitivity analyses to determine the impact of a hypothetical 10% devaluation of the U.S. dollar relative to the foreign currencies of the countries to which we have exposure, primarily Japan and Germany. Based on our sensitivity analyses at December 31, 2009 and 2008, such a change in foreign currency exchange rates would affect our annual consolidated operating results, financial position and cash flows by approximately $0.1 million and $0.1 million, respectively.

At December 31, 2009 and 2008, we did not have any floating interest rate exposure. All of our outstanding debt as of those dates consisted of our convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes will be influenced by changes in market interest rates, the share price of Class B stock and our credit quality. At December 31, 2009, the convertible notes had an implied fair value of $100.1 million. The fair value does not necessarily represent the purchase price for the entire convertible note portfolio.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data are set forth in this Annual Report on Form 10-K as follows:

The supplementary data regarding quarterly results of operations are set forth in Note (V), Quarterly Results of Operations (Unaudited), to the Notes to Consolidated Financial Statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	12/31/09	12/31/08	12/31/07
Net revenues	$240,353	$292,147	$339,840
Costs and expenses
Cost of sales	(184,890)	(236,328)	(268,243)
Selling and administrative expenses	(48,405)	(51,294)	(59,601)
Restructuring expense	(19,148)	(6,783)	(445)
Impairment charges	(27,724)	(146,536)	(1,508)
Deferred subscription cost write-off	-	(4,820)	-
Recoveries from (provisions for) reserves	39	(4,121)	-
Total costs and expenses	(280,128)	(449,882)	(329,797)
Operating income (loss)	(39,775)	(157,735)	10,043
Nonoperating income (expense)
Investment income	741	479	2,511
Interest expense	(8,686)	(8,500)	(8,623)
Amortization of deferred financing fees	(717)	(623)	(756)
Impairment charge on investments	-	(2,033)	(88)
Other, net	(182)	(1,805)	(249)
Total nonoperating expense	(8,844)	(12,482)	(7,205)
Income (loss) before income taxes	(48,619)	(170,217)	2,838
Income tax benefit (expense)	(2,659)	9,850	(1,928)
Net income (loss)	$(51,278)	$(160,367)	$910

Weighted average number of common shares outstanding
Basic	33,447	33,307	33,246
Diluted	33,447	33,307	33,281

Basic and diluted earnings (loss) per common share	$(1.53)	$(4.81)	$0.03

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	Dec. 31,	Dec. 31,
	2009	2008
Assets
Cash and cash equivalents	$24,569	$25,192
Marketable securities and short-term investments	-	6,139
Receivables, net of allowance for doubtful accounts of $3,834 and $4,084, respectively	31,942	40,428
Receivables from related parties	2,897	2,061
Inventories	3,951	7,341
Deferred tax asset	1,487	2,268
Prepaid expenses and other current assets	5,048	9,127
Total current assets	69,894	92,556
Property and equipment, net	18,438	20,319
Programming costs, net	47,516	52,056
Goodwill	-	27,758
Trademarks, net	43,964	42,503
Distribution agreements, net of accumulated amortization of $6,751 and $6,126, respectively	11,513	12,138
Deferred tax asset	-	180
Other noncurrent assets	5,507	6,078
Total assets	$196,832	$253,588

Liabilities
Acquisition liabilities	$4,802	$2,785
Accounts payable	21,138	24,816
Accrued salaries, wages and employee benefits	10,123	9,159
Deferred revenues	27,417	36,402
Other current liabilities and accrued expenses	17,519	19,557
Total current liabilities	80,999	92,719
Financing obligations	104,128	99,763
Acquisition liabilities	703	5,419
Deferred tax liability	7,706	7,783
Other noncurrent liabilities	25,592	19,785
Total liabilities	219,128	225,469

Shareholders’ equity (deficit)
Common stock, $0.01 par value
Class A voting – 7,500,000 shares authorized; 4,864,102 issued	49	49
Class B nonvoting – 75,000,000 shares authorized; 29,014,343 and 28,868,900 issued, respectively	289	288
Capital in excess of par value	260,379	259,240
Accumulated deficit	(274,964)	(223,686)
Treasury stock, at cost – 381,971 shares	(5,000)	(5,000)
Accumulated other comprehensive loss	(3,049)	(2,772)
Total shareholders’ equity (deficit)	(22,296)	28,119
Total liabilities and shareholders’ equity (deficit)	$196,832	$253,588

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Class A Common Stock	Class B Common Stock	Capital in Excess of Par Value	Accum. Deficit	Treasury Stock	Accum. Other Comp. Loss(1)	Total
Balance at December 31, 2006	$49	$287	$255,680	$(64,229)	$(5,000)	$(1,792)	$184,995
Net income	-	-	-	910	-	-	910
Shares issued or vested under stock plans, net	-	1	2,058	-	-	-	2,059
Other comprehensive income	-	-	-	-	-	705	705
Balance at December 31, 2007	49	288	257,738	(63,319)	(5,000)	(1,087)	188,669
Net loss	-	-	-	(160,367)	-	-	(160,367)
Shares issued or vested under stock plans, net	-	-	1,502	-	-	-	1,502
Other comprehensive loss	-	-	-	-	-	(1,685)	(1,685)
Balance at December 31, 2008	49	288	259,240	(223,686)	(5,000)	(2,772)	28,119
Net loss	-	-	-	(51,278)	-	-	(51,278)
Shares issued or vested under stock plans, net	-	1	1,139	-	-	-	1,140
Other comprehensive loss	-	-	-	-	-	(277)	(277)
Balance at December 31, 2009	$49	$289	$260,379	$(274,964)	$(5,000)	$(3,049)	$(22,296)

(1)	Accumulated other comprehensive loss consisted of the following:

	Dec. 31,	Dec. 31,
	2009	2008
Unrealized loss on marketable securities	$-	$(46)
Actuarial liability adjustment	(2,082)	(1,374)
Foreign currency translation loss	(967)	(1,352)
Accumulated other comprehensive loss	$(3,049)	$(2,772)

Comprehensive income (loss) was as follows:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	12/31/09	12/31/08	12/31/07
Net income (loss)	$(51,278)	$(160,367)	$910
Change in unrealized gain (loss) on marketable securities	46	(243)	(50)
Derivative gain (loss)	-	78	(183)
Actuarial gain (loss) on liability	(708)	(798)	975
Foreign currency translation gain (loss)	385	(722)	(37)
Total other comprehensive income (loss)	(277)	(1,685)	705
Comprehensive income (loss)	$(51,555)	$(162,052)	$1,615

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	12/31/09	12/31/08	12/31/07
Cash flows from operating activities
Net income (loss)	$(51,278)	$(160,367)	$910
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation of property and equipment	5,115	4,692	4,963
Amortization of intangible assets	1,645	2,283	2,300
Amortization of investments in entertainment programming	29,353	32,483	33,935
Stock-based compensation	1,015	1,245	1,856
Impairment charges	27,724	146,536	1,508
Noncash interest expense	4,365	4,045	3,749
Payments of deferred compensation plan	(5,304)	(185)	(429)
Impairment charge on investments	-	2,033	-
Provisions for (recoveries from) reserves	(39)	4,121	-
Deferred subscription cost write-off	-	4,820	-
Amortization of deferred financing fees	717	623	756
Equity (income) loss in operations of investments	(402)	126	(129)
Deferred income taxes	884	(12,863)	(854)
Changes in current assets and liabilities:
Receivables	8,525	11,034	(2,342)
Receivables from related parties	(836)	(357)	87
Inventories	3,390	4,022	1,236
Deferred subscription acquisition costs	-	(91)	1,234
Prepaid expenses and other current assets	4,067	5,550	(3,565)
Accounts payable	(3,903)	(12,167)	8,746
Accrued salaries, wages and employee benefits	964	989	3,443
Deferred revenues	(8,985)	(5,180)	(1,095)
Acquisition liability interest	601	834	1,274
Accrued litigation settlements	-	-	(1,800)
Other current liabilities and accrued expenses	3,300	5,091	522
Net change in current assets and liabilities	7,123	9,725	7,740
Investments in entertainment programming	(24,840)	(30,200)	(34,405)
Increase in trademarks	(1,687)	(1,656)	(1,704)
(Increase) decrease in other noncurrent assets	(342)	(330)	3,511
Increase (decrease) in other noncurrent liabilities	5,408	(5,691)	1,234
Other, net	(137)	2,360	(712)
Net cash provided by (used for) operating activities	(680)	3,800	24,229
Cash flows from investing activities
Payments for acquisitions	-	(60)	(105)
Purchases of investments	(94)	(1,066)	(36,846)
Proceeds from sales of investments	6,873	11,355	26,377
Purchases of assets held for sale	-	(6,895)	-
Proceeds from assets held for sale	-	12,000	-
Additions to property and equipment	(3,607)	(10,985)	(8,493)
Other, net	-	-	88
Net cash provided by (used for) investing activities	3,172	4,349	(18,979)
Cash flows from financing activities
Payment of acquisition liabilities	(3,300)	(2,700)	(11,669)
Payment of deferred financing fees	(174)	-	(212)
Proceeds from stock-based compensation	81	118	163
Net cash used for financing activities	(3,393)	(2,582)	(11,718)
Effect of exchange rate changes on cash and cash equivalents	278	(978)	323
Net increase (decrease) in cash and cash equivalents	(623)	4,589	(6,145)
Cash and cash equivalents at beginning of year	25,192	20,603	26,748
Cash and cash equivalents at end of year	$24,569	$25,192	$20,603

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)	Summary of Significant Accounting Policies

Organization: Playboy Enterprises, Inc., together with its subsidiaries through which we conduct business, is a global media and lifestyle company marketing the Playboy brand through a wide range of multimedia properties and licensing initiatives with operations in the following business segments: Entertainment, Print/Digital and Licensing.

Principles of Consolidation: The consolidated financial statements include our accounts and all majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the U.S., or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Reclassifications: Certain amounts reported for prior periods have been reclassified to conform to the current year’s presentation.

New Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, or Statement 168. Statement 168, which is incorporated in FASB Accounting Standards Codification, or ASC, Topic 105, Generally Accepted Accounting Principles, establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification™, or the Codification, is now the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission, or SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. We adopted Statement 168 beginning with the third quarter of 2009. As the Codification does not change or alter existing GAAP, the adoption of Statement 168 did not impact our results of operations or financial condition.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or Statement 167. Statement 167, which is incorporated in ASC Topic 810, Consolidation, changes the approach to determining the primary beneficiary of a variable interest entity, or VIE, and requires companies to more frequently assess whether they must consolidate VIEs. We are required to adopt Statement 167 at the beginning of 2010. We do not expect the adoption of Statement 167 to have a significant impact on our future results of operations or financial condition.

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

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), or FSP APB 14-1. FSP APB 14-1 is incorporated in ASC Topic 470, Debt, and specifies that issuers of convertible debt instruments that may be settled in cash upon conversion should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We adopted FSP APB 14-1 at the beginning of 2009 and applied FSP APB 14-1 retrospectively to all applicable prior periods. In applying FSP APB 14-1, we reclassified $29.1 million of the carrying value of our 3.00% convertible senior subordinated notes due 2025, or convertible notes, and $1.2 million of the issuance costs related to the convertible notes to equity retroactive to the March 2005 issuance date. These amounts represent the equity component of the proceeds from the convertible notes calculated assuming a 7.75% nonconvertible borrowing rate. The discount is being accreted to “Interest expense” and the debt issuance costs are being amortized to “Amortization of deferred financing fees” over a seven-year term, which represents the period beginning on the March 15, 2005 issuance date of the convertible notes and ending on the first put date of March 15, 2012. Accordingly, in 2008, 2007, 2006 and 2005, we recorded $4.0 million, $3.8 million, $3.5 million and $2.6 million of additional noncash interest expense and $0.3 million, $0.2 million, $0.3 million and $0.2 million of additional amortization of deferred financing fees, or $0.13, $0.12, $0.11 and $0.08 per basic and diluted share on a combined basis, respectively. For the year ended December 31, 2009, we recognized additional noncash interest expense of $4.4 million and additional amortization of deferred financing fees of $0.3 million, or $0.14 per basic and diluted share on a combined basis. On January 1, 2009, as a result of adopting FSP APB 14-1, we reduced the carrying value of the debt in “Financing obligations” by $15.2 million, decreased “Other noncurrent assets” by $2.2 million, increased “Capital in excess of par value” by $27.9 million and increased “Accumulated deficit” by $14.9 million on our Consolidated Balance Sheet.

Revenue Recognition: Domestic and international TV direct-to-home, or DTH, and cable revenues are recognized based on estimates of pay-per-view and video-on-demand buys and monthly subscriber counts reported each month by the system operators and adjusted to actual. The net adjustments to actual have not been material. International TV third-party revenues are recognized upon identification of programming scheduled for networks, delivery of programming to customers and/or upon the commencement of the license term. Revenues from the sale of Playboy magazine and digital subscriptions are recognized proportionately over the subscription periods. Revenues from newsstand sales of Playboy magazine and special editions (net of estimated returns) and revenues from the sale of Playboy magazine advertisements are recorded when each issue goes on sale. Royalties from licensing our trademarks in our international magazine, consumer products licensing and location-based entertainment businesses are generally recognized on a straight-line basis over the terms of the related agreements.

Stock-Based Compensation: Stock-based compensation expense is based on awards ultimately expected to vest, reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Under the fair value recognition provisions of ASC Topic 718, Compensation–Stock Compensation, or ASC Topic 718, we measure stock-based compensation cost at the grant date based on the value of the award and recognize the expense over the vesting period. Compensation expense, as recognized under ASC Topic 718, for all stock-based compensation awards is recognized using the straight-line attribution method. Stock-based compensation expense is reflected in “Selling and administrative expenses” on our Consolidated Statements of Operations and the proceeds are reflected in “Proceeds from stock-based compensation” on our Consolidated Statements of Cash Flows. See Note (Q), Stock-Based Compensation.

Cash Equivalents: Cash equivalents are temporary cash investments with an original maturity of three months or less at the date of purchase and are stated at cost, which approximates fair value.

Marketable Securities and Short-Term Investments: Marketable securities and short-term investments are classified as available-for-sale securities, stated at fair value and accounted for under the specific identification method. Net unrealized holding gains and losses are included in “Accumulated other comprehensive loss.”

Accounts Receivable and Allowance for Doubtful Accounts: Trade receivables are reported at their outstanding unpaid balances less an allowance for doubtful accounts. The allowance for doubtful accounts is increased by charges to income and decreased by charge-offs (net of recoveries) or by reversals to income. We perform periodic evaluations of the adequacy of the allowance based on our past loss experience and adverse situations that may affect a customer’s ability to pay. A receivable balance is written off when we deem the balance to be uncollectible.

Inventories: Inventories are stated at the lower of cost (specific cost and average cost) or fair value.

Property and Equipment: Property and equipment are stated at cost less accumulated depreciation. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and are immediately expensed for preliminary project activities or post-implementation activities. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets. The useful life for building improvements is 10 years; furniture and equipment ranges from three to 10 years; and software ranges from one to five years. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the terms of the related leases. Repair and maintenance costs are expensed as incurred and major betterments are capitalized. Sales and retirements of property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts, after which any related gains or losses are recognized.

Advertising Costs: In 2007, direct response advertising costs, which consisted primarily of costs associated with the promotion of Playboy magazine subscriptions, principally the production of direct mail solicitation materials and postage, and the distribution of direct- and e-commerce catalog mailings, were capitalized in accordance with the American Institute of Certified Public Accountants’ Statement of Position 93-7, Reporting on Advertising Costs, which has been incorporated in ASC Topic 340, Other Assets and Deferred Costs. These capitalized direct response advertising costs were amortized over the period during which the future benefits were expected to be received, generally six to 12 months. In 2008, given the uncertainties of both the magazine environment as well as the economy in general, we began expensing these costs as incurred and wrote off the remaining capitalized amount. Also in 2008, we outsourced our e-commerce business. For 2009, 2008 and 2007, our advertising expense was $13.1 million, $22.9 million and $28.0 million, respectively.

Programming Amortization and Digital Content Costs: Original programming and film acquisition costs are primarily assigned to the domestic and international TV networks and are capitalized and amortized utilizing the straight-line method, generally over three years. Digital content expenditures are generally expensed as incurred. We believe that these methods provide a reasonable matching of expenses with total estimated revenues over the periods that revenues associated with films, programs and digital content are expected to be realized. Film and program costs are stated at the lower of unamortized cost or estimated net realizable value as determined on a specific identification basis and are classified on our Consolidated Balance Sheets as noncurrent assets. See Note (L), Programming Costs, Net.

Intangible Assets: In accordance with ASC, Topic 350, Intangibles–Goodwill and Other, or ASC Topic 350, we do not amortize goodwill and trademarks with indefinite lives, but subject them to annual impairment tests, or in between annual impairment tests if events occur or circumstances change that would indicate impairment of our goodwill and/or other intangible assets. Capitalized trademark costs include costs associated with the acquisition, registration and/or renewal of our trademarks. We expense certain costs associated with the defense of such trademarks. $41.4 million of the total $44.0 million of our trademarks at December 31, 2009 are indefinite-lived Playboy-branded trademarks. Our non-Playboy trademarks, totaling $2.6 million at December 31, 2009, are being amortized using the straight-line method over the lives of the trademarks, either 10 or 20 and one-quarter years; prior to our 2008 impairment testing, these non-Playboy trademarks were deemed to have indefinite lives. Copyright costs are being amortized using the straight-line method over 15 years. Noncompete agreements are being amortized using the straight-line method over the 10-year lives of the agreements. Distribution agreements are being amortized using the straight-line method over the lives of the agreements, which were determined to be 27 and one-half years. A program supply agreement is being amortized using the straight-line method over the 10-year life of the agreement. Other intangible assets continue to be amortized over their useful lives. The noncompete agreements, program supply agreement and copyright costs are all included in “Other noncurrent assets” on our Consolidated Balance Sheets.

We conduct our annual impairment testing of goodwill and indefinite-lived intangible assets as of every October 1st of each year, or in between annual tests if events or circumstances change that would indicate impairment of our goodwill and/or other intangible assets. If the carrying amount of the asset is not recoverable based on an analysis using a combined weighted forecasted-discounted cash flow and market multiple approach, such asset would be reduced by the estimated shortfall of fair value to recorded value. We must make assumptions regarding forecasted-discounted cash flows and market multiples to determine a reporting unit’s estimated fair value.

Based on the annual impairment testing as of October 1, 2009, we concluded goodwill required an impairment charge of $22.2 million, which reflected our entire goodwill balance at the time of impairment testing. In concert with the integration of our print and digital businesses in the first quarter of 2009, we moved the reporting of our digital business from the Entertainment Group into the Print/Digital Group, which we formerly called the Publishing Group. These businesses were combined in order to better focus on creating brand-consistent content that extends across print and digital platforms. Due to this realignment of our operating segments, which are also our reporting units as defined in ASC Topic 350, we conducted interim impairment testing of goodwill in accordance with ASC Topic 350. Interim testing of goodwill was also necessitated by lower expected financial results in the new Print/Digital Group than that of the former Entertainment Group, which contained the digital business’ assets prior to the realignment of our operating segments. As a result of this testing, the implied fair value of goodwill of the new Print/Digital operating segment was lower than its carrying value, and we recorded an impairment charge on the entire balance of the Print/Digital Group’s goodwill of $5.5 million in the first quarter of 2009.

We recorded no impairment charge in 2009 on our other indefinite-lived intangible assets, which consisted of $41.4 million of Playboy-branded trademarks at December 31, 2009. In 2009, the segment income of our Licensing Group was $21.0 million. Assuming that segment income remains flat in these businesses, though we believe that there will be future growth, the value of the Playboy trademarks would be recoverable in approximately two years. These trademarks also support other Playboy-branded businesses such as our international magazine, TV and digital businesses.

In accordance with ASC Topic 360, Property, Plant, and Equipment, or ASC Topic 360, we evaluate the potential impairment of finite-lived acquired intangible assets when appropriate. If the carrying amount of the asset is not recoverable based on a forecasted-undiscounted cash flow analysis, such asset would be reduced by the estimated shortfall of fair value to recorded value. Based on the results of an impairment analysis on finite-lived intangible assets performed as of October 1, 2009, no impairment charge was necessary in 2009. See Note (M), Intangible Assets.

If any estimates or related assumptions change in the future, we may be required to record additional impairment charges. See Note (M), Intangible Assets.

Derivative Financial Instruments: We account for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging, which requires all derivative instruments to be recognized as either assets or liabilities in the balance sheet at fair value regardless of the purpose or intent for holding the derivative instruments. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated as and qualifies as part of a hedging relationship and, further, on the type of relationship.

We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategies for undertaking various hedge transactions. When derivative instruments are designated and qualify as cash flow or fair value hedges, the effective portion of the gain or loss on the derivative instruments is deferred and reported as a component of “Accumulated other comprehensive loss” and is reclassified into earnings upon execution of the hedged transaction. At December 31, 2009, we had derivative instruments that were not effective and as such do not qualify for hedge accounting. We had no unrealized derivative gains or losses at December 31, 2009 or December 31, 2008.

Earnings per Common Share: We compute basic and diluted earnings per share, or EPS, in accordance with ASC Topic 260, Earnings Per Share. Basic EPS is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the dilutive effects, if any, of stock options and other potentially dilutive financial instruments. See Note (F), Earnings per Common Share.

Equity Investments: The equity method is used to account for our 19.0% investment in Playboy TV–Latin America, LLC, or PTVLA, since we have the ability to exercise influence over PTVLA.

Foreign Currency Translation: Assets and liabilities in foreign currencies related to our international TV operations were translated into U.S. dollars at the exchange rate existing at the balance sheet date. The net exchange differences resulting from these translations were included in “Accumulated other comprehensive loss” on our Consolidated Statements of Shareholders’ Equity (Deficit). Revenues and expenses were translated at average rates for the period.

Transaction gains and losses that arise from foreign exchange rate fluctuations on transactions denominated in a currency other than U.S. dollars, except those transactions that operate as a hedge transaction, are included in “Other, net” on our Consolidated Statements of Operations. Foreign currency transaction gains were immaterial in 2009, foreign currency transaction losses were $1.2 million in 2008 and foreign currency transaction gains were $0.3 million in 2007.

(B)	Sale of Assets

In 2008, we completed the sale of assets related to our Los Angeles production facility to Broadcast Facilities, Inc., or BFI, for $12.0 million. Our use of the facility for productions had significantly decreased since its inception, and we believed that linear networks and our need for their transmission capacity would decrease over the next several years. We recorded a $1.5 million charge on assets held for sale in 2007 and a $0.1 million unfavorable adjustment to this charge in 2008.

In connection with the sale of these assets, in 2008 we entered into an agreement to sublet the entirety of the leased production facility to BFI for a period equal to the remaining term of our lease. BFI assumed all of our liabilities and obligations under the existing facility lease as a part of the sublease and provided a letter of credit in the amount of $5.0 million to secure the performance of its obligations under the sublease.

Also in connection with the sale of these assets, we assigned our rights and obligations under our domestic transponder agreements to BFI and entered into a services agreement under which BFI is providing us with certain satellite transmission and other related services (including compression, uplink and playback) for our standard-definition cable channels. If we launch high-definition cable channels during the term of the services agreement, BFI will also provide such services for these channels. We also have a dedicated radio studio and office space at the BFI facility. The agreement includes other terms and conditions which are standard for an agreement of this nature and continues for an initial term of five years, after which we may renew the agreement for an additional three years on substantially the same terms and conditions.

(C)	Restructuring Expense

In the fourth quarter of 2009, we implemented a plan to outsource non-editorial functions of Playboy magazine and other domestic publications to American Media, Inc. through its wholly owned subsidiary, American Media Operations, Inc., as well as to reduce other overhead costs. As a result of this plan, we recorded a charge of $3.7 million related to a workforce reduction of 26 employees, most of whose positions will be eliminated by the end of the first quarter of 2010, and contract termination fees. Severance payments under this plan began in the fourth quarter of 2009 and will be completed by 2011.

In the second quarter of 2009, we recorded a charge of $9.3 million related to our plan to vacate our leased New York office space. The charge primarily reflected the discounted value of our remaining lease obligation net of estimated sublease income. In the fourth quarter of 2009, we recorded an unfavorable adjustment of $2.6 million due to changes in assumptions for estimated sublease income resulting from the difficult New York real estate market. We expect to record additional restructuring charges of $9.0 million over the remaining approximate nine-year term of the lease, or $1.0 million on average annually. The additional restructuring charges represent depreciation of leasehold improvements and furniture and equipment as well as accretion of the difference between the nominal and discounted remaining lease obligation net of estimated sublease income. We recorded an additional $0.8 million of these restructuring charges representing depreciation and accretion in the current year and expect to record $1.3 million in 2010.

In the first quarter of 2009, we implemented a restructuring plan to integrate our print and digital businesses in our Chicago office as well as to streamline operations across the Company, including the elimination of positions. As a result of this plan, we recorded a charge of $2.6 million related to the workforce reduction of 107 employees, whose positions were eliminated by the end of the second quarter of 2009. Severance payments under this plan began in the first quarter of 2009 and were substantially completed by the end of the year with some payments continuing into 2010. We subsequently recorded a favorable adjustment of $0.1 million as a result of changes in assumptions for this plan.

In the fourth quarter of 2008, we implemented a restructuring plan to lower overhead costs, primarily related to senior Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to 21 employees, most of whose positions were eliminated in the first quarter of 2009. Payments under this plan began in the fourth quarter of 2008 and were largely completed by the end of 2009 with some payments continuing into 2011. We recorded an unfavorable adjustment of $0.8 million during the current year as a result of changes in assumptions for this plan.

In the third quarter of 2008, we implemented a restructuring plan to reduce overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose positions were eliminated in the fourth quarter of 2008. Payments under this plan began in the fourth quarter of 2008 and were substantially completed by the end of 2009 with some payments continuing into 2010. We recorded a favorable adjustment of $0.5 million during the current year as a result of changes in assumptions for this plan.

The following table sets forth the activity and balances of restructuring reserves, which are included in “Accrued salaries, wages and employee benefits,” “Other current liabilities and accrued expenses” and “Other noncurrent liabilities” on our Consolidated Balance Sheets (in thousands):

	Workforce Reduction	Consolidation of Facilities and Operations	Total
Balance at December 31, 2007	$429	$114	$543
Reserve recorded	6,357	-	6,357
Additional reserve recorded	150	445	595
Adjustments to previous estimates	(128)	(41)	(169)
Cash payments	(1,633)	(518)	(2,151)
Balance at December 31, 2008	5,175	-	5,175
Reserve recorded	5,943	9,383	15,326
Accretion of discount on net lease obligation	-	611	611
Adjustments to previous estimates	241	2,627	2,868
Cash payments	(6,670)	(1,954)	(8,624)
Balance at December 31, 2009	$4,689	$10,667	$15,356

The above table excludes depreciation of leasehold improvements and furniture and equipment related to our leased New York office space.

(D)	Provisions for Reserves

In 2008, we recorded provisions of $2.9 million for a receivable and $1.2 million for archival material.

(E)	Income Taxes

The following table sets forth the income tax provision (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	12/31/09	12/31/08	12/31/07
Current:
Federal	$(57)	$-	$(153)
State	94	143	90
Foreign	1,738	2,870	2,845
Total current	1,775	3,013	2,782
Deferred:
Federal	(282)	(11,866)	1,463
State	(40)	(1,695)	209
Foreign	1,206	698	(2,526)
Total deferred	884	(12,863)	(854)
Total income tax expense (benefit)	$2,659	$(9,850)	$1,928

The U.S. statutory tax rate applicable to us for each of 2009, 2008 and 2007 was 35%. The following table sets forth the reconciliation of the income tax expense (benefit) computed at the U.S. federal statutory tax rate to the actual income tax expense (benefit) (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	12/31/09	12/31/08	12/31/07
Statutory rate tax expense (benefit)	$(17,017)	$(58,067)	$2,399
Increase (decrease) in taxes resulting from:
Foreign income and withholding tax on licensing income	1,738	2,870	2,845
State income tax expense (benefit)	131	(1,790)	194
Nondeductible expenses	3,381	30,564	218
Increase (decrease) in valuation allowance	21,023	13,582	(2,075)
Tax benefit of foreign taxes paid or accrued	(14)	(2,735)	(2,541)
(Increase) decrease in state/foreign NOLs	(844)	(1,264)	1,749
(Increase) decrease in NOL/capital loss carryovers	(1,897)	7,460	1,217
Increase in deductible temporary differences	(3,503)	-	-
Refund from amended federal return	-	-	(2,150)
Other expense (benefit)	(339)	(470)	72
Total income tax expense (benefit)	$2,659	$(9,850)	$1,928

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which the temporary differences are expected to reverse.

In 2009, we had a net income tax expense of $2.7 million due principally to foreign income tax withholding and the deferred tax impact of various definite-lived intangibles along with the tax benefit of $1.4 million associated with the reversal of deferred tax liabilities associated with the impairment charges on goodwill. In 2008, we had a net income tax benefit of $9.8 million primarily as a result of the reversal of deferred tax liabilities associated with the impairment charges on goodwill and other intangible assets. In 2007, the valuation allowance decreased by $2.4 million as a result of the realization of our U.K. NOLs and the effect of the deferred tax treatment of certain acquired intangibles.

The following table sets forth the significant components of deferred tax assets and liabilities (in thousands):

	Dec. 31,	Dec. 31,
	2009	2008
Deferred tax assets:
NOL carryforwards	$67,057	$51,754
Tax credit carryforwards	18,795	18,781
Temporary difference related to Playboy TV International, LLC	3,969	4,830
Other deductible temporary differences	49,961	45,832
Total deferred tax assets	139,782	121,197
Valuation allowance	(109,423)	(88,400)
Deferred tax assets	30,359	32,797
Deferred tax liabilities:
Deferred subscription acquisition costs	(224)	(1,487)
Intangible assets	(20,945)	(19,144)
Other taxable temporary differences	(15,409)	(17,501)
Deferred tax liabilities	(36,578)	(38,132)
Deferred tax liabilities, net	$(6,219)	$(5,335)

At December 31, 2009, we had federal NOLs of $158.1 million expiring between 2010 through 2029, state and local NOLs of $136.8 million expiring between 2010 through 2029, capital loss carryforwards of $1.1 million expiring in 2013 and 2014 and foreign NOLs of $1.6 million that have no expiration date. In addition, foreign tax credit carryforwards of $17.9 million and minimum tax credit carryforwards of $0.9 million are available to reduce future U.S. federal income taxes. The foreign tax credit carryforwards expire between 2016 through 2019 and the minimum tax credit carryforwards have no expiration date.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits (in thousands):

	Fiscal Year	Fiscal Year
	Ended	Ended
	12/31/09	12/31/08
Unrecognized tax benefits at beginning of year	$7,978	$7,978
Increase (decrease) for prior year tax positions	-	-
Increase (decrease) for current year tax positions	-	-
Increase (decrease) related to settlements	-	-
Increase (decrease) related to statute lapse	-	-
Unrecognized tax benefits at end of year	$7,978	$7,978

At December 31, 2009, we had unrecognized tax benefits of $8.0 million; we do not expect this amount to change significantly over the next 12 months. Because of the impact of deferred income tax accounting, the disallowance would not affect the effective income tax rate nor would it accelerate the payment of cash to the taxing authority to an earlier period.

The statute of limitations for tax years 2006 through 2009 remains open to examination by the major U.S. taxing jurisdictions to which we are subject. In addition, for all tax years prior to 2006 generating an NOL, tax authorities can adjust the amount of an NOL. In our international tax jurisdictions, numerous tax years remain subject to examination by tax authorities, including tax returns for at least 2004 and subsequent years in all of our major international tax jurisdictions.

(F)	Earnings per Common Share

The following table sets forth the computation of basic and diluted EPS (in thousands, except per share amounts):

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	12/31/09	12/31/08	12/31/07
Numerator:
For basic and diluted EPS – net income (loss)	$(51,278)	$(160,367)	$910

Denominator:
For basic EPS – weighted average shares	33,447	33,307	33,246
Effect of dilutive potential common shares:
Employee stock options and other	-	-	35
Dilutive potential common shares	-	-	35
For diluted EPS – weighted average shares	33,447	33,307	33,281

Basic and diluted EPS	$(1.53)	$(4.81)	$0.03

The following table sets forth the number of shares related to outstanding options to purchase Class B stock, the number of restricted stock units, or RSUs, that provide for the issuance of Class B stock and the potential number of shares of Class B stock contingently issuable under our convertible notes. These shares were not included in the computations of diluted EPS for the years presented, as their inclusion would have been antidilutive (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	12/31/09	12/31/08	12/31/07
Stock options	3,941	3,627	3,133
RSUs	540	-	-
Convertible notes	6,758	6,758	6,758
Total	11,239	10,385	9,891

(G)	Financial Instruments

Fair Value: The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. For cash and cash equivalents, receivables and certain other current assets, the amounts reported approximated fair value due to their short-term nature. As described in Note (N), Financing Obligations, in March 2005, we issued and sold in a private placement $115.0 million aggregate principal amount of our convertible notes. At December 31, 2009 and 2008, the fair value of the convertible notes was determined to be $100.1 million and $51.8 million, respectively. The fair value does not necessarily represent the purchase price for the entire convertible note portfolio.

Concentrations of Credit Risk: Concentration of credit risk with respect to accounts receivable is limited due to the wide variety of customers to whom and segments from which our products are sold and/or licensed.

(H)	Marketable Securities and Investments

The following table sets forth marketable securities and investments (in thousands):

	Dec. 31,	Dec. 31,
	2009	2008
Marketable securities and short-term investments:
Cost of marketable securities	$-	$890
Cost of short-term investments	-	5,249
Gross unrealized holding gains (losses)	-	-
Fair value of marketable securities and short-term investments	$-	$6,139

We purchased $0.1 million of investments and received proceeds of $6.9 million from the sales of investments in 2009. We had net realized gains of $0.6 million in 2009 compared to net realized losses, including certain impairments, of $0.8 million in 2008 and net realized gains of $0.2 million in 2007. Net unrealized holding gains or losses recorded in “Comprehensive income (loss)” in 2009 were immaterial. We recorded net unrealized holding losses in “Comprehensive income (loss)” of $0.2 million in 2008 and $0.1 million in 2007.

At December 31, 2008, we had $0.9 million in an enhanced cash portfolio included in “Marketable securities and short-term investments” on our Consolidated Balance Sheet. Due to adverse market conditions, we determined that the market value of this investment was other-than-temporarily impaired, and through December 31, 2008, we recorded cumulative impairment charges of $0.9 million. During 2009, our holdings in this enhanced cash portfolio were liquidated in their entirety and we recorded a realized gain of $0.7 million due to increases in market value of the investment subsequent to the recording of the impairment charges.

In 2008, we recorded an impairment charge of $1.2 million on certain investments related to our nonqualified deferred compensation plans. These investments were deemed to be other-than-temporarily impaired as a result of adverse market conditions. We have since terminated the deferred compensation plan and sold all related investments in 2009.

(I)	Fair Value Measurement

We adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which is incorporated in ASC Topic 820, for our financial assets and liabilities on January 1, 2008 and for our nonfinancial assets and liabilities on January 1, 2009. Our financial assets relate to derivative instruments used to hedge the variability of forecasted cash receipts related to royalty payments denominated in yen, while our financial liabilities relate to derivative instruments used to hedge the variability of forecasted cash receipts related to royalty payments denominated in euro. Derivative instruments in asset positions are included in “Prepaid expenses and other current assets” and derivative instruments in liability positions are included in “Other current liabilities and accrued expenses” on our Consolidated Balance Sheets.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2009 (in thousands):

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$21	$-	$21	$-
Derivative liabilities	$(6)	$-	$(6)	$-

(J)	Inventories

In 2009, the January and February 2010 issues of Playboy magazine were combined into a double issue. As a result, we have lower inventories at December 31, 2009 compared to December 31, 2008.

The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

	Dec. 31,	Dec. 31,
	2009	2008
Paper	$1,191	$2,371
Editorial and other prepublication costs	2,230	4,759
Merchandise finished goods	530	211
Total inventories	$3,951	$7,341

(K)	Property and Equipment, Net

The following table sets forth property and equipment, net (in thousands):

	Dec. 31,	Dec. 31,
	2009	2008
Land	$292	$292
Buildings and improvements	8,890	8,872
Furniture and equipment	23,742	23,544
Leasehold improvements	17,284	17,181
Software	16,989	16,389
Total property and equipment	67,197	66,278
Accumulated depreciation	(48,759)	(45,959)
Total property and equipment, net	$18,438	$20,319

(L)	Programming Costs, Net

The following table sets forth programming costs, net (in thousands):

	Dec. 31,	Dec. 31,
	2009	2008
Released, less amortization	$33,919	$35,290
Completed, not yet released	7,647	7,903
In-process	5,950	8,863
Total programming costs, net	$47,516	$52,056

(M)	Intangible Assets

In accordance with ASC Topic 350, we conduct annual impairment testing of goodwill and other indefinite-lived intangible assets as of October 1st of each year, or in between annual tests if events occur or circumstances change that would indicate impairment of our goodwill and/or other indefinite-lived intangible assets. We estimate the implied fair value of the goodwill and other intangible assets using a combined weighted forecasted-discounted cash flow method and a market multiple approach based in part on our financial results during the current year and our expectation of future performance, which are Level 3 inputs within the fair value hierarchy under ASC Topic 820 as described in Note (I), Fair Value Measurement. Based on the results of our 2009 and 2008 annual impairment testing, we determined impairment charges of $22.2 million and $146.5 million were necessary for 2009 and 2008, respectively. The $22.2 million charge in 2009 reflected the entire goodwill balance of the Entertainment Group at the time of our impairment testing. The 2008 charge consisted of $105.8 million of goodwill and $24.6 million of trademarks impaired under ASC Topic 350 and $16.1 million of other intangible assets impaired under ASC Topic 360.

In concert with the integration of our print and digital businesses in the first quarter of 2009, we moved the reporting of our digital business from the Entertainment Group into the Print/Digital Group, which we formerly called the Publishing Group. These businesses were combined in order to better focus on creating brand-consistent content that extends across print and digital platforms. Due to this realignment of our operating segments, which are also our reporting units as defined in ASC Topic 350, we conducted interim impairment testing of goodwill in accordance with ASC Topic 350. Interim testing of goodwill was also necessitated by lower expected financial results in the new Print/Digital Group than that of the former Entertainment Group, which contained the digital business’ assets prior to the realignment of our operating segments. We estimated the implied fair value of the goodwill using a combined weighted forecasted-discounted cash flow method and a market multiple approach based in part on our financial results during the current year and our expectation of future performance, which are Level 3 inputs within the fair value hierarchy under ASC Topic 820, as described in Note (I), Fair Value Measurement. As a result of this testing, the implied fair value of goodwill of the new Print/Digital operating segment was lower than its carrying value, and we recorded an impairment charge on the entire balance of the Print/Digital Group’s goodwill of $5.5 million in the first quarter of 2009.

Further downward pressure on our operating results and/or further deterioration of economic conditions could result in additional future impairments of our long-lived assets, including our other intangible assets.

Our indefinite-lived intangible assets that are not amortized but subject to our annual impairment test consisted of $41.4 million of trademarks at December 31, 2009 and $27.8 million of goodwill and $39.7 million of trademarks at December 31, 2008. Our trademarks also included finite-lived non-Playboy trademarks of $2.6 million at December 31, 2009 and $2.8 million at December 31, 2008. These finite-lived non-Playboy trademarks were deemed to be indefinite lived prior to the 2008 impairment charge of $24.6 million.

In accordance with ASC Topic 360, we evaluate the potential impairment of finite-lived acquired intangible assets when appropriate. If the carrying amount of the asset is not recoverable based on a forecasted-undiscounted cash flow analysis, such asset would be reduced by the estimated shortfall of fair value to recorded value. Based on the results of impairment analyses on finite-lived intangible assets performed as of October 1, 2009 and October 1, 2008, no impairment charge was necessary in 2009 and we recorded an impairment charge of $16.1 million in 2008.

The following table sets forth amortizable intangible assets (in thousands):

December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Noncompete agreements	$14,050	$(13,855)	$-	$195
Distribution agreements	18,264	(6,751)	-	11,513
Non-Playboy trademarks	4,723	(2,138)	-	2,585
Program supply agreement	3,226	(2,258)	-	968
Trademark license agreement	1,355	(956)	-	399
Copyrights	2,215	(1,575)	-	640
Other	610	(543)	-	67
Total amortizable intangible assets	$44,443	$(28,076)	$-	$16,367

December 31, 2008	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Noncompete agreements	$14,050	$(13,688)	$-	$362
Distribution agreements	33,140	(6,126)	(14,876)	12,138
Non-Playboy trademarks	29,303	(1,913)	(24,580)	2,810
Program supply agreement	3,226	(1,936)	-	1,290
Trademark license agreement	2,530	(845)	(1,175)	510
Copyrights	2,194	(1,427)	-	767
Other	621	(542)	-	79
Total amortizable intangible assets	$85,064	$(26,477)	$(40,631)	$17,956

The aggregate amortization expense for intangible assets with definite lives for 2009, 2008 and 2007 was $1.6 million, $2.3 million and $2.3 million, respectively. The aggregate amortization expense for finite-lived intangible assets outstanding at December 31, 2009 is expected to total approximately $1.5 million, $1.4 million, $1.3 million, $1.0 million and $0.8 million for 2010, 2011, 2012, 2013 and 2014, respectively.

(N)	Financing Obligations

Debt Financing

In March 2005, we issued and sold $115.0 million aggregate principal amount of our convertible notes, which included $15.0 million due to the initial purchasers’ exercise of the over-allotment option. The net proceeds of approximately $110.3 million from the issuance and sale of the convertible notes, after deducting the initial purchasers’ discount and offering expenses, were used, together with available cash, (a) to complete a tender offer and consent solicitation for, and to purchase and retire all of the $80.0 million outstanding principal amount of the 11.00% senior secured notes issued by our subsidiary PEI Holdings, Inc., or Holdings, for a total of approximately $95.2 million, including the bond tender premium and consent fee of $14.9 million and other expenses of $0.3 million, (b) to purchase 381,971 shares of Class B stock for an aggregate purchase price of $5.0 million concurrently with the sale of the convertible notes and (c) for working capital and general corporate purposes.

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

The convertible notes are convertible into cash and, if applicable, shares of Class B stock based on an initial conversion rate, subject to adjustment, of 58.7648 shares per $1,000 principal amount of the convertible notes (which represents an initial conversion price of approximately $17.02 per share) only under the following circumstances: (a) during any fiscal quarter after the fiscal quarter ending March 31, 2005, if the closing sale price of Class B stock for each of 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter exceeds 130% of the conversion price in effect on that trading day; (b) during the five business day period after any five consecutive trading day period in which the average trading price per $1,000 principal amount of convertible notes over that five consecutive trading day period was equal to or less than 95% of the average conversion value of the convertible notes during that period; (c) upon the occurrence of specified corporate transactions, as set forth in the indenture governing the convertible notes; or (d) if we have called the convertible notes for redemption. Upon conversion of a convertible note, a holder will receive cash in an amount equal to the lesser of the aggregate conversion value of the note being converted and the aggregate principal amount of the note being converted. If the aggregate conversion value of the convertible note being converted is greater than the cash amount received by the holder, the holder will also receive an amount in whole shares of Class B stock equal to the aggregate conversion value less the cash amount received by the holder. A holder will receive cash in lieu of any fractional shares of Class B stock. The maximum conversion rate, subject to adjustment, is 76.3942 shares per $1,000 principal amount of the convertible notes.

The convertible notes mature on March 15, 2025. On or after March 15, 2010, if the closing price of Class B stock exceeds a specified threshold, we may redeem any of the convertible notes at a redemption price in cash equal to 100% of the principal amount of the convertible notes, plus any accrued and unpaid interest up to, but excluding, the redemption date. On or after March 15, 2012, we may at any time redeem any of the convertible notes at the same redemption price. On each of March 15, 2012, March 15, 2015 and March 15, 2020, or upon the occurrence of a fundamental change, as specified in the indenture governing the convertible notes, holders may require us to purchase all or a portion of their convertible notes at a purchase price in cash equal to 100% of the principal amount of the notes, plus any accrued and unpaid interest up to, but excluding, the purchase date.

The convertible notes are unsecured senior subordinated obligations of Playboy Enterprises, Inc. and rank junior to all of the issuer’s senior debt, including its guarantee of Holdings’ borrowings under our credit facility; equally with all of the issuer’s future senior subordinated debt; and, senior to all of the issuer’s future subordinated debt. In addition, the assets of the issuer’s subsidiaries are subject to the prior claims of all creditors, including trade creditors, of those subsidiaries.

Financing obligations on our Consolidated Balance Sheets consisted of the $115.0 million principal amount of our convertible notes with a carrying value of $104.1 million at December 31, 2009 and $99.8 million at December 31, 2008. The carrying value of the convertible notes represents the $115.0 million principal amount less the unamortized discount. Refer to Note (A), Summary of Significant Accounting Policies, for further information.

The fair value of the convertible notes is influenced by changes in market interest rates, the share price of Class B stock and our credit quality. At December 31, 2009, the convertible notes had an estimated fair value of $100.1 million. This fair value was estimated using quoted market prices that are similar to Level 2 inputs within the ASC Topic 820 fair value hierarchy.

Credit Facility

At December 31, 2009, our $30.0 million credit facility provided for revolving borrowings, the issuance of letters of credit or a combination of both of up to $30.0 million outstanding at any time. In February 2009, we amended the terms of our credit facility to, among other things, reduce the size of the facility to $30.0 million from $50.0 million. Borrowings under the credit facility bear interest at a variable rate, equal to a specified LIBOR or base rate plus a specified borrowing margin based on our Adjusted EBITDA, as defined in the credit agreement. We pay fees on the outstanding amount of letters of credit based on the margin that applies to borrowings that bear interest at a rate based on LIBOR. All amounts outstanding under the credit facility will mature on January 31, 2011. The obligations of Holdings as borrower under the credit facility are guaranteed by us and each of our other U.S. subsidiaries. The obligations of the borrower and nearly all of the guarantors under the credit facility are secured by a first-priority lien on substantially all of the borrower’s and the guarantors’ assets. At December 31, 2009, there were no borrowings and $0.8 million in letters of credit outstanding under this facility, resulting in $29.2 million of available borrowings under this facility.

(O)	Benefit Plans

Our Employees Investment Savings Plan is a defined contribution plan consisting of two components: a profit sharing plan and a 401(k) plan. The profit sharing plan covers all employees who have completed 12 months of service of at least 1,000 hours. Our discretionary contribution to the profit sharing plan is distributed to each eligible employee’s account in an amount equal to the ratio of each eligible employee’s compensation, subject to Internal Revenue Service limitations, to the total compensation paid to all such employees. We did not make any contributions to the plan in 2009 or 2008. Total contributions in 2007 related to this plan were $0.5 million.

Eligible employees may participate in our 401(k) plan upon their date of hire. The 401(k) plan offers several mutual fund investment options. The purchase of our stock has never been an option. We make matching contributions to the 401(k) plan based on each participating employee’s contributions and eligible compensation. The matching contribution expense for 2009, 2008 and 2007 related to this plan was $1.3 million, $1.6 million and $1.4 million, respectively.

We had two nonqualified deferred compensation plans that were terminated in 2008. The plans permitted certain employees and all nonemployee directors to annually elect to defer a portion of their compensation. A match was provided to employees who participated in the deferred compensation plan, at a certain specified minimum level, and whose annual eligible earnings exceeded the salary limitation contained in the 401(k) plan. All amounts contributed and earnings credited under these plans were general unsecured obligations. Such obligations totaled $5.4 million at December 31, 2008 and were included in “Other current liabilities and accrued expenses” on our Consolidated Balance Sheet. In December 2008, participants chose, in accordance with transition rules in effect in connection with a change to the tax laws governing deferred compensation, to receive their account balances in full. Assets from both plans were fully distributed in 2009 and we had no such obligations remaining under these plans at December 31, 2009.

We currently maintain a practice of paying a separation allowance, which is not funded, under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter. Payments in 2009, 2008 and 2007 under this policy were $1.1 million, $0.9 million and $0.6 million, respectively. In each of 2009, 2008 and 2007 we recorded expense, based on actuarial estimates, of $0.5 million.

In accordance with ASC Topic 715, Compensation–Retirement Benefits, we have a projected benefit obligation related to our salary continuation policy reflected in “Other current liabilities and accrued expenses” and “Other noncurrent liabilities” on our Consolidated Balance Sheets. At December 31, 2009 and 2008, the accumulated benefit obligation was $3.5 million and $3.3 million, respectively. At December 31, 2009 and 2008, the projected benefit obligation was $4.5 million and $4.4 million, respectively. Our estimated future benefit payments are $1.0 million, $0.4 million, $0.4 million, $0.3 million and $0.3 million for 2010, 2011, 2012, 2013 and 2014, respectively, and $1.4 million for the five-year period ending December 31, 2019. The assumptions used to compute the 2009 projected benefit obligation included a discount rate of 5.20% and a rate of compensation increase of 4.00%.

(P)	Commitments and Contingencies

Our principal lease commitments are for office space, operations facilities and furniture and equipment. Some of these leases contain renewal options. In connection with the sale of assets related to our Los Angeles production facility in 2008, we entered into an agreement to sublet the entirety of the leased production facility to BFI for a period equal to the remaining term of our lease. BFI assumed all of our liabilities and obligations under the existing facility lease as a part of the sublease. See Note (B), Sale of Assets.

The following table sets forth rent expense, net (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	12/31/09	12/31/08	12/31/07
Minimum rent expense	$11,004	$12,503	$15,147
Sublease income	(2,863)	(2,148)	-
Rent expense, net	$8,141	$10,355	$15,147

There was no contingent rent expense in 2009, 2008 and 2007.

The following table sets forth the future minimum lease commitments and future sublease income at December 31, 2009, under operating leases with initial or remaining noncancelable terms in excess of one year (in thousands):

	Minimum Lease Commitments	Sublease Income
2010	$9,263	$(2,652)
2011	9,365	(2,729)
2012	9,292	(2,863)
2013	8,465	(3,054)
2014	9,089	(3,054)
Later years	38,648	(8,272)
Total	$84,122	$(22,624)

In 2008, we entered into a services agreement with BFI to provide us with certain satellite transmission and other related services, the terms of which extend through 2013. At December 31, 2009, the future commitments related to this agreement were $5.8 million, $4.9 million, $4.7 million, and $1.2 million for 2010, 2011, 2012 and 2013, respectively.

We have two international transponder service agreements, the terms of which extend through 2014. At December 31, 2009, the future commitments related to these two agreements were $2.8 million, $2.8 million, $2.8 million, $2.8 million and $2.2 million for 2010, 2011, 2012, 2013 and 2014, respectively.

We have noncancelable obligations to license programming from other studios of $5.6 million and $3.9 million for 2010 and 2011, respectively.

In 2006, we acquired Club Jenna, Inc. and related companies, for which we paid $7.7 million at closing, $1.6 million in 2007, $1.7 million in 2008 and $2.3 million in 2009 with one additional deferred purchase price payment of $4.3 million due in 2010. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on DVD sales of existing content of the acquired business over a 10-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. No earnout payments have been made through December 31, 2009, and no future earnout payments are expected as we have exited the DVD business.

In 2005, we acquired an affiliate network of websites. We paid $8.0 million at closing and $2.0 million in each of 2006 and 2007. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments over the five-year period commencing January 1, 2005, based primarily on the financial performance of the acquired business. No earnout payments were made during 2009. During each of 2008 and 2007, earnout payments of $0.1 million were made.

In 2001, we acquired the Califa Entertainment Group, Inc.. The total consideration for the acquisition was $70.0 million and is required to be paid in installments over a 10-year period ending in 2011. In 2009, 2008 and 2007, we paid the sellers $1.0 million, $1.0 million and $8.0 million, respectively, in cash. The remaining payments of $1.0 million and $0.8 million due in 2010 and 2011, respectively, must also be made in cash. We may accelerate all or any portion of the remaining unpaid purchase price at a discount rate to be mutually agreed upon by the parties in good-faith negotiations. However, if the parties are unable to agree on the discount rate, we may, at our sole discretion, elect to accelerate the payment at a 12% discount rate.

In 2002, a $4.4 million verdict was entered against us by a state trial court in Texas in a lawsuit with a former publishing licensee. We terminated the license in 1998 due to the licensee’s failure to pay royalties and other amounts due us under the license agreement. We posted a bond in the amount of approximately $9.4 million, which represented the amount of the judgment, costs and estimated pre- and post-judgment interest. We appealed and the Texas State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of plaintiffs’ claims and remanded the remaining claims for a new trial. We filed a petition for review with the Texas Supreme Court. On January 25, 2008, the Texas Supreme Court denied our petition for review. On February 8, 2008, we filed a petition for rehearing with the Texas Supreme Court. On May 16, 2008, the Texas Supreme Court denied our motion for rehearing. The posted bond has been canceled and the remaining claims will be retried. We, on advice of legal counsel, believe that it is not probable that a material judgment against us will be obtained and have not recorded a liability for this case in accordance with ASC Topic 450, Contingencies.

(Q)	Stock-Based Compensation

We have stock plans for key employees and nonemployee directors, which provide for the grant of nonqualified and incentive stock options and/or shares of RSUs and other equity awards in Class B stock. The Compensation Committee of the Board of Directors, which is composed entirely of independent nonemployee directors, administers all the plans. These plans are designed to further our growth, development and financial success by providing key employees and nonemployee directors with strong additional incentives to maximize long-term stockholder value. The Compensation Committee believes that this objective can be best achieved through assisting key employees to become owners of our stock, which aligns their interests with our interests. As stockholders, key employees and nonemployee directors will benefit directly from our growth, development and financial success. These plans also enable us to attract and retain the services of those executives whom we consider essential to our long-range success by providing these executives with a competitive compensation package and an opportunity to become owners of our stock. At December 31, 2009, we had 4,870,025 shares of Class B stock available for grant under these plans.

Stock options, exercisable for shares of Class B stock, generally vest ratably over a three- to four-year period from the grant date and expire 10 years from the grant date. At December 31, 2009, we had 3,808,921 stock options outstanding.

At December 31, 2009, we had 536,625 RSUs outstanding, none of which were vested.

We also have an Employee Stock Purchase Plan, or ESPP, that provides substantially all regular full- and part-time employees an opportunity to purchase shares of Class B stock through payroll deductions. The funds are withheld and then used to acquire stock on the last trading day of each quarter, based on that day’s closing price less a 15% discount. ESPP expense is reflected in “Selling and administrative expenses” on our Consolidated Statements of Operations and the proceeds are reflected in “Proceeds from stock-based compensation” on our Consolidated Statements of Cash Flows. At December 31, 2009, we had 200,687 shares of Class B stock available for purchase under this plan.

One of our stock plans pertaining to nonemployee directors also allows for the issuance of Class B stock as awards and payments for retainer, committee and meeting fees.

Stock-Based Compensation Expense

The following table sets forth stock-based compensation expense related to stock options, RSUs, the ESPP and other equity awards for 2009, 2008 and 2007 (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	12/31/09	12/31/08	12/31/07
Stock options	$679	$1,439	$1,131
RSUs	138	(407)	502
ESPP	15	21	29
Other equity awards	183	192	194
Total	$1,015	$1,245	$1,856

Stock option and RSU expense for the periods presented include adjustments reflecting actual versus estimated forfeitures.

At December 31, 2009, we had $2.4 million of unrecognized stock-based compensation expense related to nonvested stock options, which will be recognized over a weighted average period of 3.1 years, and $0.7 million of unrecognized stock-based compensation expense related to nonvested RSUs, which will be recognized over a weighted average period of 2.8 years.

Stock Options

During 2009, we granted 2,205,000 stock options exercisable for shares of Class B stock, of which 1,200,000 stock options were granted to Scott N. Flanders, our Chief Executive Officer and Director, or Mr. Flanders. These stock options vest ratably over a three-year period from the grant date and expire 10 years from the grant date except for the stock options granted to Mr. Flanders that vest ratably over a four-year period.

We estimate the value of stock options on the date of grant using the Lattice Binomial model, or Lattice model. The Lattice model requires extensive analysis of actual exercise and cancellation data and involves a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and stock option exercises and cancellations.

The following table sets forth the assumptions used for the Lattice model:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	12/31/09	12/31/08	12/31/07
Expected volatility	43% - 104%	31% - 41%	25% - 41%
Weighted average volatility	60%	35%	34%
Risk-free interest rate	0.04% - 4.74%	1.95% - 5.10%	4.67% - 5.04%
Expected dividends	-	-	-

The expected life of stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the Lattice model. The expected life of stock options is impacted by all of the underlying assumptions and calibration of the Lattice model. The Lattice model assumes that exercise behavior is a function of the stock option’s remaining contractual term, vesting schedule and the extent to which the stock option’s intrinsic value exceeds the exercise price.

The weighted average expected life for stock options granted during 2009, 2008 and 2007 using the Lattice model was 6.7 years, 6.7 years and 6.3 years, respectively. The weighted average fair value per share for stock options granted during 2009, 2008 and 2007 using the Lattice model was $1.25, $2.45 and $4.64, respectively.

The following table sets forth stock option activity for the year ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	3,578,584	$15.22
Granted	2,205,000	2.05
Forfeited	(751,000)	24.59
Canceled	(1,223,663)	9.83
Outstanding at December 31, 2009	3,808,921	$7.48

During 2009, 2008 and 2007, there were no exercises of stock options.

At December 31, 2009, the weighted average remaining contractual lives of stock options outstanding and stock options exercisable were 6.6 years and 3.5 years, respectively. At December 31, 2009, the number of stock options exercisable was 1,758,601 and the weighted average exercise price per share of stock options exercisable was $13.32. The aggregate intrinsic value for stock options outstanding at December 31, 2009 was $2.1 million. There was no aggregate intrinsic value related to stock options exercisable at December 31, 2009.

The following table sets forth the activity and balances of stock options not yet vested for the year ended December 31, 2009:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2008	472,825	$4.47
Granted	2,205,000	1.25
Vested	(182,512)	5.34
Canceled	(444,993)	2.17
Outstanding at December 31, 2009	2,050,320	$1.43

The total fair value of stock options vested in 2009, 2008 and 2007 was $1.0 million, $2.1 million and $2.7 million, respectively.

Restricted Stock Units

During 2009, we granted 485,000 RSUs with a weighted average grant-date fair value of $1.71 that provided for the issuance of Class B stock, of which 150,000 RSUs with a grant-date fair value of $2.71 were granted to Mr. Flanders. These RSUs vest ratably over a three-year period from the grant date except for the RSUs granted to Mr. Flanders that vest ratably over a four-year period.

In 2008, we granted 270,625 RSUs that provided for the issuance of Class B stock if certain performance goals were met. In March 2009, the Board of Directors modified the 2008 grants by replacing the performance-based criteria for the vesting of the grants with a service-based vesting schedule. Pursuant to the requirements of ASC Topic 718, the fair value of the grants was remeasured at the modification date to a fair value of $1.25 per share. Accordingly, we recorded a cumulative adjustment credit of $0.1 million related to this modification. The modification did not affect the number of shares expected to vest and no incremental compensation cost was associated with the modification.

The 2006 grants of RSUs provided for the issuance of Class B stock if three-year cumulative operating income target thresholds were met. The 2007 grants of RSUs provided for the issuance of Class B stock if two-year cumulative operating income target thresholds were met; the 2007 grants were also subject to an additional one-year service requirement for the units to vest. The operating income minimum thresholds established for each grant were not achieved, and the RSUs for those grants were forfeited in 2009.

The following table sets forth RSU activity for the year ended December 31, 2009:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2008	632,750	$8.02
Granted	485,000	1.71
Forfeited	(385,875)	11.74
Canceled	(195,250)	1.32
Outstanding at December 31, 2009	536,625	$1.66

In 2009, we issued 485,000 shares of RSUs and 84,000 of these shares were canceled during the year.

Employee Stock Purchase Plan

Stock-based compensation expense related to the ESPP was $15,000, $21,000 and $29,000 for 2009, 2008 and 2007, respectively.

Other Equity Awards

We issued 108,380 shares of Class B stock during 2009 related to other equity awards. Stock-based compensation expense related to other equity awards was $0.2 million, $0.2 million and $0.2 million for 2009, 2008 and 2007, respectively.

Income Taxes

We have elected to adopt the alternative transition method provided in ASC Topic 718 for calculating the tax effects of stock-based compensation and use the simplified method for calculating the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effect of employee stock-based compensation. This method also has subsequent impact on the APIC pool and Consolidated Statements of Cash Flows relating to the tax effects of employee stock-based compensation awards that are outstanding upon adoption of ASC Topic 718.

Under ASC Topic 718, the income tax effects of share-based payments are recognized for financial reporting purposes only if such awards would result in deductions on our income tax returns. The settlement of share-based payments to date that would have resulted in an excess tax benefit would have increased our existing NOL carryforwards. Under ASC Topic 718, no excess tax benefits resulting from the settlement of a share-based payment can result in a tax deduction before realization of the tax benefit; i.e., the recognition of excess tax benefits cannot be recorded until the excess benefit reduces current income taxes payable. Additionally, as a result of our existing NOL carryforward position, no excess tax benefits relating to share-based payments have been recorded for the years ended December 31, 2009, 2008 and 2007.

(R)	Consolidated Statements of Cash Flows

The following table sets forth cash paid for interest and income taxes (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	12/31/09	12/31/08	12/31/07
Interest	$4,459	$4,864	$5,042
Income taxes	$2,358	$2,343	$2,166

(S)	Segment Information

Our businesses are organized into the following three reportable segments: Entertainment, Print/Digital and Licensing. Entertainment Group operations include the production, marketing and sales of programming under the Playboy, Spice and other brand names, which are distributed through various channels, including domestic and international TV and satellite radio. Print/Digital Group operations include the creation of content for distribution through the print platforms of Playboy magazine, special editions, other domestic publications, including books and calendars, and the licensing of international editions of Playboy magazine and the digital platforms of the Internet and mobile. Also included is e-commerce, a business we outsource to third parties. Licensing Group operations include the licensing of consumer products carrying one or more of our trademarks and/or images, Playboy-branded retail stores, location-based entertainment venues and certain revenue-generating marketing activities.

These reportable segments are based on the nature of the products offered. Our chief operating decision maker evaluates performance and allocates resources based on several factors, of which the primary financial measure is segment operating results. The accounting policies of the reportable segments are the same as those described in Note (A), Summary of Significant Accounting Policies.

In concert with the integration of our print and digital businesses in the first quarter of 2009, we moved the reporting of our digital business from the Entertainment Group into the Print/Digital Group, which we formerly called the Publishing Group. These businesses were combined in order to better focus on creating brand-consistent content that extends across print and digital platforms. These reporting changes are in conformity with the requirements of ASC Topic 280, Segment Reporting, and better reflect how management views the Company’s operations. The revised segment reporting is reflected throughout this report for all periods presented. Amounts reported for prior periods have been reclassified to conform to the revised segment reporting.

The following table sets forth financial information by reportable segment (in thousands):

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	12/31/09	12/31/08	12/31/07
Net revenues (1)
Entertainment	$98,064	$118,889	$139,019
Print/Digital	105,447	132,841	157,820
Licensing	36,842	40,417	43,001
Total	$240,353	$292,147	$339,840
Income (loss) before income taxes (2)
Entertainment	$9,876	$8,142	$11,250
Print/Digital	1,600	(3,421)	2,473
Licensing	20,972	23,676	26,432
Corporate	(25,390)	(23,872)	(28,159)
Restructuring expense	(19,148)	(6,783)	(445)
Impairment charges	(27,724)	(146,536)	(1,508)
Deferred subscription cost write-off	-	(4,820)	-
Recoveries from (provisions for) reserves	39	(4,121)	-
Nonoperating expenses	(8,844)	(12,482)	(7,205)
Total	$(48,619)	$(170,217)	$2,838
Depreciation and amortization (3), (4)
Entertainment	$31,574	$35,544	$37,802
Print/Digital	2,775	2,254	1,948
Licensing	229	183	94
Corporate	1,535	1,477	1,354
Total	$36,113	$39,458	$41,198

	Dec. 31,	Dec. 31,
	2009	2008
Identifiable assets (3), (5)
Entertainment	$82,119	$115,230
Print/Digital	21,468	36,874
Licensing	6,040	7,601
Corporate	87,205	93,883
Total	$196,832	$253,588

(1)
Net revenues include revenues attributable to foreign countries of approximately $87,034, $94,003 and $113,139 in 2009, 2008 and 2007, respectively. Revenues from the U.K. were $20,471, $26,373 and $39,066 in 2009, 2008 and 2007, respectively. No other individual foreign country’s revenue was material. Revenues are generally attributed to countries based on the location of customers, except licensing royalties for which revenues are attributed based upon the location of licensees.

(2)	Income (loss) before income taxes includes income (loss) attributable to foreign countries of approximately ($1,119), $4,628 and $6,617 in 2009, 2008 and 2007, respectively.
(3)	The majority of our property and equipment and capital expenditures are reflected in Corporate; depreciation, however, is partially allocated to the reportable segments.
(4)	Amounts include depreciation of property and equipment, amortization of intangible assets and amortization of investments in entertainment programming.
(5)	Our long-lived assets located in foreign countries were not material.

(T)	Related Party Transactions

In 1971, we purchased the Playboy Mansion in Los Angeles, California, where Hugh M. Hefner, our Editor-In-Chief and Chief Creative Officer, or Mr. Hefner, lives. The Playboy Mansion is used for various corporate activities and serves as a valuable location for motion picture and television production, magazine photography and for online, advertising and sales events. It also enhances our image, as we host many charitable and civic functions. The Playboy Mansion generates substantial publicity and recognition, which increase public awareness of us and our products and services. Mr. Hefner pays us rent for that portion of the Playboy Mansion used exclusively for his and his personal guests’ residence as well as the per-unit value of non-business meals, beverages and other benefits received by him and his personal guests. The Playboy Mansion is included in our Consolidated Balance Sheets at December 31, 2009 and 2008 at a net book value, including all improvements and after accumulated depreciation, of $1.2 million and $1.3 million, respectively. The operating expenses of the Playboy Mansion, including depreciation and taxes, were $2.3 million, $1.9 million and $2.8 million for 2009, 2008 and 2007, respectively, net of rent received from Mr. Hefner. We estimated the sum of the rent and other benefits payable for 2009 to be $0.8 million, and Mr. Hefner paid that amount. The actual rent and other benefits paid were $0.7 million for each of 2008 and 2007.

Crystal Harris, Holly Madison, Bridget Marquardt, Karissa Shannon, Kristina Shannon and Kendra Wilkinson, the stars of The Girls Next Door on E! Entertainment Television, resided in the mansion with Mr. Hefner at various times in 2009 and 2008. The value of rent, food and beverage and other personal benefits for their use of the Playboy Mansion was charged to Alta Loma Entertainment, our production company. The aggregate amount of these charges was $0.3 million and $0.4 million in 2009 and 2008, respectively. In addition, each of these individuals receives or has received payments for services rendered on our behalf, including appearance fees.

(U)	Subsequent Events

We evaluated all of our activity through the issue date of these financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the Notes to Consolidated Financial Statements.

(V)	Quarterly Results of Operations (Unaudited)

The following table sets forth a summary of the unaudited quarterly results of operations for 2009 and 2008 (in thousands, except share amounts):

	Quarters Ended
2009	Mar. 31	June 30	Sept. 30	Dec. 31
Net revenues	$61,633	$62,191	$56,005	$60,524
Operating income (loss)	(10,032)	(5,457)	2,232	(26,518)
Net loss	(13,662)	(8,760)	(1,084)	(27,772)
Basic and diluted loss per common share (1)	(0.41)	(0.26)	(0.03)	(0.83)
Common stock price:
Class A high	3.78	4.23	3.95	6.00
Class A low	1.88	2.45	2.90	3.15
Class B high	2.53	3.35	3.13	4.78
Class B low	$1.15	$1.95	$2.35	$2.74

	Quarters Ended
2008	Mar. 31	June 30	Sept. 30	Dec. 31
Net revenues	$78,536	$73,378	$70,342	$69,891
Operating loss	(519)	(336)	(2,739)	(154,141)
Net loss	(4,179)	(3,181)	(6,231)	(146,776)
Basic and diluted loss per common share (1)	(0.13)	(0.10)	(0.19)	(4.40)
Common stock price:
Class A high	9.66	10.35	5.57	4.20
Class A low	7.56	5.20	4.00	1.72
Class B high	9.16	8.88	5.44	3.96
Class B low	$7.76	$4.88	$3.56	$1.03

(1)	Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the years.

The quarters ended March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2008, September 30, 2008 and December 31, 2008 included restructuring expense of $3.2 million, $9.1 million, $0.5 million, $6.4 million, $0.6 million, $2.2 million and $4.0 million, respectively (see Note (C), Restructuring Expense). The quarters ended March 31, 2009, December 31, 2009, June 30, 2008 and December 31, 2008 included impairment charges of $5.5 million, $22.2 million ($20.8 million after tax), $0.1 million and $146.4 million ($131.2 million after tax), respectively, of (see Note (B), Sale of Assets, and Note (M), Intangible Assets). The quarter ended December 31, 2008 included a $4.8 million write-off of deferred subscription costs. The quarter ended September 30, 2008 included provisions of $2.9 million for a receivable and $1.2 million for archival material (see Note (D), Provision for Reserves). The quarter ended December 31, 2008 included an impairment charge on investments of $2.0 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Playboy Enterprises, Inc.

We have audited the accompanying Consolidated Balance Sheets of Playboy Enterprises, Inc. and subsidiaries, or the Company, as of December 31, 2009 and 2008, and the related Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity (Deficit), and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index of Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note (A) to the Notes to Consolidated Financial Statements, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlements), or FSP APB 14-1 (incorporated in ASC Topic 470, Debt), effective January 1, 2009 and applied FSP APB 14-1 retrospectively to all applicable prior periods.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 11, 2010

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures are effective.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this evaluation, management used the criteria set forth in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management believes that our internal control over financial reporting is effective as of December 31, 2009.

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

(c)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Playboy Enterprises, Inc.

We have audited Playboy Enterprises, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Playboy Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Playboy Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Playboy Enterprises, Inc. as of December 31, 2009 and 2008, and the related Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity (Deficit), and Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009 of Playboy Enterprises, Inc. and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 11, 2010

(d)	Change in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2010, which will be filed within 120 days after the close of our fiscal year ended December 31, 2009, and is incorporated herein by reference, pursuant to General Instruction G(3).

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

Item 11. Executive Compensation

The information required by Item 11 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2010, which will be filed within 120 days after the close of our fiscal year ended December 31, 2009, and is incorporated herein by reference (excluding the Report of the Compensation Committee and the Performance Graph), pursuant to General Instruction G(3).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding outstanding options and shares reserved for future issuance as of December 31, 2009:

	Class B Common Stock
	Number of Options Outstanding	Weighted Average Exercise Price of Options Outstanding	Number of Shares Remaining for Future Issuance
Total equity compensation plans approved by security holders	3,808,921	$7.48	4,870,025

The other information required by Item 12 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2010, which will be filed within 120 days after the close of our fiscal year ended December 31, 2009, and is incorporated herein by reference, pursuant to General Instruction G(3).

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2010, which will be filed within 120 days after the close of our fiscal year ended December 31, 2009, and is incorporated herein by reference, pursuant to General Instruction G(3).

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is included in our Proxy Statement (to be filed) relating to the Annual Meeting of Stockholders to be held in May 2010, which will be filed within 120 days after the close of our fiscal year ended December 31, 2009, and is incorporated herein by reference, pursuant to General Instruction G(3).

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements, Financial Statement Schedules and Exhibits

		Page
(1)	Financial Statements

	Our Financial Statements and Supplementary Data following are as set forth under Part II. Item 8. of this Annual Report on Form 10-K:

	Consolidated Statements of Operations – Fiscal Years Ended December 31, 2009, 2008 and 2007	44

	Consolidated Balance Sheets – December 31, 2009 and 2008	45

	Consolidated Statements of Shareholders’ Equity (Deficit) – Fiscal Years Ended December 31, 2009, 2008 and 2007	46

	Consolidated Statements of Cash Flows – Fiscal Years Ended December 31, 2009, 2008 and 2007	47

	Notes to Consolidated Financial Statements	48

	Report of Independent Registered Public Accounting Firm	70

(2)	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts	76

	All other schedules have been omitted because they are not required or applicable or because the required information is shown in the Consolidated Financial Statements or notes thereto.

(3)	Exhibits

	See Exhibit Index, which appears at the end of this document and which is incorporated herein by reference.

PLAYBOY ENTERPRISES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

COLUMN A	COLUMN B	COLUMN C				COLUMN D		COLUMN E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance deducted in the balance sheet from the asset to which it applies:

Fiscal Year Ended December 31, 2009:

Allowance for doubtful accounts	$4,084	$1,861		$583	(1)	$2,697	(2)	$3,834

Allowance for returns	$19,833	$-		$21,645	(3)	$24,427	(4)	$17,051

Deferred tax asset valuation allowance	$88,400	$21,023	(5)	$-		$-		$109,423

Fiscal Year Ended December 31, 2008:

Allowance for doubtful accounts	$3,627	$1,195		$703	(1)	$1,441	(2)	$4,084

Allowance for returns	$21,898	$-		$29,362	(3)	$31,427	(4)	$19,833

Deferred tax asset valuation allowance	$74,818	$13,582	(5)	$-		$-		$88,400

Fiscal Year Ended December 31, 2007:

Allowance for doubtful accounts	$3,688	$1,465		$823	(1)	$2,349	(2)	$3,627

Allowance for returns	$24,652	$-		$35,167	(3)	$37,921	(4)	$21,898

Deferred tax asset valuation allowance	$77,180	$-		$-		$2,362	(6)	$74,818

Notes:

(1)	Primarily represents provisions for unpaid subscriptions charged to net revenues.
(2)	Primarily represents uncollectible accounts written off less recoveries.
(3)	Represents provisions charged to net revenues for estimated returns of Playboy magazine, other domestic publications and domestic DVD products.
(4)	Represents settlements on provisions previously recorded.
(5)	Represents noncash federal income tax expense related to increasing the valuation allowance.
(6)	Primarily represents noncash foreign income tax benefit related to decreasing the valuation allowance.

EXHIBIT INDEX

Exhibit Number	Description

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

4.1	Indenture for 3.00% Convertible Senior Subordinated Notes due 2025
a
Indenture, dated March 15, 2005, between Playboy Enterprises, Inc. and LaSalle Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 from the Current Report on Form 8-K dated March 9, 2005, or the March 9, 2005 Form 8-K)

@	b
Instrument of Resignation, Appointment and Acceptance, dated November 21, 2008, by and among Playboy Enterprises, Inc., Deutsche Bank National Trust Company and Bank of America, N.A. (as successor by merger to LaSalle Bank National Association)

4.2	Form of 3.00% Convertible Senior Subordinated Notes due 2025 (included in Exhibit 4.1)

4.3	Registration Rights Agreement, dated March 15, 2005, among Playboy Enterprises, Inc. and the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 from the March 9, 2005 Form 8-K)

@#10.1	Publishing Services Agreement, dated November 17, 2009, by and between Playboy Enterprises, Inc. and American Media, Inc. through its wholly owned subsidiary, American Media Operations, Inc.

10.2	Playboy Magazine Printing and Binding Agreement
#	a
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

#	e
Fourth Amendment, dated April 7, 2009, to Printing and Binding Agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc. (incorporated by reference to Exhibit 10.5 from our quarterly report on Form 10-Q for the quarter ended June 30, 2009, or the June 30, 2009 Form 10-Q)

10.3	Playboy Magazine Distribution Agreement
a
Distribution Agreement, dated January 1, 2006, between Time/Warner Retail Sales & Marketing Inc. (f/k/a Warner Publisher Services, Inc.) and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.10 from our quarterly report on Form 10-Q for the quarter ended March 31, 2006, or the March 31, 2006 Form 10-Q)

#	b
Amendment, effective as of January 20, 2009, to Distribution Agreement between Time/Warner Retail Sales & Marketing Inc. (f/k/a Warner Publisher Services, Inc.) and Playboy Enterprises, Inc. (incorporated by reference to Exhibit 10.2(b) from our annual report on Form 10-K for the year ended December 31, 2008, or the December 31, 2008 Form 10-K)

10.4	Playboy Magazine Subscription Fulfillment Agreement
a
Fulfillment Agreement, dated July 1, 1987, between Communications Data Services, Inc. and Playboy Enterprises International, Inc. (incorporated by reference to Exhibit 10.12(a) from our annual report on Form 10-K for the year ended June 30, 1992, or the 1992 Form 10-K)

b
Amendment, dated June 1, 1988, to Fulfillment Agreement between Communications Data Services, Inc. and Playboy Enterprises International, Inc. (incorporated by reference to Exhibit 10.12(b) from our annual report on Form 10-K for the year ended June 30, 1993, or the 1993 Form 10-K)

c
Amendment, dated July 1, 1990, to Fulfillment Agreement between Communications Data Services, Inc. and Playboy Enterprises International, Inc. (incorporated by reference to Exhibit 10.12(c) from our annual report on Form 10-K for the year ended June 30, 1991, or the June 30, 1991 Form 10-K)

d
Amendment, dated July 1, 1996, to Fulfillment Agreement between Communications Data Services, Inc. and Playboy Enterprises International, Inc. (incorporated by reference to Exhibit 10.5(d) from our annual report on Form 10-K for the year ended June 30, 1996, or the June 30, 1996 Form 10-K)

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
Amendment, dated March 9, 2006, to Fulfillment Agreement between Communications Data Services, Inc. and Playboy Enterprises International, Inc. (incorporated by reference to Exhibit 10.9 from the March 31, 2006 Form 10-Q)

10.5	Playboy TV UK Limited and UK/Benelux Limited
@#	a
Authority to Proceed Letter to provide Connectivity, uplink and satellite Services via the Eurobird 1 satellite currently under negotiation, dated October 16, 2009, between Arqiva Limited and Playboy TV UK/Benelux Limited

@	b
Extension Letter to Authority to Proceed Letter to provide Connectivity, uplink and satellite Services via the Eurobird 1 satellite currently under negotiation, dated December 17, 2009, between Arqiva Limited and Playboy TV UK/Benelux Limited

@	c
Extension Letter to Authority to Proceed Letter to provide Connectivity, uplink and satellite Services via the Eurobird 1 satellite currently under negotiation, dated January 7, 2010, between Arqiva Limited and Playboy TV UK/Benelux Limited

@	d
Extension Letter to Authority to Proceed Letter to provide Connectivity, uplink and satellite Services via the Eurobird 1 satellite currently under negotiation, dated January 20, 2010, between Arqiva Limited and Playboy TV UK/Benelux Limited

@	e
Extension Letter to Authority to Proceed Letter to provide Connectivity, uplink and satellite Services via the Eurobird 1 satellite currently under negotiation, dated February 17, 2010, between Arqiva Limited and Playboy TV UK/Benelux Limited

@#	f
Authority to Proceed Letter to provide Connectivity, uplink and satellite Services via the Hotbird 8 satellite currently under negotiation, dated October 2, 2009, between Arqiva Limited and Playboy TV UK/Benelux Limited

@	g
Extension Letter to Authority to Proceed Letter to provide Connectivity, uplink and satellite Services via the Hotbird 8 satellite currently under negotiation, dated October 30, 2009, between Arqiva Limited and Playboy TV UK/Benelux Limited

@	h
Extension Letter to Authority to Proceed Letter to provide Connectivity, uplink and satellite Services via the Hotbird 8 satellite currently under negotiation, dated December 17, 2009, between Arqiva Limited and Playboy TV UK/Benelux Limited

@	i
Extension Letter to Authority to Proceed Letter to provide Connectivity, uplink and satellite Services via the Hotbird 8 satellite currently under negotiation, dated January 7, 2010, between Arqiva Limited and Playboy TV UK/Benelux Limited

@	j
Extension Letter to Authority to Proceed Letter to provide Connectivity, uplink and satellite Services via the Hotbird 8 satellite currently under negotiation, dated January 20, 2010, between Arqiva Limited and Playboy TV UK/Benelux Limited

@	k
Extension Letter to Authority to Proceed Letter to provide Connectivity, uplink and satellite Services via the Hotbird 8 satellite currently under negotiation, dated February 17, 2010, between Arqiva Limited and Playboy TV UK/Benelux Limited

10.6	Playboy TV–Latin America, LLC Agreements
#	a
Third Amended and Restated Operating Agreement for Playboy TV–Latin America, LLC, effective as of November 10, 2006, by and between Playboy Entertainment Group, Inc. and Lifford International Co. Ltd. (BVI)

#	b	Amended and Restated Program Supply and Trademark License Agreement, dated November 10, 2006, between Playboy Entertainment Group, Inc. and Playboy TV–Latin America, LLC

(items (a) and (b) incorporated by reference to Exhibits 10.7(c) and (d), respectively, from our annual report on Form 10-K for the year ended December 31, 2006)

10.7
Transfer Agreement, dated December 23, 2002, by and among Playboy Enterprises, Inc., Playboy Entertainment Group, Inc., Playboy Enterprises International, Inc., Claxson Interactive Group Inc., Carlyle Investments LLC (in its own right and as a successor in interest to Victoria Springs Investments Ltd.), Carlton Investments LLC (in its own right and as a successor in interest to Victoria Springs Investments Ltd.), Lifford International Co. Ltd. (BVI) and Playboy TV International, LLC (incorporated by reference to Exhibit 2.1 from the Current Report on Form 8-K dated December 23, 2002)

10.8	Affiliation Agreement with Time Warner Cable Inc.
#	a
Affiliation Agreement, dated July 8, 2004, between Playboy Entertainment Group, Inc., Spice Entertainment, Inc., Spice Hot Entertainment, Inc., and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2004, or the September 30, 2004 Form 10-Q)

#	b
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

10.10	Affiliation Agreement between Playboy Entertainment Group, Inc., and Satellite Services, Inc.
	a	Affiliation Agreement, dated February 10, 1993, between Playboy Entertainment Group, Inc., and Satellite Services, Inc.

	b	Amendment to Affiliation Agreement, effective as of September 26, 2005, between Playboy Entertainment Group, Inc., and Satellite Services, Inc.
(items (a) and (b) incorporated by reference to Exhibits 10.2.1 and 10.2.2, respectively, from the September 30, 2005 Form 10-Q)

10.11	Agreement by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., and DirecTV, Inc.
#	a
Amended and Restated Agreement, dated August 1, 2007, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., and DirecTV, Inc. (incorporated by reference to Exhibit 10.3 from Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on February 20, 2009, or the September 30, 2007 Form 10-Q/A)

b
Amendment to the Agreement, dated October 12, 2009, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., and DirecTV, Inc. (incorporated by reference to Exhibit 10.5 from our quarterly report on Form 10-Q for the quarter ended September 30, 2009, or the September 30, 2009 Form 10-Q)

@	c	Amendment to the Agreement, dated November 13, 2009, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., and DirecTV, Inc.
@	d	Amendment to the Agreement, dated December 14, 2009, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., and DirecTV, Inc.
@	e	Amendment to the Agreement, dated January 14, 2010, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., and DirecTV, Inc.
@	f	Amendment to the Agreement, dated February 12, 2010, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., and DirecTV, Inc.

#10.12
Services Agreement, dated April 1, 2008 between Broadcast Facilities, Inc. and Playboy Entertainment Group, Inc. (incorporated by reference to Exhibit 10.2 from Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on February 20, 2009)

#10.13
Amended and Restated Satellite Capacity Lease, effective October 11, 2009, by and between Playboy Entertainment Group, Inc. and Transponder Encryption Services Corporation (incorporated by reference to Exhibit 10.4 from the September 30, 2009 Form 10-Q)

10.14	Content License, Marketing and Sales Agreement
#	a
Content License, Marketing and Sales Agreement, dated January 15, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC (incorporated by reference to Exhibit 10.2 from the March 31, 2008 Form 10-Q/A)

#	b
First Amendment to the Content License, Marketing and Sales Agreement, effective as of March 1, 2008, between Playboy.com, Inc. and eFashion Solutions, LLC (incorporated by reference to Exhibit 10.13(b) from the December 31, 2008 Form 10-K)

c
Second Amendment to the Content License, Marketing and Sales Agreement, effective as of April 20, 2009, between Playboy.com, Inc. and eFashion Solutions, LLC (incorporated by reference to Exhibit 10.1 from the September 30, 2009 Form 10-Q)

d
Third Amendment to the Content License, Marketing and Sales Agreement, effective as of May 26, 2009, between Playboy.com, Inc. and eFashion Solutions, LLC (incorporated by reference to Exhibit 10.2 from the September 30, 2009 Form 10-Q)

#	e
Fourth Amendment to the Content License, Marketing and Sales Agreement, effective as of August 26, 2009, between Playboy.com, Inc. and eFashion Solutions, LLC (incorporated by reference to Exhibit 10.3 from the September 30, 2009 Form 10-Q)

#10.15
Agreement dated October 4, 2004, between Playboy Enterprises International, Inc., Fiesta Palms LLC, N-M Ventures II, LLC and Nine Group LLC (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2007, or the June 30, 2007 Form 10-Q)

10.16
Amended and Restated Credit Agreement, effective as of April 1, 2005, or the Credit Agreement, among PEI Holdings, Inc., as borrower, and Bank of America, N.A., as Agent and the other lenders from time to time party thereto

	a	Credit Agreement (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended March 31, 2005)
b
First Amendment to the Credit Agreement, dated March 10, 2006, among PEI Holdings, Inc., as borrower, Bank of America, N.A., as Agent, and the other Lenders Party thereto (incorporated by reference to Exhibit 10.15(b) from our annual report on Form 10-K for the year ended December 31, 2005)

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
w
Deed of Trust with Assignment of Rents, Security Agreement and Fixture Filing, dated March 11, 2003, made and executed by Playboy Enterprises International, Inc. in favor of Fidelity National Title Insurance Company for the benefit of Bank of America, N.A., as Agent for Lenders under the Credit Agreement

(items (c) through (w) incorporated by reference to Exhibits 10.9(b) through (u), respectively, from the December 31, 2002 Form 10-K)

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

oo
Joinder and Amendment No. 1 to Master Corporate Guaranty, dated September 28, 2006, by Playboy Enterprises, Inc., Playboy Enterprises International, Inc., Spice Hot Entertainment, Inc. and Spice Platinum Entertainment, Inc., and accepted by Bank of America, N.A., as agent for the Lenders

(items (kk) through (oo) incorporated by reference to Exhibits 10.1.1 through 10.2.3, respectively, from our quarterly report on Form 10-Q for the quarter ended September 30, 2006)

	pp	Sixth Amendment to the Credit Agreement, dated September 28, 2007 (incorporated by reference to Exhibit 10.1 to the September 30, 2007 Form 10-Q/A)
	qq	Seventh Amendment to the Credit Agreement, dated February 17, 2009 (incorporated by reference to Exhibit 10.15(qq) from the December 31, 2008 Form 10-K)

10.17	Playboy Mansion West Lease Agreement, as amended, between Playboy Enterprises, Inc. and Hugh M. Hefner
	a	Letter of Interpretation of Lease
	b	Agreement of Lease

(items (a) and (b) incorporated by reference to Exhibits 10.3(a) and (b), respectively, from the June 30, 1991 Form 10-K)

c
Amendment to Lease Agreement, dated January 12, 1998 (incorporated by reference to Exhibit 10.2 from our quarterly report on Form 10-Q for the quarter ended March 31, 1998, or the March 31, 1998 Form 10-Q)

d
Lease Subordination Agreement, dated March 11, 2003, by and among Hugh M. Hefner, Playboy Enterprises International, Inc. and Bank of America, N.A., as Agent for various lenders (see Exhibit 10.22(v)) (incorporated by reference to Exhibit 10.9(t) from the December 31, 2002 Form 10-K)

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
a
Office Lease, dated April 7, 1988, by and between Playboy Enterprises, Inc. and LaSalle National Bank as Trustee under Trust No. 112912 (incorporated by reference to Exhibit 10.7(a) from the June 30, 1993 Form 10-K)

b
First Amendment to Office Lease, dated October 26, 1989 (incorporated by reference to Exhibit 10.15(b) from our annual report on Form 10-K for the year ended June 30, 1995, or the June 30, 1995 Form 10-K)

	c	Second Amendment to Office Lease, dated June 1, 1992 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended December 31, 1992)
	d	Third Amendment to Office Lease, dated August 30, 1993 (incorporated by reference to Exhibit 10.15(d) from the June 30, 1995 Form 10-K)
	e	Fourth Amendment to Office Lease, dated August 6, 1996 (incorporated by reference to Exhibit 10.20(e) from the June 30, 1996 Form 10-K)
	f	Fifth Amendment to Office Lease, dated March 19, 1998 (incorporated by reference to Exhibit 10.3 from our quarterly report on Form 10-Q for the quarter ended March 31, 1998)
	g	Sixth Amendment to Office Lease, effective as of May 1, 2006 (incorporated by reference to Exhibit 10.9.1 from the September 30, 2006 Form 10-Q)

10.20	New York Office Lease Documents
	a	Agreement of Lease, dated August 11, 1992, between Playboy Enterprises, Inc. and Lexington Building Co. (incorporated by reference to Exhibit 10.9(b) from the June 30, 1992 Form 10-K)
	b	Second Amendment to Agreement of Lease, dated June 28, 2004 (incorporated by reference to Exhibit 10.4 from the June 30, 2004 Form 10-Q)

10.21	Los Angeles Studio Facility Lease Documents
	a	Agreement of Lease, dated September 20, 2001, between Kingston Andrita LLC and Playboy Entertainment Group, Inc. (incorporated by reference to Exhibit 10.3(a) from the September 30, 2001 Form 10-Q)
	b	First Amendment to Agreement of Lease, dated May 15, 2002 (incorporated by reference to Exhibit 10.3 from the June 30, 2002 Form 10-Q)
	c	Second Amendment to Agreement of Lease, dated July 23, 2002 (incorporated by reference to Exhibit 10.6 from the September 30, 2002 Form 10-Q)
	d	Third Amendment to Agreement of Lease, dated October 31, 2002
	e	Fourth Amendment to Agreement of Lease, dated December 2, 2002
	f	Fifth Amendment to Agreement of Lease, dated December 31, 2002
	g	Sixth Amendment to Agreement of Lease, dated January 31, 2003

(items (d) through (g) incorporated by reference to Exhibits 10.17(d) through (g), respectively, from the December 31, 2002 Form 10-K)

	h	Guaranty, dated September 20, 2001, by Playboy Entertainment Group, Inc. in favor of Kingston Andrita LLC (incorporated by reference to Exhibit 10.3(c) from the September 30, 2001 Form 10-Q)
	i	Seventh Amendment to Agreement of Lease, dated July 23, 2003 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2003)
#	j
Sublease Agreement, dated April 1, 2008, between Broadcast Facilities, Inc. and Playboy Entertainment Group, Inc. (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended June 30, 2008)

*10.22	Selected Company Remunerative Plans
	a	Executive Protection Program, dated March 1, 1990 (incorporated by reference to Exhibit 10.18(c) from the June 30, 1995 Form 10-K)
b
Amended and Restated Playboy Enterprises, Inc. Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.2(a) from our quarterly report on Form 10-Q for the quarter ended June 30, 1998, or the June 30, 1998 Form 10-Q)

c
First Amendment to the Playboy Enterprises, Inc. Deferred Compensation Plan, as amended and restated January 1, 2005 (incorporated by reference to Exhibit 10.1 from our quarterly report on Form 10-Q for the quarter ended September 30, 2008, or the September 30, 2008 Form 10-Q)

d
Second Amendment to the Playboy Enterprises, Inc. Deferred Compensation Plan, as amended and restated January 1, 2005 (incorporated by reference to Exhibit 10.22(d) from the December 31, 2008 Form 10-K)

e
Third Amendment to the Playboy Enterprises, Inc. Deferred Compensation Plan, as amended and restated January 1, 2005 (incorporated by reference to Exhibit 10.22(e) from the December 31, 2008 Form 10-K)

f
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
Second Amendment to the Playboy Enterprises, Inc. Board of Directors’ Deferred Compensation Plan, as amended and restated January 1, 2005 (incorporated by reference to Exhibit 10.22(h) from the December 31, 2008 Form 10-K)

i
Third Amendment to the Playboy Enterprises, Inc. Board of Directors’ Deferred Compensation Plan, as amended and restated January 1, 2005 (incorporated by reference to Exhibit 10.22(i) from the December 31, 2008 Form 10-K)

	j	Amended and Restated Playboy Enterprises, Inc. Employee Investment Savings Plan (incorporated by reference to Exhibit 10.22(j) from the December 31, 2008 Form 10-K)

*10.23	1991 Directors’ Plan
a
First Amended and Restated Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Plan for Non-Employee Directors, effective as of September 17, 2008 (incorporated by reference to Exhibit 10.3 from the September 30, 2008 Form 10-Q)

	b	Playboy Enterprises, Inc. 1991 Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4(nn) from the June 30, 1991 Form 10-K)

*10.24	1995 Stock Incentive Plan
a
Third Amended and Restated Playboy Enterprises, Inc. 1995 Stock Incentive Plan (incorporated by reference to Appendix A from Playboy Enterprises, Inc.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 30, 2009, or the March 30, 2009 Definitive Proxy Statement)

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

*10.25	1997 Directors’ Plan
	a	Second Amended and Restated 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc. (incorporated by reference to Appendix B from the March 30, 2009 Definitive Proxy Statement)
b
Form of Restricted Stock Agreement for Restricted Stock issued under the Plan (incorporated by reference to Exhibit 10.1(b) from our quarterly report on Form 10-Q for the quarter ended September 30, 1997)

c
First Amendment to the Second Amended and Restated 1997 Equity Plan for Non-Employee Directors of Playboy Enterprises, Inc., as amended and restated as of September 17, 2008 (incorporated by reference to Exhibit 10.25(c) from December 31, 2008 Form 10-K)

*@10.26	Playboy Enterprises, Inc. Employee Stock Purchase Plan, as amended and restated

*10.27	Selected Employment, Termination and Other Agreements
a
Form of Severance Agreement, dated September 1, 2008, between Playboy Enterprises, Inc. and each of Linda Havard and Alex Vaickus (incorporated by reference to Exhibit 10.27(a) from the December 31, 2008 Form 10-K)

b
Form of Severance Agreement, dated September 1, 2008, between Playboy Enterprises, Inc. and each of Martha Lindeman, Richard Rosenzweig and Howard Shapiro (incorporated by reference to Exhibit 10.27(b) from the December 31, 2008 Form 10-K)

c
Amended and Restated Employment Agreement, dated September 1, 2008, between Playboy Enterprises, Inc. and Robert Meyers (incorporated by reference to Exhibit 10.27(c) from the December 31, 2008 Form 10-K)

#	d	Separation Agreement, dated February 9, 2009, between Playboy Enterprises, Inc. and Christie Hefner (incorporated by reference to Exhibit 10.27(d) from the December 31, 2008 Form 10-K)
	e	Employment Agreement, dated June 1, 2009, between Playboy Enterprises, Inc. and Scott Flanders (incorporated by reference to Exhibit 10.4 from the June 30, 2009 Form 10-Q)

@	f	Separation Agreement, dated November 30, 2009, between Playboy Enterprises, Inc. and Linda Havard

@21	Subsidiaries

@23	Consent of Ernst & Young LLP

@31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

@31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

@32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______
*	Indicates management compensation plan
#	Certain information omitted pursuant to a request for confidential treatment filed separately with and granted by the SEC
@	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAYBOY ENTERPRISES, INC.

March 11, 2010	By	/s/ Robert D. Campbell
Robert D. Campbell
Senior Vice President, Treasurer and
Strategic Planning, Assistant Secretary
and Interim Chief Financial Officer
(Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott N. Flanders	March 11, 2010
Scott N. Flanders
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ David I. Chemerow	March 11, 2010
David I. Chemerow
Chairman of the Board and Director

/s/ Richard S. Rosenzweig	March 11, 2010
Richard S. Rosenzweig
Executive Vice President and Director

/s/ Dennis S. Bookshester	March 11, 2010
Dennis S. Bookshester
Director

/s/ Charles Hirschhorn	March 11, 2010
Charles Hirschhorn
Director

/s/ Russell I. Pillar	March 11, 2010
Russell I. Pillar
Director

/s/ Sol Rosenthal	March 11, 2010
Sol Rosenthal
Director

/s/ Robert D. Campbell	March 11, 2010
Robert D. Campbell
Senior Vice President, Treasurer and
Strategic Planning, Assistant Secretary
and Interim Chief Financial Officer
(Principal Financial Officer)

/s/ Michael S. Dannhauser	March 11, 2010
Michael S. Dannhauser
Senior Vice President and Corporate
Controller
(Principal Accounting Officer)