Form 10-Q
period 2010-03-31
PLAYBOY ENTERPRISES INC
filed 2010-05-07
CIK 1072341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☑

At April 30, 2010, there were 4,864,102 shares of Class A Common Stock and 28,768,361 shares of Class B Common Stock outstanding.

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

For a detailed discussion of these and other factors that may affect our performance, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

PLAYBOY ENTERPRISES, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the Quarters Ended March 31 (Unaudited)
(In thousands, except per share amounts)

	2010	2009
Net revenues	$52,148	$61,633
Costs and expenses
Cost of sales	(37,547)	(50,430)
Selling and administrative expenses	(11,421)	(12,538)
Restructuring expense	(671)	(3,179)
Impairment charges	(447)	(5,518)
Total costs and expenses	(50,086)	(71,665)
Operating income (loss)	2,062	(10,032)
Nonoperating income (expense)
Investment income	5	33
Interest expense	(2,170)	(2,147)
Amortization of deferred financing fees	(164)	(225)
Other, net	(59)	(89)
Total nonoperating expense	(2,388)	(2,428)
Loss before income taxes	(326)	(12,460)
Income tax expense	(636)	(1,202)
Net loss	$(962)	$(13,662)

Other comprehensive income (loss)
Unrealized loss on marketable securities	-	(26)
Foreign currency translation gain (loss)	42	(187)
Total other comprehensive income (loss)	42	(213)
Comprehensive loss	$(920)	$(13,875)

Weighted average number of common shares outstanding
Basic and diluted	33,540	33,388

Basic and diluted loss per common share	$(0.03)	$(0.41)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	Mar. 31,	Dec. 31,
	2010	2009
Assets
Cash and cash equivalents	$25,371	$24,569
Receivables, net of allowance for doubtful accounts of $3,868 and $3,834, respectively	32,890	31,942
Receivables from related parties	2,143	2,897
Inventories	5,296	3,951
Deferred tax asset	1,426	1,487
Prepaid expenses and other current assets	5,410	5,048
Total current assets	72,536	69,894
Property and equipment, net	17,252	18,438
Programming costs, net	45,881	47,516
Trademarks, net	44,164	43,964
Distribution agreements, net of accumulated amortization of $6,895 and $6,751, respectively	11,369	11,513
Deferred tax asset	247	-
Other noncurrent assets	5,158	5,507
Total assets	$196,607	$196,832

Liabilities
Acquisition liabilities	$4,895	$4,802
Accounts payable	21,403	21,138
Accrued salaries, wages and employee benefits	9,333	10,123
Deferred revenues	30,163	27,417
Other current liabilities and accrued expenses	16,374	17,519
Total current liabilities	82,168	80,999
Financing obligations	105,265	104,128
Acquisition liabilities	476	703
Deferred tax liability	7,926	7,706
Other noncurrent liabilities	23,791	25,592
Total liabilities	219,626	219,128

Shareholders’ deficit
Common stock, $0.01 par value
Class A voting – 7,500,000 shares authorized; 4,864,102 issued	49	49
Class B nonvoting – 75,000,000 shares authorized; 29,130,138 and 29,014,343 issued, respectively	291	289
Capital in excess of par value	260,574	260,379
Accumulated deficit	(275,926)	(274,964)
Treasury stock, at cost – 381,971 shares	(5,000)	(5,000)
Accumulated other comprehensive loss	(3,007)	(3,049)
Total shareholders’ deficit	(23,019)	(22,296)
Total liabilities and shareholders’ deficit	$196,607	$196,832

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Quarters Ended March 31 (Unaudited)
(In thousands)

	2010	2009
Cash flows from operating activities
Net loss	$(962)	$(13,662)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation of property and equipment	1,222	1,232
Amortization of intangible assets	390	506
Amortization of investments in entertainment programming	6,565	7,986
Amortization of deferred financing fees	164	225
Stock-based compensation	359	178
Noncash interest expense	1,137	1,054
Impairment charges	447	5,518
Deferred income taxes	34	579
Payments of deferred compensation plan	-	(5,133)
Net change in operating assets and liabilities	(2,799)	5,483
Investments in entertainment programming	(5,082)	(7,171)
Other, net	526	17
Net cash provided by (used for) operating activities	2,001	(3,188)
Cash flows from investing activities
Purchases of investments	-	(93)
Proceeds from sales of investments	-	5,575
Additions to property and equipment	(711)	(1,079)
Other, net	3	4
Net cash provided by (used for) investing activities	(708)	4,407
Cash flows from financing activities
Payments of deferred financing fees	-	(173)
Payments of acquisition liabilities	(250)	(250)
Proceeds from stock-based compensation	23	21
Net cash used for financing activities	(227)	(402)
Effect of exchange rate changes on cash and cash equivalents	(264)	(107)
Net increase in cash and cash equivalents	802	710
Cash and cash equivalents at beginning of period	24,569	25,192
Cash and cash equivalents at end of period	$25,371	$25,902

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(A)      Basis of Preparation

The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring and other adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(B)      Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU No. 2010-06. ASU No. 2010-06 requires additional disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers between levels of the fair value hierarchy as defined in FASB Accounting Standard Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. We adopted the provisions of ASU No. 2010-06 beginning with the first quarter of 2010, except for the disclosure presenting disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), which we are required to adopt in the first quarter of 2011. As ASU No. 2010-06 affects disclosures only, the adoption of ASU No. 2010-06 does not affect our results of operations or financial condition.

(C)      Restructuring Expense

In the current year quarter, we implemented a plan to further reduce headcount and real estate lease obligations. As a result of this plan, we recorded a charge of $0.4 million related to a lease termination fee and a workforce reduction of 10 employees, whose positions will be eliminated in the first quarter of 2011. Severance payments under this plan will begin in the first quarter of 2011 and be completed in 2011.

In the fourth quarter of 2009, we implemented a plan to outsource non-editorial functions of Playboy magazine and other domestic publications to American Media, Inc. through its wholly owned subsidiary, American Media Operations, Inc., as well as to reduce other overhead costs. As a result of this plan, we recorded a charge of $3.7 million related to a workforce reduction of 26 employees, most of whose positions were eliminated by the end of the current year quarter, and contract termination fees. Severance payments under this plan began in the fourth quarter of 2009 and will be completed in 2011.

In the second quarter of 2009, we recorded a charge of $9.3 million related to our plan to vacate our leased New York office space. The charge primarily reflected the discounted value of our remaining lease obligation net of estimated sublease income. We recorded additional restructuring charges related to this plan in 2009 representing depreciation of leasehold improvements and furniture and equipment as well as accretion of the difference between the nominal and discounted remaining lease obligation net of estimated sublease income. We expect to record additional restructuring charges, representing depreciation and accretion, of $8.7 million over the remaining approximate nine-year term of the lease, or approximately $1.0 million on average annually. We recorded $0.3 million of these restructuring charges representing depreciation and accretion during the current year quarter.

In the first quarter of 2009, we implemented a restructuring plan to integrate our print and digital businesses in our Chicago office as well as to streamline operations across the Company, including the elimination of positions. As a result of this plan, we recorded a charge of $2.6 million related to a workforce reduction of 107 employees, whose positions were eliminated by the end of the second quarter of 2009. Severance payments under this plan began in the first quarter of 2009 and were substantially completed by the end of 2009 with some payments continuing into 2010.

In the fourth quarter of 2008, we implemented a restructuring plan to lower overhead costs, primarily related to senior Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to 21 employees, most of whose positions were eliminated in the first quarter of 2009. Payments under this plan began in the fourth quarter of 2008 and were largely completed by the end of 2009 with some payments continuing into 2011. We recorded an unfavorable adjustment of $0.9 million during the prior year quarter as result of changes in assumptions for this plan.

In the third quarter of 2008, we implemented a restructuring plan to reduce overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose positions were eliminated in the fourth quarter of 2008. Payments under this plan began in the fourth quarter of 2008 and were substantially completed by the end of 2009 with some payments continuing into 2010. We recorded a favorable adjustment of $0.3 million during the prior year quarter as a result of changes in assumptions for this plan.

The following table sets forth the activity and balances of our restructuring reserves, which are included in “Accrued salaries, wages and employee benefits,” “Other current liabilities and accrued expenses” and “Other noncurrent liabilities” on our Consolidated Balance Sheets (in thousands).

	Workforce Reduction	Consolidation of Facilities and Operations	Total
Balance at December 31, 2009	$4,689	$10,667	$15,356
Reserve recorded	90	285	375
Accretion of discount on net lease obligation	-	202	202
Adjustments to previous estimates	(52)	17	(35)
Cash payments	(886)	(1,098)	(1,984)
Balance at March 31, 2010	$3,841	$10,073	$13,914

The above table excludes depreciation of leasehold improvements and furniture and equipment related to our leased New York office space.

(D)      Impairment Charges

In accordance with ASC Topic 360, Property, Plant, and Equipment, we conduct impairment testing on long-lived assets, or asset groups, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the first quarter of 2010, we implemented a plan to further reduce our headcount and real estate lease obligations. As a result, we evaluated the related long-lived assets for recoverability. We determined the carrying amount of this asset group was not recoverable and we recorded an impairment charge of $0.4 million in the current year quarter representing the entire net book value of these long-lived assets.

In concert with the integration of our print and digital businesses in the first quarter of 2009, we moved the reporting of our digital business from the Entertainment Group into the Print/Digital Group, which we formerly called the Publishing Group. These businesses were combined in order to better focus on creating brand-consistent content that extends across print and digital platforms. Due to this realignment of our operating segments, which are also our reporting units as defined in ASC Topic 350, Intangibles–Goodwill and Other, or ASC Topic 350, we conducted interim impairment testing of goodwill in accordance with ASC Topic 350. Interim testing of goodwill was also necessitated by lower expected financial results in the new Print/Digital Group than that of the former Entertainment Group, which contained the digital business’ assets prior to the realignment of our operating segments. We estimated the implied fair value of the goodwill using a combined weighted forecasted-discounted cash flow method and a market multiple approach based in part on our financial results and our expectation of future performance at the time of our impairment testing, which are Level 3 inputs within the fair value hierarchy under ASC Topic 820, as described in Note (I), Fair Value Measurement. As a result of this testing, the implied fair value of goodwill of the Print/Digital operating segment was lower than its carrying value, and we recorded an impairment charge on the entire balance of the Print/Digital Group’s goodwill of $5.5 million in the prior year quarter.

Further downward pressure on our operating results and/or further deterioration of economic conditions could result in additional future impairments of our long-lived assets, including our other intangible assets.

(E)       Earnings Per Common Share

The following table sets forth the computations of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

	Quarters Ended
	March 31,
	2010	2009
Numerator:
For basic and diluted EPS – net loss	$(962)	$(13,662)

Denominator:
For basic and diluted EPS – weighted average shares	33,540	33,388

Basic and diluted loss per common share	$(0.03)	$(0.41)

The following table sets forth the number of shares related to outstanding options to purchase Class B common stock, or Class B stock, the number of restricted stock units, or RSUs, that provide for the issuance of Class B stock and the potential number of shares of Class B stock contingently issuable under our 3.00% convertible senior subordinated notes due 2025, or convertible notes. These shares were not included in the computations of diluted EPS for the quarters ended March 31, 2010 and 2009, as their inclusion would have been antidilutive (in thousands):

	Quarters Ended
	March 31,
	2010	2009
Stock options	3,687	4,575
RSUs	499	536
Convertible notes	6,758	6,758
Total	10,944	11,869

(F)       Inventories

In 2009, the January and February 2010 issues of Playboy magazine were combined into a double issue. As a result, we have higher inventories at March 31, 2010 compared to December 31, 2009.

The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

Mar. 31,		Dec. 31,
	2010	2009
Paper	$1,255	$1,191
Editorial and other prepublication costs	3,546	2,230
Merchandise finished goods	495	530
Total	$5,296	$3,951

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

We utilize the liability method of accounting for income taxes as set forth in ASC Topic 740, Income Taxes. Additionally, NOL and tax credit carryforwards are reported as deferred income tax assets. The realization of deferred income tax assets is dependent upon future earnings. A valuation allowance is required against deferred income tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred income tax assets may not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. As a result of our cumulative losses in the U.S. and certain foreign jurisdictions, we have concluded that a full valuation allowance should be recorded for such jurisdictions.

At March 31, 2010 and December 31, 2009, we had unrecognized tax benefits of $8.0 million and do not expect this amount to change significantly over the next 12 months. Due to the impact of deferred income tax accounting, the disallowance of these benefits would not affect our effective income tax rate nor would it accelerate the payment of cash to the taxing authorities to an earlier period.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

We file U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and most state taxing authorities. In addition, for all tax years prior to 2006 generating an NOL, taxing authorities can adjust the NOL amount. In our international tax jurisdictions, numerous tax years remain subject to examination by taxing authorities, including tax returns for 2003 and subsequent years.

(H)      Marketable Securities

We account for available-for-sale marketable securities and short-term investments under the specific identification method. We did not purchase or sell any marketable securities or investments during the current year quarter and had no marketable securities or investments on our Consolidated Balance Sheets at March 31, 2010 or December 31, 2009. During the prior year quarter, we purchased $0.1 million of investments and received proceeds of $5.6 million from sales of investments and recorded immaterial gains or losses related to those sales. We recorded immaterial net unrealized holding losses in “Other comprehensive income (loss)” during the prior year quarter.

(I)        Fair Value Measurement

We measure our financial assets and financial liabilities at fair value in accordance with ASC Topic 820. Our financial assets and financial liabilities relate to derivative instruments used to hedge the variability of forecasted cash receipts related to royalty payments denominated in yen and euro. Derivative instruments in asset positions, if any, are included in “Prepaid expenses and other current assets” and derivative instruments in liability positions, if any, are included in “Other current liabilities and accrued expenses” on our Consolidated Balance Sheets.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2010 (in thousands):

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$60	$-	$60	$-

We measure the fair value of our derivative instruments using broker prices, which use inputs that are readily available in public markets or can be derived from information readily available in public markets. These inputs include spot exchange rates and interest rates.

(J)       Financing Obligations

Our financing obligations consisted of the $115.0 million principal amount of convertible notes with a carrying value of $105.3 million at March 31, 2010 and $104.1 million at December 31, 2009.

The fair value of the convertible notes is influenced by changes in market interest rates, the share price of Class B stock and our credit quality. At March 31, 2010, the convertible notes had an estimated fair value of $100.1 million. This fair value was estimated using quoted market prices that are similar to Level 2 inputs within the ASC Topic 820 fair value hierarchy.

(K)      Contingencies

In 2006, we acquired Club Jenna, Inc. and related companies, for which we paid $7.7 million at closing, $1.6 million in 2007, $1.7 million in 2008 and $2.3 million in 2009 with one additional deferred purchase price payment of $4.3 million due in the second quarter of 2010. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on DVD sales of existing content of the acquired business over a 10-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. No earnout payments have been made through March 31, 2010 and no future earnout payments are expected.

In 2005, we acquired an affiliate network of websites. We paid $8.0 million at closing and $2.0 million in each of 2006 and 2007. Pursuant to the acquisition agreement, we were also obligated to make future contingent earnout payments over the five-year period commencing January 1, 2005 based primarily on the financial performance of the acquired business. No earnout payments were made during the current year quarter or the prior year quarter and no future obligations remain.

In 2002, a $4.4 million verdict was entered against us by a state trial court in Texas in a lawsuit with a former publishing licensee. We terminated the license in 1998 due to the licensee’s failure to pay royalties and other amounts due us under the license agreement. We posted a bond in the amount of approximately $9.4 million, which represented the amount of the judgment, costs and estimated pre- and post-judgment interest. We appealed and the Texas State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of plaintiffs’ claims and remanded the remaining claims for a new trial. We filed a petition for review with the Texas Supreme Court. On January 25, 2008, the Texas Supreme Court denied our petition for review. On February 8, 2008, we filed a petition for rehearing with the Texas Supreme Court. On May 16, 2008, the Texas Supreme Court denied our motion for rehearing. The posted bond has been canceled and the remaining claims were retried. On April 23, 2010, a jury returned a verdict in our favor.

(L)      Benefit Plans

We maintain a practice of paying a separation allowance, which is not funded, under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter. We made cash payments under this policy of $0.3 million during the quarter ended March 31, 2010 and $0.2 million during the quarter ended March 31, 2009.

(M)      Stock-Based Compensation

The following table sets forth stock-based compensation expense related to stock options, RSUs, other equity awards and our employee stock purchase plan, or ESPP (in thousands):

	Quarters Ended
	March 31,
	2010	2009
Stock options	$236	$102
RSUs	78	(23)
Other equity awards	42	96
ESPP	3	3
Total	$359	$178

The total amount of compensation expense recognized reflects the number of stock-based awards that actually vest as of the completion of their respective vesting periods. Upon the vesting of certain stock-based awards, we adjust our stock-based compensation expense to reflect actual versus estimated forfeitures. We recorded an immaterial adjustment during the current year quarter and a favorable adjustment of $0.1 million during the prior year quarter to reflect actual forfeitures for vested stock-based awards.

Stock Options

We estimate the value of stock options on the date of grant using the Lattice Binomial model, or Lattice model. The Lattice model requires extensive analysis of actual exercise and cancellation data and involves a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and stock option exercises and cancellations.

The following table sets forth the assumptions used for the Lattice model:

	Quarters Ended
	March 31,
	2010	2009
Expected volatility	56% – 98%	43% – 97%
Weighted average volatility	73%	57%
Risk-free interest rate	0.06% – 5.58%	0.14% – 4.71%
Expected dividends	-	-

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

During the current year quarter, we granted 39,165 stock options, exercisable for shares of Class B stock, which vest over a one-year period from the grant date and expire 10 years from the grant date. During the prior year quarter, we granted 996,000 stock options, exercisable for shares of Class B stock, which vest ratably over a three-year period from the grant date and expire 10 years from the grant date. The weighted average expected life was 5.6 years for stock options granted during the current year quarter and 6.9 years for stock options granted during the prior year quarter, and the weighted average fair value per share was $1.92 for stock options granted during the current year quarter and $0.73 for stock options granted during the prior year quarter.

The following table sets forth the activity and balances of our stock options for the current year quarter:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding at December 31, 2009	3,808,921	$7.48
Granted	39,165	3.36
Exercised	(2,000)	1.25
Forfeited	(126,500)	24.13
Canceled	(346,671)	12.34
Outstanding at March 31, 2010	3,372,915	$6.31

At March 31, 2010, we had $2.1 million of unrecognized stock-based compensation expense related to nonvested stock options, which will be recognized over a weighted average period of 2.9 years.

Restricted Stock Units

During the current year quarter, we granted 22,320 RSUs with a grant-date fair value per share of $3.36, which provide for the issuance of Class B stock vesting over a one-year period from the grant date. During the prior year quarter, we granted 332,000 RSUs with a grant-date fair value per share of $1.25, which provide for the issuance of Class B stock vesting ratably over a three-year period from the grant date.

The following table sets forth the activity and balances of our RSUs for the current year quarter:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2009	536,625	$1.66
Granted	22,320	3.36
Vested	(150,505)	1.25
Canceled	(4,228)	1.25
Outstanding at March 31, 2010	404,212	$1.91

         At March 31, 2010, we had $0.6 million of unrecognized stock-based compensation expense related to nonvested RSUs, which will be recognized over a weighted average period of 2.4 years.

(N)      Segment Information

The following table sets forth financial information by reportable segment (in thousands):

	Quarters Ended
	March 31,
	2010	2009
Net revenues
Entertainment	$23,990	$26,181
Print/Digital	18,230	26,080
Licensing	9,928	9,372
Total	$52,148	$61,633
Loss before income taxes
Entertainment	$3,571	$2,950
Print/Digital	(1,074)	(3,628)
Licensing	6,532	5,606
Corporate	(5,849)	(6,263)
Restructuring expense	(671)	(3,179)
Impairment charges	(447)	(5,518)
Investment income	5	33
Interest expense	(2,170)	(2,147)
Amortization of deferred financing fees	(164)	(225)
Other, net	(59)	(89)
Total	$(326)	$(12,460)

	Mar. 31,	Dec. 31,
	2010	2009
Identifiable assets
Entertainment	$80,692	$82,119
Print/Digital	21,916	21,468
Licensing	6,475	6,040
Corporate	87,524	87,205
Total	$196,607	$196,832

(O)      Subsequent Events

We evaluated all of our activity through the issue date of these financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the Notes to Condensed Consolidated Financial Statements.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

RESULTS OF OPERATIONS

The following table sets forth our results of operations (in millions, except per share amounts):

	Quarters Ended
	March 31,
	2010	2009
Net revenues
Entertainment
Domestic TV	$13.4	$13.3
International TV	10.0	11.3
Other	0.6	1.6
Total Entertainment	24.0	26.2
Print/Digital
Domestic magazine	7.1	13.5
International magazine	1.5	1.7
Special editions and other	1.3	1.6
Digital	8.3	9.3
Total Print/Digital	18.2	26.1
Licensing
Consumer products	8.5	7.8
Location-based entertainment	0.9	1.1
Marketing events	0.1	0.1
Other	0.4	0.3
Total Licensing	9.9	9.3
Total net revenues	$52.1	$61.6

Net loss
Entertainment
Before programming amortization	$10.2	$11.0
Programming amortization	(6.6)	(8.0)
Total Entertainment	3.6	3.0
Print/Digital	(1.1)	(3.6)
Licensing	6.5	5.6
Corporate	(5.8)	(6.3)
Segment income (loss)	3.2	(1.3)
Restructuring expense	(0.7)	(3.2)
Impairment charges	(0.4)	(5.5)
Operating income (loss)	2.1	(10.0)
Nonoperating expense
Interest expense	(2.2)	(2.1)
Amortization of deferred financing fees	(0.2)	(0.3)
Other, net	-	(0.1)
Total nonoperating expense	(2.4)	(2.5)
Loss before income taxes	(0.3)	(12.5)
Income tax expense	(0.7)	(1.2)
Net loss	$(1.0)	$(13.7)
Basic and diluted loss per share	$(0.03)	$(0.41)

Overview

Revenues decreased $9.5 million, or 15%, compared to the prior year quarter. The decrease was driven by lower revenues in our Print/Digital Group, which was primarily due to lower Playboy magazine revenues. Also contributing were lower revenues from our Entertainment Group, largely due to lower international TV revenues.

Segment results improved $4.5 million compared to the prior year quarter due to improved results from all of our groups, most significantly from our Print/Digital Group, and lower Corporate expenses largely as a result of our cost-savings initiatives.

Operating results improved $12.1 million compared to the prior year quarter due to the improved segment results discussed above as well as lower impairment charges and restructuring expense.

Net loss improved $12.7 million compared to the prior year quarter primarily due to the operating results previously discussed and lower income tax expense.

Current Economic Conditions

We continue to experience many of the same challenges our partners and competitors in the media industry are facing, namely increased competition for consumers’ attention in the face of shrinking overall spending in the television and print businesses, the migration of advertisers to other platforms and the uncertainty created by the current state of the global economy. In spite of the strength of our brand and products, our licensing business continues to be challenged by trends in the retail environment as well as from the inability of potential location-based entertainment business partners to obtain project financing. We have made significant changes to many of our processes and business activities in order to address the current economic climate and industry challenges and will continue to do so. Our goal is to narrow our focus to management of the Playboy brand and lifestyle. We have made progress in building a new business model that will create a leaner organization while using others to accelerate growth and operate more efficiently by finding partners with the size, scope and scale needed to assist us in competing in today’s business environment.

Despite the current economic conditions, we believe we continue to have the liquidity to meet our needs. At March 31, 2010, we had $25.4 million in cash and cash equivalents and there were no borrowings and $0.8 million in letters of credit outstanding under our $30.0 million revolving credit facility, resulting in $29.2 million of available borrowings under this facility. We believe our cash generated from operating activities in addition to our cash and borrowing capacity will be sufficient to meet our liquidity needs through 2011. See “Liquidity and Capital Resources” below.

Entertainment Group

Domestic TV revenues were flat compared to the prior year quarter. An increase in Playboy TV revenues, primarily due to an increase in monthly subscription revenues, was offset by a decrease in video-on-demand, or VOD, revenues primarily due to increased competition from other suppliers and distribution outlets. We expect these trends to continue into the future.

International TV revenues decreased $1.3 million, or 12%, compared to the prior year quarter. The decrease was largely due to lower sales in Europe. Increased competition for customers, particularly in the U.K. where we derive significant revenues, continues to challenge our International TV business. We expect these challenges to continue into the future. Foreign currency exchange rate fluctuations had a favorable effect on International TV revenues compared to the prior year quarter.

Revenues from other businesses decreased $1.0 million, or 59%, compared to the prior year quarter due primarily to lower revenues related to television series produced by our production company, Alta Loma Entertainment.

The group’s segment income increased $0.6 million compared to the prior year quarter as the revenue declines previously discussed were more than offset by lower programming amortization expense and the effects of our cost-savings initiatives.

Print/Digital Group

Domestic magazine revenues decreased $6.4 million, or 48%, compared to the prior year quarter due in large part to publishing one fewer issue. Playboy magazine published a double issue and recorded revenues reflecting the combined January/February 2010 issue in the fourth quarter of 2009. In the prior year, February was a separate issue with its revenues reflected in the first quarter of 2009. We do not plan to publish another double issue in 2010. Industry dynamics including lower overall spending by advertisers, fewer subscribers and decreasing newsstand sales also contributed to the negative revenue trends in the current year quarter. In response to these industry dynamics, we decided to lower the guaranteed circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) of Playboy magazine to 1.5 million from 2.6 million effective with the January/February 2010 issue.

Subscription revenues decreased $4.5 million, or 48%, compared to the prior year quarter. Current year quarter subscription revenues compared to the prior year quarter were negatively impacted by publishing one fewer issue of Playboy magazine combined with 33% fewer average paid copies served related to our decision to reduce Playboy magazine’s rate base effective with the January/February 2010 issue.

Newsstand revenues decreased $0.4 million, or 35%, compared to the prior year quarter primarily due to publishing one fewer issue compared to the prior year quarter. In addition, the current year quarter reflects continued overall weakness in the newsstand business due to a large number of titles, fewer newsstand outlets and competition from free content on the Internet.

Advertising revenues decreased $1.5 million, or 53%, compared to the prior year quarter. While advertising pages were flat despite publishing one fewer issue in the current year quarter, advertising revenues decreased primarily due to 46% lower average net revenue per page related to the 42% reduction in the rate base. Advertising sales for the 2010 second quarter magazine issues are closed, and we expect to report advertising revenues to be approximately 26% lower and advertising pages to be approximately 55% higher compared to the second quarter of 2009. On a combined basis, Playboy print and digital advertising revenues decreased $1.5 million, or 45%, compared to the prior year quarter, reflecting the reduction in the rate base and lower overall spending by advertisers.

International magazine revenues decreased $0.2 million, or 10%, compared to the prior year quarter due primarily to lower royalties from our European editions. Special editions and other revenues decreased $0.3 million, or 19%, compared to the prior year quarter due mainly to 20% fewer newsstand copies sold. The same industry dynamics that are impacting Playboy magazine in the domestic market are also impacting our other print businesses.

Digital revenues decreased $1.0 million, or 10%, compared to the prior year quarter largely due to a decrease in paysites revenues. Paysites revenues in the current year quarter were lower primarily due to increasing amounts of competing free content available on the Internet combined with a change in the mix of monthly and annual subscriptions. We continue our focus on efforts to increase profitability of our paysites by building traffic and conversions and improving the customer and advertiser experience and our competitive position.

Segment results improved $2.5 million compared to the prior year quarter. Significant reductions in manufacturing, shipping and subscription promotion costs, attributable to the combined issue and our decision to reduce Playboy magazine’s rate base effective with the January/February 2010 issue, contributed to the improvement. These cost reductions combined with other cost-savings initiatives within the group more than offset the lower revenues in the current year quarter.

In November 2009, we entered into an agreement with American Media, Inc. through its wholly owned subsidiary, American Media Operations, Inc., or AMI, to outsource non-editorial functions of Playboy magazine and other domestic publications, including production, circulation, advertising sales, marketing and other support services. We began transitioning these functions in November 2009 and have substantially completed the transition. We have begun to realize certain cost reductions as a result of our agreement with AMI and expect to continue to reduce our cost structure related to manufacturing and marketing and increase domestic magazine revenues from growth in newsstand and advertising sales.

Licensing Group

Licensing Group revenues increased $0.6 million, or 6%, compared to the prior year quarter. This increase was primarily due to higher consumer products royalties in the current year quarter.

The group’s segment income increased $0.9 million compared to the prior year quarter primarily due to the increase in revenues discussed above.

Corporate

Corporate expenses decreased $0.5 million, or 7%, compared to the prior year quarter primarily due to the results of our cost-savings initiatives.

Restructuring Expense

In the current year quarter, we implemented a plan to further reduce headcount and real estate lease obligations. As a result of this plan, we recorded a charge of $0.4 million related to a lease termination fee and a workforce reduction of 10 employees, whose positions will be eliminated in the first quarter of 2011. Severance payments under this plan will begin in the first quarter of 2011 and be completed in 2011.

In the fourth quarter of 2009, we implemented a plan to outsource non-editorial functions of Playboy magazine and other domestic publications to AMI, as well as to reduce other overhead costs. As a result of this plan, we recorded a charge of $3.7 million related to a workforce reduction of 26 employees, most of whose positions were eliminated by the end of the current year quarter, and contract termination fees. Severance payments under this plan began in the fourth quarter of 2009 and will be completed in 2011.

In the second quarter of 2009, we recorded a charge of $9.3 million related to our plan to vacate our leased New York office space. The charge primarily reflected the discounted value of our remaining lease obligation net of estimated sublease income. We recorded additional restructuring charges related to this plan in 2009 representing depreciation of leasehold improvements and furniture and equipment as well as accretion of the difference between the nominal and discounted remaining lease obligation net of estimated sublease income. We expect to record additional restructuring charges, representing depreciation and accretion, of $8.7 million over the remaining approximate nine-year term of the lease, or approximately $1.0 million on average annually. We recorded $0.3 million of these restructuring charges representing depreciation and accretion during the current year quarter.

In the first quarter of 2009, we implemented a restructuring plan to integrate our print and digital businesses in our Chicago office as well as to streamline operations across the Company, including the elimination of positions. As a result of this plan, we recorded a charge of $2.6 million related to a workforce reduction of 107 employees, whose positions were eliminated by the end of the second quarter of 2009. Severance payments under this plan began in the first quarter of 2009 and were substantially completed by the end of 2009 with some payments continuing into 2010.

In the fourth quarter of 2008, we implemented a restructuring plan to lower overhead costs, primarily related to senior Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to 21 employees, most of whose positions were eliminated in the first quarter of 2009. Payments under this plan began in the fourth quarter of 2008 and were largely completed by the end of 2009 with some payments continuing into 2011. We recorded an unfavorable adjustment of $0.9 million during the prior year quarter as result of changes in assumptions for this plan.

In the third quarter of 2008, we implemented a restructuring plan to reduce overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose positions were eliminated in the fourth quarter of 2008. Payments under this plan began in the fourth quarter of 2008 and were substantially completed by the end of 2009 with some payments continuing into 2010. We recorded a favorable adjustment of $0.3 million during the prior year quarter as a result of changes in assumptions for this plan.

Impairment Charges

In accordance with Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 360, Property, Plant, and Equipment, we conduct impairment testing on long-lived assets, or asset groups, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the current year quarter, we implemented a plan to further reduce our headcount and real estate lease obligations. As a result, we evaluated the related long-lived assets for recoverability. We determined the carrying amount of this asset group was not recoverable and we recorded an impairment charge of $0.4 million in the current year quarter representing the entire net book value of these long-lived assets.

In concert with the integration of our print and digital businesses in the first quarter of 2009, we moved the reporting of our digital business from the Entertainment Group into the Print/Digital Group, which we formerly called the Publishing Group. These businesses were combined in order to better focus on creating brand-consistent content that extends across print and digital platforms. Due to this realignment of our operating segments, which are also our reporting units as defined in ASC Topic 350, Intangibles–Goodwill and Other, or ASC Topic 350, we conducted interim impairment testing of goodwill in accordance with ASC Topic 350. Interim testing of goodwill was also necessitated by lower expected financial results in the new Print/Digital Group than that of the former Entertainment Group, which contained the digital business’ assets prior to the realignment of our operating segments. As a result of this testing, the implied fair value of goodwill of the Print/Digital operating segment was lower than its carrying value, and we recorded an impairment charge on the entire balance of the Print/Digital Group’s goodwill of $5.5 million in the prior year quarter.

We continue to have access to our credit facility after the impairment charges.

Further downward pressure on our operating results and/or further deterioration of economic conditions could result in additional future impairments of our long-lived assets, including our other intangible assets.

Income Tax Expense

Income tax expense decreased $0.5 million compared to the prior year quarter, primarily due to a decrease in foreign income tax obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had $25.4 million in cash and cash equivalents compared to $24.6 million in cash and cash equivalents at December 31, 2009. At March 31, 2010 and December 31, 2009, our outstanding debt consisted solely of the $115.0 million principal amount of our 3.00% convertible senior subordinated notes due 2025, or convertible notes, with a carrying value of $105.3 million at March 31, 2010 and $104.1 million at December 31, 2009. The difference between the principal amount of $115.0 million and the financing obligation carrying value reflects the discount associated with applying the estimated 7.75% nonconvertible borrowing rate at the time of issuance of our convertible notes. The total discount will be amortized to interest expense under the effective interest rate method over a seven-year term, representing the period beginning on the issuance date of the convertible notes of March 15, 2005 and ending on the first put date of March 15, 2012.

At March 31, 2010, cash generated from our operating activities and existing cash and cash equivalents were fulfilling our liquidity requirements. At March 31, 2010, we also had a $30.0 million credit facility. This facility can be used for revolving borrowings, issuing letters of credit or a combination of both. As of April 30, 2010, there were no borrowings and $0.8 million in letters of credit outstanding under this facility, resulting in $29.2 million of available borrowings under this facility.

Our future net cash flows from operating activities are dependent on many factors, including industry specific trends and overall economic conditions. As described above, market-driven trends are negatively impacting our revenues, primarily within our mature television and print businesses. We expect that these trends will continue for the foreseeable future. In response to these market-driven trends, we have taken a number of significant actions designed to reduce our overall cost structure and preserve cash flow, some of which are described in “Restructuring Expense” above. We believe cash generated from operations, our existing cash and cash equivalents and funds available under our credit facility will provide sufficient liquidity to fund our operations and meet our expected capital expenditure requirements and other contractual obligations as they become due through 2011. A prolonged continuation of the economic and industry trends described above could adversely affect our future net cash flows from operating activities, which could require us to seek other sources of funds.

Holders of our convertible notes may require us to purchase all or a portion of the convertible notes at a purchase price in cash equal to 100% of the principal amount of the convertible notes beginning on the first put date of March 15, 2012. We believe this put option will likely be exercised by holders of our convertible notes because the trading price of the convertible notes is significantly below the put option purchase price. As a result, we expect to be required to refinance this obligation prior to the put date. We cannot be certain whether such refinancing will take the form of debt, equity or a combination thereof. Issuance of debt would likely increase our interest expense, and the issuance of equity could be dilutive to our existing stockholders.

Cash Flows From Operating Activities

Net cash provided by operating activities was $2.0 million in the current year quarter compared to net cash used for operating activities of $3.2 million in the prior year quarter. This favorable variance was primarily due to the operating and nonoperating results previously discussed combined with the distribution of deferred compensation plan balances and a decrease in accounts payable in the prior year quarter, partially offset by decreases in accounts receivable and prepaid expenses and other current assets in the prior year quarter.

Cash Flows From Investing Activities

Net cash used for investing activities was $0.7 million in the current year quarter compared to net cash provided by investing activities of $4.4 million in the prior year quarter. The current year quarter reflected additions of $0.7 million to property and equipment. The prior year quarter reflected net proceeds from sales of investments of $5.5 million related to the termination of our deferred compensation plan combined with additions of $1.1 million to property and equipment.

Cash Flows From Financing Activities

Net cash used for financing activities for the current year quarter was $0.2 million compared to $0.4 million in the prior year quarter. The change reflected $0.2 million of financing fees related to amending our credit facility paid during the prior year quarter.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The $0.3 million negative effect of foreign currency exchange rates on our cash and cash equivalents during the current year quarter and the $0.1 million negative effect of foreign currency exchange rates on our cash and cash equivalents during the prior year quarter were due to the strengthening of the U.S. dollar against the pound sterling and euro.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU No. 2010-06. ASU No. 2010-06 requires additional disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers between levels of the fair value hierarchy as defined in ASC Topic 820, Fair Value Measurements and Disclosures. We adopted the provisions of ASU No. 2010-06 beginning with the first quarter of 2010, except for the disclosure presenting disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), which we are required to adopt in the first quarter of

2011. As ASU No. 2010-06 affects disclosures only, the adoption of ASU No. 2010-06 does not affect our results of operations or financial condition.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including changes in foreign currency exchange rates. We experienced no material change in our exposure to such fluctuations during the quarter ended March 31, 2010. Information regarding market risks as of December 31, 2009 is contained in Item 7A. “Quantitative And Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

At March 31, 2010, we did not have any floating interest rate exposure. As of that date, all of our outstanding debt consisted of the convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes is influenced by changes in market interest rates, the share price of our Class B common stock and our credit quality. At March 31, 2010, the convertible notes had an implied fair value of $100.1 million.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas, against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998, due to EC’s failure to pay royalties and other amounts due to us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the U.S. The basis of GSI’s cross-claim was that it was the assignee of EC’s right to distribute the Mexican Edition in the U.S. and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and approximately $0.3 million for lost profits, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we vigorously pursued an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We posted a bond in the amount of approximately $9.4 million, which represented the amount of the judgment, costs and estimated pre- and post-judgment interest, in connection with the appeal. On May 25, 2006, the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of the plaintiffs’ claims and remanded the remaining claims for a new trial. On July 14, 2006, the plaintiffs filed a motion for rehearing and en banc reconsideration, which we opposed. On October 12, 2006, the State Appellate Court denied plaintiffs’ motion. On December 27, 2006, we filed a petition for review with the Texas Supreme Court. On January 25, 2008, the Texas Supreme Court denied our petition for review. On February 8, 2008, we filed a petition for rehearing with the Texas Supreme Court. On May 16, 2008, the Texas Supreme Court denied our motion for rehearing. The posted bond has been canceled and the remaining claims were retried. On April 23, 2010, a jury returned a verdict in our favor.

On April 12, 2004, J. Roger Faherty, or Faherty, filed suit in the United States District Court for the Southern District of New York against Spice Entertainment Companies, or Spice, Playboy Enterprises, Inc., or Playboy, Playboy Enterprises International, Inc., or PEII, D. Keith Howington, Anne Howington and Logix Development Corporation, or Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice with respect to defense costs and liabilities incurred by Faherty in connection with litigation that was settled in 2004, or the Logix litigation. The Logix litigation related to a suit brought by Logix, Keith Howington and Anne Howington against Faherty and other parties alleging certain contract and tort causes of action arising out of an agreement between Emerald Media Inc., or EMI, and Logix in which EMI agreed to purchase certain explicit television channels over C-band satellite. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22.5 million in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. Faherty filed post-trial motions for a judgment notwithstanding the verdict and a new trial, but these motions were both denied on or about September 21, 2004. On October 20, 2004, Faherty filed a notice of appeal from the verdict. As a result of rulings by the California Court of Appeal and the California Supreme Court as recently as February 13, 2008, Logix’s recovery against Faherty has been reduced significantly, although certain portions of the case have been set for a retrial. In light of these rulings, however, when coupled with any offset as a result of the settlement of the Logix litigation, any ultimate net recovery by Logix against Faherty will be severely reduced and might be entirely eliminated. In consideration of this appeal, Faherty and Playboy have agreed to continue a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York through the end of June 2010. In late June 2008, plaintiffs in the Logix litigation filed a motion in the trial court seeking to amend a $40.0 million judgment previously entered on consent against defendant EMI seeking to add Faherty as a judgment debtor. Although the trial court allowed that amendment, that ruling was reversed by the California Court of Appeal on February 18, 2010. In the event Faherty’s indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 450, Contingencies, no liability has been accrued.

ITEM 1A.        RISK FACTORS

For a detailed discussion of factors that may affect our performance, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 6.           EXHIBITS

Exhibit Number	Description

*10.1	Agreement for the Provision of Connectivity, Uplinking and Satellite Services on Hotbird, dated March 24, 2010, by and between Arqiva Limited and Satellite Television International B.V.

*10.2	Agreement for the Provision of Connectivity, Uplinking and Satellite Services via the Eurobird 1 satellite, dated March 29, 2010, by and between Arqiva Limited and Playboy TV UK/Benelux Limited

*10.3	First Amendment to the Amended and Restated Program Supply and Trademark License Agreement, dated February 26, 2010, by and between Playboy Entertainment Group, Inc. and Playboy TV–Latin America, LLC

10.4	Amendment to the Amended and Restated Agreement, dated March 11, 2010, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc. and DirecTV, Inc.

10.5	Amendment to the Amended and Restated Agreement, dated April 8, 2010, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc. and DirecTV, Inc.

*10.6	Amendment, dated January 1, 2010, to the Subscription Fulfillment Agreement dated July 1, 1987, as amended, between CDS Global, Inc. and Playboy Enterprises, Inc.

*10.7	Amendment, dated March 1, 2010, to the Subscription Fulfillment Agreement dated July 1, 1987, as amended, between CDS Global, Inc. and Playboy Enterprises, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

PLAYBOY ENTERPRISES, INC.
(Registrant)

Date:	May 7, 2010	By	/s/ Robert D. Campbell
Robert D. Campbell
Senior Vice President, Treasurer and Strategic Planning, Assistant Secretary and Interim Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

*10.1	Agreement for the Provision of Connectivity, Uplinking and Satellite Services on Hotbird, dated March 24, 2010, by and between Arqiva Limited and Satellite Television International B.V.

*10.2	Agreement for the Provision of Connectivity, Uplinking and Satellite Services via the Eurobird 1 satellite, dated March 29, 2010, by and between Arqiva Limited and Playboy TV UK/Benelux Limited

*10.3	First Amendment to the Amended and Restated Program Supply and Trademark License Agreement, dated February 26, 2010, by and between Playboy Entertainment Group, Inc. and Playboy TV–Latin America, LLC

10.4	Amendment to the Amended and Restated Agreement, dated March 11, 2010, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc. and DirecTV, Inc.

10.5	Amendment to the Amended and Restated Agreement, dated April 8, 2010, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc. and DirecTV, Inc.

*10.6	Amendment, dated January 1, 2010, to the Subscription Fulfillment Agreement dated July 1, 1987, as amended, between CDS Global, Inc. and Playboy Enterprises, Inc.

*10.7	Amendment, dated March 1, 2010, to the Subscription Fulfillment Agreement dated July 1, 1987, as amended, between CDS Global, Inc. and Playboy Enterprises, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______
*
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.