Form 10-Q
period 2010-06-30
PLAYBOY ENTERPRISES INC
filed 2010-08-06
CIK 1072341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-14790

Playboy Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4249478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

680 North Lake Shore Drive Chicago, IL	60611
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☑

At July 30, 2010, there were 4,864,102 shares of Class A Common Stock and 28,832,622 shares of Class B Common Stock outstanding.

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
(b)	attempts to limit or otherwise regulate the sale or distribution of certain consumer products sold by our licensees; or
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

For a detailed discussion of these and other factors that may affect our performance, see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

PLAYBOY ENTERPRISES, INC.
FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the Quarters Ended June 30 (Unaudited)
(In thousands, except per share amounts)

	2010	2009
Net revenues	$55,963	$62,191
Costs and expenses
Cost of sales	(43,548)	(47,180)
Selling and administrative expenses	(11,987)	(11,372)
Restructuring expense	(1,587)	(9,096)
Total costs and expenses	(57,122)	(67,648)
Operating loss	(1,159)	(5,457)
Nonoperating income (expense)
Investment income	6	699
Interest expense	(2,192)	(2,175)
Amortization of deferred financing fees	(164)	(164)
Other, net	(928)	(467)
Total nonoperating expense	(3,278)	(2,107)
Loss before income taxes	(4,437)	(7,564)
Income tax expense	(967)	(1,196)
Net loss	$(5,404)	$(8,760)

Other comprehensive income
Unrealized gain on marketable securities	-	3
Foreign currency translation gain	454	607
Total other comprehensive income	454	610
Comprehensive loss	$(4,950)	$(8,150)

Weighted average number of common shares outstanding
Basic and diluted	33,632	33,441

Basic and diluted loss per common share	$(0.16)	$(0.26)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the Six Months Ended June 30 (Unaudited)
(In thousands, except per share amounts)

	2010	2009
Net revenues	$108,111	$123,824
Costs and expenses
Cost of sales	(81,095)	(97,610)
Selling and administrative expenses	(23,408)	(23,910)
Restructuring expense	(2,258)	(12,275)
Impairment charges	(447)	(5,518)
Total costs and expenses	(107,208)	(139,313)
Operating income (loss)	903	(15,489)
Nonoperating income (expense)
Investment income	11	732
Interest expense	(4,362)	(4,322)
Amortization of deferred financing fees	(328)	(389)
Other, net	(987)	(556)
Total nonoperating expense	(5,666)	(4,535)
Loss before income taxes	(4,763)	(20,024)
Income tax expense	(1,603)	(2,398)
Net loss	$(6,366)	$(22,422)

Other comprehensive income (loss)
Unrealized loss on marketable securities	-	(23)
Foreign currency translation gain	496	420
Total other comprehensive income	496	397
Comprehensive loss	$(5,870)	$(22,025)

Weighted average number of common shares outstanding
Basic and diluted	33,586	33,415

Basic and diluted loss per common share	$(0.19)	$(0.67)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

(Unaudited)
June 30,		Dec. 31,
	2010	2009
Assets
Cash and cash equivalents	$21,076	$24,569
Receivables, net of allowance for doubtful accounts of $4,724 and $3,834, respectively	32,222	31,942
Receivables from related parties	1,744	2,897
Inventories	4,915	3,951
Deferred tax asset	1,426	1,487
Prepaid expenses and other current assets	5,361	5,048
Total current assets	66,744	69,894
Property and equipment, net	16,433	18,438
Programming costs, net	44,950	47,516
Trademarks, net	44,514	43,964
Distribution agreements, net of accumulated amortization of $7,040 and $6,751, respectively	11,224	11,513
Deferred tax asset	235	-
Other noncurrent assets	4,876	5,507
Total assets	$188,976	$196,832

Liabilities
Acquisition liabilities	$680	$4,802
Accounts payable	22,129	21,138
Accrued salaries, wages and employee benefits	8,724	10,123
Deferred revenues	29,670	27,417
Other current liabilities and accrued expenses	17,962	17,519
Total current liabilities	79,165	80,999
Financing obligations	106,438	104,128
Acquisition liabilities	242	703
Deferred tax liability	8,216	7,706
Other noncurrent liabilities	22,470	25,592
Total liabilities	216,531	219,128

Shareholders’ deficit
Common stock, $0.01 par value
Class A voting – 7,500,000 shares authorized; 4,864,102 issued	49	49
Class B nonvoting – 75,000,000 shares authorized; 29,162,792 and 29,014,343 issued, respectively	291	289
Capital in excess of par value	260,988	260,379
Accumulated deficit	(281,330)	(274,964)
Treasury stock, at cost – 381,971 shares	(5,000)	(5,000)
Accumulated other comprehensive loss	(2,553)	(3,049)
Total shareholders’ deficit	(27,555)	(22,296)
Total liabilities and shareholders’ deficit	$188,976	$196,832

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Six Months Ended June 30 (Unaudited)
(In thousands)

	2010	2009
Cash flows from operating activities
Net loss	$(6,366)	$(22,422)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation of property and equipment	2,385	2,541
Amortization of intangible assets	778	897
Amortization of investments in entertainment programming	13,666	15,250
Amortization of deferred financing fees	328	389
Stock-based compensation	729	376
Noncash interest expense	2,310	2,141
Impairment charges	447	5,518
Deferred income taxes	336	861
Payments of deferred compensation plan	-	(5,188)
Net change in operating assets and liabilities	(2,049)	11,722
Investments in entertainment programming	(10,983)	(13,310)
Other, net	1,293	(591)
Net cash provided by (used for) operating activities	2,874	(1,816)
Cash flows from investing activities
Purchases of investments	-	(94)
Proceeds from sales of investments	-	6,758
Additions to property and equipment	(1,211)	(1,769)
Other, net	3	-
Net cash provided by (used for) investing activities	(1,208)	4,895
Cash flows from financing activities
Payments of deferred financing fees	-	(157)
Payments of acquisition liabilities	(4,800)	(2,800)
Proceeds from stock-based compensation	68	41
Net cash used for financing activities	(4,732)	(2,916)
Effect of exchange rate changes on cash and cash equivalents	(427)	606
Net increase (decrease) in cash and cash equivalents	(3,493)	769
Cash and cash equivalents at beginning of period	24,569	25,192
Cash and cash equivalents at end of period	$21,076	$25,961

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(A)	Basis of Preparation

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

In the current year quarter, we implemented a plan to downsize our organizational structure and reduce overhead costs. As a result of this plan, we recorded a charge of $1.2 million related to a workforce reduction of 18 employees, most of whose positions will be eliminated by the end of the third quarter of 2010. Severance payments under this plan will begin in the third quarter of 2010 and will be completed in 2011.

In the first quarter of 2010, we implemented a plan to further reduce headcount and real estate lease obligations. As a result of this plan, we recorded a charge of $0.4 million related to a lease termination fee and a workforce reduction of 10 employees, whose positions will be eliminated in the first quarter of 2011. Severance payments under this plan will begin in the first quarter of 2011 and will be completed in 2011.

In the fourth quarter of 2009, we implemented a plan to outsource non-editorial functions of Playboy magazine and other domestic publications to American Media, Inc. through its wholly owned subsidiary, American Media Operations, Inc., as well as to reduce other overhead costs. As a result of this plan, we recorded a charge of $3.7 million related to a workforce reduction of 26 employees, most of whose positions were eliminated by the end of the first quarter of 2010, and contract termination fees. Severance payments under this plan began in the fourth quarter of 2009 and will be completed in 2011.

In the second quarter of 2009, we recorded a charge of $9.3 million related to our plan to vacate our leased New York office space. The charge primarily reflected the discounted value of our remaining lease obligation net of estimated sublease income. We recorded additional restructuring charges related to this plan in 2009 representing depreciation of leasehold improvements and furniture and equipment as well as accretion of the difference between the nominal and discounted remaining lease obligation net of estimated sublease income. We expect to record additional restructuring charges, representing depreciation and accretion, of $8.3 million over the remaining approximate nine-year term of the lease, or approximately $1.0 million on average annually. We recorded $0.4 million and $0.7 million of these restructuring charges representing depreciation and accretion during the current year quarter and six-month period, respectively.

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

In the fourth quarter of 2008, we implemented a restructuring plan to lower overhead costs, primarily related to senior Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to 21 employees, most of whose positions were eliminated in the first quarter of 2009. Payments under this plan began in the fourth quarter of 2008 and were largely completed by the end of 2009 with some payments continuing into 2011. We recorded a favorable adjustment of $0.1 million and an unfavorable adjustment of $0.8 million during the prior year quarter and six-month period, respectively, as a result of changes in assumptions for this plan.

In the third quarter of 2008, we implemented a restructuring plan to reduce overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose positions were eliminated in the fourth quarter of 2008. Payments under this plan began in the fourth quarter of 2008 and were substantially completed by the end of 2009 with some payments continuing into 2010. We recorded favorable adjustments of $0.1 million and $0.4 million during the prior year quarter and six-month period, respectively, as a result of changes in assumptions for this plan.

The following table sets forth the activity and balances of our restructuring reserves, which are included in “Accrued salaries, wages and employee benefits,” “Other current liabilities and accrued expenses” and “Other noncurrent liabilities” on our Consolidated Balance Sheets (in thousands).

	Workforce Reduction	Consolidation of Facilities and Operations	Total
Balance at December 31, 2009	$4,689	$10,667	$15,356
Reserve recorded	1,339	285	1,624
Accretion of discount on net lease obligation	-	404	404
Adjustments to previous estimates	(52)	26	(26)
Cash payments	(1,538)	(2,040)	(3,578)
Balance at June 30, 2010	$4,438	$9,342	$13,780

The above table excludes depreciation of leasehold improvements and furniture and equipment related to our leased New York office space.

(D)	Impairment Charges

In accordance with ASC Topic 360, Property, Plant, and Equipment, we conduct impairment testing on long-lived assets, or asset groups, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the first quarter of 2010, we implemented a plan to further reduce our headcount and real estate lease obligations. As a result, we evaluated the related long-lived assets for recoverability. We determined the carrying amount of this asset group was not recoverable and we recorded an impairment charge of $0.4 million in the first quarter of 2010 representing the entire net book value of these long-lived assets.

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

(E)	Earnings Per Common Share

The following table sets forth the computations of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
For basic and diluted EPS – net loss	$(5,404)	$(8,760)	$(6,366)	$(22,422)

Denominator:
For basic and diluted EPS – weighted average shares	33,632	33,441	33,586	33,415

Basic and diluted loss per common share	$(0.16)	$(0.26)	$(0.19)	$(0.67)

The following table sets forth the number of shares related to outstanding options to purchase our Class B common stock, or Class B stock, the number of restricted stock units, or RSUs, that provide for the issuance of Class B stock and the potential number of shares of Class B stock contingently issuable under our 3.00% convertible senior subordinated notes due 2025, or convertible notes. These shares were not included in the computations of diluted EPS for the quarters and six-month periods ended June 30, 2010 and 2009, as their inclusion would have been antidilutive (in thousands):

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	3,483	3,186	3,585	3,880
RSUs	405	470	452	503
Convertible notes	6,758	6,758	6,758	6,758
Total	10,646	10,414	10,795	11,141

(F)	Inventories

The January and February 2010 issues of Playboy magazine were combined into a double issue, which went on sale in December 2009. As a result, we have higher inventories at June 30, 2010 compared to December 31, 2009.

The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

June 30,		Dec. 31,
	2010	2009
Paper	$1,308	$1,191
Editorial and other prepublication costs	3,258	2,230
Merchandise finished goods	349	530
Total	$4,915	$3,951

(G)	Income Taxes

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

At June 30, 2010 and December 31, 2009, we had unrecognized tax benefits of $8.0 million and do not expect this amount to change significantly over the next 12 months. Due to the impact of deferred income tax accounting, the disallowance of these benefits would not affect our effective income tax rate nor would it accelerate the payment of cash to the taxing authorities to an earlier period.

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

We account for available-for-sale marketable securities and short-term investments under the specific identification method. We did not purchase or sell any marketable securities or investments during the current year six-month period and had no marketable securities or investments on our Consolidated Balance Sheets at June 30, 2010 or December 31, 2009. During the prior year quarter, we received proceeds of $1.2 million from sales of investments and recorded $0.7 million of gains related to those sales. During the prior year six-month period, we purchased $0.1 million of investments, received proceeds of $6.8 million from sales of investments and recorded $0.7 million of gains related to those sales. We recorded immaterial net unrealized holding gains or losses in “Other comprehensive income (loss)” during the prior year quarter and six-month period.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2010 (in thousands):

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative assets	$53	$-	$53	$-
Derivative liabilities	$(44)	$-	$(44)	$-

We measure the fair value of our derivative instruments using broker prices, which use inputs that are readily available in public markets or can be derived from information readily available in public markets. These inputs include spot exchange rates and interest rates.

(J)	Financing Obligations

Our financing obligations consisted of the $115.0 million principal amount of convertible notes with a carrying value of $106.4 million at June 30, 2010 and $104.1 million at December 31, 2009.

The fair value of the convertible notes is influenced by changes in market interest rates, the share price of Class B stock and our credit quality. At June 30, 2010, the convertible notes had an estimated fair value of $104.1 million. This fair value was estimated using quoted market prices that are similar to Level 2 inputs within the ASC Topic 820 fair value hierarchy.

(K)	Contingencies

In 2006, we acquired Club Jenna, Inc. and related companies, for which we paid $7.7 million at closing, $1.6 million in 2007, $1.7 million in 2008, $2.3 million in 2009 and $4.3 million in 2010. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on DVD sales of existing content of the acquired business over a 10-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. No earnout payments have been made through June 30, 2010 and no future earnout payments are expected.

(L)	Benefit Plans

We maintain a practice of paying a separation allowance, which is not funded, under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter. We made cash payments under this policy of $0.4 million during the current year quarter, $0.7 million during the current year six-month period, $0.3 million during the prior year quarter and $0.5 million during the prior year six-month period.

(M)	Stock-Based Compensation

The following table sets forth stock-based compensation expense related to stock options, RSUs, other equity awards and our employee stock purchase plan, or ESPP (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Stock options	$235	$108	$471	$210
RSUs	86	39	164	16
Other equity awards	43	47	85	143
ESPP	6	4	9	7
Total	$370	$198	$729	$376

The total amount of compensation expense recognized reflects the number of stock-based awards that actually vest as of the completion of their respective vesting periods. Upon the vesting of certain stock-based awards, we adjust our stock-based compensation expense to reflect actual versus estimated forfeitures. We recorded immaterial adjustments during the current year quarter, current year six-month period and prior year quarter and a favorable adjustment of $0.1 million during the prior year six-month period to reflect actual forfeitures for vested stock-based awards.

Stock Options

We estimate the value of stock options on the date of grant using the Lattice Binomial model, or Lattice model. The Lattice model requires extensive analysis of actual exercise and cancellation data and involves a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and stock option exercises and cancellations.

We granted 307,076 stock options during the current year quarter and 346,241 stock options during the current year six-month period, which are exercisable for shares of Class B stock and expire 10 years from the grant date. Of the stock options granted during both the current year quarter and six-month period, 300,000 stock options vest ratably over a four-year period from the grant date and the remainder vest ratably over a one-year period from the grant date. We granted 9,000 stock options during the prior year quarter and 1,005,000 stock options during the prior year six-month period, which are exercisable for shares of Class B stock, vest ratably over a three-year period from the grant date and expire 10 years from the grant date.

The following table sets forth the assumptions used for the Lattice model:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Expected volatility	52% – 100%	45% – 104%	52% – 100%	43% – 104%
Weighted average volatility	69%	61%	70%	57%
Risk-free interest rate	0.02% – 4.98%	0.04% – 4.35%	0.02% – 5.58%	0.04% – 4.71%
Expected dividends	-	-	-	-

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

The weighted average fair value per share was $2.13 for stock options granted during the current year quarter, $2.10 for stock options granted during the current year six-month period, $1.19 for stock options granted during the prior year quarter and $0.73 for stock options granted during the prior year six-month period. The weighted average expected life was 4.9 years for stock options granted during the current year quarter, 5.0 years for stock options granted during the current year six-month period and 6.9 years for stock options granted during the prior year quarter and six-month period.

The following table sets forth the activity and balances of our stock options for the current year six-month period:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	3,808,921	$7.48
Granted	346,241	3.59
Exercised	(13,000)	1.25
Forfeited	(142,500)	22.78
Canceled	(354,671)	12.09
Outstanding at June 30, 2010	3,644,991	$6.08

At June 30, 2010, we had $2.5 million of unrecognized stock-based compensation expense related to nonvested stock options, which will be recognized over a weighted average period of 3.0 years.

Restricted Stock Units

We granted 3,760 RSUs with a grant-date fair value per share of $3.99 during the current year quarter and 26,080 RSUs with a weighted average grant-date fair value per share of $3.45 during the current year six-month period, which provide for the issuance of Class B stock vesting ratably over a one-year period from the grant date. We granted 3,000 RSUs with a grant-date fair value per share of $1.95 during the prior year quarter and 335,000 RSUs with a weighted average grant-date fair value per share of $1.26 during the prior year six-month period, which provide for the issuance of Class B stock vesting ratably over a three-year period from the grant date.

The following table sets forth the activity and balances of our RSUs for the current year six-month period:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2009	536,625	$1.66
Granted	26,080	3.45
Vested	(151,505)	1.25
Canceled	(6,186)	1.25
Outstanding at June 30, 2010	405,014	$1.94

At June 30, 2010, we had $0.6 million of unrecognized stock-based compensation expense related to nonvested RSUs, which will be recognized over a weighted average period of 2.2 years.

(N)	Segment Information

The following table sets forth financial information by reportable segment (in thousands):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues
Entertainment	$22,656	$23,828	$46,646	$50,009
Print/Digital	20,892	28,362	39,122	54,442
Licensing	12,415	10,001	22,343	19,373
Total	$55,963	$62,191	$108,111	$123,824
Loss before income taxes
Entertainment	$1,628	$2,023	$5,199	$4,973
Print/Digital	(1,203)	2,343	(2,277)	(1,285)
Licensing	6,413	4,761	12,945	10,367
Corporate	(6,410)	(5,488)	(12,259)	(11,751)
Restructuring expense	(1,587)	(9,096)	(2,258)	(12,275)
Impairment charges	-	-	(447)	(5,518)
Investment income	6	699	11	732
Interest expense	(2,192)	(2,175)	(4,362)	(4,322)
Amortization of deferred financing fees	(164)	(164)	(328)	(389)
Other, net	(928)	(467)	(987)	(556)
Total	$(4,437)	$(7,564)	$(4,763)	$(20,024)

		June 30,		Dec. 31,
			2010	2009
Identifiable assets
Entertainment			$77,657	$82,119
Print/Digital			22,106	21,468
Licensing			6,507	6,040
Corporate			82,706	87,205
Total			$188,976	$196,832

(O)	Subsequent Events

On July 8, 2010, our Board of Directors, or the Board, received a proposal from Hugh M. Hefner to acquire all of the outstanding shares of our Class A common stock and Class B stock not currently owned by Mr. Hefner for $5.50 per share in cash. Mr. Hefner owns 69.5% of our Class A common stock and 27.7% of our Class B stock. According to the proposal letter, Mr. Hefner has had discussions with Rizvi Traverse Management LLC, or Rizvi Traverse, with whom Mr. Hefner expresses an intention to partner in connection with the transaction. The proposal letter also states that Rizvi Traverse informed Mr. Hefner that it had contacted major lenders regarding potential financing and that Rizvi Traverse is highly confident ample financial resources will be available to complete the transaction. The proposal letter states that Mr. Hefner and Rizvi Traverse contemplate that the definitive agreements would not contain a financing contingency. In the proposal letter, Mr. Hefner advises the Board that out of his concerns for, amongst other matters, the Company’s brand, the editorial direction of Playboy magazine and the Company’s legacy, he is not interested in any sale or merger of the Company, selling his shares to any third party or entering into discussions with any other financial sponsor for a transaction of the nature proposed in the letter. The Board has established a special committee of independent directors to evaluate and determine the Company’s response to the proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

RESULTS OF OPERATIONS

The following table sets forth our results of operations (in millions, except per share amounts):

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues
Entertainment
Domestic TV	$12.3	$12.7	$25.7	$26.0
International TV	9.4	10.4	19.4	21.7
Other	1.0	0.7	1.6	2.3
Total Entertainment	22.7	23.8	46.7	50.0
Print/Digital
Domestic magazine	10.2	16.4	17.3	29.9
International magazine	1.4	1.6	2.9	3.3
Special editions and other	1.1	1.4	2.4	3.0
Digital	8.2	8.9	16.5	18.2
Total Print/Digital	20.9	28.3	39.1	54.4
Licensing
Consumer products	9.4	6.9	17.9	14.7
Location-based entertainment	0.9	1.2	1.8	2.3
Marketing events	1.9	2.0	2.0	2.1
Other	0.2	-	0.6	0.3
Total Licensing	12.4	10.1	22.3	19.4
Total net revenues	$56.0	$62.2	$108.1	$123.8

Net loss
Entertainment
Before programming amortization	$8.7	$9.2	$18.9	$20.2
Programming amortization	(7.1)	(7.2)	(13.7)	(15.2)
Total Entertainment	1.6	2.0	5.2	5.0
Print/Digital	(1.2)	2.3	(2.3)	(1.3)
Licensing	6.4	4.8	12.9	10.4
Corporate	(6.4)	(5.5)	(12.2)	(11.8)
Segment income	0.4	3.6	3.6	2.3
Restructuring expense	(1.6)	(9.1)	(2.3)	(12.3)
Impairment charges	-	-	(0.4)	(5.5)
Operating income (loss)	(1.2)	(5.5)	0.9	(15.5)
Nonoperating income (expense)
Investment income	-	0.7	-	0.7
Interest expense	(2.2)	(2.2)	(4.4)	(4.3)
Amortization of deferred financing fees	(0.1)	(0.1)	(0.3)	(0.4)
Other, net	(1.0)	(0.4)	(1.0)	(0.5)
Total nonoperating expense	(3.3)	(2.0)	(5.7)	(4.5)
Loss before income taxes	(4.5)	(7.5)	(4.8)	(20.0)
Income tax expense	(0.9)	(1.2)	(1.6)	(2.4)
Net loss	$(5.4)	$(8.7)	$(6.4)	$(22.4)
Basic and diluted loss per common share	$(0.16)	$(0.26)	$(0.19)	$(0.67)

Overview

Revenues decreased $6.2 million, or 10%, compared to the prior year quarter and $15.7 million, or 13%, compared to the prior year six-month period. The decreases were driven by lower revenues in our Print/Digital Group, which were primarily due to the impacts of lowering the guaranteed circulation rate base and prior year double issues of Playboy magazine. Also contributing to the decline were lower revenues from our Entertainment Group, which were largely related to our international TV business. These decreases were partially offset by higher revenues from our Licensing Group, primarily due to higher consumer products royalties.

Segment income decreased $3.2 million compared to the prior year quarter and increased $1.3 million compared to the prior year six-month period. Licensing Group segment income improved in both periods. Lower Print/Digital Group results and higher Corporate expense offset the improved results from our Licensing Group.

Operating results improved $4.3 million compared to the prior year quarter and $16.4 million compared to the prior year six-month period reflecting lower restructuring expense, primarily due to initial charges related to the closing of our New York office in the prior year periods, and the impact of the segment results discussed above. The current year six-month period also reflects lower impairment charges compared to the prior year period.

Net loss improved $3.3 million compared to the prior year quarter and $16.0 million compared to the prior year six-month period primarily due to the operating results previously discussed.

Current Economic Conditions

We continue to experience many of the same challenges our partners and competitors in the media industry are facing, namely increased competition for consumers’ attention in the face of shrinking overall spending in the television and print businesses, the migration of advertisers to other platforms and the uncertainty created by the current state of the global economy. In spite of the strength of our brand and products, our licensing business continues to be challenged by trends in the retail environment as well as from the inability of potential location-based entertainment business partners to obtain project financing. We have made significant changes to many of our processes and business activities in order to address the current economic climate and industry challenges, and will continue to do so. Our goal is to narrow our focus to management of the Playboy brand and lifestyle. We have made progress in building a new business model that will create a leaner organization while using others to accelerate growth and operate more efficiently by finding partners with the size, scope and scale needed to assist us in competing in today’s business environment.

Despite the current economic conditions, we believe we continue to have the liquidity to meet our needs. At June 30, 2010, we had $21.1 million in cash and cash equivalents. We also have a $30.0 million revolving credit facility, under which there were no borrowings and $0.8 million in letters of credit outstanding at June 30, 2010, resulting in $29.2 million of available borrowings under this facility. We expect to extend or replace the credit facility, which will mature on January 31, 2011. We believe our cash generated from operating activities in addition to our cash and borrowing capacity will be sufficient to meet our liquidity needs through 2011. See “Liquidity and Capital Resources” below.

Recent Events

On July 8, 2010, our Board of Directors, or the Board, received a proposal from Hugh M. Hefner to acquire all of the outstanding shares of our Class A common stock and Class B common stock not currently owned by Mr. Hefner for $5.50 per share in cash. Mr. Hefner owns 69.5% of our Class A common stock and 27.7% of our Class B common stock. According to the proposal letter, Mr. Hefner has had discussions with Rizvi Traverse Management LLC, or Rizvi Traverse, with whom Mr. Hefner expresses an intention to partner in connection with the transaction. The proposal letter also states that Rizvi Traverse informed Mr. Hefner that it had contacted major lenders regarding potential financing and that Rizvi Traverse is highly confident ample financial resources will be available to complete the transaction. The proposal letter states that Mr. Hefner and Rizvi Traverse contemplate that the definitive agreements would not contain a financing contingency. In the proposal letter, Mr. Hefner advises the Board that out of his concerns for, amongst other matters, the Company’s brand, the editorial direction of Playboy magazine and the Company’s legacy, he is not interested in any sale or merger of the Company, selling his shares to any third party or entering into discussions with any other financial sponsor for a transaction of the nature proposed in the letter. The Board has established a special committee of independent directors to evaluate and determine the Company’s response to the proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated. See Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Entertainment Group

Domestic TV revenues decreased $0.4 million, or 4%, compared to the prior year quarter and $0.3 million, or 1%, compared to the prior year six-month period. Decreases in video-on-demand, or VOD, revenues, primarily due to increased competition from other suppliers and distribution outlets, were partially offset by increases in Playboy TV monthly subscription revenues. We expect the VOD revenue trends to continue into the future.

International TV revenues decreased $1.0 million, or 9%, compared to the prior year quarter and $2.3 million, or 11%, compared to the prior year six-month period primarily due to lower sales in Europe and increased competition for customers, particularly in the U.K. We expect these challenges to continue into the future.

Revenues from other businesses increased $0.3 million, or 39%, compared to the prior year quarter and decreased $0.7 million, or 29%, compared to the prior year six-month period largely related to television series produced by our production company, Alta Loma Entertainment. The decrease in current year six-month period revenues also reflects the impact of our exiting the DVD business.

The group’s segment income decreased $0.4 million compared to the prior year quarter and increased $0.2 million compared to the prior year six-month period. The effects of our cost-savings initiatives and lower programming amortization expense partially offset the revenue declines in the current year quarter and more than offset the revenue declines in the current year six-month period.

Print/Digital Group

Domestic magazine revenues decreased $6.2 million, or 38%, compared to the prior year quarter and $12.6 million, or 42%, compared to the prior year six-month period. In response to industry dynamics, including lower overall spending by advertisers, fewer subscribers and decreasing newsstand sales, we lowered the guaranteed circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) of Playboy magazine to 1.5 million from 2.6 million effective with the January/February 2010 issue. As a result of lowering the rate base coupled with publishing two double issues in the prior year, we reported lower revenues compared to the prior year quarter and six-month period.

Subscription revenues decreased $4.7 million, or 41%, compared to the prior year quarter and $9.2 million, or 44%, compared to the prior year six-month period. The July/August 2009 issue negatively impacted current year quarter and six-month period subscription revenues compared to the respective prior year periods as we recorded revenues reflecting both the July and August 2009 issues in the prior year quarter and six-month period. In the current year quarter and six-month period, we did not record revenues reflecting the August issue. The current year six-month period was further negatively impacted by publishing one fewer issue of Playboy magazine as we recorded revenues reflecting both the January and February 2010 issues in the fourth quarter of 2009. In the prior year, February was a separate issue with its revenues reflected in the prior year six-month period. Also contributing to the decreases in subscription revenues over both periods were 32% and 33% fewer average paid copies served in the current year quarter and six-month period, respectively, related to our decision to reduce Playboy magazine’s rate base effective with the January/February 2010 issue.

Newsstand revenues decreased $0.2 million, or 11%, compared to the prior year quarter and $0.6 million, or 24%, compared to the prior year six-month period. Revenues for the six-month period were negatively impacted by publishing one fewer issue in the current year while both periods reflect continued overall weakness in the newsstand business due to a large number of titles and competition from free content on the Internet.

Advertising revenues decreased $1.3 million, or 36%, compared to the prior year quarter and $2.8 million, or 44%, compared to the prior year six-month period. While advertising pages increased in the current year quarter and six-month period, advertising revenues decreased primarily due to 56% and 52% lower average net revenue per page largely related to the reduction in the rate base. Advertising sales for the 2010 third quarter magazine issues are closed, and we expect to report advertising revenues to be approximately 33% lower and advertising pages to be approximately 20% higher compared to the third quarter of 2009. On a combined basis, Playboy print and digital advertising revenues decreased $0.9 million, or 23%, and $2.5 million, or 33%, compared to the prior year quarter and six-month period, respectively, as increases in Playboy digital advertising revenues partially offset the domestic magazine advertising revenue declines.

International magazine revenues decreased $0.2 million, or 16%, compared to the prior year quarter and $0.4 million, or 13%, compared to the prior year six-month period due primarily to lower royalties from our European editions. Special editions and other revenues decreased $0.3 million, or 19%, compared to the prior year quarter and $0.6 million, or 19%, compared to the prior year six-month period due to 18% fewer special edition newsstand copies sold in both periods. The same industry dynamics that are impacting Playboy magazine in the domestic market are also impacting our other print businesses.

Digital revenues decreased $0.7 million, or 8%, compared to the prior year quarter and $1.7 million, or 9%, compared to the prior year six-month period largely due to a decrease in paysites revenues and lower royalties from various international licensees that distribute our content on the mobile platform. These decreases were primarily due to increasing amounts of competing free content available on the Internet. We continue our focus on efforts to increase profitability of our paysites by building traffic and conversions and improving the customer and advertiser experience and our competitive position. The current year quarter and six-month period were also impacted by lower e-commerce revenues.

Segment loss was $1.2 million for the current year quarter compared to segment income of $2.3 million for the prior year quarter. Segment loss for the six-month period increased $1.0 million compared to the prior year six-month period. Higher legal expense related to litigation, which resulted in a verdict in our favor, with a former international magazine licensee (see Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q for additional information) coupled with the revenue declines in our print and digital businesses were partially offset by the effects of our cost-savings initiatives.

In November 2009, we entered into an agreement with American Media, Inc. through its wholly owned subsidiary, American Media Operations, Inc., or AMI, to outsource non-editorial functions of Playboy magazine and other domestic publications, including production, circulation, advertising sales, marketing and other support services. We began transitioning these functions in 2009 and have substantially completed the transition. We have begun to realize certain cost reductions as a result of our agreement with AMI and expect to continue to reduce our cost structure related to manufacturing and marketing and expect to increase domestic magazine revenues from growth in newsstand and advertising sales.

Licensing Group

Licensing Group revenues increased $2.3 million, or 24%, compared to the prior year quarter and $2.9 million, or 15%, compared to the prior year six-month period primarily due to higher consumer products royalties combined with revenues from the 50th Anniversary of the Playboy Club events in the current year quarter and six-month period.

The group’s segment income increased $1.6 million compared to the prior year quarter and $2.5 million compared to the prior year six-month period primarily due to the increases in revenues discussed above.

Corporate

Corporate expense increased $0.9 million, or 17%, compared to the prior year quarter and $0.4 million, or 4%, compared to the prior year six-month period as higher marketing expense and higher costs associated with senior management transitions more than offset the impact of various cost-savings initiatives.

Restructuring Expense

In the current year quarter, we implemented a plan to downsize our organizational structure and reduce overhead costs. As a result of this plan, we recorded a charge of $1.2 million related to a workforce reduction of 18 employees, most of whose positions will be eliminated by the end of the third quarter of 2010. Severance payments under this plan will begin in the third quarter of 2010 and will be completed in 2011.

In the first quarter of 2010, we implemented a plan to further reduce headcount and real estate lease obligations. As a result of this plan, we recorded a charge of $0.4 million related to a lease termination fee and a workforce reduction of 10 employees, whose positions will be eliminated in the first quarter of 2011. Severance payments under this plan will begin in the first quarter of 2011 and will be completed in 2011.

In the fourth quarter of 2009, we implemented a plan to outsource non-editorial functions of Playboy magazine and other domestic publications to American Media, Inc. through its wholly owned subsidiary, American Media Operations, Inc., as well as to reduce other overhead costs. As a result of this plan, we recorded a charge of $3.7 million related to a workforce reduction of 26 employees, most of whose positions were eliminated by the end of the first quarter of 2010, and contract termination fees. Severance payments under this plan began in the fourth quarter of 2009 and will be completed in 2011.

In the second quarter of 2009, we recorded a charge of $9.3 million related to our plan to vacate our leased New York office space. The charge primarily reflected the discounted value of our remaining lease obligation net of estimated sublease income. We recorded additional restructuring charges related to this plan in 2009 representing depreciation of leasehold improvements and furniture and equipment as well as accretion of the difference between the nominal and discounted remaining lease obligation net of estimated sublease income. We expect to record additional restructuring charges, representing depreciation and accretion, of $8.3 million over the remaining approximate nine-year term of the lease, or approximately $1.0 million on average annually. We recorded $0.4 million and $0.7 million of these restructuring charges representing depreciation and accretion during the current year quarter and six-month period, respectively.

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

In the fourth quarter of 2008, we implemented a restructuring plan to lower overhead costs, primarily related to senior Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to 21 employees, most of whose positions were eliminated in the first quarter of 2009. Payments under this plan began in the fourth quarter of 2008 and were largely completed by the end of 2009 with some payments continuing into 2011. We recorded a favorable adjustment of $0.1 million and an unfavorable adjustment of $0.8 million during the prior year quarter and six-month period, respectively, as a result of changes in assumptions for this plan.

In the third quarter of 2008, we implemented a restructuring plan to reduce overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose positions were eliminated in the fourth quarter of 2008. Payments under this plan began in the fourth quarter of 2008 and were substantially completed by the end of 2009 with some payments continuing into 2010. We recorded favorable adjustments of $0.1 million and $0.4 million during the prior year quarter and six-month period, respectively, as a result of changes in assumptions for this plan.

Impairment Charges

In accordance with Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 360, Property, Plant, and Equipment, we conduct impairment testing on long-lived assets, or asset groups, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the first quarter of 2010, we implemented a plan to further reduce our headcount and real estate lease obligations. As a result, we evaluated the related long-lived assets for recoverability. We determined the carrying amount of this asset group was not recoverable and we recorded an impairment charge of $0.4 million in the first quarter of 2010 representing the entire net book value of these long-lived assets.

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

Nonoperating Income (Expense)

Nonoperating expense increased $1.3 million for the current year quarter and $1.2 million for the current year six-month period primarily due to a realized gain on the sale of investments in the prior year quarter and foreign currency exchange losses due to dividend distribution and settlement of intercompany balances resulting from the strengthening of the U.S. dollar against the pound sterling and euro in the current year quarter.

Income Tax Expense

Income tax expense decreased $0.3 million for the current year quarter and $0.8 million for the current year six-month period primarily due to a decrease in foreign income tax obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had $21.1 million in cash and cash equivalents compared to $24.6 million in cash and cash equivalents at December 31, 2009. At June 30, 2010 and December 31, 2009, our outstanding debt consisted solely of the $115.0 million principal amount of our 3.00% convertible senior subordinated notes due 2025, or convertible notes, with a carrying value of $106.4 million at June 30, 2010 and $104.1 million at December 31, 2009. The difference between the principal amount of $115.0 million and the financing obligation carrying value reflects the discount associated with applying the estimated 7.75% nonconvertible borrowing rate at the time of issuance of our convertible notes. The total discount will be amortized to interest expense under the effective interest rate method over a seven-year term, representing the period beginning on the issuance date of the convertible notes of March 15, 2005 and ending on the first put date of March 15, 2012.

At June 30, 2010, cash generated from our operating activities and existing cash and cash equivalents were fulfilling our liquidity requirements. At June 30, 2010, we also had a $30.0 million credit facility. This facility can be used for revolving borrowings, issuing letters of credit or a combination of both. As of July 30, 2010, there were no borrowings and $0.8 million in letters of credit outstanding under this facility, resulting in $29.2 million of available borrowings under this facility. We expect to extend or replace the credit facility, which will mature on January 31, 2011.

Our future net cash flows from operating activities are dependent on many factors, including industry specific trends and overall economic conditions. As described above, market-driven trends are negatively impacting revenues within our mature television and print businesses. We expect that these trends will continue for the foreseeable future. In response to these market-driven trends, we have taken a number of significant actions designed to reduce our overall cost structure and preserve cash flow, some of which are described in “Restructuring Expense” above. We believe cash generated from operations, our existing cash and cash equivalents and funds available under our credit facility will provide sufficient liquidity to fund our operations and meet our expected capital expenditure requirements and other contractual obligations as they become due through 2011. A prolonged continuation of the economic and industry trends described above could adversely affect our future net cash flows from operating activities, which could require us to seek other sources of funds.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.9 million in the current year six-month period compared to net cash used for operating activities of $1.8 million in the prior year six-month period. This favorable variance was primarily due to the operating and nonoperating results previously discussed and the distribution of deferred compensation plan balances in the prior year period, partially offset by changes in working capital.

Cash Flows from Investing Activities

Net cash used for investing activities was $1.2 million in the current year six-month period compared to net cash provided by investing activities of $4.9 million in the prior year six-month period. The current year six-month period reflected additions of $1.2 million to property and equipment. The prior year six-month period reflected net proceeds from sales of investments of $6.7 million related to the termination of our deferred compensation plan partially offset by additions of $1.8 million to property and equipment.

Cash Flows from Financing Activities

Net cash used for financing activities for the current year six-month period was $4.8 million compared to $2.9 million in the prior year six-month period. The change reflected payments of acquisition liabilities of $4.8 million for the current year six-month period compared to $2.8 million in the prior year six-month period and $0.2 million of financing fees related to amending our credit facility paid during the prior year six-month period.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

The $0.4 million negative effect of foreign currency exchange rates on our cash and cash equivalents during the current year six-month period and the $0.6 million positive effect of foreign currency exchange rates on our cash and cash equivalents during the prior year six-month period were due to the strengthening of the U.S. dollar against the pound sterling and euro in the current year six-month period and the weakening of the U.S. dollar primarily against the pound sterling in the prior year six-month period.

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

We are exposed to certain market risks, including changes in foreign currency exchange rates. We experienced no material change in our exposure to such fluctuations during the quarter ended June 30, 2010. Information regarding market risks as of December 31, 2009 is contained in Item 7A. “Quantitative And Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

At June 30, 2010, we did not have any floating interest rate exposure. As of that date, all of our outstanding debt consisted of the convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes is influenced by changes in market interest rates, the share price of our Class B common stock and our credit quality. At June 30, 2010, the convertible notes had an estimated fair value of $104.1 million.

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

On April 12, 2004, J. Roger Faherty, or Faherty, filed suit in the United States District Court for the Southern District of New York against Spice Entertainment Companies, or Spice, Playboy Enterprises, Inc., or Playboy, Playboy Enterprises International, Inc., or PEII, D. Keith Howington, Anne Howington and Logix Development Corporation, or Logix. The complaint alleges that Faherty is entitled to statutory and contractual indemnification from Playboy, PEII and Spice with respect to defense costs and liabilities incurred by Faherty in connection with litigation that was settled in 2004, or the Logix litigation. The Logix litigation related to a suit brought by Logix, Keith Howington and Anne Howington against Faherty and other parties alleging certain contract and tort causes of action arising out of an agreement between Emerald Media Inc., or EMI, and Logix in which EMI agreed to purchase certain explicit television channels over C-band satellite. The complaint further alleges that Playboy, PEII, Spice, D. Keith Howington, Anne Howington and Logix conspired to deprive Faherty of his alleged right to indemnification by excluding him from the settlement of the Logix litigation. On June 18, 2004, a jury entered a special verdict finding Faherty personally liable for $22.5 million in damages to the plaintiffs in the Logix litigation. A judgment was entered on the verdict on or around August 2, 2004. Faherty filed post-trial motions for a judgment notwithstanding the verdict and a new trial, but these motions were both denied on or about September 21, 2004. On October 20, 2004, Faherty filed a notice of appeal from the verdict. As a result of rulings by the California Court of Appeal and the California Supreme Court as recently as February 13, 2008, Logix’s recovery against Faherty has been reduced significantly, although certain portions of the case have been set for a retrial. In light of these rulings, however, when coupled with any offset as a result of the settlement of the Logix litigation, any ultimate net recovery by Logix against Faherty will be severely reduced and might be entirely eliminated. In consideration of this appeal, Faherty and Playboy have agreed to continue a temporary stay of the indemnification action filed in the United States District Court for the Southern District of New York through the end of December 2010. In late June 2008, plaintiffs in the Logix litigation filed a motion in the trial court seeking to amend a $40.0 million judgment previously entered on consent against defendant EMI seeking to add Faherty as a judgment debtor. Although the trial court allowed that amendment, that ruling was reversed by the California Court of Appeal on February 18, 2010. In the event Faherty’s indemnification and conspiracy claims go forward against us, we believe they are without merit and that we have good defenses against them. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 450, Contingencies, or ASC Topic 450, no liability has been accrued.

Eleven shareholder class action complaints have been filed against Playboy and certain officers and directors thereof in connection with Hugh M. Hefner’s July 8, 2010 proposal to acquire all of the outstanding shares of Class A common stock and Class B common stock not currently owned by Mr. Hefner for $5.50 per share in cash. In each complaint, the plaintiffs challenge Mr. Hefner’s proposal and allege, among other things, that the consideration to be paid in such proposal is unfair and grossly inadequate. The complaints seek, among other relief, to enjoin defendants from consummating Mr. Hefner’s proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders. Seven of these complaints were filed in the Chancery Division of the Circuit Court of Cook County, Illinois, and the remaining four complaints were filed in the Court of Chancery in Delaware. We have reviewed the allegations contained in the various complaints and believe they are without merit. We intend to defend the litigation vigorously. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with ASC Topic 450, no liability has been accrued.

On March 26, 2010, DirecTV, Inc., or DirecTV, filed suit against Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., or the Defendants, in the Superior Court of the State of California for the County of Los Angeles. The suit alleges that the Defendants are in breach of the most-favored nations provisions in the parties’ Amended and Restated Affiliation and Licensing Agreement, dated as of August 1, 2007, pursuant to which DirecTV distributes certain of our television programming. On May 21, 2010, the Defendants filed a motion to strike certain portions of DirecTV’s complaint. On July 21, 2010, DirecTV filed an amended complaint with the court, adding the allegation that DirecTV suffered damages of approximately $35.0 million. In light of the filing of the amended complaint, the Defendants have withdrawn their original motion to strike and will now file a revised motion to strike portions of the amended complaint. A hearing on the revised motion to strike is scheduled for October 21, 2010. The Defendants have reviewed the allegations contained in the amended complaint and believe they are unfounded. The Defendants intend to defend this case vigorously. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with ASC Topic 450, no liability has been accrued.

ITEM 1A.	RISK FACTORS

For a detailed discussion of factors that may affect our performance, see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Except as set forth below, there have been no material changes to these risk factors.

There can be no assurance that any definitive offer will be made with respect to Hugh M. Hefner’s proposal to acquire all of our outstanding common stock, that any agreement will be executed or that this or any other transaction will be approved or consummated. The absence of a proposal to acquire our common stock would likely have an adverse effect on the market price of our common stock.

On July 8, 2010, our Board of Directors, or the Board, received the proposal from Mr. Hefner described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. The Board has cautioned our shareholders and others considering trading in our securities that it has only received the proposal and that no decisions have been made by the Board or the special committee of the Board with respect to our response to Mr. Hefner’s proposal. The proposal submitted was not a definitive offer, and there can be no assurance that any definitive offer will be made, that any agreement will be executed or that a definitive offer, if made, with respect to the proposal or any other transaction will be approved or consummated. On the last trading day prior to the announcement of Mr. Hefner’s proposal, our Class A common stock and Class B common stock closed at $4.06 and $3.94 per share, respectively. After the announcement, the price for each class of stock rose to trade close to the $5.50 per share proposal price. If this proposal were rejected or withdrawn, or if no similar transaction presented itself, the stock price would likely fall below its current trading range.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Amendment to the Amended and Restated Agreement, dated June 25, 2010, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc. and DirecTV, Inc.

*10.2	Fifth Amendment, dated May 14, 2010, to the Playboy Magazine Printing and Binding Agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc.

10.3	Employment Agreement, dated April 14, 2010, between Playboy Enterprises, Inc. and Christoph Pachler

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____
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

PLAYBOY ENTERPRISES, INC.
(Registrant)

Date:	August 6, 2010	By	/s/ Christoph Pachler
Executive Vice President and
Chief Financial Officer
(Authorized Officer and
Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment to the Amended and Restated Agreement, dated June 25, 2010, by and between Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc. and DirecTV, Inc.

*10.2	Fifth Amendment, dated May 14, 2010, to the Playboy Magazine Printing and Binding Agreement between Playboy Enterprises, Inc. and Quad/Graphics, Inc.

10.3	Employment Agreement, dated April 14, 2010, between Playboy Enterprises, Inc. and Christoph Pachler

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____
*
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.