Form 10-Q
period 2010-09-30
PLAYBOY ENTERPRISES INC
filed 2010-11-09
CIK 1072341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

At October 29, 2010, there were 4,864,102 shares of Class A Common Stock and 28,848,232 shares of Class B Common Stock outstanding.

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

(27)	Further downward pressure on our operating results and/or further deterioration of economic conditions could result in impairments of our long-lived assets, including intangible assets.

For a detailed discussion of these and other factors that may affect our performance, see Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

PLAYBOY ENTERPRISES, INC.
FORM 10-Q

Page
PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the Quarters Ended September 30 (Unaudited)
(In thousands, except per share amounts)

	2010	2009
Net revenues	$52,044	$56,005
Costs and expenses
Cost of sales	(37,881)	(42,234)
Selling and administrative expenses	(13,457)	(11,070)
Restructuring expense	(418)	(469)
Impairment charges	(25,372)	-
Total costs and expenses	(77,128)	(53,773)
Operating income (loss)	(25,084)	2,232
Nonoperating income (expense)
Investment income	12	10
Interest expense	(2,123)	(2,194)
Amortization of deferred financing fees	(165)	(164)
Other, net	1,056	227
Total nonoperating expense	(1,220)	(2,121)
Income (loss) before income taxes	(26,304)	111
Income tax expense	(1,131)	(1,195)
Net loss	$(27,435)	$(1,084)

Other comprehensive income (loss)
Unrealized gain on marketable securities	-	12
Foreign currency translation gain (loss)	176	(129)
Total other comprehensive income (loss)	176	(117)
Comprehensive loss	$(27,259)	$(1,201)

Weighted average number of common shares outstanding
Basic and diluted	33,696	33,468

Basic and diluted loss per common share	$(0.81)	$(0.03)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
for the Nine Months Ended September 30 (Unaudited)
(In thousands, except per share amounts)

	2010	2009
Net revenues	$160,155	$179,829
Costs and expenses
Cost of sales	(118,976)	(139,844)
Selling and administrative expenses	(36,865)	(34,980)
Restructuring expense	(2,676)	(12,744)
Impairment charges	(25,819)	(5,518)
Total costs and expenses	(184,336)	(193,086)
Operating loss	(24,181)	(13,257)
Nonoperating income (expense)
Investment income	23	742
Interest expense	(6,485)	(6,516)
Amortization of deferred financing fees	(493)	(553)
Other, net	69	(329)
Total nonoperating expense	(6,886)	(6,656)
Loss before income taxes	(31,067)	(19,913)
Income tax expense	(2,734)	(3,593)
Net loss	$(33,801)	$(23,506)

Other comprehensive income (loss)
Unrealized loss on marketable securities	-	(11)
Foreign currency translation gain	672	291
Total other comprehensive income	672	280
Comprehensive loss	$(33,129)	$(23,226)

Weighted average number of common shares outstanding
Basic and diluted	33,623	33,433

Basic and diluted loss per common share	$(1.01)	$(0.70)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited) Sept. 30, 2010	Dec. 31, 2009
Assets
Cash and cash equivalents	$26,565	$24,569
Marketable securities and short-term investments	1,039	-
Receivables, net of allowance for doubtful accounts of $7,031 and $3,834, respectively	25,476	31,942
Receivables from related parties	1,076	2,897
Inventories	3,909	3,951
Deferred tax asset	1,426	1,487
Prepaid expenses and other current assets	6,789	5,048
Total current assets	66,280	69,894
Property and equipment, net	15,780	18,438
Programming costs, net	26,280	47,516
Trademarks, net	44,854	43,964
Distribution agreements, net of accumulated amortization of $7,183 and $6,751, respectively	8,042	11,513
Deferred tax asset	228	-
Other noncurrent assets	4,369	5,507
Total assets	$165,833	$196,832

Liabilities
Acquisition liabilities	$703	$4,802
Accounts payable	22,208	21,138
Accrued salaries, wages and employee benefits	9,143	10,123
Deferred revenues	34,700	27,417
Other current liabilities and accrued expenses	16,422	17,519
Total current liabilities	83,176	80,999
Financing obligations	107,611	104,128
Acquisition liabilities	-	703
Deferred tax liability	8,508	7,706
Other noncurrent liabilities	20,965	25,592
Total liabilities	220,260	219,128

Shareholders’ deficit
Common stock, $0.01 par value
Class A voting – 7,500,000 shares authorized; 4,864,102 issued	49	49
Class B nonvoting – 75,000,000 shares authorized; 29,219,228 and 29,014,343 issued, respectively	292	289
Capital in excess of par value	261,374	260,379
Accumulated deficit	(308,765)	(274,964)
Treasury stock, at cost – 381,971 shares	(5,000)	(5,000)
Accumulated other comprehensive loss	(2,377)	(3,049)
Total shareholders’ deficit	(54,427)	(22,296)
Total liabilities and shareholders’ deficit	$165,833	$196,832

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

PLAYBOY ENTERPRISES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the Nine Months Ended September 30 (Unaudited)
(In thousands)

	2010	2009
Cash flows from operating activities
Net loss	$(33,801)	$(23,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	3,520	3,856
Amortization of intangible assets	1,168	1,287
Amortization of investments in entertainment programming	17,638	22,353
Amortization of deferred financing fees	493	553
Stock-based compensation	1,091	753
Noncash interest expense	3,483	3,236
Impairment charges	25,819	5,518
Deferred income taxes	635	1,552
Payments of deferred compensation plan	-	(5,193)
Net change in operating assets and liabilities	6,434	9,477
Investments in entertainment programming	(18,226)	(18,397)
Other, net	1,640	(617)
Net cash provided by operating activities	9,894	872
Cash flows from investing activities
Purchases of investments	(1,039)	(94)
Proceeds from sales of investments	-	6,762
Additions to property and equipment	(1,770)	(3,092)
Other, net	3	-
Net cash provided by (used for) investing activities	(2,806)	3,576
Cash flows from financing activities
Payments of deferred financing fees	-	(174)
Payments of acquisition liabilities	(5,050)	(3,050)
Proceeds from stock-based compensation	93	60
Net cash used for financing activities	(4,957)	(3,164)
Effect of exchange rate changes on cash and cash equivalents	(135)	324
Net increase in cash and cash equivalents	1,996	1,608
Cash and cash equivalents at beginning of period	24,569	25,192
Cash and cash equivalents at end of period	$26,565	$26,800

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(A)	Basis of Preparation

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

In the second quarter of 2010, we implemented a plan to downsize our organizational structure and reduce overhead costs. As a result of this plan, we recorded a charge of $1.2 million related to a workforce reduction of 18 employees, most of whose positions were eliminated by the end of the third quarter of 2010. Severance payments under this plan began in the third quarter of 2010 and will be completed in 2011.

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

In the second quarter of 2009, we recorded a charge of $9.3 million related to our plan to vacate our leased New York office space. The charge primarily reflected the discounted value of our remaining lease obligation net of estimated sublease income. We recorded additional restructuring charges related to this plan in 2009 representing depreciation of leasehold improvements and furniture and equipment as well as accretion of the difference between the nominal and discounted remaining lease obligation net of estimated sublease income. We expect to record additional restructuring charges, representing depreciation and accretion, of $8.0 million over the remaining approximate nine-year term of the lease, or approximately $1.0 million on average annually. We recorded $0.3 million and $1.0 million of these restructuring charges representing depreciation and accretion during the current year quarter and nine-month period, respectively. We also recorded an unfavorable adjustment of $0.1 million during the current year quarter as a result of changes in assumptions for this plan.

In the first quarter of 2009, we implemented a restructuring plan to integrate our print and digital businesses in our Chicago office as well as to streamline operations across the Company, including the elimination of positions.

As a result of this plan, we recorded a charge of $2.6 million related to a workforce reduction of 107 employees, whose positions were eliminated by the end of the second quarter of 2009. Severance payments under this plan began in the first quarter of 2009 and were completed in the current year quarter. We recorded an unfavorable adjustment of $0.1 million during the prior year quarter as a result of changes in assumptions for this plan.

In the fourth quarter of 2008, we implemented a restructuring plan to lower overhead costs, primarily related to senior Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to 21 employees, most of whose positions were eliminated in the first quarter of 2009. Payments under this plan began in the fourth quarter of 2008 and were largely completed by the end of 2009 with some payments continuing into 2011. We recorded an unfavorable adjustment of $0.8 million during the prior year nine-month period as a result of changes in assumptions for this plan.

In the third quarter of 2008, we implemented a restructuring plan to reduce overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose positions were eliminated in the fourth quarter of 2008. Payments under this plan began in the fourth quarter of 2008 and were completed in the current year quarter. We recorded a favorable adjustment of $0.4 million during the prior year nine-month period as a result of changes in assumptions for this plan.

The following table sets forth the activity and balances of our restructuring reserves, which are included in “Accrued salaries, wages and employee benefits,” “Other current liabilities and accrued expenses” and “Other noncurrent liabilities” on our Consolidated Balance Sheets (in thousands):

	Workforce Reduction	Consolidation of Facilities and Operations	Total
Balance at December 31, 2009	$4,689	$10,667	$15,356
Reserve recorded	1,352	285	1,637
Accretion of discount on net lease obligation	-	606	606
Adjustments to previous estimates	(15)	64	49
Cash payments	(2,114)	(3,222)	(5,336)
Balance at September 30, 2010	$3,912	$8,400	$12,312

The above table excludes depreciation of leasehold improvements and furniture and equipment related to our leased New York office space.

(D)	Impairment Charges

In accordance with ASC Topic 360, Property, Plant, and Equipment, we conduct impairment testing on long-lived assets, or asset groups, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

During the current year quarter, we conducted impairment testing on certain finite-lived assets reported in our Entertainment Group, including programming costs and distribution agreements. We conducted impairment testing on these assets as a result of continued overall weakness in our domestic and international TV businesses, a reevaluation of programming utilization and a dispute with DirecTV, Inc. We determined the carrying amounts of these assets were not fully recoverable, and in the current year quarter, we recorded total impairment charges of $25.4 million, representing the difference between the estimated fair values and net book values of these assets. We also determined the life of programming costs to be generally either 12 or 24 months. We estimated the fair value of the assets using a forecasted-discounted cash flow method based in part on our financial results and our expectation of future performance, which are Level 3 inputs within the fair value hierarchy under ASC Topic 820 as described in Note (I), Fair Value Measurement. Of the total impairment charges, $22.3 million related to programming costs and $3.1 million related to distribution agreements. For further discussion of our impairment testing, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

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

Further downward pressure on our operating results and/or further deterioration of economic conditions could result in additional future impairments of our long-lived assets, including intangible assets.

(E)	Earnings Per Common Share

The following table sets forth the computations of basic and diluted earnings per share, or EPS (in thousands, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
For basic and diluted EPS – net loss	$(27,435)	$(1,084)	$(33,801)	$(23,506)

Denominator:
For basic and diluted EPS – weighted average shares	33,696	33,468	33,623	33,433

Basic and diluted loss per common share	$(0.81)	$(0.03)	$(1.01)	$(0.70)

The following table sets forth the number of shares related to outstanding options to purchase our Class B common stock, or Class B stock, the number of restricted stock units, or RSUs, that provide for the issuance of Class B stock and the potential number of shares of Class B stock contingently issuable under our 3.00% convertible senior subordinated notes due 2025, or convertible notes. These shares were not included in the computations of diluted EPS for the quarters and nine-month periods ended September 30, 2010 and 2009, as their inclusion would have been antidilutive (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	3,624	4,026	3,598	3,929
RSUs	362	617	422	541
Convertible notes	6,758	6,758	6,758	6,758
Total	10,744	11,401	10,778	11,228

(F)	Inventories

The following table sets forth inventories, which are stated at the lower of cost (specific cost and average cost) or fair value (in thousands):

	Sept. 30, 2010	Dec. 31, 2009
Paper	$921	$1,191
Editorial and other prepublication costs	2,767	2,230
Merchandise finished goods	221	530
Total	$3,909	$3,951

(G)	Income Taxes

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

At September 30, 2010 and December 31, 2009, we had unrecognized tax benefits of $8.0 million and do not expect this amount to change significantly over the next 12 months. Due to the impact of deferred income tax accounting, the disallowance of these benefits would not affect our effective income tax rate nor would it accelerate the payment of cash to the taxing authorities to an earlier period.

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

(H)	Marketable Securities and Short-term Investments

We account for available-for-sale marketable securities and short-term investments under the specific identification method. During the current year quarter and nine-month period, we purchased $1.0 million of investments, which are restricted, and had no sales of investments. During the prior year quarter, we received immaterial proceeds from sales of investments, recorded immaterial losses related to those sales and did not purchase any investments. During the prior year nine-month period, we purchased $0.1 million of investments, received proceeds of $6.8 million from sales of investments and recorded $0.7 million of gains related to those sales. We recorded no net unrealized holding gains or losses in “Other comprehensive income (loss)” during the current year quarter and nine-month period and recorded immaterial net unrealized holding gains and losses in “Other comprehensive income (loss)” during the prior year quarter and nine-month period, respectively.

(I)	Fair Value Measurement

We measure our financial assets and financial liabilities at fair value in accordance with ASC Topic 820. Our financial assets and financial liabilities relate to marketable securities and investments and derivative instruments used to hedge the variability of forecasted cash receipts related to royalty payments denominated in yen and euro. Derivative instruments in asset positions, if any, are included in “Prepaid expenses and other current assets” and derivative instruments in liability positions, if any, are included in “Other current liabilities and accrued expenses” on our Consolidated Balance Sheets.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2010 (in thousands):

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities and investments	$1,039	$1,039	$-	$-
Derivative assets	$7	$-	$7	$-
Derivative liabilities	$(62)	$-	$(62)	$-

We measure the fair value of our derivative instruments using broker prices, which use inputs that are readily available in public markets or can be derived from information readily available in public markets. These inputs include spot exchange rates and interest rates.

(J)	Financing Obligations

Our financing obligations consisted of the $115.0 million principal amount of convertible notes with a carrying value of $107.6 million at September 30, 2010 and $104.1 million at December 31, 2009.

The fair value of the convertible notes is influenced by changes in market interest rates, the share price of our Class B stock and our credit quality. At September 30, 2010, the convertible notes had an estimated fair value of $112.7 million. This fair value was estimated using quoted market prices that are Level 2 inputs within the ASC Topic 820 fair value hierarchy.

(K)	Contingencies

In 2006, we acquired Club Jenna, Inc. and related companies, for which we paid $7.7 million at closing, $1.6 million in 2007, $1.7 million in 2008, $2.3 million in 2009 and $4.3 million in 2010. Pursuant to the acquisition agreement, we are also obligated to make future contingent earnout payments based primarily on DVD sales of existing content of the acquired business over a 10-year period and on content produced by the acquired business during the five-year period after the closing of the acquisition. No earnout payments have been made through September 30, 2010 and no future earnout payments are expected.

(L)	Benefit Plans

We maintain a practice of paying a separation allowance, which is not funded, under our salary continuation policy to employees with at least five years of continuous service who voluntarily terminate employment with us and are at age 60 or thereafter. We made cash payments under this policy of $0.5 million during the current year quarter, $1.2 million during the current year nine-month period, $0.3 million during the prior year quarter and $0.8 million during the prior year nine-month period.

(M)	Stock-Based Compensation

The following table sets forth stock-based compensation expense related to stock options, RSUs, other equity awards and our employee stock purchase plan, or ESPP (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	$237	$261	$708	$471
RSUs	78	68	242	84
Other equity awards	43	44	128	187
ESPP	4	4	13	11
Total	$362	$377	$1,091	$753

The total amount of compensation expense recognized reflects the number of stock-based awards that actually vest as of the completion of their respective vesting periods. Upon the vesting of certain stock-based awards, we adjust our stock-based compensation expense to reflect actual versus estimated forfeitures. We recorded immaterial adjustments during the current year quarter and nine-month period and favorable adjustments of $0.1 million and $0.2 million during the prior year quarter and nine-month period, respectively, to reflect actual forfeitures for vested stock-based awards.

Stock Options

We estimate the value of stock options on the date of grant using the Lattice Binomial model, or Lattice model. The Lattice model requires extensive analysis of actual exercise and cancellation data and involves a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends and stock option exercises and cancellations.

We granted no stock options during the current year quarter and 346,241 stock options during the current year nine-month period, which are exercisable for shares of our Class B stock and expire 10 years from the grant date. Of the stock options granted during the current year nine-month period, 300,000 stock options vest ratably over a four-year period from the grant date and the remainder vest ratably over a one-year period from the grant date. We granted 1,200,000 stock options during the prior year quarter to Scott N. Flanders, our Chief Executive Officer and a member of our Board of Directors, which are exercisable for shares of Class B stock and expire 10 years from the grant date. These stock options vest ratably over a four-year period from the grant date. We granted 2,205,000 stock options during the prior year nine-month period, which are exercisable for shares of Class B stock and expire 10 years from the grant date. Of the stock options granted during the prior year nine-month period, the 1,200,000 stock options granted to Mr. Flanders vest ratably over a four-year period from the grant date and the remainder vest ratably over a three-year period from the grant date.

The following table sets forth the assumptions used for the Lattice model:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected volatility	N/A	47% – 99%	52% – 100%	43% – 104%
Weighted average volatility	N/A	63%	70%	60%
Risk-free interest rate	N/A	0.04% – 4.74%	0.02% – 5.58%	0.04% – 4.74%
Expected dividends	N/A	-	-	-

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

The weighted average fair value per share was $2.10 for stock options granted during the current year nine-month period, $1.68 for stock options granted during the prior year quarter and $1.25 for stock options granted during the prior year nine-month period. The weighted average expected life was 5.0 years for stock options granted during the current year nine-month period, 6.6 years for stock options granted during the prior year quarter and 6.7 years for stock options granted during the prior year nine-month period.

The following table sets forth the activity and balances of our stock options for the current year nine-month period:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	3,808,921	$7.48
Granted	346,241	3.59
Exercised	(17,000)	1.25
Forfeited	(147,500)	15.47
Canceled	(415,669)	9.74
Outstanding at September 30, 2010	3,574,993	$6.15

At September 30, 2010, we had $2.3 million of unrecognized stock-based compensation expense related to nonvested stock options, which will be recognized over a weighted average period of 2.8 years.

Restricted Stock Units

We granted no RSUs during the current year quarter and 26,080 RSUs with a weighted average grant-date fair value per share of $3.45 during the current year nine-month period, which provide for the issuance of our Class B stock and vest ratably over a one-year period from the grant date. During the prior year quarter, we granted 150,000 RSUs to Mr. Flanders with a grant-date fair value of $2.71, which provide for the issuance of Class B stock and vest ratably over a four-year period from the grant date. During the prior year nine-month period, we granted 485,000 RSUs with a weighted average grant-date fair value of $1.71, which provide for the issuance of Class B stock. Of the RSUs granted during the prior year nine-month period, the 150,000 RSUs granted to Mr. Flanders vest ratably over a four-year period from the grant date and the remainder vest ratably over a three-year period from the grant date.

The following table sets forth the activity and balances of our RSUs for the current year nine-month period:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2009	536,625	$1.66
Granted	26,080	3.45
Vested	(189,005)	1.54
Canceled	(34,501)	1.52
Outstanding at September 30, 2010	339,199	$1.88

At September 30, 2010, we had $0.5 million of unrecognized stock-based compensation expense related to nonvested RSUs, which will be recognized over a weighted average period of 2.1 years.

(N)	Segment Information

The following table sets forth financial information by reportable segment (in thousands):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues
Entertainment	$19,567	$24,433	$66,213	$74,442
Print/Digital	21,664	22,844	60,786	77,286
Licensing	10,813	8,728	33,156	28,101
Total	$52,044	$56,005	$160,155	$179,829
Income (loss) before income taxes
Entertainment	$778	$2,339	$5,977	$7,312
Print/Digital	1,264	358	(1,013)	(927)
Licensing	6,170	5,553	19,115	15,920
Corporate	(7,506)	(5,549)	(19,765)	(17,300)
Restructuring expense	(418)	(469)	(2,676)	(12,744)
Impairment charges	(25,372)	-	(25,819)	(5,518)
Investment income	12	10	23	742
Interest expense	(2,123)	(2,194)	(6,485)	(6,516)
Amortization of deferred financing fees	(165)	(164)	(493)	(553)
Other, net	1,056	227	69	(329)
Total	$(26,304)	$111	$(31,067)	$(19,913)

			Sept. 30, 2010	Dec. 31, 2009
Identifiable assets
Entertainment			$53,614	$82,119
Print/Digital			17,761	21,468
Licensing			5,962	6,040
Corporate			88,496	87,205
Total			$165,833	$196,832

(O)	Subsequent Events

We evaluated all of our activity through the issue date of these financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the Notes to Condensed Consolidated Financial Statements.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and accompanying notes in Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

RESULTS OF OPERATIONS

The following table sets forth our results of operations (in millions, except per share amounts):

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues
Entertainment
Domestic TV	$9.8	$12.5	$35.5	$38.5
International TV	9.0	10.7	28.4	32.4
Other	0.7	1.2	2.3	3.5
Total Entertainment	19.5	24.4	66.2	74.4
Print/Digital
Domestic magazine	10.0	9.4	27.3	39.3
International magazine	1.2	1.5	4.1	4.8
Special editions and other	2.0	2.4	4.4	5.4
Digital	8.5	9.6	25.0	27.8
Total Print/Digital	21.7	22.9	60.8	77.3
Licensing
Consumer products	9.8	7.2	27.7	21.9
Location-based entertainment	0.9	1.2	2.7	3.5
Marketing events	0.2	0.2	2.2	2.3
Other	-	0.1	0.6	0.4
Total Licensing	10.9	8.7	33.2	28.1
Total net revenues	$52.1	$56.0	$160.2	$179.8

Net loss
Entertainment
Before programming amortization	$4.7	$9.5	$23.6	$29.7
Programming amortization	(3.9)	(7.2)	(17.6)	(22.4)
Total Entertainment	0.8	2.3	6.0	7.3
Print/Digital	1.3	0.4	(1.0)	(0.9)
Licensing	6.2	5.5	19.1	15.9
Corporate	(7.6)	(5.5)	(19.8)	(17.3)
Segment income	0.7	2.7	4.3	5.0
Restructuring expense	(0.4)	(0.5)	(2.7)	(12.8)
Impairment charges	(25.4)	-	(25.8)	(5.5)
Operating income (loss)	(25.1)	2.2	(24.2)	(13.3)
Nonoperating income (expense)
Investment income	-	-	-	0.7
Interest expense	(2.1)	(2.2)	(6.5)	(6.5)
Amortization of deferred financing fees	(0.2)	(0.1)	(0.5)	(0.5)
Other, net	1.1	0.2	0.1	(0.3)
Total nonoperating expense	(1.2)	(2.1)	(6.9)	(6.6)
Income (loss) before income taxes	(26.3)	0.1	(31.1)	(19.9)
Income tax expense	(1.1)	(1.2)	(2.7)	(3.6)
Net loss	$(27.4)	$(1.1)	$(33.8)	$(23.5)
Basic and diluted loss per common share	$(0.81)	$(0.03)	$(1.01)	$(0.70)

Overview

Revenues decreased $3.9 million, or 7%, compared to the prior year quarter and $19.6 million, or 11%, compared to the prior year nine-month period. The current year quarter decrease was driven by lower revenues in our Entertainment Group, in part because we did not recognize revenues from DirecTV, Inc., or DirecTV, as a result of a dispute with the satellite TV provider, as well as continued overall weakness in our domestic and international TV businesses. These same factors also contributed to the decrease in Entertainment Group revenues for the current year nine-month period. Also contributing to the decrease for the current year nine-month period was lower Print/Digital Group revenues, which was largely due to a decrease in domestic magazine revenues. The decreases over both periods were partially offset by higher revenues from our Licensing Group, primarily due to higher consumer products royalties.

Segment income decreased $2.0 million compared to the prior year quarter and $0.7 million compared to the prior year nine-month period. Higher Corporate expense and lower Entertainment Group results were partially offset by improved results from our Licensing Group over both periods. Print/Digital Group results improved in the current year quarter and were flat in the current year nine-month period.

Operating results decreased $27.3 million compared to the prior year quarter and $10.9 million compared to the prior year nine-month period primarily due to $25.4 million of impairment charges in the current year quarter principally related to our Entertainment Group’s programming costs. The decrease in the current year nine-month period was partially offset by lower restructuring charges, primarily due to initial charges related to the closing of our New York office in the prior year period.

Net loss increased $26.3 million compared to the prior year quarter and $10.3 million compared to the prior year nine-month period primarily due to the operating results previously discussed.

Current Economic Conditions

We continue to experience many of the same challenges our partners and competitors in the media industry are facing, namely increased competition for consumers’ attention in the face of volatile overall spending in the television and print businesses, the migration of advertisers to other platforms and the uncertainty created by the state of the global economy. In spite of the strength of our brand and products, our licensing business continues to be challenged by trends in the retail environment as well as a difficult financial environment for potential location-based entertainment business partners to obtain project financing. We have made significant changes to many of our processes and business activities in order to address the current economic climate and industry challenges and will continue to do so. Our goal is to narrow our focus to management of the Playboy brand and lifestyle. We have made progress in building a new business model that will create a leaner organization, accelerate growth and operate more efficiently by finding partners with the size, scope and scale needed to assist us in competing in today’s business environment.

Despite the current economic conditions, we believe we continue to have the liquidity to meet our needs. At September 30, 2010, we had $26.6 million in cash and cash equivalents. We also have a $30.0 million revolving credit facility, under which there were no borrowings and $1.0 million in letters of credit outstanding at September 30, 2010, resulting in $29.0 million of available borrowings under this facility. The credit facility will mature on January 31, 2011. We believe our cash generated from operating activities in addition to our cash and cash equivalents will be sufficient to meet our liquidity needs through 2011. See “Liquidity and Capital Resources” below.

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

On March 26, 2010, DirecTV filed suit against Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., two of the Company’s wholly owned subsidiaries, in the Superior Court of the State of California for the County of Los Angeles. The suit alleges that the subsidiaries are in breach of the most-favored-nation provisions in the parties’ Amended and Restated Affiliation and Licensing Agreement, dated as of August 1, 2007, pursuant to which DirecTV distributes certain of our television programming. As a result of this dispute, DirecTV began withholding payments to us in the current year quarter and we suspended the recognition of revenue related to these payments. We believe we have meritorious defenses to the allegations and intend to defend this case vigorously. See Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q.

Entertainment Group

Domestic TV revenues decreased $2.7 million, or 21%, compared to the prior year quarter and $3.0 million, or 8%, compared to the prior year nine-month period. As previously mentioned, we did not recognize revenues from DirecTV estimated to be over $3.0 million during the current year quarter due to DirecTV’s failure to make payments to us for TV programming, which contributed to the domestic TV revenue declines over both periods. In addition, increased competition from other suppliers and distribution outlets caused decreases in pay-per-view, or PPV, and video-on-demand, or VOD, revenues. We expect the PPV and VOD revenue trends to continue into the future. Partially offsetting these decreases were higher Playboy TV monthly subscription revenues from distributors other than DirecTV, which were in part due to payments received related to prior periods.

International TV revenues decreased $1.7 million, or 15%, compared to the prior year quarter and $4.0 million, or 12%, compared to the prior year nine-month period primarily due to lower sales in Europe and increased competition for customers, particularly in the U.K. We expect these challenges to continue into the future. The decrease in current year quarter revenues also reflects the impact of unfavorable foreign currency exchange rate fluctuations.

Revenues from other businesses decreased $0.5 million, or 49%, compared to the prior year quarter and $1.2 million, or 36%, compared to the prior year nine-month period primarily due to lower revenues related to television series produced by our production company, Alta Loma Entertainment, and the impact of our exiting the DVD business.

The group’s segment income decreased $1.5 million compared to the prior year quarter and $1.3 million compared to the prior year nine-month period. During the current year quarter, we recorded $1.2 million of bad debt expense related to existing receivables from DirecTV and incurred higher legal expense compared to the prior year quarter. These expenses, combined with the declines in revenues discussed above, were partially offset by lower programming amortization expense primarily resulting from the impairment charge recorded in the current year quarter, the results of our cost-savings initiatives and lower variable costs.

Print/Digital Group

Domestic magazine revenues increased $0.6 million, or 6%, compared to the prior year quarter and decreased $12.0 million, or 31%, compared to the prior year nine-month period. In response to industry dynamics, including lower overall spending by advertisers, fewer subscribers and decreasing newsstand sales, we lowered the guaranteed circulation rate base (the total newsstand and subscription circulation guaranteed to advertisers) of Playboy magazine to 1.5 million from 2.6 million effective with the January/February 2010 issue. The decrease in current year nine-month period revenues was largely a result of lowering the rate base. For the current year quarter, the favorable impact of publishing three issues in the current year quarter compared to two issues in the prior year quarter more than offset the effects of the rate base reduction.

Subscription revenues increased $1.2 million, or 20%, compared to the prior year quarter and decreased $8.0 million, or 30%, compared to the prior year nine-month period. We published a combined July/August 2009 issue and recorded revenues reflecting both the July and August 2009 issues in the second quarter of 2009, resulting in recorded revenues for only two issues in the prior year quarter compared to three issues in the current year quarter. The increase in current year quarter subscription revenues was primarily due to the effect of the July/August 2009 issue and an increase in average revenue per subscription copy, partially offset by 25% fewer average paid copies served resulting from the rate base reduction. The decrease in current year nine-month period revenues was primarily due to 31% fewer paid copies served resulting from the rate base reduction.

Newsstand revenues increased $0.2 million, or 23%, compared to the prior year quarter and decreased $0.4 million, or 12%, compared to the prior year nine-month period. Revenues for the current year quarter were favorably impacted by publishing one additional issue as compared to the prior year quarter, while both periods reflect continued overall weakness in the newsstand business due to a large number of titles and competition from free content on the Internet.

Advertising revenues decreased $0.8 million, or 25%, compared to the prior year quarter and $3.6 million, or 38%, compared to the prior year nine-month period. While advertising pages increased in the current year quarter and nine-month period, advertising revenues decreased primarily due to 43% and 49% lower average net revenue per page largely related to the rate base reduction. Advertising sales for the 2010 fourth quarter magazine issues are closed, and we expect to report advertising revenues to be approximately 35% lower and advertising pages to be approximately 7% higher compared to the fourth quarter of 2009.

International magazine revenues decreased $0.3 million, or 18%, compared to the prior year quarter and $0.7 million, or 15%, compared to the prior year nine-month period primarily due to lower royalties from our European editions. Special editions and other revenues decreased $0.4 million, or 19%, compared to the prior year quarter and $1.0 million, or 19%, compared to the prior year nine-month period primarily due to 18% and 20% fewer special editions newsstand copies sold, respectively, and lower revenues from calendar sales as a result of fewer copies sold in the current year periods. The same industry dynamics that are impacting Playboy magazine in the domestic market are also impacting our other print businesses.

Digital revenues decreased $1.1 million, or 11%, compared to the prior year quarter and $2.8 million, or 10%, compared to the prior year nine-month period primarily due to a decrease in paysites and advertising revenues. These decreases were primarily due to increasing amounts of competing free content available on the Internet and lower overall spending by advertisers. We continue our focus on efforts to increase profitability of our paysites by building traffic and conversions and improving the customer and advertiser experience and our competitive position. The current year quarter and nine-month period were also impacted by lower e-commerce revenues.

Segment income increased $0.9 million compared to the prior year quarter and segment loss was flat compared to the prior year nine-month period. The improvement in the current year quarter was primarily due to the increase in domestic magazine revenues coupled with the effects of our cost-savings initiatives, partially offset by the previously discussed revenue declines of the other businesses within the group. For the current year nine-month period, higher legal expense related to litigation, which resulted in a verdict in our favor, with a former international magazine licensee (see Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q for additional information) coupled with the previously discussed revenue declines were offset by the effects of our cost-savings initiatives, including our decision to reduce Playboy magazine’s rate base effective with the January/February 2010 issue.

In November 2009, we entered into an agreement with American Media, Inc. through its wholly owned subsidiary, American Media Operations, Inc., or AMI, to outsource non-editorial functions of Playboy magazine and other domestic publications, including production, circulation, advertising sales, marketing and other support services. We began transitioning these functions in 2009 and have completed the transition. We have begun to realize certain cost reductions as a result of our agreement with AMI and continue to work toward optimizing the benefits of our relationship.

Licensing Group

Licensing Group revenues increased $2.2 million, or 24%, compared to the prior year quarter and $5.1 million, or 18%, compared to the prior year nine-month period primarily due to higher consumer products royalties, largely from licensees in China, partially offset by lower location-based entertainment revenues. Royalties from the 50th Anniversary of the Playboy Club events also contributed to the increased revenues in the current year nine-month period.

The group’s segment income increased $0.7 million compared to the prior year quarter and $3.2 million compared to the prior year nine-month period primarily due to the increases in revenues discussed above combined with the impact of senior management costs in the prior year periods, which were transferred to Corporate late in the prior year due to a change in responsibilities. Partially offsetting these items were higher bad debt expense and agency fees in the current year periods.

Corporate

Corporate expense increased $2.1 million, or 35%, compared to the prior year quarter and $2.5 million, or 14%, compared to the prior year nine-month period primarily due to higher marketing, senior management transition and trademark defense expenses, as well as professional fees related to outstanding litigation, strategic initiatives and the previously mentioned transaction proposal from Mr. Hefner. Partially offsetting the unfavorable variance for the current year nine-month period was the impact of various cost-savings initiatives.

Restructuring Expense

In the second quarter of 2010, we implemented a plan to downsize our organizational structure and reduce overhead costs. As a result of this plan, we recorded a charge of $1.2 million related to a workforce reduction of 18 employees, most of whose positions were eliminated by the end of the third quarter of 2010. Severance payments under this plan began in the third quarter of 2010 and will be completed in 2011.

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

In the second quarter of 2009, we recorded a charge of $9.3 million related to our plan to vacate our leased New York office space. The charge primarily reflected the discounted value of our remaining lease obligation net of estimated sublease income. We recorded additional restructuring charges related to this plan in 2009 representing depreciation of leasehold improvements and furniture and equipment as well as accretion of the difference between the nominal and discounted remaining lease obligation net of estimated sublease income. We expect to record additional restructuring charges, representing depreciation and accretion, of $8.0 million over the remaining approximate nine-year term of the lease, or approximately $1.0 million on average annually. We recorded $0.3 million and $1.0 million of these restructuring charges representing depreciation and accretion during the current year quarter and nine-month period, respectively. We also recorded an unfavorable adjustment of $0.1 million during the current year quarter as a result of changes in assumptions for this plan.

In the first quarter of 2009, we implemented a restructuring plan to integrate our print and digital businesses in our Chicago office as well as to streamline operations across the Company, including the elimination of positions. As a result of this plan, we recorded a charge of $2.6 million related to a workforce reduction of 107 employees, whose positions were eliminated by the end of the second quarter of 2009. Severance payments under this plan began in the first quarter of 2009 and were completed in the current year quarter. We recorded an unfavorable adjustment of $0.1 million during the prior year quarter as a result of changes in assumptions for this plan.

In the fourth quarter of 2008, we implemented a restructuring plan to lower overhead costs, primarily related to senior Corporate and Entertainment Group positions. As a result of this plan, we recorded a charge of $4.0 million related to 21 employees, most of whose positions were eliminated in the first quarter of 2009. Payments under this plan began in the fourth quarter of 2008 and were largely completed by the end of 2009 with some payments continuing into 2011. We recorded an unfavorable adjustment of $0.8 million during the prior year nine-month period as a result of changes in assumptions for this plan.

In the third quarter of 2008, we implemented a restructuring plan to reduce overhead costs. As a result of this plan, we recorded a charge of $2.2 million related to costs associated with a workforce reduction of 55 employees, most of whose positions were eliminated in the fourth quarter of 2008. Payments under this plan began in the fourth quarter of 2008 and were completed in the current year quarter. We recorded a favorable adjustment of $0.4 million during the prior year nine-month period as a result of changes in assumptions for this plan.

Impairment Charges

In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 360, Property, Plant, and Equipment, we conduct impairment testing on long-lived assets, or asset groups, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

During the current year quarter, we conducted impairment testing on certain finite-lived assets reported in our Entertainment Group, including programming costs and distribution agreements. We conducted impairment testing on these assets as a result of continued overall weakness in our domestic and international TV businesses, a reevaluation of programming utilization and a dispute with DirecTV. We determined the carrying amounts of these assets were not fully recoverable, and in the current year quarter, we recorded total impairment charges of $25.4 million, representing the difference between the estimated fair values and net book values of these assets. Of the total impairment charges, $22.3 million related to programming costs and $3.1 million related to distribution agreements. We also determined the life of programming costs to be generally either 12 or 24 months.

We estimated the fair value of the assets tested using a forecasted-discounted cash flow method based in part on our financial results and our expectation of future performance. We made assumptions to determine the estimated fair values of the assets tested. Management believes these assumptions are consistent with those that would be utilized by a market participant in performing similar valuations. The assumptions for our forecasted-discounted cash flow analyses include projections of operating cash flows directly associated with our programming costs and distribution agreements over their remaining useful lives. The valuation employs present value techniques to measure fair value and considers market factors. We assumed a discount rate of 13.0% for each analysis, which was based on weighted average costs of capital derived from public companies considered to be reasonably comparable to our Entertainment Group with respect to their cost of equity, cost of debt, capital structure and inherent market risk. We generally estimated that the current trends in revenues and cash flows will continue over the remaining useful lives of the assets tested. If the discount rate used in the forecasted-discounted cash flow analysis for our programming costs was 1.0% lower, the impairment charge would have been $0.5 million lower. If the discount rate used in the forecasted-discounted cash flow analysis for our programming costs was 1.0% higher, the impairment charge would have been $0.5 million higher. Similar changes in the discount rates used in our testing of distribution agreements would not have had a significant effect on the impairment charge.

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

We continue to have access to our credit facility after these impairment charges.

Further downward pressure on our operating results and/or further deterioration of economic conditions could result in additional future impairments of our long-lived assets, including other intangible assets.

Nonoperating Income (Expense)

Nonoperating expense decreased $0.9 million for the current year quarter and increased $0.3 million for the current year nine-month period. The decrease in the current year quarter is primarily due to an insurance recovery. In the current year nine-month period, this recovery is more than offset by foreign currency exchange losses due to dividend distribution and settlement of intercompany balances resulting from the strengthening of the U.S. dollar against the pound sterling and euro.

Income Tax Expense

Income tax expense was flat for the current year quarter and decreased $0.9 million for the current year nine-month period. The decrease in the current year nine-month period was primarily due to a decrease in foreign income tax obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had $26.6 million in cash and cash equivalents compared to $24.6 million in cash and cash equivalents at December 31, 2009. At September 30, 2010 and December 31, 2009, our outstanding debt consisted solely of the $115.0 million principal amount of our 3.00% convertible senior subordinated notes due 2025, or convertible notes, with a carrying value of $107.6 million at September 30, 2010 and $104.1 million at December 31, 2009. The difference between the principal amount of $115.0 million and the carrying value of the financing obligation reflects the discount associated with applying the estimated 7.75% nonconvertible borrowing rate at the time of issuance of our convertible notes. The total discount will be amortized to interest expense under the effective interest rate method over a seven-year term, representing the period beginning on the issuance date of the convertible notes of March 15, 2005 and ending on the first put date of March 15, 2012.

At September 30, 2010, cash generated from our operating activities and existing cash and cash equivalents were fulfilling our liquidity requirements. At September 30, 2010, we also had a $30.0 million credit facility. This facility can be used for revolving borrowings, issuing letters of credit or a combination of both. As of October 29, 2010, there were no borrowings and $1.0 million in letters of credit outstanding under this facility, resulting in $29.0 million of available borrowings under this facility. The credit facility will mature on January 31, 2011. There can be no assurance that we will be able to either extend the maturity date of our existing credit facility or establish a new facility with a later maturity date and acceptable terms.

Our future net cash flows from operating activities are dependent on many factors, including industry specific trends and overall economic conditions. As described above, market-driven trends are negatively impacting revenues within our television and print businesses. We expect that these trends will continue for the foreseeable future. In response to these market-driven trends, we have taken a number of significant actions designed to reduce our overall cost structure and preserve cash flow, some of which are described in “Restructuring Expense” above. We believe cash generated from operations and our existing cash and cash equivalents will provide sufficient liquidity to fund our operations and meet our expected capital expenditure requirements and other contractual obligations as they become due through 2011. A prolonged continuation of the economic and industry trends described above could adversely affect our future net cash flows from operating activities, which could require us to seek other sources of funds.

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

Cash Flows from Operating Activities

Net cash provided by operating activities was $9.9 million in the current year nine-month period compared to $0.9 million in the prior year nine-month period. This favorable variance was primarily due to increases in deferred revenues primarily related to our Licensing Group in the current year period combined with the impact of the distribution of deferred compensation plan balances in the prior year period, partially offset by other changes in working capital and the operating and nonoperating results previously discussed.

Cash Flows from Investing Activities

Net cash used for investing activities was $2.8 million in the current year nine-month period compared to net cash provided by investing activities of $3.6 million in the prior year nine-month period. The current year nine-month period reflected additions of $1.8 million to property and equipment and $1.0 million of purchases of short-term investments that are restricted. The prior year nine-month period reflected net proceeds from sales of investments of $6.7 million related to the termination of our deferred compensation plan partially offset by additions of $3.1 million to property and equipment.

Cash Flows from Financing Activities

Net cash used for financing activities in the current year nine-month period was $5.0 million compared to $3.2 million in the prior year nine-month period. The change reflected payments of deferred acquisition liabilities of $5.1 million for the current year nine-month period compared to $3.1 million in the prior year nine-month period and $0.2 million of financing fees related to amending our credit facility during the prior year nine-month period.

Effect of Exchange Rate Changes on Cash and Cash Equivalents

Foreign currency exchange rate fluctuations did not have a significant effect on our cash and cash equivalents during the current year nine-month period. The $0.3 million positive effect of foreign currency exchange rates on our cash and cash equivalents during the prior year nine-month period was due to the weakening of the U.S. dollar against the pound sterling and euro.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, including changes in foreign currency exchange rates. We experienced no material change in our exposure to such fluctuations during the quarter ended September 30, 2010. Information regarding market risks as of December 31, 2009 is contained in Item 7A. “Quantitative And Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

At September 30, 2010, we did not have any floating interest rate exposure. As of that date, all of our outstanding debt consisted of the convertible notes, which are fixed-rate obligations. The fair value of the $115.0 million aggregate principal amount of the convertible notes is influenced by changes in market interest rates, the share price of our Class B common stock and our credit quality. At September 30, 2010, the convertible notes had an estimated fair value of $112.7 million.

ITEM 4.CONTROLS AND PROCEDURES

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 17, 1998, Eduardo Gongora, or Gongora, filed suit in state court in Hidalgo County, Texas, against Editorial Caballero SA de CV, or EC, Grupo Siete International, Inc., or GSI, collectively the Editorial Defendants, and us. In the complaint, Gongora alleged that he was injured as a result of the termination of a publishing license agreement, or the License Agreement, between us and EC for the publication of a Mexican edition of Playboy magazine, or the Mexican Edition. We terminated the License Agreement on or about January 29, 1998, due to EC’s failure to pay royalties and other amounts due to us under the License Agreement. On February 18, 1998, the Editorial Defendants filed a cross-claim against us. Gongora alleged that in December 1996 he entered into an oral agreement with the Editorial Defendants to solicit advertising for the Mexican Edition to be distributed in the U.S. The basis of GSI’s cross-claim was that it was the assignee of EC’s right to distribute the Mexican Edition in the U.S. and other Spanish-speaking Latin American countries outside of Mexico. On May 31, 2002, a jury returned a verdict against us in the amount of $4.4 million. Under the verdict, Gongora was awarded no damages. GSI and EC were awarded $4.1 million in out-of-pocket expenses and approximately $0.3 million for lost profits, even though the jury found that EC had failed to comply with the terms of the License Agreement. On October 24, 2002, the trial court signed a judgment against us for $4.4 million plus pre- and post-judgment interest and costs. On November 22, 2002, we filed post-judgment motions challenging the judgment in the trial court. The trial court overruled those motions and we vigorously pursued an appeal with the State Appellate Court sitting in Corpus Christi challenging the verdict. We posted a bond in the amount of approximately $9.4 million, which represented the amount of the judgment, costs and estimated pre- and post-judgment interest, in connection with the appeal. On May 25, 2006, the State Appellate Court reversed the judgment by the trial court, rendered judgment for us on the majority of the plaintiffs’ claims and remanded the remaining claims for a new trial. On July 14, 2006, the plaintiffs filed a motion for rehearing and en banc reconsideration, which we opposed. On October 12, 2006, the State Appellate Court denied plaintiffs’ motion. On December 27, 2006, we filed a petition for review with the Texas Supreme Court. On January 25, 2008, the Texas Supreme Court denied our petition for review. On February 8, 2008, we filed a petition for rehearing with the Texas Supreme Court. On May 16, 2008, the Texas Supreme Court denied our motion for rehearing. The posted bond has been canceled and the remaining claims were retried. On April 23, 2010, a jury returned a verdict in our favor. On August 16, 2010, the plaintiffs filed a motion for a new trial and a motion to modify, correct and reform the judgment against them. The motion was denied and plaintiffs filed a notice of appeal on October 14, 2010.

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

Eleven shareholder class action complaints have been filed against Playboy and certain officers and directors thereof in connection with Hugh M. Hefner’s July 8, 2010 proposal to acquire all of the outstanding shares of Class A common stock and Class B common stock not currently owned by Mr. Hefner for $5.50 per share in cash. In each complaint, the plaintiffs challenge Mr. Hefner’s proposal and allege, among other things, that the consideration to be paid in such proposal is unfair and grossly inadequate. The complaints seek, among other relief, to enjoin defendants from consummating Mr. Hefner’s proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders. Seven of these complaints were filed in the Chancery Division of the Circuit Court of Cook County, Illinois, and the remaining four complaints were filed in the Court of Chancery in Delaware. On October 6, 2010, all of the Illinois cases were dismissed with prejudice. We have reviewed the allegations contained in the various complaints and believe they are without merit. We intend to defend the litigation vigorously. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with ASC Topic 450, no liability has been accrued.

On March 26, 2010, DirecTV, Inc., or DirecTV, filed suit against Playboy Entertainment Group, Inc. and Spice Hot Entertainment, Inc., two of the Company’s wholly owned subsidiaries, in the Superior Court of the State of California for the County of Los Angeles. The suit alleges that the subsidiaries are in breach of the most-favored-nation provisions in the parties’ Amended and Restated Affiliation and Licensing Agreement, dated as of August 1, 2007, pursuant to which DirecTV distributes certain of our television programming. On May 21, 2010, we filed a motion to strike certain portions of DirecTV’s complaint. On July 21, 2010, DirecTV filed an amended complaint with the court, adding the allegation that DirecTV suffered damages of approximately $35.0 million. In light of the filing of the amended complaint, we withdrew the original motion to strike and filed a revised motion to strike portions of the amended complaint. The motion to strike was denied at a hearing held on October 21, 2010. Our answer to the amended complaint is due on or before November 10, 2010. We believe we have meritorious defenses to the allegations contained in the amended complaint and intend to defend this case vigorously. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with ASC Topic 450, no liability has been accrued.

ITEM 1A.RISK FACTORS

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

If we fail to renew our carriage agreement with DirecTV, on favorable terms or at all, our business, financial condition and results of operations will be adversely affected.

We are in negotiations with DirecTV to renew the agreement pursuant to which DirecTV distributes certain of our television programming. The existing agreement is currently scheduled to expire on November 16, 2010. On March 26, 2010, DirecTV filed suit against two of our subsidiaries alleging that we are in breach of the most-favored-nation provisions in the parties’ existing agreement. See Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q. As a result of this dispute, DirecTV began withholding payments to us in the current year quarter. We have suspended the recognition of revenue related to these payments, estimated to be over $3.0 million during the current year quarter, and recorded $1.2 million of bad debt expense related to existing receivables from DirecTV. If we are unable to renew our agreement with DirecTV, or do not renew it on favorable terms, our business, financial condition and results of operations will be adversely affected.

In addition, during the current year quarter, we conducted impairment testing on certain finite-lived assets reported in our Entertainment Group, including programming costs and distribution agreements, as a result of continued overall weakness in our domestic and international TV businesses, a reevaluation of programming utilization and a dispute with DirecTV. We determined the carrying amounts of these assets were not fully recoverable and in the current year quarter, we recorded total impairment charges of $25.4 million, representing the difference between the estimated fair values and net book values of these assets. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Additional future impairments of our finite-lived assets, including intangible assets, could result if we fail to renew our agreement with DirecTV, or do not renew it on favorable terms.

We are subject to litigation risk.

From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business, such as our dispute with DirecTV and the other matters described in Part II, Item 1. “Legal Proceedings” of this Quarterly Report on Form 10-Q. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any lawsuit or claim against us could have a material adverse effect on our business.

ITEM 6.EXHIBITS

Exhibit Number	Description

*10.1	Product and Trademark License Agreement, dated August 24, 2010, by and between Playboy Enterprises International, Inc. and Glory Rabbit International Investment Co., Limited

10.2	Amendment to the Amended and Restated Agreement, dated September 1, 2010, by and among Playboy Entertainment Group, Inc., Spice Hot Entertainment, Inc. and DirecTV, Inc.

10.3	Amended and Restated Employment Agreement, dated September 29, 2010, by and between Playboy Enterprises, Inc. and Scott Flanders

10.4	Amendment to the Amended and Restated Agreement, dated October 27, 2010, by and among Playboy Entertainment Group, Inc., Spice Hot Entertainment, Inc. and DirecTV, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

PLAYBOY ENTERPRISES, INC.
(Registrant)

Date: November 9, 2010	By	/s/ Christoph Pachler
Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

*10.1	Product and Trademark License Agreement, dated August 24, 2010, by and between Playboy Enterprises International, Inc. and Glory Rabbit International Investment Co., Limited

10.2	Amendment to the Amended and Restated Agreement, dated September 1, 2010, by and among Playboy Entertainment Group, Inc., Spice Hot Entertainment, Inc. and DirecTV, Inc.

10.3	Amended and Restated Employment Agreement, dated September 29, 2010, by and between Playboy Enterprises, Inc. and Scott Flanders

10.4	Amendment to the Amended and Restated Agreement, dated October 27, 2010, by and among Playboy Entertainment Group, Inc., Spice Hot Entertainment, Inc. and DirecTV, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______
*
Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934.